Form 10-Q
period 2005-09-30
Polymer Holdings LLC; Kraton Polymers LLC
filed 2005-11-14
CIK 1321646, 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Polymer Holdings LLC
(Exact name of registrant as specified in its charter)
Commission file number 333-123749

Delaware	20-0411521
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation)

700 Milam Street, 13th Floor, North Tower
Houston, TX 77002	832-204-5400
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
KRATON Polymers LLC
(Exact name of registrant as specified in its charter)
Commission file number 333-123747

Delaware	94-2805249
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 Milam Street, 13th Floor, North Tower
Houston, TX 77002	832-204-5400
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☐ NO ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may also make written or oral forward-looking statements in our Annual Report on Form 10-K, periodic reports on Form 10-Q and current reports on Form 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and our other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
PRESENTATION OF FINANCIAL STATEMENTS
     This Form 10-Q includes financial statements and related notes that present (1) the consolidated financial position, results of operations and cash flows of Polymer Holdings LLC, which we refer to as Polymer Holdings, and its subsidiaries and (2) the consolidated financial position, results of operations and cash flows of KRATON Polymers LLC, which we refer to as KRATON, and its subsidiaries. Polymer Holdings is a holding company whose only material asset is its investment in KRATON, which is its wholly-owned subsidiary. KRATON and its subsidiaries own all of the consolidated operating assets.

PART I — Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Polymer Holdings LLC
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Restated —
		See note 1(c))
Assets
Current assets:
Cash and cash equivalents	$71,550	$46,357
Receivables, net of allowances of $884 and $750	150,612	120,596
Inventories of products	191,303	211,076
Inventories of materials and supplies	9,412	8,778
Other current assets	17,495	10,381

Total current assets	440,372	397,188
Property, plant, and equipment, less accumulated depreciation of $57,654 and $38,086	395,453	424,333
Identifiable intangible assets, less accumulated amortization of $13,887 and $8,002	103,809	109,694
Investment in joint venture	10,539	10,753
Deferred financing costs	14,999	16,799
Other long-term assets	9,014	8,646

Total assets	$974,186	$967,413

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,680	$2,680
Accounts payable—trade	64,853	79,968
Other payables and accruals	50,269	40,059
Due to related parties	11,937	14,471
Deferred income taxes	1,240	1,240
Insurance bond payable	1,380	—

Total current liabilities	132,359	138,418
Long-term debt, net of current portion	562,970	556,335
Deferred income taxes	27,020	24,513
Long-term liabilities	29,317	25,629

Total liabilities	751,666	744,895

Commitments and contingencies (note 5)
Member’s equity:
Common equity	219,779	200,528
Accumulated other comprehensive income	2,741	21,990

Total member’s equity	222,520	222,518

Total liabilities and member’s equity	$974,186	$967,413

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Operations
Three Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Revenues
Sales	$269,017	$209,407
Other	7,457	1,840

Total revenues	276,474	211,247
Costs and expense
Costs of goods sold	225,945	179,186

Gross profit	50,529	32,061

Research and development expenses	6,700	5,530
Selling, general, and administrative expenses	19,130	16,467
Depreciation and amortization of identifiable intangibles	11,548	11,185
Earnings in joint venture	(182)	11
Interest, net	11,746	11,722

Income (loss) before income taxes	1,587	(12,854)
Income tax (provision) benefit	(633)	6,848

Net income (loss)	$954	$(6,006)

See accompanying notes to consolidated financial statements.
Polymer Holdings LLC
Consolidated Statements of Operations
Nine Months Ended September 30, 2005 and 2004
(in thousand of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Revenues
Sales	$732,338	$589,886
Other	20,287	8,738

Total revenues	752,625	598,624
Costs and expense
Costs of goods sold	586,145	514,692

Gross profit	166,480	83,932

Research and development expenses	19,500	17,246
Selling, general, and administrative expenses	54,692	46,503
Depreciation and amortization of identifiable intangibles	33,760	31,849
Earnings in joint venture	(1,050)	(134)
Interest, net	34,578	27,719

Income (loss) before income taxes	25,000	(39,251)
Income tax (provision) benefit	(6,159)	15,332

Net income (loss)	$18,841	$(23,919)

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Cash flows provided by (used in) operating activities:
Net income (loss)	$18,841	$(23,919)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	33,760	31,849
Amortization of deferred financing costs	1,800	2,522
Accretion of discount on senior subordinated notes	8,645	—
Change in the fair value of interest rate swaps	(128)	1,669
Loss on disposal of fixed assets	55	637
(Undistributed) distributed earnings in joint venture	(589)	427
Deferred tax provision (benefit)	483	(17,053)
Non-cash compensation	410	—
Increase (decrease) in working capital:
Accounts receivable	(43,567)	(27,426)
Due from related party	351	—
Inventories	5,373	49,530
Other assets	(6,274)	(6,330)
Accounts payable, other payables and accruals, and long-term Liabilities	10,004	45,877

Net cash provided by operating activities	29,164	57,783

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(8,604)	(28,816)
Proceeds from sale of property, plant and equipment	122	88

Net cash used in investing activities	(8,482)	(28,728)

Cash flows (used in) provided by financing activities:
Repayment of debt	(2,010)	(17,787)
Net proceeds from insurance bond	1,380	—

Net cash used in by financing activities	(630)	(17,787)
Effect of exchange rate differences on cash	5,141	138

Net increase in cash and cash equivalents	25,193	11,406
Cash and cash equivalents, beginning of period	46,357	17,500

Cash and cash equivalents, end of period	$71,550	$28,906

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$1,058	$4,547
Cash paid during the period for interest	28,821	20,910
See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in thousands of U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Restated —
		See note 1(c))
Assets
Current assets:
Cash and cash equivalents	$71,550	$46,357
Receivables, net of allowances of $884 and $750	150,612	120,596
Inventories of products	191,303	211,076
Inventories of materials and supplies	9,412	8,778
Other current assets	17,495	10,381

Total current assets	440,372	397,188
Property, plant, and equipment, less accumulated depreciation of $57,654 and $38,086	395,453	424,333
Identifiable intangible assets, less accumulated amortization of $13,887 and $8,002	103,809	109,694
Investment in joint venture	10,539	10,753
Deferred financing costs	13,275	14,973
Other long-term assets	9,014	8,646

Total assets	$972,462	$965,587

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,680	$2,680
Accounts payable—trade	64,853	79,968
Other payables and accruals	50,269	40,059
Due to related parties	11,937	14,471
Deferred income taxes	1,240	1,240
Insurance bond payable	1,380	—

Total current liabilities	132,359	138,418
Long-term debt, net of current portion	460,653	462,663
Deferred income taxes	30,723	25,184
Long-term liabilities	29,317	25,629

Total liabilities	653,052	651,894

Commitments and contingencies (note 5)
Member’s equity:
Common equity	316,669	291,703
Accumulated other comprehensive income	2,741	21,990

Total member’s equity	319,410	313,693

Total liabilities and member’s equity	$972,462	$965,587

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Operations
Three Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Revenues
Sales	$269,017	$209,407
Other	7,457	1,840

Total revenues	276,474	211,247
Costs and expense
Costs of goods sold	225,945	179,186

Gross profit	50,529	32,061

Research and development expenses	6,700	5,530
Selling, general, and administrative expenses	19,130	16,467
Depreciation and amortization of identifiable intangibles	11,548	11,185
Earnings in joint venture	(182)	11
Interest, net	8,683	11,722

Income (loss) before income taxes	4,650	(12,854)
Income tax (provision) benefit	(1,268)	6,848

Net income (loss)	$3,382	$(6,006)

See accompanying notes to consolidated financial statements.
KRATON Polymers LLC
Consolidated Statements of Operations
Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Revenues
Sales	$732,338	$589,886
Other	20,287	8,738

Total revenues	752,625	598,624
Costs and expense
Costs of goods sold	586,145	514,692

Gross profit	166,480	83,932

Research and development expenses	19,500	17,246
Selling, general, and administrative expenses	54,692	46,503
Depreciation and amortization of identifiable intangibles	33,760	31,849
Earnings in joint venture	(1,050)	(134)
Interest, net	25,833	27,719

Income (loss) before income taxes	33,745	(39,251)
Income tax (provision) benefit	(9,189)	15,332

Net income (loss)	$24,556	$(23,919)

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	September 30,	September 30,
	2005	2004
		(Restated —
		See note 1(c))
Cash flows provided by (used in) operating activities:
Net income (loss)	$24,556	$(23,919)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	33,760	31,849
Amortization of deferred financing costs	1,698	2,522
Changes in the fair value of interest rate swaps	(128)	1,669
Loss on disposal of fixed assets	55	637
(Undistributed) distributed earnings in joint venture	(589)	427
Deferred tax provision (benefit)	3,515	(17,053)
Non-cash compensation	410	—
Increase (decrease) in working capital:
Accounts receivable	(43,567)	(27,426)
Due from related party	351	—
Inventories	5,373	49,530
Other assets	(6,274)	(6,330)
Accounts payable, other payables and accruals, and long-term liabilities	10,004	45,877

Net cash provided by operating activities	29,164	57,783

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(8,604)	(28,816)
Proceeds from sale of property, plant and equipment	122	88

Net cash used in investing activities	(8,482)	(28,728)

Cash flows (used in) provided by financing activities:
Repayment of debt	(2,010)	(17,787)
Net proceeds from insurance bond	1,380	—

Net cash used in financing activities	(630)	(17,787)
Effect of exchange rate differences on cash	5,141	138

Net increase in cash and cash equivalents	25,193	11,406
Cash and cash equivalents, beginning of period	46,357	17,500

Cash and cash equivalents, end of period	$71,550	$28,906

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$1,058	$4,547
Cash paid during the period for interest	28,821	20,910
See accompanying notes to consolidated financial statements.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(1) Summary of Significant Accounting Policies
(a) Organization, Acquisition and Description of Business
     Polymer Holdings LLC together with its subsidiaries, unless otherwise indicated, are collectively referred to as “Polymer Holdings,” “we,” “our,” “ours,” and “us.” Polymer Holdings is a holding company whose only material asset is its investment in KRATON Polymers LLC, or KRATON. KRATON and its subsidiaries own substantially all of the consolidated operating assets. KRATON is the parent of Elastomers Holdings LLC (parent company of our United States operations), KRATON Polymers Holdings B.V. (parent company of non-U.S. operations) and KRATON Polymers Capital Corporation (a company with no operations). TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymer Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and its affiliates and KRATON Polymers Management LLC, or Management LLC.
     On December 23, 2003, Polymer Acquisition LLC, or Polymer Acquisition, a wholly owned subsidiary of Polymer Holdings, merged into KRATON, in a transaction we refer to as the Acquisition. Under the Merger Agreement dated as of November 5, 2003, as amended and restated on December 23, 2003, or the Merger Agreement, among Ripplewood Chemical, Polymer Holdings and Polymer Acquisition, Polymer Holdings acquired all of KRATON’s outstanding equity interests from Ripplewood Chemical Holding LLC, or Ripplewood Chemical, for consideration of $770.0 million for the business and $48.0 million for the excess cash on KRATON’s balance sheet immediately prior to closing.
     We manufacture styrenic block copolymers, or SBCs, at our manufacturing facilities in six countries: Belpre, Ohio; Wesseling, Germany; Berre, France; Pernis, The Netherlands; Paulinia, Brazil; and our joint venture in Kashima, Japan. SBCs are highly engineered synthetic elastomers, which are used in a wide variety of products to impart flexibility, resilience, strength, durability, and processability. We generally sell our products to customers for use in industrial and consumer applications. Based on our management approach, we believe that all material operations revolve around the manufacturing and sales of SBCs, and we currently report our operations, both internally and externally, as a single business segment.
(b) Basis of Presentation
     The consolidated financial statements presented herein are as follows:
a.	Polymer Holdings and its wholly-owned subsidiaries, which include both Polymer Holdings and KRATON and its wholly-owned subsidiaries.

b.	KRATON and its wholly-owned subsidiaries, which include only KRATON and its wholly-owned subsidiaries.
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first nine months of 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the prospectuses filed with the Securities and Exchange Commission , or the SEC, on September 2, 2005, pursuant to Rule 424(b)(3) under the Securities Act of 1933 for each of Polymer Holdings and KRATON.
     Unless specifically noted, these notes to consolidated financial statements apply to both Polymer Holdings and KRATON.
(c) Restatement of prior financial statements
     During the preparation of the interim financial statements for the period ended March 31, 2005, we discovered a computational error in the calculation of the additional cost of sales related to the inventory step up associated with the Acquisition. That step up was approximately $38.4 million and was being recorded to cost of sales as the related inventory items were sold. The error caused the reported amount of our cost of sales to be understated by approximately $2.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively, and $5.0 million for the year ended December 31, 2004, and decreased inventory by those same amounts.
     In addition, we have restated the December 31, 2004, balance sheet to record the unrealized gain on interest rate swaps included as a component of accumulated other comprehensive income on an after-tax basis, which has the effect of reducing member’s equity by approximately $0.6 million and increasing deferred income taxes by that same amount. This item was discovered in connection with a review of our financial statements undertaken in connection with the above item.
     As a result of these adjustments, on May 11, 2005, our audit committee decided to restate our financial statements for the year ended December 31, 2004, and the accompanying financial information reflects that restatement. Our audit committee has discussed these adjustments with our independent registered public accounting firm.
     These non-cash adjustments do not impact the calculation of any of the financial ratios in the senior secured credit facility for any period.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
     The following tables reflect the effects of the adjustments Polymer Holdings and KRATON made to their consolidated statement of operations for the three and nine months ended September 30, 2004, and their consolidated balance sheets as of December 31, 2004 (in thousands).

	Three months ended
	September 30, 2004 (1)
	As previously
	reported	As restated
Cost of goods sold	$176,848	$179,186
Gross profit	34,399	32,061
Loss before income taxes	(10,516)	(12,854)
Income tax benefit	5,940	6,848
Net loss	(4,576)	(6,006)

	Nine months ended
	September 30, 2004 (1)
	As previously
	reported	As restated
Cost of goods sold	$510,984	$514,692
Gross profit	87,640	83,932
Loss before income taxes	(35,543)	(39,251)
Income tax benefit	13,943	15,332
Net loss	(21,600)	(23,919)

	KRATON		Polymer Holdings
	December 31, 2004		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Inventories of product	$216,090	$211,076	$216,090	$211,076
Total current assets	402,202	397,188	402,202	397,188
Total assets	970,601	965,587	972,427	967,413
Deferred income taxes — noncurrent	26,509	25,184	25,837	24,513
Total liabilities	653,219	651,894	746,219	744,895
Common equity	294,837	291,703	203,663	200,528
Accumulated other comprehensive income	22,545	21,990	22,545	21,990
Total member’s equity	317,382	313,693	226,208	222,518
Total liabilities and member’s equity	970,601	965,587	972,427	967,413

(1)	The financial information for Polymer Holdings and KRATON are identical for the items set forth in the table.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(d) Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which supersedes SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123.” SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. On April 14, 2005, the SEC issued Release No. 33-8568 which amends the compliance date of SFAS No. 123(R). As a result, SFAS No. 123(R) will be effective for the company as of the beginning of the first annual reporting period that begins after December 15, 2005. The company is currently evaluating the adoption method to be used upon the adoption of SFAS No. 123(R).
     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, (FIN 47) clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Asset Retirement Obligations”, (Statement No. 143) refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact to the Company.
(2) Detail of Certain Balance Sheet Accounts

	September 30,	December 31,
	2005	2004
	(in thousands)
Inventories:
Finished products	$171,915	$185,609
Work in progress	3,413	3,844
Raw materials	15,975	21,623

	$191,303	$211,076

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands)
Other payables and accruals:
Employee related	$17,357	$6,250
Interest	3,845	8,143
Property and other taxes	6,347	5,814
Customer rebates	6,238	6,417
Income taxes payable	2,131	174
Other	14,351	13,261

	$50,269	$40,059

(3) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Polymer Holdings

Net income (loss)	$954	$(6,006)	$18,841	$(23,919)
Foreign currency Adjustments	1,157	4,998	(20,925)	(2,861)
Unrealized gain on interest rate swaps	818	—	1,676	—

Total comprehensive income (loss)	$2,929	$(1,008)	$(408)	$(26,780)

KRATON

Net income (loss)	$3,382	$(6,006)	$24,556	$(23,919)
Foreign currency Adjustments	1,157	4,998	(20,925)	(2,861)
Unrealized gain on interest rate swaps	818	—	1,676	—

Total comprehensive income (loss)	$5,357	$(1,008)	$5,307	$(26,780)

     Accumulated the comprehensive income consisted of the following for both Polymer Holdings and KRATON (in thousands):

	September 30, 2005	December 31, 2004
Foreign currency Adjustments	$35	$20,960
Unrealized gain on interest rate swaps	2,706	1,030

Total accumulated other comprehensive income	$2,741	$21,990

(4) Long-Term Debt
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
KRATON:
Senior Secured Credit Facility:
Term loans	$263,333	$265,343
Revolver	—	—
8.125% Senior Subordinated Notes	200,000	200,000

Total long-term debt	463,333	465,343
Less current portion of long-term debt	2,680	2,680

Total KRATON	460,653	462,663

Polymer Holdings:
12% Senior Discount Notes	102,317	93,672

Total Polymer Holdings	$562,970	$556,335

(a) Senior Secured Credit Facility
     In connection with the Acquisition, KRATON entered into a senior secured credit facility in the aggregate principal amount of $420 million. The senior secured credit facility consists of a $60 million revolving credit facility, or the Revolving Facility, and a $360 million term loan facility, or the Term Facility, and is subject to the terms and conditions of the credit agreement, dated as of December 23, 2003, or the Credit Agreement, among us, various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation. We refer to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans. Three of KRATON’s subsidiaries, KRATON Polymers U.S. LLC, Elastomers Holdings LLC, and KRATON Polymers Capital Corporation, and Polymer Holdings, have guaranteed the senior secured credit facility and we refer to these guarantors, together with KRATON as the Loan Parties. The senior secured credit facility is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of September 30, 2005, and December 31, 2004, we had no outstanding borrowings under the Revolving Facility.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
     Maturity
          The Revolving Loans outstanding are payable in a single maturity on December 23, 2008. The Term Loans are payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Loans. The remaining balance is payable in four equal quarterly installments commencing on March 31, 2010, and ending on December 23, 2010.
     Interest
          KRATON’s Senior Leverage Ratio was less than 2.50:1.00 for the quarters ended March 31 and June 30, 2005. In accordance with Amendment No. 2, dated October 21, 2004, the Term Loan bear interest at the adjusted Eurodollar rate plus 2.50%, a decrease from 2.75%.
          Effective July 1, 2005, the Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or, at our option, the base rate plus 1.50% per annum. Effective July 1, 2005, the Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Mandatory Prepayments
          The Term Facility will be subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio in met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.
          We were not required to make a prepayment related to excess cash flow generated during the year ended December 31, 2004.
     Covenants
          The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.
          The Credit Agreement contains certain negative covenants including limitation on indebtedness, limitation on liens, limitation on fundamental changes, limitation on investments, limitation on asset sales, limitation on sales and leasebacks, limitation on restricted payments, limitation on transactions with affiliates, and certain financial covenants.
          As of September 30, 2005, we were in compliance with all covenants under the Credit Agreement.
     (b) Senior Subordinated Notes Due January 15, 2014
          In connection with the Acquisition, KRATON and KRATON Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
Holdings and each of KRATON Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at September 30, 2005, and December 31, 2004, is $200.0 million.
     Interest
          The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2004, (2) upon any redemption or prepayment as described below, and (3) at maturity.
     Optional Redemption
          Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued, and unpaid interest.
Prior to January 15, 2009, we may redeem up to a maximum of 35% of the 8.125% Notes with the proceeds of certain permitted equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
     Covenants
          The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.
          The 8.125% Notes contain certain negative covenants including limitation on indebtedness, limitation on restricted payments, limitation on restrictions on distributions from certain subsidiaries, limitation on lines of business, and mergers and consolidations.
          As of September 30, 2005, we are in compliance with all covenants under the 8.125% Notes.
     Exchange Offer
          On October 24, 2005, KRATON completed an offer to exchange all of its outstanding 8.125% Notes issued under an exemption from the registration requirement of the Securities Act for identical notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
(c) Senior Discount Notes Due July 15, 2014
          In connection with an amendment to KRATON’s senior secured credit facility, Polymer Holdings and Polymer Holdings Capital Corporation issued $150 million principal amount at maturity (from which $91.9 million of net cash proceeds were realized) of 12% Senior Discount Notes due 2014, or the 12% Discount Notes, on November 2, 2004. Neither KRATON nor any of its subsidiaries guarantee the 12% Discount Notes. The 12% Discount Notes had an initial accreted value of $612.76 per $1,000 in principal amount at maturity. The accreted value of each Note will increase on a daily basis from the date of issuance until January 15, 2009, at a rate of 12.000% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009 will equal the principal amount at maturity. The amount of the 12% Discount Notes outstanding at September 30, 2005, was $150.0 million, with an accreted value of $102.3 million.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
     Interest
          No cash interest will accrue on the 12% Discount Notes prior to January 15, 2009. Thereafter, cash interest on the 12% Discount Notes will accrue and be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2009, at a rate of 12.000% per annum. Interest is payable (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2009, (2) upon any redemption or prepayment as described below, and (3) at maturity.
     Optional Redemption
          At any time prior to January 15, 2007, we may elect to redeem up to 35% of the 12% Discount Notes at a redemption price of 112.000% of the accreted value thereof at the redemption date, with the net cash proceeds of one or more equity offerings by us or KRATON, to the extent the net proceeds are distributed by KRATON to us, or a contribution to the common equity of capital of us from the net proceeds of one or more equity offerings by a direct or indirect payment of us. On or after January 15, 2009, we may elect to redeem the 12% Discount Notes at certain predetermined redemption prices, plus accrued and unpaid interest.
     Covenants
          The 12% Discount Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of Notes with financial statements and other financial information and to provide the holders of Notes notice of material events.
          The 12% Discount Notes contain certain negative covenants including limitation on indebtedness, limitation on restricted payments, limitation on restrictions on distributions from certain subsidiaries, limitation on lines of business, and mergers and consolidations.
          As of September 30, 2005, we were in compliance with all covenants under the 12% Discount Notes.
     Exchange Offer
          On October 20, 2005, Polymer Holdings completed an offer to exchange all of its outstanding 12% Discount Notes issued under an exemption from the registration requirement of the Securities Act, for identical notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     (5) Income Taxes
          Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences. We consider all foreign earnings as being permanently invested in that country.
     (6) Commitments and Contingencies
     Legal Proceedings
          We, and certain of our subsidiaries, are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations or cash flows.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
     Pernis, The Netherlands Manufacturing Facility Fire
          On June 6, 2004, a fire occurred at our Pernis, The Netherlands manufacturing facility, which is operated for us by Shell Nederland Chemie, a subsidiary of Shell Chemicals, under an operating agreement. There were no known injuries or environmental damages and no claims have been made against us arising out of this incident. We currently do not believe we have any liability related to this incident. We currently estimate the damage to property to be approximately $4 million, which we expect will be covered by our property and casualty insurance, subject to a $1 million insurance deductible. The amount of the deductible was included as additional cost of goods sold during the three months ended June 30, 2004. To date, we have received $1.5 million of insurance proceeds and recorded a $0.5 million gain on disposal of assets related to the insurance proceeds in the three months ended March 31, 2005. We continue to negotiate with our insurance carrier to settle the remaining claim.
          We have business interruption insurance, which requires a minimum of 45 days of business interruption and satisfaction of a $2.5 million deductible before any benefit may be realized. We have received $0.9 million of insurance proceeds, representing full and final settlement of the business interruption insurance and recorded that amount as a gain in the three months ended June 30, 2005.
     (7) Employee Benefits
(a) Investment in KRATON Management LLC
          We provided certain key employees who held interests in us prior to the Acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a call right in the event of termination of employment. On June 15, 2005, TJ Chemical granted Kevin M. Fogarty a notional restricted unit award with a fair value of $300,000. This award will vest 20% on each of the first five anniversaries of his employment commencement date (June 13, 2005), so long as Mr. Fogarty remains employed by us through the applicable vesting date. The actual membership units will not be distributed until the earlier of (1) a change in control or (2) the termination of Mr. Fogarty’s employment. In addition, David M. Davis forfeited 350,000 restricted shares in accordance with his separation agreement. As of September 30, 2005, there were 5,655,000 membership units of Management LLC issued and outstanding.
(b) TJ Chemical Holdings LLC 2004 Option Plan
          On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including KRATON, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of, TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. On June 15, 2005, TJ Chemical granted Mr. Fogarty 1,250,000 options. In addition, Mr. Davis forfeited 1,300,000 options in accordance with his separation agreement. As of September 30, 2005, there were 14,114,375 options granted and outstanding. All options granted in the period ended September 30, 2005, had an exercise price of $1 per membership unit, which is the same as the fair value of the membership unit on the date of grant.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
          In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the option is still an employee on the vesting date. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of grant. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.
          A committee, or the Committee, of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee), (2) cancel and cash out the options (whether or not then vested) at the spread or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
          On a termination of a participant’s employment (other than without cause or by the participant for good reason within the 2-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) 1-year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such option.
          Generally, pursuant to TJ Chemical’s operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights for the 180-day period following the later of a termination of employment and 6 months and 1-day following the date that units were acquired pursuant to the exercise of the option, TJ Chemical has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of TJ Chemical.
     (c) Other Equity Awards
          We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates do not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by KRATON or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. On June 15, 2005, TJ Chemical granted Mr. Fogarty 300,000 profit units. In addition, Mr. Davis forfeited 281,250 profits units

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
in accordance with his separation agreement. As of September 30, 2005, there were 2,031,250 profits units granted and outstanding.
     (d) KRATON Polymers LLC Executive Deferred Compensation Plan
          On September 9, 2004, the Board of Directors KRATON adopted the KRATON Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the KRATON Deferred Compensation Plan and as of September 30, 2005, there were no granted or outstanding membership units.
     (e) 2005 Incentive Compensation Plan
          On June 9, 2005, the Compensation Committee of the Board of Directors, or the Board, of KRATON approved and adopted the 2005 Incentive Compensation Plan, including the performance-based criteria by which potential payouts to participants will be determined. The 2005 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and certain employees that have been deemed eligible to participate. The common bonus pool is determined based on EBITDA and may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee. For the bonus year which ends December 31, 2005, KRATON believes that the bonus pool will range from approximately $10 million to $14 million. Based on the current forecast for the twelve months ended December 31, 2005, KRATON has adequately accrued for the 2005 Incentive Compensation Plan as of September 30, 2005.
     (f) Retirement Plans
          The components of net period benefit cost related to pension benefits for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30		September 30
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$886	$831	$2,658	$2,493
Interest cost	779	694	2,337	2,082
Expected return on plan assets	(736)	(683)	(2,208)	(2,048)

Net periodic benefit cost	$929	$842	$2,787	$2,527

     The components of net periodic benefit cost related to other postretirement benefits for the three and nine months ended September 30, 2005 and September 30, 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$91	$106	$275	$319
Interest cost	119	134	357	402
Recognized actuarial gain	—	—	(3)	—

Net periodic benefit cost	$210	$240	$629	$721

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
     (8) Supplemental Guarantor Information — Polymer Holdings LLC
          Polymer Holdings was not a party to the issuance of the 8.125% Notes. Polymer Holdings’ separate financial statements are included in the following Supplemental Guarantor Information as of, and for the Nine Months Ended September 30, 2005, for the sole purpose that the following consolidated balances will agree to Polymer Holdings’ consolidated financial statements.
Balance Sheet

	As of September 30, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$32,847	$38,703	$—	$71,550
Receivables, net	—	—	60,423	97,563	(7,374)	150,612
Inventories of products	—	—	118,606	79,935	(7,238)	191,303
Inventories of materials and supplies	—	—	5,853	3,559	—	9,412
Other current assets	—	5,795	970	10,730	—	17,495

Total current assets	—	5,795	218,699	230,490	(14,612)	440,372
Property, plant, and equipment, less accumulated depreciation	—	130,106	173,176	92,171	—	395,453
Identifiable intangible assets, less accumulated amortization	—	54,998	—	48,811	—	103,809
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	9,726	—	10,539
Deferred financing costs	1,724	13,275	—	—	—	14,999
Other long-term assets	—	104,981	272,814	3,964	(372,745)	9,014

Total assets	$331,306	$309,968	$664,689	$385,162	$(716,939)	$974,186

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$2,680	$—	$—	$—	$2,680
Accounts payable — trade	—	2,900	22,931	39,022	—	64,853
Other payables and accruals	—	3,844	19,947	26,478	—	50,269
Due to (from) related parties	—	—	2,127	17,184	(7,374)	11,937
Deferred income taxes	—	—	(417)	1,657	—	1,240
Insurance bond payable	—	1,380	—	—	—	1,380

Total current liabilities	—	10,804	44,588	84,341	(7,374)	132,359

Long-term debt, net of current portion	102,317	460,653	—	—	—	562,970
Deferred income taxes	(3,703)	299	30,815	(391)	—	27,020
Long-term liabilities	—	279,765	16,583	105,714	(372,745)	29,317

Total liabilities	98,614	751,521	91,986	189,664	(380,119)	751,666

Commitments and contingencies (note 5)	—	—	—	—	—	—
Member’s equity:
Common equity	232,692	(444,259)	572,703	195,463	(336,820)	219,779
Accumulated other comprehensive income	—	2,706	—	35	—	2,741

Total member’s equity	232,692	(441,553)	572,703	195,498	(336,820)	222,520

Total liabilities and member’s equity	$331,306	$309,968	$664,689	$385,162	$(716,939)	$974,186

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Balance Sheet

	As of December 31, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$15,981	$30,376	$—	$46,357
Receivables, net	—	454	43,143	84,467	(7,468)	120,596
Inventories of products	—	1,684	120,264	91,666	(2,538)	211,076
Inventories of materials and supplies	—	—	5,673	3,105	—	8,778
Other current assets	—	2,288	577	7,516	—	10,381

Total current assets	—	4,426	185,638	217,130	(10,006)	397,188
Property, plant, and equipment, less accumulated depreciation	—	138,133	181,292	104,908	—	424,333
Identifiable intangible assets, less accumulated amortization	—	60,883	—	48,811	—	109,694
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	9,940	—	10,753
Deferred financing costs	1,826	14,973	—	—	—	16,799
Other long-term assets	—	118,127	252,066	3,529	(365,076)	8,646

Total assets	$331,408	$337,355	$618,996	$384,318	$(704,664)	$967,413

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$2,680	$—	$—	$—	$2,680
Accounts payable — trade	—	2,900	29,977	47,091	—	79,968
Other payables and accruals	—	8,143	16,199	15,717	—	40,059
Due to (from) related parties	—	—	456	21,483	(7,468)	14,471
Deferred income taxes	—	—	(417)	1,657	—	1,240

Total current liabilities	—	13,723	46,215	85,948	(7,468)	138,418

Long-term debt, net of current portion	93,672	462,663	—	—	—	556,335
Deferred income taxes	(671)	12,344	19,053	(6,213)	—	24,513
Long-term liabilities	—	261,950	12,865	115,890	(365,076)	25,629

Total liabilities	93,001	750,680	78,133	195,625	(372,544)	744,895

Commitments and contingencies (note 5)	—	—	—	—	—	—
Member’s equity:
Common equity	238,407	(414,355)	540,863	167,733	(332,120)	200,528
Accumulated other comprehensive income	—	1,030	—	20,960	—	21,990

Total member’s equity	238,407	(413,325)	540,863	188,693	(332,120)	222,518

Total liabilities and member’s equity	$331,408	$337,355	$618,996	$384,318	$(704,664)	$967,413

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Three Months Ended September 30, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$143,409	$154,784	$(29,176)	$269,017
Other	—	—	—	7,457	—	7,457

Total revenues	—	—	143,409	162,241	(29,176)	276,474
Costs and expenses:
Cost of goods sold	—	438	115,689	138,994	(29,176)	225,945

Gross profit	—	(438)	27,720	23,247	—	50,529

Research and development expenses	—	—	3,437	3,263	—	6,700
Selling, general, and administrative expenses	—	—	10,252	8,878	—	19,130
Depreciation and amortization	—	4,953	4,572	2,023	—	11,548
Earnings in joint venture	—	—	—	(182)	—	(182)
Interest expense (income)	3,063	9,284	(1,885)	1,284	—	11,746

Income (loss) before income taxes	(3,063)	(14,675)	11,344	7,981	—	1,587
Income tax (provision) benefit	635	3,998	(3,091)	(2,175)	—	(633)

Net income (loss)	$(2,428)	$(10,677)	$8,253	$5,806	$—	$954

	Three Months Ended September 30, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$115,682	$124,379	$(30,654)	$209,407
Other	—	—	—	1,840	—	1,840

Total revenues		—	115,682	126,219	(30,654)	211,247
Costs and expenses:	—
Cost of goods sold	—	6,011	92,003	111,826	(30,654)	179,186

Gross profit		(6,011)	23,679	14,393	—	32,061

Research and development expenses	—	—	2,681	2,849	—	5,530
Selling, general, and administrative expenses	—	—	11,296	5,171	—	16,467
Depreciation and amortization	—	4,692	4,482	2,011	—	11,185
Earnings in joint venture	—	—	—	11	—	11
Interest expense (income)	—	12,107	(1,583)	1,198	—	11,722

Income (loss) before income taxes	—	(22,810)	6,803	3,153	—	(12,854)
Income tax (provision) benefit	—	9,532	(3,038)	354	—	6,848

Net income (loss)	$—	$(13,278)	$3,765	$3,507	$—	$(6,006)

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Nine Months Ended September 30, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$399,119	$441,788	$(108,569)	$732,338
Other	—	—	—	20,287	—	20,287

Total revenues	—	—	399,119	462,075	(108,569)	752,625
Costs and expenses:
Cost of goods sold	—	6,384	304,790	383,540	(108,569)	586,145

Gross profit	—	(6,384)	94,329	78,535	—	166,480

Research and development expenses	—	—	9,783	9,717	—	19,500
Selling, general, and administrative expenses	—	—	32,825	21,867	—	54,692
Depreciation and amortization	—	13,911	13,814	6,035	—	33,760
Earnings in joint venture	—	—	—	(1,050)	—	(1,050)
Interest expense (income)	8,745	27,258	(5,286)	3,861	—	34,578

Income (loss) before income taxes	(8,745)	(47,553)	43,193	38,105	—	25,000
Income tax (provision) benefit	3,030	12,949	(11,762)	(10,376)	—	(6,159)

Net income (loss)	$(5,715)	$(34,604)	$31,431	$27,729	$—	$18,841

	Nine Months Ended September 30, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$319,311	$347,593	$(77,018)	$589,886
Other	—	—	—	8,738	—	8,738

Total revenues	—	—	319,311	356,331	(77,018)	598,624
Costs and expenses:
Cost of goods sold	—	30,940	245,390	315,380	(77,018)	514,692

Gross profit	—	(30,940)	73,921	40,951	—	83,932

Research and development expenses	—	—	8,174	9,072	—	17,246
Selling, general, and administrative expenses	—	—	28,135	18,368	—	46,503
Depreciation and amortization	—	13,297	13,210	5,342	—	31,849
Earnings in joint venture	—	—	—	(134)	—	(134)
Interest expense (income)	—	28,549	(4,498)	3,668	—	27,719

Income (loss) before income taxes	—	(72,786)	28,900	4,635	—	(39,251)
Income tax (provision) benefit	—	25,567	(10,115)	(120)	—	15,332

Net income (loss)	$—	$(47,219)	$18,785	$4,515	$—	$(23,919)

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statements of Cash Flows

	Nine Months Ended September 30, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings(1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$—	$(30,332)	$43,542	$15,954	$—	$29,164
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(5,860)	(2,622)	—	(8,482)

Net cash used in investing activities	—	—	(5,860)	(2,622)	—	(8,482)

Cash flows provided by (used in) financing activities:
Repayment of debt	—	(2,010)	—	—	—	(2,010)
Proceeds from (payments on) intercompany loans	—	30,962	(20,816)	(10,146)	—	—
Net proceeds from insurance bond	—	1,380	—	—	—	1,380

Net cash provided by (used in) financing activities	—	30,332	(20,816)	(10,146)	—	(630)

Effect of exchange rate difference on cash	—	—	—	5,141	—	5,141

Net decrease in cash and cash equivalents	—	—	16,866	8,327	—	25,193
Cash and cash equivalents at beginning of period	—	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$—	$32,847	$38,703	$—	$71,550

	Nine Months Ended September 30, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings(1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$—	$(22,936)	$57,332	$23,387	$—	$57,783
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(21,908)	(6,820)	—	(28,728)

Net cash used in investing activities	—	—	(21,908)	(6,820)	—	(28,728)

Cash flows provided by (used in) financing activities:

Repayment of debt	—	(17,787)	—	—	—	(17,787)

Net proceeds from insurance bond	—	—	—	—	—	—
Proceeds from (payments on) intercompany loans	—	40,704	(32,380)	(8,324)	—	—

Net cash provided by (used in) financing activities	—	22,917	(32,380)	(8,324)	—	(17,787)

Effect of exchange rate difference on cash	—	—	—	138	—	138

Net increase (decrease) in cash and cash equivalents	—	(19)	3,044	8,381	—	11,406
Cash and cash equivalents at beginning of period	—	19	(182)	17,663	—	17,500

Cash and cash equivalents at end of period	$—	$—	$2,862	$26,044	$—	$28,906

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
(9) Supplemental Guarantor Information — KRATON Polymers LLC
     KRATON and KRATON Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries fully and unconditionally guarantee, on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. KRATON’s remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.
Balance Sheet

	As of September 30, 2005
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,847	$38,703	$—	$71,550
Receivables, net	—	60,423	97,563	(7,374)	150,612
Inventories of products	—	118,606	79,935	(7,238)	191,303
Inventories of materials and supplies	—	5,853	3,559	—	9,412
Other current assets	5,795	970	10,730	—	17,495

Total current assets	5,795	218,699	230,490	(14,612)	440,372
Property, plant, and equipment, less accumulated depreciation	130,106	173,176	92,171	—	395,453
Identifiable intangible assets, less accumulated amortization	54,998	—	48,811	—	103,809
Investment in joint venture	813	—	9,726	—	10,539
Deferred financing costs	13,275	—	—	—	13,275
Other long-term assets	104,981	272,814	3,964	(372,745)	9,014

Total assets	$309,968	$664,689	$385,162	$(387,357)	$972,462

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,680	$—	$—	$—	$2,680
Accounts payable — trade	2,900	22,931	39,022	—	64,853
Other payables and accruals	3,844	19,947	26,478	—	50,269
Due to related parties	—	2,127	17,184	(7,374)	11,937
Deferred income taxes	—	(417)	1,657	—	1,240
Insurance bond payable	1,380	—	—	—	1,380

Total current liabilities	10,804	44,588	84,341	(7,374)	132,359

Long-term debt, net of current portion	460,653	—	—	—	460,653
Deferred income taxes	299	30,815	(391)	—	30,723
Long-term liabilities	279,765	16,583	105,714	(372,745)	29,317

Total liabilities	751,521	91,986	189,664	(380,119)	653,052

Commitments and contingencies (note 5)	—	—	—	—	—
Member’s equity:
Common equity	(444,259)	572,703	195,463	(7,238)	316,669
Accumulated other comprehensive income	2,706	—	35	—	2,741

Total member’s equity	(441,553)	572,703	195,498	(7,238)	319,410

Total liabilities and member’s equity	$309,968	$664,689	$385,162	$(387,357)	$972,462

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Balance Sheet

	As of December 31, 2004
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15,981	$30,376	$—	$46,357
Receivables, net	454	43,143	84,467	(7,468)	120,596
Inventories of products	1,684	120,264	91,666	(2,538)	211,076
Inventories of materials and supplies	—	5,673	3,105	—	8,778
Other current assets	2,288	577	7,516	—	10,381

Total current assets	4,426	185,638	217,130	(10,006)	397,188
Property, plant, and equipment, less accumulated depreciation	138,133	181,292	104,908	—	424,333
Identifiable intangible assets, less accumulated amortization	60,883	—	48,811	—	109,694
Investment in joint venture	813	—	9,940	—	10,753
Deferred financing costs	14,973	—	—	—	14,973
Other long-term assets	118,127	252,066	3,529	(365,076)	8,646

Total assets	$337,355	$618,996	$384,318	$(375,082)	$965,587

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,680	$—	$—	$—	$2,680
Accounts payable — trade	2,900	29,977	47,091	—	79,968
Other payables and accruals	8,143	16,199	15,717	—	40,059
Due to (from) related parties	—	456	21,483	(7,468)	14,471
Deferred income taxes	—	(417)	1,657	—	1,240

Total current liabilities	13,723	46,215	85,948	(7,468)	138,418

Long-term debt, net of current portion	462,663	—	—	—	462,663
Deferred income taxes	12,344	19,053	(6,213)	—	25,184
Long-term liabilities	261,950	12,865	115,890	(365,076)	25,629

Total liabilities	750,680	78,133	195,625	(372,544)	651,894

Commitments and contingencies (note 5)	—	—	—	—	—
Member’s equity:
Common equity	(414,355)	540,863	167,733	(2,538)	291,703
Accumulated other comprehensive income	1,030	—	20,960	—	21,990

Total member’s equity	(413,325)	540,863	188,693	(2,538)	313,693

Total liabilities and member’s equity	$337,355	$618,996	$384,318	$(375,082)	$965,587

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Three Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$143,409	$154,784	$(29,176)	$269,017
Other	—	—	7,457	—	7,457

Total revenues	—	143,409	162,241	(29,176)	276,474
Costs and expenses:
Cost of goods sold	438	115,689	138,994	(29,176)	225,945

Gross profit	(438)	27,720	23,247	—	50,529

Research and development expenses	—	3,437	3,263	—	6,700
Selling, general, and administrative expenses	—	10,252	8,878	—	19,130
Depreciation and amortization	4,953	4,572	2,023	—	11,548
Earnings in joint venture	—	—	(182)	—	(182)
Interest expense (income)	9,284	(1,885)	1,284	—	8,683

Income (loss) before income taxes	(14,675)	11,344	7,981	—	4,650
Income tax (provision) benefit	3,998	(3,091)	(2,175)	—	(1,268)

Net income (loss)	$(10,677)	$8,253	$5,806	$—	$3,382

	Three Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$115,682	$124,379	$(30,654)	$209,407
Other	—	—	1,840	—	1,840

Total revenues	—	115,682	126,219	(30,654)	211,247
Costs and expenses:
Cost of goods sold	6,011	92,003	111,826	(30,654)	179,186

Gross profit	(6,011)	23,679	14,393	—	32,061

Research and development expenses	—	2,681	2,849	—	5,530
Selling, general, and administrative expenses	—	11,296	5,171	—	16,467
Depreciation and amortization	4,692	4,482	2,011	—	11,185
Earnings in joint venture	—	—	11	—	11
Interest expense (income)	12,107	(1,583)	1,198	—	11,722

Income (loss) before income taxes	(22,810)	6,803	3,153	—	(12,854)
Income tax (provision) benefit	9,532	(3,038)	354	—	6,848

Net income (loss)	$(13,278)	$3,765	$3,507	$—	$(6,006)

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$399,119	$441,788	$(108,569)	$732,338
Other	—	—	20,287	—	20,287

Total revenues	—	399,119	462,075	(108,569)	752,625
Costs and expenses:
Cost of goods sold	6,384	304,790	383,540	(108,569)	586,145

Gross profit	(6,384)	94,329	78,535	—	166,480

Research and development expenses	—	9,783	9,717	—	19,500
Selling, general, and administrative expenses	—	32,825	21,867	—	54,692
Depreciation and amortization	13,911	13,814	6,035	—	33,760
Earnings in joint venture	—	—	(1,050)	—	(1,050)
Interest expense (income)	27,258	(5,286)	3,861	—	25,833

Income (loss) before income taxes	(47,553)	43,193	38,105	—	33,745
Income tax (provision) benefit	12,949	(11,762)	(10,376)	—	(9,189)

Net income (loss)	$(34,604)	$31,431	$27,729	$—	$24,556

	Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$319,311	$347,593	$(77,018)	$589,886
Other	—	—	8,738	—	8,738

Total revenues	—	319,311	356,331	(77,018)	598,624
Costs and expenses:
Cost of goods sold	30,940	245,390	315,380	(77,018)	514,692

Gross profit	(30,940)	73,921	40,951	—	83,932

Research and development expenses	—	8,174	9,072	—	17,246
Selling, general, and administrative expenses	—	28,135	18,368	—	46,503
Depreciation and amortization	13,297	13,210	5,342	—	31,849
Earnings in joint venture	—	—	(134)	—	(134)
Interest expense (income)	28,549	(4,498)	3,668	—	27,719

Income (loss) before income taxes	(72,786)	28,900	4,635	—	(39,251)
Income tax (provision) benefit	25,567	(10,115)	(120)	—	15,332

Net income (loss)	$(47,219)	$18,785	$4,515	$—	$(23,919)

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and KRATON Polymers LLC
Notes to the Consolidated Financial Statements
For the Nine Months Ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)
Statement of Cash Flows

	Nine Months Ended September 30, 2005
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$(30,332)	$43,542	$15,954	$—	$29,164
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(5,860)	(2,622)	—	(8,482)

Net cash used in investing activities	—	(5,860)	(2,622)	—	(8,482)

Cash flows provided by (used in) financing activities:
Repayment of debt	(2,010)	—	—	—	(2,010)
Proceeds from (payments on) intercompany loans	30,962	(20,816)	(10,146)	—	—
Net proceeds from insurance bond	1,380	—	—	—	1,380

Net cash provided by (used in) financing activities	30,332	(20,816)	(10,146)	—	(630)

Effect of exchange rate difference on cash	—	—	5,141	—	5,141

Net decrease in cash and cash equivalents	—	16,866	8,327	—	25,193
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$32,847	$38,703	$—	$71,550

	Nine Months Ended September 30, 2004
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$(22,936)	$57,332	$23,387	$—	$57,783
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(21,908)	(6,820)	—	(28,728)

Net cash used in investing activities	—	(21,908)	(6,820)	—	(28,728)

Cash flows provided by (used in) financing activities:
Repayment of debt	(17,787)	—	—	—	(17,787)
Net proceeds from insurance bond	—	—	—	—	—
Proceeds from (payments on) intercompany loans	40,704	(32,380)	(8,324)	—	—

Net cash provided by (used in) financing activities	22,917	(32,380)	(8,324)	—	(17,787)

Effect of exchange rate difference on cash	—	—	138	—	138

Net increase (decrease) in cash and cash equivalents	(19)	3,044	8,381	—	11,406
Cash and cash equivalents at beginning of period	19	(182)	17,663	—	17,500

Cash and cash equivalents at end of period	$—	$2,862	$26,044	$—	$28,906

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes thereto as of and for the year ended December 31, 2004, included in the prospectuses filed with the SEC by Polymer Holdings and KRATON on September 2, 2005. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors disclosed in the prospectuses and those discussed in “Factors Affecting Our Results of Operations,” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
     Except where otherwise noted, the financial information and management’s discussion and analysis presented in this section are solely for KRATON and its subsidiaries. Prior to the Acquisition, Polymer Holdings did not have any material assets or liabilities, and, since the Acquisition, its only material asset is its investment in KRATON. Polymers Holdings also has additional outstanding indebtedness, consisting of its 12% Discount Notes. Financial information for Polymer Holdings is therefore identical to that of KRATON, except with respect to interest expense, tax provision, net income and total debt.
Overview
     We believe we are the world’s leading producer of styrenic block copolymers, or SBCs. SBCs are highly-engineered synthetic elastomers, which are used in a wide variety of products to impart flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the broader elastomers industry. We pioneered these products over 40 years ago. We offer a broad line of SBCs to over 700 customers in over 60 countries worldwide. Our products are used in a wide variety of applications including road and roofing materials, automotive applications, numerous consumer products (diapers, tool handles, toothbrushes), tapes, labels, medical devices, packaging and footwear products.
     Our KRATON products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt, and solution applied coatings. We offer our customers a broad portfolio of products that includes more than 100 core commercial grades of SBCs.
     We generate substantially all of our product sales and gross margin from our two primary product lines: (1) unhydrogenated SBCs, or USBCs, and (2) hydrogenated SBCs, or HSBCs. USBCs are sold broadly under the KRATON D brand name and HSBCs are sold broadly under the KRATON G name and accounted for 63% and 37% of our full-year 2004 product sales revenues, respectively. USBCs are primarily used in asphalt modification, packaging and adhesives, sealants and footwear end-use markets. HSBCs, the production of which is more complex and capital-intensive than that of USBCs, are primarily used in value-added compounding and personal hygiene and adhesive and sealant applications.
Recent Developments
     Gulf Coast Hurricanes Impact Update
     The following is an update on the impact on operations resulting from the two hurricanes recently hitting the Gulf Coast:
•	Our operations were not directly affected since our USA manufacturing plant is located in Ohio;

•	We currently anticipate that we will be able to serve customers as planned, with limitations only applying to our isoprene-based products;

•	Our current inventory levels are sufficient due to our proactive efforts in securing additional raw materials where available, with limitations only applying to our isoprene-based products;

•	We see further tightening of both primary and secondary raw material supply, translating into increased cost proportional to the prevailing markets; and

•	Delivery capabilities were briefly affected by the current nationwide freight availability issue but are now normalized.
     Supply Disruption Issues
     On July 1, 2005, Shell Chemicals declared that it was excused from supplying our contractual minimum butadiene requirements at our Belpre, Ohio production facility due to tropical storm Cindy that impacted its Norco, Louisiana plant. As a result, our supply of butadiene was placed on allocation. On August 9, 2005, Shell Chemicals notified us that it intended to further lower the allocation of butadiene supply to us due to new operational issues. Hurricanes Katrina and Rita, which followed these events, further constrained on Shell Chemicals’ ability to supply butadiene. Presently, with the combination of the allocation of butadiene supplied to us from Shell Chemicals, our existing butadiene stocks, and alternative sources of supply, we believe that these events will not have a material adverse impact on our financial results.
     On September 22, 2005, Shell Chemicals’ Deer Park Chemical Plant shut down operations due to Hurricane Rita. Subsequently, Shell Chemicals declared that it was excused from supplying our contractual minimum isoprene requirements to our Belpre, Ohio production facility. On October 8, 2005, Shell Chemicals resumed normal operations. See “SIS Sales Allocations” below for a further description of the impact of this event.
     On October 10, 2005, Shell Chemicals declared that it was excused from supplying our minimum styrene requirements at our European facilities due to operational problems. During this period, we were able to meet our supply needs through Shell’s allocation of styrene, existing styrene inventories, and alternative sources of supply. On October 24, 2005, Shell Chemicals resumed normal operations. We believe that this event will not have a material adverse impact on our financial results.
     On November 1, 2005, Shell Chemicals declared that it was excused from supplying our minimum styrene requirements at our European facilities due to a workers’ strike at its production facility in Pernis, the Netherlands. On November 8, 2005, Shell Chemicals resumed normal operations. With the combination of our existing styrene stocks and alternative sources of supply, this event did not have a material adverse impact on our financial results.
     We currently estimate the immediate impact of these supply disruption issues, coupled with the gulf coast hurricanes’ impact, described above, will negatively impact our pre-tax results by approximately $3 million. Management, however cannot predict the long-term impact to us, our suppliers or the industry in general.
     SIS Sales Allocations
     Supplies of isoprene remain constrained due to continued worldwide shortages of isoprene. Therefore, we continue to be on allocation to ensure we match SIS sales to our isoprene supply. Moreover, in addition to seeking alternative sources of isoprene supply, we are taking a number of actions to mitigate the impact including: changes in production scheduling, inventory reductions, evaluating the need for further product allocations and new technology versions of SIS that require less isoprene in the production process. We expect the isoprene market to remain tight for the foreseeable future, which means that the historical volume growth will continue to be constrained. The impact of this required allocation on year-to-date 2005 business has reduced our total sales by less than 2%, as compared to the same period in 2004. The specific impact on our financial results, attributable to additional isoprene supply disruptions described in “Supply Disruption Issues” is included in the aforementioned $3 million.
     Belpre, Ohio Production Facility Capacity Expansion
     On September 16, 2005, we announced that we will be increasing the production capacity of KRATON D at our Belpre, Ohio production facility by approximately 10 kT through a low cost debottleneck as a result of the success of utilizing Lean Six Sigma techniques. This increase in capacity is in response to rising demand in the asphalt modification end-use in the North American market.

     Paulinia, Brazil New Polyisoprene Latex Plant
     On October 31, 2005, we announced that we will be constructing a new 1.5 kT polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer products customers. The addition of this new plant would give us the global capability to supply nearly 3kT of polyisoprene latex per year. The new plant is expected to be operational in the fourth quarter of 2006 and would also enable us to quickly and cost effectively expand further based upon market needs. KRATON polyisoprene latex is a unique synthetic alternative to natural rubber latex for dipped goods and various specialty products.
     Changes in Executive Officers
     On September 14, 2005, we announced the appointment of Raymond K. Guba, as Chief Financial Officer & Vice President effective October 24, 2005. In his role, Mr. Guba will be responsible for managing our financial and IT groups. He will report to Mr. George Gregory, Chief Executive Office and President. Mr. Guba brings to KRATON extensive senior management experience in finance from his 19-year career with General Electric Co., which included responsibility for strategy formulation and execution; financial reporting; financial planning and analysis; acquisition due diligence and integration; cash flow management; and contract negotiations around the globe. During his tenure with General Electric he held a variety of positions with increasing responsibility, and most recently Mr. Guba was employed by GE Energy, a General Electric Co. subsidiary, as Chief Financial Officer for their Installations and Field Services business.
     On July 28, 2005, we announced that Nicholas G. Dekker would serve as our interim Chief Financial Officer, effective August 15, 2005. Mr. Dekker has been responsible for all the finance functions and investor relations since that date and will continue in his role through the filing of this quarterly report. In November 2005, Mr. Dekker will receive 25,000 Euros as compensation related to his additional responsibilities. After the filing of this quarterly report, Mr. Dekker will assume the role of Vice President of Europe and Director of Finance for Europe and Asia. Mr. Dekker provided consulting services for KRATON from April 2000 until January 2002 at which time Mr. Dekker became a permanent employee of KRATON. Mr. Dekker began his KRATON career as European Finance Manager and was promoted to Finance Manager for Europe and Asia Pacific in 2004.
     On June 6, 2005, we announced that David M. Davis, Vice President, Finance and Chief Financial Officer, has resigned effective August 15, 2005 in order for him to pursue other opportunities.
     On August 29, 2005, we announced that Roger P. Morgan, Vice President of Europe, Africa and Asia Pacific and Robert A. Newman, Vice President of Technology were retiring from their positions with KRATON. We have finalized the separation arrangements with both Mr. Morgan and Mr. Newman. Mr. Newman’s last date of employment was September 30, 2005, and Mr. Morgan’s last date of employment was October 7, 2005.
     Changes in Board of Directors
     On July 26, 2005, William Price and Richard Aube resigned from our Board of Directors and all committees of the Board on which they served. Mr. Price has been replaced by Nathan Wright, a principal of TPG. The vacancy on the Board created by the resignation of Mr. Aube has not been filled. At its meeting on July 26, 2005, the Board appointed Mr. Wright to the Compensation Committee of our Board of Directors and John Breckenridge to replace Mr. Aube on the Compensation Committee and the Executive Committee of our Board of Directors.
     End-Use Realignment
     We have historically sold into five end-use markets: (1) adhesives, sealants and coatings; (2) compounding and personal hygiene, or CAPH; (3) packaging and polymer-modification, or P&P; (4) asphalt modification; and (5) footwear. We do not consider footwear a core end-use market due to its small percentage of total revenues.
     In August 2005, we decided to split the CAPH end-use going forward into two separate end-uses, compounding channels and personal hygiene in order to focus our resources and better pursue growth opportunities.
     Exchange Offers
     On October 24, 2005, KRATON completed an offer to exchange all of its outstanding 8.125% Notes issued under an exemption from the registration requirement of the Securities Act of 1933, as amended (the “Securities

Act”), for notes registered under the Securities Act. In addition, on October 20, 2005, Polymer Holdings completed an offer to exchange all of its outstanding 12% Discount Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In each offer, 100% of the previously outstanding notes were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     Please see “Management Discussion and Analysis of Financial Condition and Results of Operations–Description of Our Indebtedness” for a description of the terms of the notes.
     The registration rights agreement relating to the 12% Discount Notes and the registration rights agreement relating to the 8.125% Notes, each required the registration statements to be filed on April 1, 2005, be declared effective by the SEC, on or prior to July 1, 2005, and an exchange offer be completed by August 1, 2005. As a result of the untimely declaration of effectiveness of the registration statements and completion of the offerings, both the 12% Discount Notes and 8.125% Notes accrued the special interest subsequent to July 1, 2005, through the date Polymer Holdings and KRATON completed the offers to exchange at the rates provided in the applicable registration rights agreement.
     Restatement of Prior Financial Statements
     During the preparation of the interim financial statements to be included in the Form 10-Q for the period ended March 31, 2005, we discovered a computational error in the calculation of the additional cost of sales related to the inventory step up associated with the Acquisition. That step up was approximately $38.4 million and was being recorded to cost of sales as the related inventory items were sold. The error caused the reported amount of our cost of sales to be understated by approximately $2.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively, and $5.0 million for the year ended December 31, 2004, and decreasing inventory by those same amounts.
     In addition, we have restated the December 31, 2004 balance sheet to record the unrealized gain on interest rate swaps included as a component of accumulated other comprehensive income on an after-tax basis, which has the effect of reducing member’s equity by approximately $0.6 million and increasing deferred income taxes by that same amount. This item was discovered in connection with a review of our financial statements undertaken in connection with the above item.
     As a result of these adjustments, on May 11, 2005, our audit committee decided to restate our financial statements for the year ended December 31, 2004 and the accompanying financial information reflects that restatement. Our audit committee has discussed these adjustments with our independent registered public accounting firm.
     These non-cash adjustments do not impact the calculation of any of the financial ratios in the senior secured credit facility for any period.
     The following tables reflect the effects of the adjustments Polymer Holdings and KRATON made to their consolidated statement of operations for the three and nine months ended September 30, 2004, and their consolidated balance sheets as of December 31, 2004 (in thousands).

	Three months ended
	September 30, 2004 (1)
	As previously
	reported	As restated
Cost of goods sold	$176,848	$179,186
Gross profit	34,399	32,061
Loss before income taxes	(10,516)	(12,854)
Income tax benefit	5,940	6,848
Net loss	(4,576)	(6,006)

	Nine months ended
	September 30, 2004 (1)
	As previously
	reported	As restated
Cost of goods sold	$510,984	$514,692
Gross profit	87,640	83,932
Loss before income taxes	(35,543)	(39,251)
Income tax benefit	13,943	15,332
Net loss	(21,600)	(23,919)

	KRATON		Polymer Holdings
	December 31, 2004		December 31, 2004
	As previously		As previously
	reported	As restated	reported	As restated
Inventories of product	$216,090	$211,076	$216,090	$211,076
Total current assets	402,202	397,188	402,202	397,188
Total assets	970,601	965,587	972,427	967,413
Deferred income taxes — noncurrent	26,509	25,184	25,837	24,513
Total liabilities	653,219	651,894	746,219	744,895
Common equity	294,837	291,703	203,663	200,528
Accumulated other comprehensive income	22,545	21,990	22,545	21,990
Total member’s equity	317,382	313,693	226,208	222,518
Total liabilities and member’s equity	970,601	965,587	972,427	967,413

(1)	The financial information for Polymer Holdings and KRATON are identical for the items set forth in the table.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in the prospectuses filed with the SEC in connection with the exchange offers. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
     Revenue Recognition
     We recognize revenue from sales when title transfers to the customer as products are shipped. In specific cases, we supply customers on a consignment basis and recognize revenue as the product is utilized. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenue) are also recorded upon shipment.
     Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. These rebates typically represent approximately 1% of our product sales and are estimated by management and recognized as a reduction in revenues.
     Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in first-out, or FIFO basis. Inventory cost is comprised of raw materials, utilities and other manufacturing costs, including labor. On a quarterly basis, we evaluate the carrying cost of inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been immaterial. From time to time, the value of our inventory is re-evaluated to reflect customer demand for specific products.

     Property, Plant and Equipment
     The most critical accounting policy affecting our chemical assets is the determination of the estimated useful lives of our property, plant and equipment. The estimated useful lives of our chemical assets, which range from three years to twenty years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives for the chemical facilities are based on the assumption that we would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the statement of operations.
     We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable. Under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 144, we must compare the undiscounted future cash flows of an asset to its carrying value. Key factors that could significantly affect future cash flows include international competition, environmental regulations, higher or lower product prices, feedstock costs, energy costs and remaining estimated useful life.
     Income Taxes
     Since the Acquisition, we conduct all operations, including the U.S. operations, in separate legal entities and as a result income tax amounts are reflected on a separate return basis.
Factors Affecting Our Results of Operations
     Raw Materials
     Our results of operations are directly affected by the cost of raw materials. The three primary raw materials used in the production of our products are styrene, butadiene and isoprene. These monomers together represented approximately 80% of total raw material purchases volume and approximately 40% of cost of goods sold in 2004. Our financial performance for the year ended December 31, 2004 and most of 2005 have been impacted by significant increases in raw material feedstock prices. Beginning in 2003, we have experienced continually increasing raw material feedstock prices, which has continued through most of 2005. Prices for our key raw materials increased between 30% and 70% during 2004. Our raw material feedstock costs are volatile as they are influenced by crude oil prices. The spot price of West Texas Intermediate crude oil has increased from a yearly average of $31.11 per barrel in 2003 to $41.43 per barrel in 2004, and a nine month average of $55.61 per barrel in the first nine months of 2005.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates under long-term supply contracts with various expiration dates. Prices under these contracts are typically determined by contractual formulas that reference both Shell Chemicals’ cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies most of our necessary requirements with the remaining requirements supplied by other third-party suppliers. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all KRATON products. Styrene pricing reflects the costs of ethylene and benzene. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand as well as the cost of ethylene and benzene, which are influenced by prevailing crude oil prices, natural gas prices and alternative uses of benzene in the fuel market. Market prices for styrene rose in late 2002, and reached near historical highs at the beginning of 2003. Market prices for styrene further increased throughout most of 2004 and have been volatile through most of 2005. The significant price increase has been associated with increasing crude oil and benzene prices.
     Butadiene is used in the production of certain grades of KRATON products. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Market prices for butadiene increased in the latter part of 2002 and early 2003, due to increased energy prices and tight supply conditions. We saw a slight decline in mid 2003 and flat pricing through the first quarter of 2004. However, beginning in the second quarter of 2004 and continuing throughout the remainder of 2004 and most of 2005, we have experienced increasing market prices for butadiene. The increased market prices for butadiene is primarily due to increased crude oil prices and tight supply conditions resulting from strong demand, operational problems of some key producers and limited new production in the U.S. and Europe.
     Isoprene is used in the production of certain grades of KRATON products. Isoprene is primarily produced and consumed captively by producers for the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced for the market in which we operate. Prices can be volatile. Our prices are generally affected by prices for crude oil and natural gas as well as prevailing supply and demand conditions. Market prices for isoprene began to rise during the fourth quarter of 2003 and continued to rise throughout 2004 and most of 2005. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers and growing demand.
     Changes in prices for raw materials will have an impact on our results of operations. Historically, pricing for KRATON products have generally fluctuated with the cost of raw materials and changing market circumstances. Our practice has been and continues to be to evaluate and adjust prices to reflect these conditions.
     Seasonality
     Our product sales are affected by seasonal changes in end-use markets. Sales of KRATON products that are sold into the asphalt modification end-use market, which accounted for 24% of fiscal 2004 product sales revenue, are approximately 50% higher during the second and third quarters of each fiscal year because winter weather conditions reduce road and roofing construction in the first and fourth quarters. As a result of these seasonal changes, inventory levels tend to be higher in the first half of each fiscal year. Other than this seasonal trend, overall results of operations tend to show relatively little effect of seasonality.
     Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. A dramatic economic slowdown could adversely affect demand for our products. However, due to the value-added nature of our products, the fact that most of our products constitute only a small portion of the total cost of the products in which they are used and the diversity of our end-use markets, we believe we are less affected by general economic conditions than many other industries. In addition, changes in interest rates may increase financing costs as our senior secured credit facility bears interest at a floating rate. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 48% of 2004 net product sales generated from customers located in the Americas, 36% in Europe and 16% in the Asia Pacific region. In 2004, we estimate that our products were sold to customers in more than 60 countries. We serve our customer base from six manufacturing plants in six countries. As described above, changes in general economic conditions in these countries will influence our results of operations. In particular, certain of the countries in which we operate, such as Brazil, have experienced prolonged periods of negative economic growth coupled with high inflation. The existence of such conditions in the countries in which we operate could negatively affect our operations in those countries.

     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the third quarter of 2005 and 2004. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

				U.S. $ per 10,000
		U.S. $ per Euro		Japanese Yen		U.S. $ per Brazilian Real
		Average	Period End	Average	Period End	Average	Period End
Quarter Ended	September 30, 2004	1.222	1.232	90.99	90.05	0.336	0.350

Quarter Ended	September 30, 2005	1.220	1.204	89.93	88.35	0.426	0.450

Nine Months Ended	September 30, 2004	1.225	1.232	91.77	90.05	0.336	0.350

Nine Months Ended	September 30, 2005	1.262	1.204	92.83	88.35	0.400	0.450
     Our financial results are subject to the impact of gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We historically have not engaged in foreign currency hedging activities.
     In addition, our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.
Results of Operations
Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004
     The following table summarizes certain information relating to KRATON’s operating results that have been derived from its financial statements.

	Three Months Ended	Three Months Ended
	September 30, 2005 (1)	September 30, 2004
	(in thousands)	(in thousands)
		(Restated)
Revenues:
Sales	$269,017	$209,407
Other	7,457	1,840

Total revenues	276,474	211,247

Costs and expenses:
Cost of goods sold	225,945	179,186

Gross profit	50,529	32,061
Research and development expenses	6,700	5,530
Selling, general and administrative expenses	19,130	16,467
Depreciation and amortization of identifiable intangibles	11,548	11,185
Earnings (loss) in joint venture	(182)	11
Interest, net	8,683	11,722

Income (loss) before income taxes	4,650	(12,854)
Income tax (provision) benefit	(1,268)	6,848

Net income (loss)	$3,382	$(6,006)

(1)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax provision and net loss were $11.7 million, $0.6 million and $1.0 million, respectively, for the three months ended September 30, 2005.

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	September 30, 2005 (1)	September 30, 2004
		(Restated)
Revenues:
Sales	97.3%	99.1%
Other	2.7	0.9

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	81.7	84.8

Gross profit	18.3	15.2
Research and development expenses	2.4	2.6
Selling, general and administrative expenses	6.9	7.8
Depreciation and amortization of identifiable intangibles	4.2	5.3
Earnings in joint venture	(0.1)	—
Interest, net	3.1	5.5

Income (loss) before income taxes	1.7	(6.1)
Income tax (provision) benefit	(0.5)	3.2

Net income (loss)	1.2%	(2.8)%

(1)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax provision and net income were 4.2%, 0.2% and 0.3%, respectively, for the three months ended September 30, 2005.
Total Revenues
     Total revenues increased by 30.9% to $276.5 million for the three months ended September 30, 2005, as compared to $211.2 million for the three months ended September 30, 2004. This increase was primarily due to increased prices for our products and the overall increase in sales volumes. Sales volumes increased approximately 12.1 kT, or 13.3%, during the comparable periods primarily due to the increased demand in the asphalt modification end-use market. This increased demand was primarily due to additional road investment projects in Eastern Europe, expansion of home construction, and favorable autumn weather. The Euro remained fairly constant, the Japanese Yen weakened approximately 1.2% and the Brazilian Real appreciated approximately 26.8% during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.
     Sales. Sales increased by 28.5% to $269.0 million for the three months ended September 30, 2005, as compared to $209.4 million for the three months ended September 30, 2004. $28.6 million of the increase in sales was due to increased prices for our products, $27.8 million was due to increased sales volumes and an estimated $3.2 million was due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. Sales are divided into KRATON D and KRATON G.
     For the three months ended September 30, 2005, KRATON D sales increased by 49.2% to $197.2 million as compared to $132.2 million for the three months ended September 30, 2004. $36.3 million of the increase in sales was due to increased prices for our products, $26.1 million was due to increased sales volumes and $2.6 million was due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. The increase in sales volumes was primarily due to the increase in demand within the asphalt modification end-use market previously discussed.
     For the three months ended September 30, 2005, KRATON G sales decreased by 7.0% to $71.8 million from $77.2 million as compared to the three months ended September 30, 2004. $7.8 million of this decrease in sales was due to decreased sales volumes, which was only partially offset by $1.8 million in increased prices for our products and an estimated $0.6 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. The decrease in sales volumes was primarily due to increased competition and available alternative technologies.
     Other revenue. Other revenues increased by 316.7% to $7.5 million for the three months ended September

30, 2005, as compared to $1.8 million for the three months ended September 30, 2004. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of KRATON IR, an isoprene rubber product we report as part of our KRATON D sales at our Netherlands facility. The increase in other revenues in the current period is primarily due to the fact that there was no production at our Netherlands facility during the three months ended September 30, 2004, as a result of the June 6, 2004 fire and subsequent shut down of the facility until October 1, 2004.
Cost of Goods Sold
     Costs of goods sold increased by 26.1% to $225.9 million for the three months ended September 30, 2005, as compared to $179.2 million for the three months ended September 30, 2004. As a percentage of total revenues, cost of goods sold decreased to 81.7% from 84.8%. The $46.7 million increase in cost of goods sold was due to: (1) an estimated $30.5 million of increased monomer and other variable costs, (2) an estimated $16.8 million increase due to an increase in volumes, (3) an estimated $4.5 million increase in cost of goods sold associated with the increased by-product sales and (4) an estimated $1.4 million increase related to other manufacturing expenses. In addition, the increase in cost of goods sold was offset by $6.5 million of reduced costs in the third quarter of 2005, as compared to the prior year period. The $6.5 million of reduced costs is due to $6.6 million of additional cost of sales in the 2004 period as compared to $0.1 million in the 2005 period as a result of the subsequent sale of inventory that was written up to fair value and sold during the periods. On December 23, 2003, in connection with the Acquisition, we wrote-up our inventory by $38.4 million to reflect the amount of manufacturing profit in inventory. Average acquisition costs for isoprene and butadiene increased by approximately 29% and 31%, respectively, in the comparable periods due to the continuing rise of crude oil prices and tight supply and demand conditions in the marketplace.
Gross Profit
     Gross profit increased by 57.3% to $50.5 million for the three months ended September 30, 2005, as compared to $32.1 million for the three months ended September 30, 2004. Gross profit as a percentage of total revenues increased from 15.2% in the three months ended September 30, 2004 to 18.3% in the three months ended September 30, 2005, due to the factors noted above. Excluding the $0.1 million and $6.6 million non-cash increase in cost of goods sold relating to the subsequent sale of inventory that had been written up to fair value for the three months ended September 30, 2005 and 2004, respectively, gross profit would have been $50.6 million and $38.7 million, or 18.3% of total revenues for both periods.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 21.8% to $6.7 million for the three months ended September 30, 2005, as compared to $5.5 million the three months ended September 30, 2004. Research and development expenses increased due to the increased incentive compensation related to improved financial performance. As a percentage of total revenues, research and development expenses decreased to 2.4% from 2.6%.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 15.8% to $19.1 million for the three months ended September 30, 2005, as compared to $16.5 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased due to the increased incentive compensation related to improved financial performance and severance costs. As a percentage of total revenues, selling, general and administrative expenses decreased to 6.9% from 7.8% due to the increase in total revenues in the 2005 period, partially offset by the increase in expenses in the second quarter of 2005.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 2.7% to $11.5 million for the three months ended September 30, 2005, as compared to $11.2 million for the three months ended September 30, 2004. This increase was primarily due to assets that were under construction during 2004, that were completed and placed in service.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name KRATON JSR Elastomers K.K. Earnings in the joint venture increased to $0.2 million for the three months ended September 30, 2005, as compared to a loss of less than $0.1 million for the three months ended

September 30, 2004. This increase in earnings was primarily due to increased sales prices, partially offset by decreased sales volumes. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense — Polymer Holdings. Polymer Holdings’ interest expense was $11.7 million for both the three months ended September 30, 2005 and the three months ended September 30, 2004. Items impacting interest expense were an increase of $3.0 million related to the accretion of the debt discount associated with the issuance of the 12% Discount Notes offset by $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period and a $1.3 million decrease related to lower debt balances at higher interest rates. During the three months ended September 30, 2005, and September 30, 2004, the average debt balances outstanding were $564.6 million and $550.4 million, respectively. The effective interest rates on our debt during the same periods were 8.2% and 6.6%, respectively. Included in interest expense is $0.6 million and $0.7 million of expense related to the amortization of deferred financing costs for the three months ended September 30, 2005 and 2004, respectively.
     Interest expense — KRATON. KRATON’s interest expense decreased 25.6% to $8.7 million for the three months ended September 30, 2005, as compared to $11.7 million for the three months ended September 30, 2004. This decrease was primarily due to $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period and a $1.3 million decrease related to lower debt balances at higher interest rates. During the three months ended September 30, 2005, and September 30, 2004, the average debt balances outstanding were $463.8 million and $550.4 million, respectively. The effective interest rates on our debt during the same periods were 7.3% and 6.6%, respectively. Included in interest expense is $0.6 million and $0.7 million of expense related to the amortization of deferred financing costs for the three months ended September 30, 2005 and 2004, respectively.
Income Tax (Provision) Benefit
     Income tax (provision) benefit — Polymer Holdings. Polymer Holdings’ income tax provision was $0.6 million for the three months ended September 30, 2005, as compared to income tax benefit of $6.8 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, our operations generated income before income taxes due to the aforementioned increased gross profit. In the three months ended September 30, 2004, our operations generated a loss before income taxes due to reduced gross profit.
     Income tax (provision) benefit — KRATON. KRATON’s income tax provision was $1.3 million for the three months ended September 30, 2005, as compared to income tax benefit of $6.8 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, our operations generated income before income taxes due to the aforementioned increased gross profit. In the three months ended September 30, 2004, our operations generated a loss before income taxes due to reduced gross profit.
Net Income (Loss)
     Net income (loss) Polymer Holdings. Polymer Holdings net income was $1.0 million for the three months ended September 30, 2005, as compared to $6.0 million of net loss for the three months ended September 30, 2004, for the reasons discussed above.
     Net income (loss) KRATON. KRATON’s net income was $3.4 million for the three months ended September 30, 2005, as compared to $6.0 million of net loss for the three months ended September 30, 2004, for the reasons discussed above.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004
     The following table summarizes certain information relating to our operating results that has been derived from our financial statements.

	Nine Months Ended	Nine Months Ended
	September 30, 2005 (1)	September 30, 2004
	(in thousands)	(in thousands)
		(Restated)
Revenues:
Sales	$732,338	$589,886
Other	20,287	8,738

Total revenues	752,625	598,624

Costs and expenses:
Cost of goods sold	586,145	514,692

Gross profit	166,480	83,932

Research and development expenses	19,500	17,246
Selling, general and administrative expenses	54,692	46,503
Depreciation and amortization of identifiable intangibles	33,760	31,849
Earnings (loss) in joint venture	(1,050)	(134)
Interest, net	25,833	27,719

Income (loss) before income taxes	33,745	(39,251)
Income tax benefit	(9,189)	15,332

Net income (loss)	$24,556	$(23,919)

(1)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax provision and net income were $34.6 million, $6.2 million and $18.8 million, respectively, for the nine months ended September 30, 2005.
     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Nine Months Ended	Nine Months Ended
	September 30, 2005 (1)	September 30, 2004
		(Restated)
Revenues:
Sales	97.3%	98.5%
Other	2.7	1.5

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	77.9	86.0

Gross profit	21.1	14.0

Research and development expenses	2.6	2.9
Selling, general and administrative expenses	7.3	7.8
Depreciation and amortization of identifiable intangibles	4.5	5.3
Earnings (loss) in joint venture	(0.1)	—
Interest, net	3.4	4.6

Income (loss) before income taxes	4.5	(6.6)
Income tax benefit	(1.2)	2.6

Net income (loss)	3.3%	(4.0)%

(1)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax provision and net income were 4.6%, 0.8% and 2.5%, respectively, for the nine months ended September 30, 2005.
Total Revenues
     Total revenues increased by 25.7% to $752.6 million for the nine months ended September 30, 2005, as compared to $598.6 million for the nine months ended September 30, 2004. This increase was due to the increased prices for our products, an increase in sales volumes and the strengthening foreign currency exchange rates against the U. S. dollar. Sales volumes increased approximately 6.3 kT, or 2.4% during the comparable periods. The Euro appreciated approximately 3.0%, the Japanese Yen appreciated approximately 1.2% and the Brazilian Real appreciated approximately 19.0% during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.
     Sales. Sales increased by 24.1% to $732.3 million for the nine months ended September 30, 2005, as compared to $589.9 million for the nine months ended September 30, 2004. The increase in sales was the result of $116.4 million due to increased prices for our products, an estimated $13.9 million relating to the increase in volumes and an estimated $12.1 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. Sales are divided into KRATON D and KRATON G.
     For the nine months ended September 30, 2005, KRATON D sales increased by 35.5% to $509.3 million as compared to $376.0 million for the nine months ended September 30, 2004. The increase in sales was the result of $111.2 million due to increased prices for our products, an estimated $11.8 million increase relating to volumes and an estimated $10.3 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar. The increase in sales volume was due to higher sales into the asphalt modification end use market due to the additional road investment projects in Eastern Europe, expansion of home construction, and favorable autumn weather.
     For the nine months ended September 30, 2005, KRATON G sales increased by 4.3% to $223.0 million from $213.9 million as compared to the nine months ended September 30, 2004. The increase in sales was the result of $8.5 million due to increased prices for our products and an estimated $1.8 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar, partially offset by $1.2 million relating to reduced sales volumes. The decrease in sales volumes was primarily due to increased competition and available alternative technologies.
     Other revenue. Other revenues increased by 133.3% to $20.3 million for the nine months ended September 30, 2005, as compared to $8.7 million for the nine months ended September 30, 2004. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of KRATON IR, an isoprene rubber product we report as part of our KRATON D sales at our Netherlands facility. The increase in other revenues in the current period is primarily due to the fact that there was no production at our Netherlands facility during the three months ended September 30, 2004, as a result of the June 6, 2004 fire and subsequent shut down of the facility until October 1, 2004.
Cost of Goods Sold
     Costs of goods sold increased by 13.9% to $586.1 million for the nine months ended September 30, 2005, as compared to $514.7 million for the nine months ended September 30, 2004. As a percentage of total revenues, cost of goods sold decreased to 77.9% from 86.0%. The $71.4 million increase in cost of goods sold was due to: (1) an estimated $66.0 million of increased monomer and other variable costs, (2) an estimated $10.1 million of increase in cost of goods sold associated with the increased by-product sales (3) an estimated $9.0 million increase due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar, (4) an estimated $8.8 million of increased other manufacturing expenses, and (5) an estimated $8.4 million of increase relating to the sales volume increase. In addition, the increase in cost of goods sold was offset by $30.9 million of reduced costs in 2005, as compared to the prior year period. The $30.9 million of reduced costs is due to $32.6 million of additional cost of sales in the 2004 period as compared to $1.7 million in the 2005 period as a result of the subsequent sale of inventory that was written up to fair value and sold during the periods. On December 23, 2003, in connection with the Acquisition, we wrote-up our inventory by $38.4 million to reflect the amount of manufacturing profit in inventory. Average acquisition costs for styrene, isoprene and butadiene increased by approximately 19%, 43% and 37%, respectively, in the comparable periods due to the continuing rise of crude oil prices and tight supply and demand conditions in the marketplace.
Gross Profit
     Gross profit increased by 98.5% to $166.5 million for the nine months ended September 30, 2005, as compared to $83.9 million for the nine months ended September 30, 2004. Gross profit as a percentage of total revenues increased from 14.0% in the nine months ended September 30, 2004 to 22.1% in the nine months ended September 30, 2005, due to the factors noted above. Excluding the $1.7 million and $32.6 million non-cash increase in cost of goods sold relating to the subsequent sale of inventory that had been written up to fair value for the nine months ended September 30, 2005 and 2004, respectively, gross profit would have been $168.2 million and $116.6 million, or 22.3% and 19.5% of total revenues for those periods, respectively.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 13.4% to $19.5 million for the nine months ended September 30, 2005, as compared to $17.2 for the nine months ended September 30, 2004. Research and development expenses increased due to the increase in the U.S. dollar equivalent of Euro-denominated expenses as a result of the appreciation of the Euro against the U.S. dollar and increased incentive compensation related to improved financial performance. As a percentage of total revenues, research and development expenses decreased to 2.6% from 2.9%.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 17.6% to $54.7 million for the nine months ended September 30, 2005, as compared to $46.5 million for the nine months ended September 30, 2004. Selling, general and administrative expenses increased due to: (1) the increase in the U.S. dollar equivalent of Euro-denominated expenses as a result of the appreciation of the Euro against the U.S. dollar, (2) increased incentive compensation related to improved financial performance, and (3) one-time costs associated with the filing of the registration statements as required by the registration rights agreements governing the 8.125% Notes and 12% Discount Notes. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.3% from 7.8% due to the increase in revenues in the nine months ended September 30, 2005, partially offset by the increase in expenses in the nine months ended September 30, 2005.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 6.3% to $33.8 million for the nine months ended September 30, 2005, as compared to $31.8 million for the nine months ended September 30, 2004. This increase was primarily due to assets that were under construction during 2004 that were completed and placed in service.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name KRATON JSR Elastomers K.K. Earnings in the joint venture increased 1,000.0% to $1.1 million for the nine months ended September 30, 2005, as compared to $0.1 million for the nine months ended September 30, 2004. This increase in earnings was primarily due to increased sales prices, partially offset by decreased sales volumes. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense-Polymer Holdings. Polymer Holdings’ interest expense increased 24.9% to $34.6 million for the nine months ended September 30, 2005, as compared to $27.7 million for the nine months ended September 30, 2004. This increase was primarily due to an $8.6 million increase related to the accretion of the debt discount associated with the issuance of the 12% Discount Notes offset by $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period. During the nine months ended September 30, 2005 and September 30, 2004, the average debt balances outstanding were $562.5 million and $555.9 million, respectively. The effective interest rates on our debt during the same periods were 7.9% and 5.8%, respectively. Included in interest expense is $1.8 million and $2.0 million of expense related to the amortization of deferred financing costs for the nine months ended September 30, 2005 and 2004, respectively.
     Interest expense-KRATON. KRATON’s interest expense decreased 6.9% to $25.8 million for the nine months ended September 30, 2005, as compared to $27.7 million for the nine months ended September 30, 2004. This decrease was primarily due to $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period. During the nine months ended September 30, 2005 and September 30, 2004, the average debt balances outstanding were $464.5 million and $555.8 million, respectively. The effective interest rates on our debt during the same periods were 7.1% and 5.8%, respectively. Included in interest expense is $1.7 million and $2.0 million of expense related to the amortization of deferred financing costs for the nine months ended September 30, 2005 and 2004, respectively.

Income Tax (Provision) Benefit
     Income tax (provision) benefit — Polymer Holdings. Polymer Holdings’ income tax provision was $6.2 million for the nine months ended September 30, 2005, as compared to income tax benefit of $15.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our operations generated income before income taxes due to the aforementioned increased gross profit. In the nine months ended September 30, 2004, our operations generated a loss before income taxes due to reduced gross profit.
     Income tax (provision) benefit — KRATON. KRATON’s income tax provision was $9.2 million for the nine months ended September 30, 2005, as compared to income tax benefit of $15.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, our operations generated income before income taxes due to the aforementioned increased gross profit. In the nine months ended September 30, 2004, our operations generated a loss before income taxes due to reduced gross profit.
Net Income (Loss)
     Net income (loss) Polymer Holdings. Polymer Holdings net income was $18.8 million for the nine months ended September 30, 2005, as compared to $23.9 million of net loss for the nine months ended September 30, 2004, for the reasons discussed above.
     Net income (loss) KRATON. KRATON’s net income was $24.6 million for the nine months ended September 30, 2005, as compared to $23.9 million of net loss for the nine months ended September 30, 2004, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash provided by operating activities was $29.2 million, a decrease of $28.6 million for the nine months ended September 30, 2005, as compared to net cash provided by operating activities of $57.8 million for the nine months ended September 30, 2004. The decrease in cash provided by operating activities in the nine months ended September 30, 2005, was primarily due to increased accounts receivable resulting from the increase in product sales previously discussed, the timing of accounts payable payments and the impact of inventory.
     Investing activities. Net cash used for investing activities was $8.5 million for the nine months ended September 30, 2005, as compared to $28.7 million for the nine months ended September 30, 2004. This decrease was primarily driven by the decrease in capital expenditures of $20.2 million during the nine months ended September 30, 2005, as compared to the prior period, which is due to the spending during the nine months ended September 30, 2004, related to the completion of the 15 kT KRATON D plant expansion at our Berre, France facility and the 13 kT KRATON G expansion at our Belpre, Ohio facility.
     Financing activities. Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2005, as compared to $17.8 million of net cash used in financing activities for the nine months ended September 30, 2004. The decrease is primarily due to the $15.1 million voluntary prepayments on the Term Loans in the 2004 period.
     Sources of liquidity. We are a holding company without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations. However, our subsidiaries are not obligated to make any funds available to us for payment on our obligations. KRATON’s ability to distribute amounts to Polymer Holdings is restricted by the terms of its senior secured credit facility and the indenture governing the 8.125% Notes. In particular, KRATON’s senior secured credit facility does not permit (and the indenture governing KRATON’s 8.125% Notes may not permit) the payment of dividends or other distributions to us necessary to make payments of interest and principal when due on Polymer Holdings’ 12% Discount Notes.
     We have historically funded our liquidity needs with cash from the operations of our subsidiaries. Net cash provided by operations was $29.2 million for the nine months ended September 30, 2005. We believe that during 2005 we will generate sufficient cash flows from operations to fund our liquidity needs. KRATON has available to it, upon compliance with customary conditions, a senior secured revolving credit facility in the amount of $60 million, which was fully available at September 30, 2005. The Acquisition significantly increased our level of indebtedness. The ability of KRATON to pay principal and interest on its indebtedness, fund working capital, make anticipated capital expenditures and to make funds available to Polymer Holdings for payment on its 12% Discount Notes when due depends on the future performance of KRATON, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under KRATON’s senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable KRATON and Polymer Holdings to service their indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of the senior secured credit facility, KRATON is subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio and limits on consolidated capital expenditures. Currently, KRATON is required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006 and a maximum leverage ratio of 6.95:1.00 for the first three fiscal quarters of 2005. Beginning in the fourth fiscal quarter of 2005 and the first two fiscal quarters of 2006, KRATON is required to maintain a maximum leverage ratio of 6.45:1.00 and it becomes progressively more restrictive. In addition, KRATON’s consolidated capital expenditures are capped at $31 million for 2005, $39 million for 2006, $37 million for 2007 and $32 million for 2008 and thereafter with certain unused amounts permitted to be carried forward. KRATON’s failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of September 30, 2005, Polymer Holdings was in compliance with the financial covenants contained in Polymer Holdings’ 12% Discount Notes, and KRATON was in compliance with the applicable financial ratios in KRATON’s senior secured credit facility and the other covenants contained in KRATON’s senior secured credit facility and the indenture governing KRATON’s 8.125% Notes.
     In October 2004, KRATON obtained an amendment to the senior secured credit facility because of the potential impact of a variety of factors, principally increased monomer costs, on its ability to comply with the financial covenants contained in the senior secured credit facility in future periods. In particular, the senior secured credit facility requires KRATON to comply with specified financial ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of the amendment, the issuance of the 12% Discount Notes by Polymer Holdings and the subsequent prepayment of $76.2 million of the term loan portion of the senior secured credit facility, KRATON has significantly improved its ability to comply with these covenants in the future. Polymer Holdings owns 100% of KRATON equity interests, and neither KRATON, nor any of its subsidiaries, guarantees the 12% Discount Notes and, therefore, the 12% Discount Notes are not included in KRATON’s consolidated total debt. Furthermore, by using $76.2 million of the proceeds to prepay part of the term loan portion of the senior secured credit facility KRATON significantly reduced its consolidated total debt. According to the amendment to the senior secured credit facility the maximum leverage ratio must not exceed 6.95 to 1.00 in the first three quarters of 2005 and 6.45 to 1.00 in the fourth quarter of 2005 and the first half of 2006. The leverage ratio becomes more restrictive during the remaining term. These levels are less restrictive than those in effect prior to the amendment to the senior secured credit facility. For more information regarding covenants contained in the senior secured credit facility, see “Description of Our Indebtedness — Senior Credit Facility — Covenants.”
     Capital expenditures. In 2005, we expect to spend approximately $18 million to $23 million on capital expenditures, of which approximately $12 million to $15 million is expected to be maintenance and infrastructure-related spending and approximately $6 million to $8 million is expected to be expansionary and cost reduction spending. Capital expenditures decreased $20.2 million to $8.6 million in the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. The decrease is primarily due to the spending during the nine months ended September 30, 2004, associated with the completion of the 15 kT KRATON D plant expansion at our Berre, France facility and the 13 kT KRATON G expansion at our Belpre, Ohio facility. Our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities are approximately $12 million to $15 million per year. This amount does not include any capital expenditures required as a result of the study of the Pernis operations discussed in “Other Contingencies.” We believe that we will be able to finance such capital investments from cash generated from operations and do not anticipate utilizing the revolving portion of our senior secured credit facility, or other financing activities, to finance such investments.
Contractual Commitments
     Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility, the 8.125% Notes, the 12% Discount Notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated.
Payments Due by Period
     As of September 30, 2005, our contractual cash obligations for the remainder of 2005, and 2006, 2007, 2008 and 2009 by year and thereafter are as follows:

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Long-term debt(1)	$613.3	$0.7	$2.7	$2.7	$2.7	$2.7	$601.8
Estimated interest payments on debt(1)	313.9	4.0	32.3	32.1	31.9	40.8	172.8
Operating leases	37.9	1.7	6.4	5.5	5.4	5.2	13.7
Purchase obligations(2)(3)	300.8	3.1	12.4	12.4	12.4	12.4	248.1

Total contractual cash obligations	$1,265.9	$9.5	$53.8	$52.7	$52.4	$61.1	$1,036.4

(1)	KRATON’s contractual obligations exclude $150.0 million related to Polymer Holdings’ 12% Discount Notes all of which is due in 2014. KRATON’s total long-term debt, estimated interest payments and contractual cash obligations subsequent to 2009 are $451.8 million, $82.8 million and $795.5 million, respectively.

(2)	Pursuant to the feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. We have two isoprene supply contracts, which require us to purchase minimum quantities. If we do not meet these minimums, we would be obligated to pay a penalty of approximately U.S. $300.0 per ton up to a maximum aggregate penalty of approximately $4.2 million.

(3)	Pursuant to a production agreement with Basell Polyfine GMBH, we are obligated to pay a minimum indirect service fee each year of approximately $8.2 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. For a description of these agreements, see “Business—Shell Chemicals Operating Agreements.” The initial terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2004, 2003 and 2002, we incurred costs aggregating $66.5 million, $55.9 million and $44.2 million, respectively, under these agreements.
     Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals, and its affiliates for our European operations, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, we are required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
Description of Our Indebtedness
     Senior Secured Credit Facility
     As part of the Acquisition, KRATON entered into a new senior secured credit agreement with various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc. and General Electric Capital Corporation. The senior secured credit facility was amended in connection with the consummation of the sale of the 12% Discount Notes. The following is a summary of the material terms of the senior secured credit facility, as amended. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the senior secured credit agreement.
     Structure.
     KRATON’s senior secured credit facility consists of:
•	a senior secured term loan of $360.0 million, which we refer to as the Term Facility, and

•	a senior secured revolving credit facility of up to $60.0 million, which we refer to as the Revolving Facility.
     The full amount of the Term Facility was drawn in a single drawing at the closing to fund the Acquisition. Subject to customary conditions, including the absence of defaults under the senior secured credit agreement, amounts available under the Revolving Facility may be borrowed, repaid and reborrowed on or after the closing, as applicable, including in the form of letters of credit and swing line loans, until the maturity date thereof. The Revolving Facility may be utilized to fund our working capital and for other general corporate purposes.

     Maturity, Amortization and Prepayment. The Term Facility has a maturity of seven years and amortizes in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal quarterly installments in year seven. Unless terminated earlier, the Revolving Facility has a maturity of five years and has a single maturity.
     The senior secured credit facility is subject to mandatory prepayment with, in general, (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the senior secured credit facility); and (5) 50% of our excess cash flow (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.
     Interest and Fees. The term loans under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.75% per annum or, at our option, the base rate plus 1.75% per annum, in each case declining by 0.25% if certain leverage ratios are attained and by a further 0.25% if certain ratings are obtained. The loans under the Revolving Facility initially bear interest at a rate equal to the adjusted Eurodollar rate plus 2.75% per annum or at our option, the base rate plus 1.75% per annum, and may decline by as much as 0.25% if certain leverage ratios are met. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Guarantees. All of KRATON’s obligations under the senior secured credit facility are guaranteed by Polymer Holdings and existing and subsequently acquired or organized domestic subsidiaries and by us.
     Security. The senior secured credit facility is secured by first priority security interests in substantially all of our assets and the assets of the guarantors. In addition, the senior facilities are secured by a first priority security interest in 100% of our capital stock and each of our domestic subsidiaries, 65% of the capital stock of each of our foreign subsidiaries, to the extent owned by us or a guarantor, and all intercompany indebtedness owed to us or any guarantor.
     Covenants. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to (1) dispose of assets; (2) incur additional indebtedness; (3) incur guarantee obligations; (4) repay other indebtedness; (5) make certain restricted payments and pay dividends; (6) create liens on assets or prohibit liens securing the new senior secured credit facility; (7) make investments, loans or advances; (8) make distributions to Polymer Holdings; (9) make certain acquisitions; (10) engage in mergers or consolidations; (11) enter into sale and leaseback transactions; (12) engage in certain transactions with subsidiaries and affiliates; or (13) amend the terms of the 8.125% Notes and otherwise restrict corporate activities. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     Under the terms of the senior secured credit facility, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio and are subject to limits on our consolidated capital expenditures. Currently, we are required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006 and a maximum leverage ratio of 6.95:1.00 for the first three fiscal quarters of 2005. Beginning in the fourth fiscal quarter of 2005 and the first two fiscal quarters of 2006, we are required to maintain a maximum leverage ratio of 6.45:1.00 and it becomes progressively more restrictive. In addition, our consolidated capital expenditures are capped at $31 million for 2005, $39 million for 2006, $37 million for 2007 and $32 million for 2008 and thereafter with certain unused amounts permitted to be carried forward. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of September 30, 2005, KRATON was in compliance with all covenants under the senior secured credit facility.
     Events of Default. The senior secured credit facility contains customary events of default, including (1) nonpayment of principal or interest; (2) defaults under certain other agreements or instruments of indebtedness;

(3) noncompliance with covenants; (4) breaches of representations and warranties; (5) bankruptcy-related events or dissolution; (6) judgments in excess of specified amounts; (7) certain ERISA matters; (8) invalidity of guarantees of the senior secured credit facility or impairment of security interests in collateral; and (9) certain change of control events.
     Amendment and Waiver under the senior secured credit facility. In October 2004, as part of a refinancing of indebtedness, we amended our senior secured credit facility in order (1) to permit the issuance by Polymer Holdings of the 12% Discount Notes, (2) to provide for more flexibility in the minimum required interest coverage ratio covenant and the maximum permitted leverage covenant, (3) to change the maximum permitted capital expenditures covenant, and (4) to increase the interest rate on the loans until, after March 31, 2005, a specified senior leverage ratio is met or until certain ratings are obtained.
     KRATON’s 8.125% Senior Subordinated Notes due 2014
     As part of the Acquisition, KRATON issued $200.0 million aggregate principal amount of Senior Subordinated Notes due 2014 that bear interest at a rate of 8.125% per annum. The following is a summary of the material terms of the 8.125% Notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 8.125% Notes.
     Maturity Date. The 8.125% Notes mature on January 15, 2014.
     Interest Payment Dates. Interest on the 8.125% Notes is payable semi-annually on January 15 and July 15 each year, commencing July 15, 2004.
     Guarantees. The 8.125% Notes are guaranteed on a senior subordinated basis by all of KRATON’s existing and future subsidiaries that guarantee the indebtedness under KRATON’s senior secured credit facility described above.
     Security and Ranking. The 8.125% Notes and the guarantees are KRATON’s and the guarantor subsidiaries’ general unsecured obligations, are subordinate to KRATON’s and the guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with KRATON’s and the guarantor subsidiaries’ future senior subordinated indebtedness. The 8.125% Notes and the guarantees effectively rank junior to KRATON’s secured indebtedness and to the secured indebtedness of all of KRATON’s guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of KRATON’s subsidiaries that are not guarantors of the 8.125% Notes.
     Optional Redemption. Generally, KRATON cannot elect to redeem the 8.125% Notes until January 15, 2009. On or after such date, KRATON may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2007, KRATON may redeem up to 35% of the aggregate principal amount of the 8.125% Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued and unpaid interest.
     Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, limitations on covenants to furnish the holders of 8.125% Notes with financial statements and other financial information and to provide the holders of 8.125% Notes notice of material events.
     The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business, and merger and consolidations.
     As of September 30, 2005, KRATON was in compliance with all covenants under the 8.125% Notes.
     On October 24, 2005, KRATON completed an offer to exchange all of its outstanding 8.125% Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.

     As previously discussed, the Registration Rights Agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or KRATON would be in Registration Default. The SEC did not declare the registration statement to be effective on or before July 1, 2005, and accordingly, KRATON accrued the Special Interest subsequent to July 1, 2005, through October 24, 2005, the date KRATON completed the offer to exchange.
     Polymer Holdings’ 12% Senior Discount Notes Due 2014
     As part of a refinancing of indebtedness in October 2004, Polymer Holdings issued the 12% Discount Notes. The following is a summary of the material terms of the 12% Discount Notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 12% Discount Notes.
     Maturity Date. The 12% Discount Notes mature on July 15, 2014.
     Accretion. The 12% Discount Notes were issued at a substantial discount to their principal amount at maturity and generated gross proceeds of approximately $91.9 million. The accreted value of each 12% Discount Note will continue to increase on a daily basis from the date of issuance until January 15, 2009 at a rate of 12% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009 will equal the principal amount at maturity.
     Cash Interest Payment Dates. Cash interest will accrue and be payable on the 12 % Discount Notes at a rate of 12% per annum from January 15, 2009, or from the most recent date to which interest has been paid, and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2009, to the holders of record on the immediately preceding January 1 and July 1.
     Guarantees. None of Polymer Holdings’ subsidiaries, including KRATON, guarantee the 12% Discount Notes.
     Holding Company Structure and Ranking. Polymer Holdings is a holding company and does not have any material assets or operations other than ownership of KRATON’s capital stock. All of its operations are conducted through KRATON and KRATON’s subsidiaries and, therefore, Polymer Holdings will be dependent upon KRATON’s cash flow and the cash flow of our subsidiaries to meet its obligations under the 12% Discount Notes. As a result of the holding company structure, any right of Polymer Holdings and its creditors, including the holders of the 12% Discount Notes, to participate in the assets of any of its subsidiaries upon such subsidiary’s liquidation or reorganization will be structurally subordinated to the claims of that subsidiary’s creditors and holders of preferred stock of such subsidiary, if any. In addition, in the event of the bankruptcy, liquidation, reorganization or other winding up of Polymer Holdings, or upon a default in payment with respect to, or the acceleration of, any indebtedness under the senior secured credit facility or other secured indebtedness of Polymer Holdings, the assets of Polymer Holdings will be available to pay obligations on the 12% Discount Notes only after all secured indebtedness has been repaid from such assets.
     Optional Redemption. Generally, Polymer Holdings cannot elect to redeem the 12% Discount Notes until January 15, 2009. On or after such date, Polymer Holdings may elect to redeem the 12% Discount Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2007, Polymer Holdings may redeem up to 35% of the aggregate principal amount of the 12% Discount Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 112% of the accreted value of the 12% Discount Notes being redeemed on the date of redemption.
     Covenants. The 12% Discount Notes contain certain affirmative covenants including, among others, to furnish the holders of 12% Discount Notes with financial statements and other financial information and to provide the holders of 12% Discount Notes notice of material events.
     The 12% Discount Notes contain certain negative covenants including limitations on indebtedness,

limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business, and merger and consolidations.
     As of September 30, 2005, Polymer Holdings was in compliance with all covenants under the 12% Discount Notes.
     On October 20, 2005, Polymer Holdings completed an offer to exchange all of its outstanding 12% Discount Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     As previously discussed, the Registration Rights Agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or Polymer Holdings would be in Registration Default. The SEC did not declare the registration statement to be effective on or before July 1, 2005, and accordingly, Polymer Holdings accrued the Special Interest subsequent to July 1, 2005, through October 20, 2005, the date Polymer Holdings completed the offer to exchange.
Other Contingencies
     As a chemicals manufacturer, our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.
     Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent, and the cost of compliance with these various requirements can be expected to increase over time.
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot assure you that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     In the context of our separation from Shell Chemicals in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot assure you that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 that would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
     On December 16, 2003, Shell Chemicals, the operator of our Pernis facility in the Netherlands delivered a preliminary study reviewing the facility’s operations and physical plant. Based on a study consisting of interviews of plant personnel, a review of plant documentation, and limited fieldwork relating to selected areas of the manufacturing complex that included both our manufacturing assets and those of Shell Chemicals, the study preliminarily estimated that significant expenditures could be required by us over an indeterminate period.

The study identified both required maintenance and suggested near-term and long-term improvements to the facility and physical plant. On March 8, 2004, Shell presented an update of this study, which had been reviewed by the plant manager for the facility, and provided some analysis of the preliminary study. Limited engineering work had been done at this point, and estimates of costs were still based solely on factored estimates. On or about September 30, 2005, Shell Chemicals delivered a more detailed engineering estimate which indicates we would incur approximately $20 million to $30 million of required spending over the next 5 years to bring the facility up to Shell corporate standards for like assets. We are currently discussing the basis and assumptions used in the engineering study and intend to conduct additional engineering work to assess the validity of the Shell Chemicals study. We are also reviewing ways we could lower the cost of this estimate particularly in light of the existing isoprene contract that may expire on December 31, 2009, should either party give 24 months prior written notice.
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of September 30, 2005.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $263.3 million of variable rate debt outstanding under our senior secured credit facility as of September 30, 2005. The debt bears interest at the adjusted Eurodollar plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. Under our Credit Agreement, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. The agreements have an average fixed rate of 3.524%. As of September 30, 2005, the fair market value of the agreements was a $2.6 million asset.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical combined financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Approximately half of our revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies since 2001 has had a positive impact on our sales as reported in U.S. dollars in our historical combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. We have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $263.3 million of variable rate debt would result in an approximate $2.6 million change in income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007 covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in income before taxes that would serve to offset the change noted above.

ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we are required to prepare pursuant to the indenture for the notes it is recorded, processed, summarized and reported as and when required.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — Other Information
ITEM 1. LEGAL PROCEEDINGS
     Pursuant to the sale agreements between us and Shell Chemicals relating to the Separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical, subject to certain time limitations. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. We are indemnified by Shell Chemicals with respect to these claims, subject to certain time limitations. In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility.
     While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would materially adversely affect our business, financial condition or results of operations.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS
(a) Exhibits
10.1	Option Grant Agreement dated December 2, 2004, between TJ Chemical Holdings LLC, or TJ Chemical, and Steven Demetriou.

10.2	Option Grant Agreement dated December 2, 2004, between TJ Chemical and James Ball.

10.3	Employment Agreement dated November 9, 2005, between KRATON and Kevin M. Fogarty.

10.4	Option Grant Agreement dated October 24, 2005, between TJ Chemical and Raymond K. Guba.

10.5	Profit Unit Award Agreement Dated October 24, 2005, between KRATON Management LLC and Raymond K. Guba.

10.6	Notional Unit Award Grant Agreement dated October 24, 2005, between KRATON and Raymond K. Guba.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	Certification of Interim CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.3	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Commission Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polymer Holdings LLC KRATON Polymers LLC
Date: November 14, 2005	/s/ George B. Gregory
George B. Gregory
Chief Executive Officer

/s/ Nicholas G. Dekker
Nicholas G. Dekker
Interim Chief Financial Officer

Exhibit Index
10.1	Option Grant Agreement dated December 2, 2004, between TJ Chemical Holdings LLC, or TJ Chemical, and Steven Demetriou.

10.2	Option Grant Agreement dated December 2, 2004, between TJ Chemical and James Ball.

10.3	Employment Agreement dated November 9, 2005, between KRATON and Kevin M. Fogarty.

10.4	Option Grant Agreement dated October 24, 2005, between TJ Chemical and Raymond K. Guba.

10.5	Profit Unit Award Agreement Dated October 24, 2005, between KRATON Management LLC and Raymond K. Guba.

10.6	Notional Unit Award Grant Agreement dated October 24, 2005, between KRATON and Raymond K. Guba.

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	Certification of Interim CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes — Oxley Act of 2002.

31.3	Certification of CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Commission Act of 1934, as adopted pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.