Form 10-K
period 2005-12-31
Polymer Holdings LLC; Kraton Polymers LLC
filed 2006-03-30
CIK 1321646, 1321730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Polymer Holdings LLC
Commission file number 333-123749

Delaware	20-0411521
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation)

700 Milam Street, 13th Floor, North Tower	832-204-5400
Houston, TX 77002	(Registrant’s telephone number, including area code)
(Address of principal executive offices,
including zip code)
KRATON Polymers LLC
Commission file number 333-123747

Delaware (State of incorporation)	94-2805249 (I.R.S. Employer Identification No.)

700 Milam Street, 13th Floor, North Tower Houston, TX 77002 (Address of principal executive offices, including zip code)	832-204-5400 (Registrant’s telephone number, including area code) http://www.kraton.com (Registrant’s url)
Securities registered pursuant to Section 12(b) of the Act: Not applicable
Securities registered pursuant to Section 12(g) of the Act
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The equity interests of the registrant are not publicly held and the aggregate market value is therefore not determinable.
DOCUMENTS INCORPORATED BY REFERENCE

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
FORWARD LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K under the captions “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and the Company’s other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update publicly any of them in light of new information or future events.
     You should carefully consider the information the “Risk Factors” described in this Form 10-K and subsequent reports filed with or furnished to the Securities and Exchange Commission before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
PRESENTATION OF FINANCIAL STATEMENTS
     This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations and cash flows of Polymer Holdings LLC, which we refer to as Polymer Holdings, and its subsidiaries and the consolidated financial position, results of operations and cash flows of KRATON Polymers LLC, which we refer to as KRATON, and its subsidiaries. Polymer Holdings is a holding company whose only material asset is its investment in KRATON, which is its wholly owned subsidiary. KRATON and its subsidiaries own all of the consolidated operating assets.

PART I
     This combined Form 10-K is separately filed by Polymer Holdings and KRATON. Information contained herein relating to KRATON is filed by Polymer Holdings and separately by KRATON on its own behalf. Unless otherwise indicated, each of “Company,” “we,” “our,” “ours,” and “us” refers to Polymer Holdings and its subsidiaries, including KRATON taken as a whole.
ITEM 1. BUSINESS
General
     KRATON is a leading designer of specialty polymers worldwide. We believe we are the world’s leading producer (in terms of both sales and volume in 2005) of styrenic block copolymers (SBCs), a family of products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers, which enhance the performance of products by delivering a variety of attributes, including greater flexibility, resilience, strength, durability and processability. KRATON polymers are used in a wide range of applications including road and roofing materials, numerous consumer products (diapers, tool handles, toothbrushes), tapes, labels, medical applications, packaging, automotive and footwear products. SBCs are a fast growing subset of the broader elastomers industry. We offer a broad line of SBCs to over 700 customers in over 60 countries worldwide in five primary end-use markets.
Corporate Background
     KRATON was formed in Delaware as Ripplewood Chemical Acquisition LLC on August 24, 2000. KRATON changed its name to RK Polymers LLC on December 11, 2000 and to KRATON Polymers LLC, its current name, on February 28, 2001.
     Prior to February 28, 2001, we operated as a number of business units as a part of the Royal Dutch/Shell Group of Companies, or Shell Chemicals and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement, in a transaction that we refer to as the Separation.
     On December 23, 2003, we were acquired by affiliates of the Texas Pacific Group, or TPG and JP Morgan Partners LLC, or JPMP. Under the Merger Agreement dated as of November 5, 2003, as amended and restated on December 23, 2003, among Ripplewood Chemical, Polymer Holdings and Polymer Acquisition LLC, on December 23, 2003, Polymer Holdings acquired all of KRATON’s outstanding equity interests from Ripplewood Chemical for consideration of $770.0 million for the business and $48.0 million for the excess cash on KRATON’s balance sheet immediately prior to closing. We refer to this transaction as the Acquisition. Polymer Holdings was formed in Delaware on October 28, 2003, for the purpose of affecting the Acquisition. Polymer Holdings is a wholly owned subsidiary of TJ Chemical Holdings LLC and is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.
     During 2004 and 2005, we made changes to our management team with the hiring in 2004 of Mr. George B. Gregory as our Chief Executive Officer and Mr. David A. Bradley as our Vice President of Global Operations and the hiring in 2005 of Mr. Raymond (Randy) K. Guba as Chief Financial Officer, Mr. Kevin M. Fogarty as Executive Vice President, Global Sales and Marketing and Mr. Eli Ben-Shoshan as Vice President of Business Development.
Competitive Strengths
     Leading Global SBC Market Position. We believe we are the world’s leading producer of SBCs, with approximately $954 million and 353 kT of global sales, excluding by-products, for the year ended December 31, 2005. We generated over 97% of our 2005 product sales in our target end-use markets. We believe we hold the number one market position, based on 2005 sales, in the following end-use markets: Paving and Roofing; Adhesives, Sealants and Coatings; Compounding Channels; and Personal Care. We believe the KRATON brand name is the most recognized in the industry because of our broad product portfolio, leading technical position, reputation for quality and consistency and global reach. We believe these characteristics have allowed us to consistently grow volume and maintain the largest global market share of SBC sales and volumes since commercializing these products in the mid-1960s. Historically, we have delivered consistent sales volume growth, including through the recent economic and raw material feedstock cycle and through a period of challenging chemical sector fundamentals. From 2000 to 2005, we grew our sales volumes, in our core end-use markets by 26%. Our highest margin product line, KRATON G, has also shown strong sales volume growth, rising 35% over the same five year period.

     Superior Technical Expertise and Product Innovation. We believe we have built significant brand recognition of the KRATON name in the SBC industry through our demonstrated commitment to innovation and superior technical expertise and service. We have 115 research and development staff who are integrated with our marketing teams to identify and develop new products and applications, as well as to deliver comprehensive technical service. We believe our current product portfolio, which includes more than 100 core commercial grades, is the broadest in the industry. Our new product pipeline includes innovations for a range of applications, such as enhanced food packaging, personal care and specialty medical applications. We have approximately 1,445 granted patents and pending patent applications as of December 31, 2005 and over 40 years of manufacturing “know-how” that provide a competitive advantage. As a result of these initiatives, new and improved products released in the prior five years generated approximately 35% of our 2005 sales.
     Strong Customer Relationships. For over 40 years, we have cultivated a diversified and loyal customer base through our commitment to superior product development and technical service, our focus on proactive product solutions and our ability to provide consistent and reliable products. Our technology organization is a highly valued resource because this group works closely with our customers on process, manufacturing and formulation issues. Our customers’ manufacturing process is typically calibrated to the performance specifications of our products. Given the technical expertise and investment required to develop these formulations and the lead times required to replace them, we believe switching costs are high in most application areas and that incumbents, like KRATON, have an advantage. In addition, many of our KRATON G products represent a small proportion of the overall cost of the finished product, yet are important to the finished product’s performance characteristics and manufacturing process, further mitigating our customers’ incentive to change suppliers. Our major customers include many leaders in their respective fields and we have maintained relationships with the vast majority of our top customers for 15 years or more.
     Global Scale of Operations. We believe our manufacturing facilities currently have a production capacity of almost twice that of the next largest producer. We believe our flagship Belpre, Ohio manufacturing facility represents the largest dedicated SBC production facility in the world in terms of production capacity. We are the only industry participant manufacturing SBCs on four continents: North America, South America, Europe and Asia. We believe our global scale is a competitive advantage that allows us to most effectively service our customers in their local markets. Our ability to provide global manufacturing, distribution and technical support enables our multinational customers to meet their global needs with a single supplier. Our global reach allows us to optimize distribution costs and provide more timely delivery. In addition, we utilize our manufacturing expertise to implement de-bottlenecking initiatives that have allowed us to increase our capacity at costs below those of our competitors.
     Diversity Across Customers, End-Uses and Geography. We sell our products to over 700 customers across a diverse range of end-use markets in over 60 countries worldwide. No single customer accounted for more than 10% of our 2005 revenue and our top ten customers represented less than 30% of our 2005 total revenue. Many of our customers sell their products into consumer applications that are generally considered to be less sensitive to overall economic conditions, such as diapers, razors, plastic cups and toothbrushes. In 2005, we generated 50% of our net product sales from customers located in the Americas, 36% in Europe and 14% in Asia. In 2005, we generated 32% of our revenue from the Adhesives, Sealants and Coatings end-use market, 32% from the Paving and Roofing end-use market, 15% from the Compounding Channels end-use market, 7% from the Packaging and Films end-use market and 7% from the Personal Care end-use market.
Business Strategy
     Provide Superior Product Quality and Customer Service. We strive to be the supplier of choice to our customers by offering the highest value-added combination of innovative products, quality, consistency and global technical support. KRATON has the most extensive experience and knowledge base in the industry. We offer our customers the broadest product range and global reach in the industry and we believe that we have more dedicated sales and support personnel than any competitor. KRATON is the technology leader in the industry and has a unique ability to customize polymers. In addition, we utilize our dedicated technical staff to work interactively with our customers to develop new products that support their end-use requirements. Customers place a high value on our ability to manufacture products that are consistent and of high quality, as these attributes are critical to the efficiency of their own production processes.
     Deliver Innovative New Products to the Marketplace. Since the introduction of SBCs in the mid-1960s, we have experienced strong demand for the development of new product applications that utilize the enhancing properties offered by KRATON polymer products. We believe we have a strong new product pipeline to take advantage of many new opportunities. KRATON S polymers provide lower temperature adhesion and offer more cost-effective formulation solutions for customers. In October 2005, we announced the construction a new 1,500 dry metric ton polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer product customers. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less-efficient product solutions in the marketplace.
     Grow by Focusing on the Highest Growth Segments and Expanding into New Applications and Regions. We are organized around and focusing our efforts on our core end-use markets of Paving and Roofing; Adhesives, Sealants and Coatings; Compounding Channels; Personal Care; and Packaging and Films, which we believe will allow us to grow faster than our competition and provide us with the greatest opportunity to differentiate ourselves. We generated over 97% of our product sales in 2005 from these core end-use markets where we have devoted substantial research and development resources to product solutions. We believe these core end-use markets will continue to require more complex and higher value-added SBC formulations, which we are well-positioned to provide. Also, with the formation of our new Business Development group, we are seeking to pursue initiatives outside of our core end-use markets, which leverage our set of core competencies. As part of this effort, in October 2005, we announced the construction of a new 1,500 dry metric ton polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer product customers for KRATON IR Latex products.
     We also believe that Asian economic development will drive significant growth of SBC demand in the region. We are committed to the region and are seeking to expand our presence there. In 2005, we hired Mike Evans as our Vice President-Asia and we signed additional contracts with five distributors in China, four distributors in Taiwan and Hong Kong and five distributors in other Asian countries. Furthermore, we have established warehouses in Central and Southern China.
     Focus on Operational Excellence and Drive Down Unit Costs. Our new management team spent much of 2005 aggressively pursuing opportunities for cost reductions, operational improvements and efficient preservation of capital. We have successfully implemented a number of cost reduction efforts or “cost-outs,” including overhead spending reductions. In addition, we implemented a new “Lean Six Sigma” program that we believe accelerated the realization of a number of identified operational efficiencies. We identified several opportunities to increase production from existing equipment without significant additional capital investment.
     Optimize Cash Flow through Prudent Capital Spending and Working Capital Management. We continued towards our goal of significantly reducing inventory levels. Over 2005, we reduced our inventory level by 20 kT to 77 kT, a 21% improvement. We believe current inventory levels are adequate to support our customer service initiatives. We continue to work on improving operating flexibility and production planning. We believe these improvements will allow us to remain at current inventory levels while sales volumes continue to grow, thus continuing to improve inventory turns. We also evaluate spending on capital projects carefully to make sure they are consistent with our operating principles and business expectations.
Products
     Our KRATON polymer products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt and solution applied coatings. We offer our customers a broad portfolio of products that includes more than 100 core commercial grades of SBCs.
     We generate substantially all of our product sales and gross margin from our two primary product lines: (1) unhydrogenated SBCs, or USBCs and (2) hydrogenated SBCs or HSBCs. USBCs are sold broadly under the KRATON D brand name and HSBCs are sold broadly under the KRATON G name and accounted for 69% and 31% of our 2005 product sales, respectively. The production of HSBCs is generally more complex and capital-intensive than that of USBCs and are primarily used in value-added Compounding Channels, Personal Care and Adhesive and Sealant applications.
     KRATON D (including KRATON IR and KRATON IR Latex). This product line was our original SBC offering and continues to represent the greatest proportion of our sales revenues and sales volumes. KRATON D is used in each of our end-use markets in a range of products to impart desirable characteristics, such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; (4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers; and (5) enhanced appearance and feel in shoe and boot soles.
     KRATON D is produced primarily in three configurations: SBS, SIS and IR. SBS (formed from polymeric blocks of styrene: butadiene: styrene) products are used primarily in asphalt modification, certain packaging applications and footwear compounding. SIS (formed from polymeric blocks of styrene: isoprene: styrene) products are used primarily in adhesive applications. We include as part of our KRATON D product line, KRATON IR (formed from polymerizing isoprene), which is our line of high purity isoprene rubber products and is a non-SBC product. We believe there is significant growth opportunity for KRATON IR (and KRATON IR Latex) in areas such as hypoallergenic and medical applications, including surgical gloves and bandage adhesives.
     KRATON G. Our KRATON G product portfolio includes over 40 core commercial grades of products, with approximately 40 grades under development. KRATON G products have higher performance characteristics than KRATON D products, are significantly more complex to produce and, as a result, generally generate significantly higher margins. Key enhanced performance characteristics include: (1) color range and stability, including resistance to ultraviolet light; (2) processing stability and viscosity, which facilitate high speed and high temperature manufacturing processes; and (3) enhanced feel and soft touch. KRATON G products are primarily compounded with other plastics to form materials sold into a variety of end-use applications, including durable goods, packaging materials and consumer and medical products. KRATON G is also used in adhesive and sealant applications, particularly hot-melt and pressure sensitive adhesives, to increase processing speed and improve durability.
     KRATON G is produced in two configurations: SEBS and SEPS. Substantially all of KRATON G sales in 2005 were SEBS (styrene: ethylene: butylene: styrene; a hydrogenated SBS) products. SEBS is used primarily in applications to impart soft-touch characteristics to a variety of consumer and industrial applications, such as tool, toothbrush and razor handles and automotive interiors. SEBS is also used in adhesives and sealant applications, such as hot-melt assembly adhesives. SEPS (styrene: ethylene: propylene: styrene; a hydrogenated SIS) products are used primarily in sealant applications, such as “Do-It-Yourself” sealants, waterproof insulation for telecommunication cables and for viscosity modification.
End-Use Markets
     Historically, we sold to four end-use markets: (1) Compounding and Polymer Systems; (2) Adhesives and Sealants; (3) Asphalt Modification; and (4) Footwear. During 2005, we realigned our end-use markets as follows: (1) Paving and Roofing; (2) Adhesives, Sealants and Coatings; (3) Compounding Channels; (4) Packaging and Films; and (5) Personal Care. Since we do not consider Footwear a core end-use market, it is now included in the Paving and Roofing end-use. We also have a business development group which manages our embryonic businesses, which includes IR Latex.

     The following table describes our end-use markets and their approximate relative size:

KRATON
Revenue
End-Use	Mix(1)	Selected Applications		Selected Products
Paving and Roofing	32%	•	Asphalt modification	•	Roofing felts and shingles
				•	Roadways
				•	Footwear

Adhesive, Sealants and Coatings	32%	•	Adhesives	•	Packaging and specialty tapes
		•	Sealants	•	Adhesive labels
				•	“Do It Yourself” sealants

Compounding Channels	15%	•	Soft touch and flexible materials	•	Tool grips and bike handles
		•	Impact resistant plastics	•	Automotive dashboard materials and engineered flexible parts
		•	Automotive components

Packaging and Films	7%	•	Packaging films	•	Plastic cups and plates
		•	Consumer disposables/durables	•	Furniture
		•	Automotive components	•	Food packaging
		•	Medical products	•	Automobile panels
				•	Medical devices

Personal Care	7%	•	Elastic film polymers	•	Disposable infant and child care
		•	Personal care Compounds	•	Skin care products and lotions
		•	Oil gels for skin care

(1)	Based on 2005 total revenues of $975.6 million. Percentages do not include other revenues, which accounted for less than 4% of total 2005 revenue and may not add up to 100%.
     Paving and Roofing. We sell primarily KRATON D SBS products in this end-use market. Our Paving and Roofing end-use products are primarily used in asphalt paving and asphalt roofing applications to improve the strength and elasticity of materials over an extended temperature range and provide greater resistance to wear, rutting and cracking. In roofing applications, our products also produce stronger and more durable felts and shingles that reduce damage from weather, ice and water build-up. We believe the following trends have favorably affected growth in this market: (1) increased traffic patterns which has led to regulatory developments in countries, such as the United States and Japan, and Europe favoring improved road surface standards that require the use of modifiers such as SBCs; (2) growing recognition of the value of long-life products and the associated cost savings in road and roofing systems; and (3) investment in infrastructure in developing countries.
     In the Paving and Roofing end-use market, we sell our products to more than 200 customers in approximately 50 countries. Our key customers, in the road surfaces market, include companies that produce asphalt typically used for paving applications, construction companies, and more recently, private toll road operators. Our key customers in the roofing materials market include a number of leading construction material companies.
     In the Paving and Roofing end-use market, the primary product substitute for roofing is atactic polypropylene, whereas for road surfaces it is styrene butadiene rubber, or SBR. Customers also have a choice to use unmodified asphalts.
     Recently, our footwear business was incorporated into our Paving and Roofing end-use. Footwear compounds are primarily used in the soles of shoes and boots. We believe that growth in this end-use market has slowed due to a fashion shift towards thinner soled shoes. In addition, footwear is a highly competitive market segment, with the majority of product offerings sharing similar performance and processing characteristics. In the Footwear end-use market, the primary non-SBC products against which we compete, are leather, polyvinyl chloride, or PVC, various synthetic and natural rubbers and polyurethane materials.
     Adhesives, Sealants and Coatings. SBCs possess processing ease and speed in hot-melt systems, thereby providing environmental safety and cost advantages over solvent-based systems. SBCs can be formulated to impart a superior combination of performance characteristics, including water resistance, color stability, strong bonding characteristics, high cohesive strength, good ultraviolet light stability, good heat stability and extended shelf life. In the Adhesives, Sealants and Coatings end-use market, the primary non-SBC product alternatives include acrylic polymers, silicones, solvent-based natural rubber systems and metallocene polyolefins. Our customers have broad capabilities to use these alternative raw materials to achieve desired key properties.
     We sell primarily KRATON D products, as well as some KRATON G products, in this end-use market. Products sold in this end-use are used in packaging and specialty tapes, industrial formulators, non-wovens, labels, oil gels and “Do-It-Yourself” sealants. We believe that growth in this end-use market has been driven by the decreased use of solvent based natural rubber adhesives, increased use of adhesives replacing mechanical systems and demographic shifts and economic development.
     We sell our products to more than 175 customers in approximately 45 countries in this end-use market. These customers include both direct end-use manufacturers, as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers.
     Compounding Channels. SBCs are used in a range of diverse applications in this end-use market, many of which require customized formulations, product testing, and approval and production evaluations for specific end-use customers. As a consequence, the market is subject to significant barriers to product substitution or entry from new suppliers. In the Compounding Channels end-use market, we compete with other polymers and other products, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), metallocene polyolefins and thermoplastic polyurethanes (TPUs), based on performance, ease of use, desired aesthetics and total system cost.
     Compounding Channels is the largest end-use market for KRATON G. We also sell selected KRATON D in this end-use market. Compounding Channels products are primarily used in soft-touch grips, sporting equipment and automotive components. We believe that growth in this end-use market has been driven by our customers’ desire for improved flexibility and resilience, enhanced moisture resistance, and superior aesthetics in consumer products and automotive components.
     In the Compounding Channels end-use market, we sell our products to more than 150 customers in more than 35 countries. These customers include compounders that blend our grades with other materials prior to sale to end-use manufacturers, as well as end-use manufacturers that buy certain compounds directly from us.
     Packaging and Films. Our Packaging and Films end-use products are used in a variety of applications such as packaging films, consumer disposables, consumer durables, automotive, hand tools and medical products. Products include items such as plastic cups, plates, restaurant takeout containers, display cases, furniture, automobile panels, hand tools cases and medical devices. HSBCs and USBCs are used in these applications, which compete with other polymers, including PVC polymers and compounds, polyolefins, polystyrene, polyethylene terephthalate, or PET, nylon, thermoplastic vulcanizates, and polycarbonate, based on performance, ease of use, desired aesthetics and total system cost.
     In the Packaging and Films end-use, we sell our products to more than 100 customers in over 30 countries. These customers include major resin manufacturers that blend our grades with their resins to improve performance properties, such as elasticity and impact strength, as well as customers that turn our products into consumer and end user products.
     Personal Care. The Personal Care end-use market predominately sells KRATON G with some selected KRATON D. Personal Care end-use products at KRATON are primarily used in elastic films for disposable diapers and oil gels. We believe that growth in this end-use market has been driven by our customers’ desire for improved flexibility, elasticity and superior aesthetics in personal care related consumer products. In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.
     In the Personal Care end-use market, we sell our products to more than 15 customers in 9 countries. These customers include both direct end-use manufacturers as well as intermediate customers that compound our products with other materials prior to sale to end-use manufacturers.
Research, Development and Technology
     Our research and development program is designed to: (1) develop new products and applications; (2) provide technical service to customers; (3) develop and optimize process technology; and (4) assist in marketing new products. Approximately 115 personnel are dedicated to this critical business activity.
     Our research and development activities are conducted in laboratories in Houston, Texas (Westhollow Facility); Amsterdam, The Netherlands; and in Louvain-la-Neuve, Belgium. In addition, we own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers and; likewise, a laboratory in Paulinia, Brazil that provides technical services to our South American customers.
     Our experienced, knowledgeable professionals perform product research using extensive scientific application equipment located at our Westhollow, Louvain-la-Neuve and Amsterdam research and development facilities. Our Westhollow laboratory also includes a comprehensive pilot plant for a number of uses. At each of our facilities we produce new KRATON product samples for our customers and provide guidance to our manufacturing organization. In addition, we also use our pilot plant to test new raw materials and new process technologies in order to improve our manufacturing performance and products. Application equipment is used to evaluate polymers and compounds to determine optimal formulations. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have not determined whether we will relocate this facility to another site.
     Since the introduction of SBCs in the mid-1960s, we have experienced strong demand for the development of new product applications that utilize the enhancing properties offered by KRATON polymer products. We believe we have a strong new product pipeline to take advantage of many new opportunities. KRATON S polymers (mixed isoprene/butadiene midblock) provide lower temperature adhesion and offer more cost-effective formulation solutions for customers. In October 2005, we announced the construction a new 1,500 dry metric ton polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer product customers for KRATON IR Latex. In January 2006, we announced the availability of two new grades of KRATON G for film applications. These new grades provide an alternative to plasticized PVC for numerous film-based, medical and packaging applications. In February 2006, we introduced two new grades of KRATON G polymers for pressure sensitive adhesive films that enable the key features of both coextruded and adhesive coated protective films to be combined: the process efficiency of coextrusion with the customized performance of adhesive coating. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less-efficient product solutions in the marketplace.
Sales and Marketing
     We sell our products through a number of channels including a direct sales force, sales agents and distributors. The majority of our products are sold through our direct sales force. In countries where we generate substantial revenues, our sales force is organized by end-use market in order to meet the specific needs of customers. In geographic areas where it is not efficient for us to organize our sales force by end-use market, we may use one sales team to service all end-use markets.
     In smaller markets, we often utilize sales agents who act as independent contractors to sell our products. In addition, we utilize distributors to service our smaller customers in all regions. Distributors sell a wide variety of products, which allow smaller customers to obtain multiple products from one source. In addition to our long-term relationships with distributors in North America and Europe, we have established relationships with a wider network of distributors in Latin America and the Asia Pacific region. We have transferred some, and are working to transfer additional, existing small customers to distributors and thereby free up our sales force to focus on bigger opportunities.
     Our sales force, distributors and agents interact with our customers to provide both purchasing advice and technical assistance. In general, they arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain strong customer relationships. In addition, we focus our sales efforts on those customers who value the quality of our products, service and technical support.
     Total revenues from outside the United States were approximately 53%, 54% and 53% of our total revenues in the year ended December 31, 2005, the year ended December 31, 2004 and the combined year ended December 31, 2003, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our financial statements, which are maintained in U.S. dollars in accordance with U.S. GAAP. We generated 50% of our 2005 net product sales from customers located in the Americas, 36% in Europe and 14% in the Asia Pacific region.
Sources and Availability of Raw Materials
     We use three primary raw materials, or monomers, in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 85% of our total raw material volume purchases and approximately 46% of our costs of goods sold in 2005. Other raw materials used in our production process include: catalysts, solvents, stabilizers and various process control chemicals. We experienced significantly higher raw material feedstock prices in 2005. Prices for these key raw materials have been volatile in recent periods. During 2005 prices for butadiene and isoprene increased over 30%, while prices for styrene were fairly stable. In early 2006, prices for butadiene and styrene have remained fairly stable, while prices for isoprene have continued to increase. Our raw material feedstock costs have been generally correlated to crude oil prices. Our 2005 financial performance was affected by the prevailing raw material feedstock pricing environment.
     Management believes our contractual arrangements with suppliers of styrene, butadiene and isoprene described above, provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms or that we will be able to obtain substitute arrangements on comparable terms.
     Styrene. Styrene is available on the global petrochemical market with approximately 17 producers located in the Americas, 11 producers located in Europe and 36 producers located in Asia. The top four producers worldwide, the Dow Chemical Company, Shell Chemicals, BASF and Lyondell Chemical Company, account for approximately one-third of global capacity. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene reached near historical highs at the beginning of 2003. Market prices for styrene increased throughout most of 2004, 2005 and early 2006. The significant price increase has been associated with increasing oil and benzene prices.
      In 2005, we sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that expires on June 30, 2006. We are currently in the process of finalizing negotiations with a potential supplier for a new long term supply contract for styrene in the United States. Management believes we will be able to obtain sufficient supplies to continue our operations without interruption and the financial terms of such supply contract will not have a material financial affect on us.
      We source our styrene requirements in Europe from Shell Chemicals and BASF, pursuant to contracts that expire on February 28, 2007 and July 31, 2007, respectively. Our contract with BASF automatically renews for an additional 12 months unless notice is given 6 months prior to expiration. In Brazil, we source most of our styrene requirements pursuant to a contract with Innova that expires on December 31, 2006. In Kashima, Japan styrene is sourced from the nearby Mitsubishi Chemical Company facility. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us and as a consequence our acquisition costs for styrene may therefore increase.
     For our agreement covering our manufacturing facility in the United States, the price we must pay for styrene varies with the published prices of styrene, benzene and ethylene. The price we pay for styrene under our agreement covering The Netherlands, France and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with other factors.
     Butadiene. Butadiene is available on the global petrochemical market with approximately 11 producers in the Americas, 17 producers in Western Europe and 37 producers located in Asia. Prices for butadiene are also volatile with prices reflecting worldwide supply and demand, prevailing crude oil and ethylene prices. Market prices for butadiene increased in the latter part of 2002 and early 2003, due to increased energy prices and tight supply conditions. We saw a slight decline in mid 2003, with flat pricing through the first quarter of 2004. However, since the second quarter of 2004, continuing throughout the remainder of 2004 and most of 2005, we experienced increasing market prices for butadiene. Prices stabilized during the fourth quarter of 2005 and into early 2006.
      We currently source butadiene in the United States pursuant to a contract with Shell Chemicals. Our United States butadiene supply contract provides that the price we pay for butadiene is scheduled and varies based on the published prices for butadiene on world markets. This contract expires April 15, 2006 and we are currently in the process of finalizing negotiations with a potential supplier for a new long-term supply contract for our United States butadiene requirements. Management believes we will be able to obtain sufficient supplies to continue our operations without interruption and the financial terms of such supply contract will not have a material financial affect on us.
      We currently source our butadiene in Europe pursuant to contracts with the Basell B.V. Group of Companies, which we refer to as Basell. The contracts covering France and Germany expire on December 31, 2007 and December 31, 2040, respectively, but are renewed automatically unless terminated with prior written notice by either party. The price we pay for butadiene under our agreements covering France and Germany vary based on the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and, in certain circumstances, the price of naphtha. In Brazil, butadiene is obtained from a local third party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR, or JSR Corporation, on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us and as a consequence our acquisition costs for butadiene may therefore increase.

     During the first quarter of 2005, we experienced interruption in the supply of butadiene at our Belpre, Ohio and Berre, France facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Supply Disruption Issues.”
     Isoprene. Around the world, isoprene is primarily produced and consumed captively by manufacturers for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene began to rise during the fourth quarter of 2003, continued to rise throughout 2004, all of 2005 and early 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. See “Item 1A. Risk Factors — Fluctuations” in the availability of our raw materials could have an adverse effect on our financial condition and results of operations.
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility expire on December 31, 2009 and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. Shell has also indicated an interest in terminating the contract prior to December 31, 2009. KRATON is in the process of reviewing the strategic and economic options for our Pernis assets. We have not received a notice of termination as of the date of this report. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from Braskem. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreement will be on terms favorable to us.
     Because of the terms of our contract with Shell Chemicals, we benefited from formula prices for isoprene in 2003. Since 2004, we have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.
     We have historically had adequate supplies of isoprene, however, beginning in the third quarter of 2004 and continuing through 2005, we have experienced significant limits to the supply of isoprene due to operational problems at some key producers. Going forward, we believe our contractual arrangements with Shell Chemicals (and its affiliates), and other third party suppliers of isoprene, will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Growth in these product families, however will be directly proportional to our ability to source additional isoprene.
Competition
     The SBC industry is highly competitive. We face significant competition from major international producers, as well as smaller regional competitors. We believe we are the only SBC producer with manufacturing presence on four continents. USBCs are produced by approximately 20 suppliers worldwide. Our most significant competitors with respect to USBCs include: Dexco Polymers, Dynasol Elastomers, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec and Total Petrochemicals. Our most significant competitors with respect to HSBCs are Asahi Chemical, Dynasol Elastomers, Kuraray, Polimeri Europa and Taiwan Synthetic Rubber Corporation.
     We believe that any potential new entrants seeking to compete in our markets face substantial barriers to entry, particularly in the HSBC business. These barriers include: (1) significant capital required to construct a manufacturing facility; (2) the knowledge and expertise to operate the necessary manufacturing facilities; (3) the development of value-added products; and (4) customer relationships and knowledge of customer qualifications, processes and formulations.
     Product Substitution. We also compete against a broad range of alternative, non-SBC products within each end-use market:
     In the Paving and Roofing end-use market, the primary product substitute for roofing is atactic polypropylene, whereas for road surfaces it is styrene butadiene rubber, or SBR. Customers also have a choice to use unmodified asphalts. In the footwear market, the primary non-SBC products against which we compete are leather, PVC, various synthetic and natural rubbers and polyurethane materials.

     In the Adhesives, Sealants and Coatings end-use market, the primary non-SBC products alternatives include acrylic polymers, silicones, solvent-based natural rubber systems and metallocene polyolefins. Our customers have broad capabilities to use these alternative raw materials to achieve the desired key properties.
     In our Compounding Channels end-use market, SBC products compete with other polymers and other products, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), metallocene polyolefins and thermoplastic polyurethanes (TPUs).
     In the Packaging and Films end-use market, competing polymers include PVC polymers, and compounds, polyolefins, polystyrene, PET, nylon, thermoplastic vulcanizates and polycarbonate.
     In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.
Leases, Operating and Other Agreements
     Leases of Manufacturing and Research Facilities. The land associated with our manufacturing facility in Berre, France is leased to us by a Shell Chemicals’ affiliate. The lease grants to us full use of 36,438 square meters of land and provides for a term of 30 years, beginning from January 1, 2000. The manufacturing facility and production equipment located within the buildings are owned by us and not subject to this lease.
     The land associated with our manufacturing facility in Pernis, The Netherlands is leased to us by Shell Nederlands Chemie under the terms of a sublease. Shell Chemicals leases the land at the Pernis site from the municipality of Rotterdam. The term of the sublease expires on June 30, 2024, with an option for us to renew for a further period until June 30, 2044. The manufacturing facility and production equipment located within the buildings are owned by us and not subject to this lease.
     The land, and the buildings associated with our manufacturing facility in Wesseling, Germany are leased to us by Basell pursuant to a business lease agreement. The terms of the lease grant to us use of the buildings, office space and storage space that make-up the manufacturing facility at the Wesseling site. All leased property is required to be used in connection with our elastomers business. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. The production equipment located within the buildings is owned by us and not subject to this lease.
     Shell Chemicals leases to us and provide services at, the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have not determined whether we will relocate this facility to another site. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility (through 2010) that is not owned by Shell Chemicals and is located near the current site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     Operating Agreements. Shell Chemicals, or their affiliates, also operate our manufacturing facilities located in Berre, France and Pernis, The Netherlands. These facilities are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Shell Chemicals charges us fees based on certain costs incurred in connection with operating, and maintaining these facilities, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on them (other than income taxes) and, in the case of the facility in Pernis, The Netherlands, depreciation and capital charges on certain assets. Pursuant to the agreements, Shell Chemicals employs and provides all staff other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. Each agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate either agreement under various circumstances, including if such party ceases its operations at the applicable facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements has been terminated, and the terminating party provides notice as required by such agreement.
     Pursuant to an agreement dated March 31, 2000, Basell operates, and provides certain services, materials and utilities required to operate, the manufacturing facility in Wesseling, Germany. We pay Basell a monthly fee, as well as costs incurred by Basell in providing the various services, even if the facility fails to produce any output

(whether or not due to events within Basell’s control), or we reject some or all output. This agreement has an initial term of 40 years and will automatically renew subject to 5 years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer operate in a safe and efficient manner.
     Site Services, Utilities, Materials and Facilities Agreements with Shell Chemicals. Shell Chemicals, through local operating affiliates, provides various site services, utilities, materials and facilities at the locations they operate and maintain for us in Berre, France; Pernis, The Netherlands; Louvain-la-Neuve, Belgium; and Houston, Texas (Westhollow). Generally these services, utilities, materials and facilities are provided by Shell Chemicals at our manufacturing facilities on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.
Information Systems
     We utilize enterprise resource planning software at each of our facilities worldwide. In addition, we have in place a quality assurance system, a bar code based material management system and an integrated manufacturing system. We also have an outsourcing arrangement with an information technology consulting and solutions company to provide the required applications support. Certain information systems are no longer supported by the software manufacturer. In the event of a system failure, we believe we would be able to locate the necessary third party support to recover the system to production status. In addition, an annual disaster recovery exercise is performed on critical systems at a third party data center. We believe our current information technology environment is stable.
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
     We rely on a variety of intellectual property rights in the conduct of our business, including patents, trademarks and trade secrets. As of December 31, 2005, our portfolio included approximately 940 granted and 505 pending patent applications in the U.S. and in foreign countries. We are active in adding to our patent portfolio. Since 2003, we have filed 73 new patent applications with filings in the U.S. and many foreign countries. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Pursuant to our agreements with Shell Chemicals relating to our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. After December 31, 2004, Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomer’s field, so long as they do not use patent rights or know-how exclusively licensed to KRATON.
     As a general matter, our trade names are protected by trademark laws. Our SBC products are marketed under the trademark “KRATON,” which is registered in the U.S. and in many other countries.
     In our over 40 years in the SBC business, we have accumulated a substantial amount of technical and business know-how. That know-how includes: (1) product development, design and formulation; (2) information relating to the applications in which our products are used; (3) process and manufacturing technology, including the process and design information used in the operation, maintenance and de-bottlenecking of our manufacturing facilities; and (4) the technical service that we provide to our customers. Extensive discussions are held with customers and potential customers to define their market needs and product application opportunities. Where necessary, we have protected our know-how as trade secrets through non-analysis, secrecy and related agreements.
Employees
     We had approximately 890 employees and 50 independent contractors at December 31, 2005. In addition, approximately 230 Shell Chemicals or Basell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements with Shell Chemicals and its affiliates, or Basell. See “—Shell Chemicals Operating Agreements or Basell Operating Agreement.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

Environmental Regulation
     Our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.
     Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent and the cost of compliance with these various requirements can be expected to increase over time.
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     Materials, such as styrene, butadiene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Health and safety management programs are in place to help assure compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental and loss control programs. Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products used in food contact or medical end-uses.
     Environmental laws and regulations in various jurisdictions also establish programs and, in some instances, obligations to cleanup contamination from current or historic operations. Under some circumstances, the current owner or operator of a site can be held responsible for remediation of past contamination regardless of fault and regardless of whether the activity was legal at the time that it occurred. Evaluating and estimating the potential liability related to site remediation projects is a difficult undertaking, and several of our facilities have been affected by contamination from historic operations.
     The Belpre, Ohio facility is the subject of a site investigation and remediation program administered by the Environmental Protection Agency pursuant to the Resource Conservation and Recovery Act. In March 1997, Shell Chemicals entered into a Consent Order to investigate and remediate areas of contamination on and adjacent to the site. In March 2003, we joined Shell Chemicals in signing a new Consent Order that requires continued remediation and assessment of various areas of contamination and continued use of a groundwater-monitoring system. Shell Chemicals continues to take the lead in this program, has posted financial assurance of $5.2 million for the work required under the Consent Order and has also indemnified us for the work required under this program, subject to certain time limitations. In turn, we have agreed with Shell Chemicals that we will, for a fee, provide certain services related to the remediation program. We have agreed with Shell Chemicals that we will pay up to $100,000 per year for the groundwater monitoring associated with the 2003 Consent Order.
     Our Brazilian facility has also been affected by prior Shell Chemicals operations. A Shell Chemicals pesticide manufacturing operation previously was located on a tract of land adjacent to our Brazilian facility. In addition, areas of our facility were used by Shell Chemicals as part of its crop protection business. Shell Chemicals has retained responsibility for remediating a former manufacturing facility located on our site and has also indemnified us for a number of the identified waste management areas used in prior operations, subject to certain time limitations. We have agreed to provide certain services to Shell Chemicals, for a fee, including the operation and maintenance of the groundwater system that Shell Chemicals is required to maintain on the adjacent tract of land to address groundwater contamination on that site and the monitoring of a closed hazardous waste landfill located on our facility.
     In the context of the separation in 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Hence, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.

     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 that would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may, in the future, be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
Insurance
     We have customary levels of insurance for a company of our size in our industry. Our insurance policies are subject to customary deductibles and limits.
Seasonality
     Sales of KRATON polymer products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarter volume sales are nearly double that of first and fourth quarter because weather conditions reduce road construction in the winter seasons. As a result, we tend to have higher inventory levels in the first and fourth quarters. Other than this seasonal trend, our other business areas tend to show relatively little seasonality.
ITEM 1A. RISK FACTORS
     Shell Chemicals provides significant operating and other services under agreements that are important to our business. The failure of Shell Chemicals to perform its obligations, or the termination of these agreements, could adversely affect our operations.
     Prior to February 28, 2001, we were operated by Shell Chemicals, a unit of the Royal Dutch/Shell Group. Despite our separation from Shell Chemicals, Shell Chemicals provides services that are important to our business. Although most of our interim arrangements have terminated, we continue to be a party to:
•	Operating agreements pursuant to which Shell Chemicals operates and maintains our European manufacturing facilities and employs and provides almost all of the staff for those facilities;

•	Site services, utilities, materials and facilities agreements pursuant to which Shell Chemicals provides utilities and site services to our European manufacturing facilities and research and development facilities; and

•	Lease agreements pursuant to which we lease our European manufacturing facilities and some of our research and development facilities from Shell Chemicals.
     In addition, we are required to indemnify Shell Chemicals under certain of these agreements, including in certain circumstances for loss and damages resulting from Shell Chemicals’ negligence in performing its obligations. Pursuant to their terms, either party is permitted to terminate the agreements in a variety of situations. Should Shell Chemicals fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or to provide them ourselves. The failure of Shell Chemicals to perform its obligations or the termination of any of these contracts could adversely affect our operations and, depending on market conditions at the time of any termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.
     We obtain a significant amount of our styrene, butadiene and isoprene requirements in the United States and Europe from Shell Chemicals.
     Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of almost all KRATON polymer products. We use butadiene in the production of SBS (styrene: butadiene: styrene) grades of KRATON D and SEBS (styrene: ethylene: butylene: styrene) grades of KRATON G. We use isoprene in the production of SIS (styrene: isoprene: styrene) grades of KRATON D, SEPS (styrene: ethylene: propylene: styrene) grades of KRATON G and isoprene rubber (KRATON IR).
     We have entered into long-term raw material supply agreements with Shell Chemicals to provide our European manufacturing facilities with the majority of their styrene, butadiene and isoprene requirements. The terms of the U.S. styrene and butadiene agreements expire on June 30, 2006 and April 15, 2006, respectively, due to Shell Chemicals’ prior written notification of termination.
     The initial term of the European styrene agreement expires on February 28, 2006 and the initial term of the agreement providing butadiene to our Berre, France facility will terminate on December 31, 2007. These agreements are renewed automatically unless terminated with twelve and twenty-four months notice, respectively. We gave Shell Chemicals notification of termination such that the European styrene agreement expires on February 28, 2007. We are currently discussing terms for new long-term supply contracts for our styrene and butadiene requirements with potential suppliers. The initial term of the agreement providing butadiene to our Wesseling, Germany facility expires December 31, 2040 and is renewed automatically unless terminated with sixty months’ prior written notice by either party. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility expire on December 31, 2009 and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given.
     We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, the Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. Shell has also indicated an interest in terminating the contract prior to December 31, 2009 date. KRATON is in the process of reviewing the strategic and economic options for our Pernis assets. We have not received a notice of termination as of the date of this report. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market. Upon termination on December 31, 2009 or such earlier date as we may agree with Shell Chemicals, we may not be able to obtain the isoprene required for our operations at our Pernis facility on terms favorable to us or at all. Our inability to obtain isoprene may require us to reduce or end production at our Pernis facility, which is the only facility where we currently produce KRATON IR products. We are currently exploring plans to address this limitation.
     As contracts expire, we cannot give assurance that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us.
     The failure of Shell Chemicals to perform its obligations under these agreements, our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production and otherwise adversely affect our results of operations.
     During the first quarter of 2005, Shell Chemicals declared a force majeure at two of its facilities that affected our supply of butadiene and isoprene at our Belpre, Ohio facility and butadiene at our Berre, France facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Supply Disruption Issues.” If we are required to obtain an alternate source for raw materials because Shell Chemicals is unwilling or unable to perform under these raw material supply agreements or if Shell Chemicals terminates the agreements, we may not be able to obtain these raw materials from alternative suppliers in a timely manner or be able to enter into long-term supply agreements on terms as favorable to us. Any failure of Shell Chemicals to perform its obligations under the existing agreements, or any further terminations of long-term supply agreements by Shell Chemicals, could have an adverse effect on our results of operations and financial position by increasing our cost for these materials or interrupting production.
     Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.
     Our results of operations are directly affected by the cost of our raw materials. Our financial performance has been affected by significant increases in raw material feedstock prices. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 85% of our total raw material purchases volume and approximately 46% of our total cost of goods sold in 2004. We experienced significantly higher raw material feedstock prices in 2005. Prices for these key raw materials have been volatile in recent periods and increased between 5% and 40% during 2005. Our raw material feedstock costs have been generally correlated to crude oil prices. The spot price of West Texas Intermediate crude oil increased from a yearly average of $31.11 per barrel in 2003, to $41.43 per barrel in 2004, $56.47 per barrel in 2005 and an average of $65.57 per barrel in early 2006. Our 2005 financial performance was affected by the prevailing raw material feedstock pricing environment. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials could have a negative impact on our results of operations and financial position.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals, its affiliates or Basell, under long-term supply contracts. Prices under these contracts are typically determined by contractual formulas that reference both Shell Chemicals’ cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement where our partner supplies the majority of our necessary requirements. All of our styrene and any butadiene and isoprene our partner is unable to supply in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers. See “Business—Sources and Availability of Raw Materials.”
     Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the costs of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene reached near historical highs at the beginning of 2003. Market prices for styrene increased throughout most of 2004, 2005 and early 2006. The significant price increase has been associated with increasing oil and benzene prices.
     Market prices for butadiene are also volatile. Butadiene prices reflect worldwide supply and demand, but are also influenced by prevailing crude oil and ethylene prices. Market prices for butadiene increased in the latter part of 2002 and early 2003, due to increased energy prices and tight supply conditions. We saw a slight decline in mid 2003, with flat pricing through the first quarter of 2004. However, since the second quarter of 2004, continuing throughout the remainder of 2004 and most of 2005, we experienced increasing market prices for butadiene. Prices stabilized during the fourth quarter of 2005 and into early 2006.
     Because there is limited non-captive isoprene available, the market for isoprene is thin and prices are volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene began to rise during the fourth quarter of 2003, continued to rise throughout 2004, all of 2005 and early 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. Isoprene prices could continue to increase significantly, and we may not be able to source our isoprene requirements at prices acceptable to us.
     Fluctuations in the availability of our raw materials could have an adverse effect on our financial condition and results of operations.
     Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner. We believe styrene and butadiene are widely available in the world chemicals market. As discussed above, we rely on supply contracts with Shell Chemicals to provide us with the majority of our styrene and butadiene requirements in the United States and Europe. However, we do not have long-term supply contracts for raw materials in Brazil and Japan. In Brazil, we obtain our styrene and butadiene requirements from a variety of third-party sources. In Japan, we obtain our styrene requirements from a nearby Mitsubishi Chemical Company facility and most of our butadiene requirements by pipeline from adjacent extraction units of our joint venture partner, JSR Corporation, on a commercial supply basis. If we are required to find alternative suppliers for our Brazilian and Japanese facilities, we may not be able to obtain alternative sources in a timely manner, or be able to enter into arrangements on terms as favorable to us, either of which could interrupt our business or increase our cost for these materials.
     Isoprene is not widely available and the few isoprene producers tend to use their production themselves or sell only limited quantities into the world chemicals market. The major producers of isoprene are Goodyear, Shell Chemicals, Nippon Zeon, Braskem and various Russian manufacturers. Currently, Shell Chemicals is our major supplier of isoprene in the U.S. and Europe. In Brazil, we obtain our isoprene requirements from Braskem. In Japan, we obtain the majority of our isoprene requirements by pipeline from adjacent extraction units of JSR Corporation on a commercial supply basis and from alternative suppliers as needed. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain substitute supplies of isoprene from alternative suppliers in a timely manner or on favorable terms.
     While we have historically had adequate supplies of isoprene, since the third quarter of 2004 we have experienced significant limits to our supply of isoprene due to operational problems at some key producers. The markets dynamics of extremely tight supply are continuing currently. A lack of availability of isoprene could have an adverse effect on our results of operations if we were unable to produce products containing isoprene.

     If we are not able to continue the technological innovation and successful commercial introduction of new products, our financial condition and results of operations could be adversely affected.
     The SBC industry and the end-use markets into which we sell our products experience periodic technological change and ongoing product improvements. Newly developed non-SBC products may also compete with, or serve as a substitute for, our products. Manufacturers introduce new generations of products or require new technological capacity to develop customized products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets and upon our ability to successfully develop, manufacture and market products in such changing end-use markets. We will have to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position.
     In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications requiring us to develop customized products. Innovation or other changes in our customer’s product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets, and upon our ability to successfully develop, manufacture and market products in such changing end-use markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with such materials and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.
     The SBC industry and our end-use markets are highly competitive, and we must remain competitive or our results of operations may be adversely affected.
     The SBC industry is highly competitive. We face significant competition from major international producers, as well as from smaller regional competitors. Our competitors may improve their competitive position in our core end-use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.
     Our most significant competitors are Asahi Chemical, Dexco Polymers, Dynasol Elastomers, Kuraray, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Total Petrochemicals. Several of our competitors (such as Asahi Chemical, Dexco Polymers, Total Petrochemicals, Kuraray and Polimeri Europa) are well established in our industry, while other competitors (such as Lee Chung Yung) are more recent market entrants. Kuraray Company, Asahi Chemical, Dynasol Elastomers and Taiwan Synthetic Rubber Corporation have all expanded HSBC capacity over the last 3 years. Several competitors including Lee Chang Yung, LG Chemical and Sinopec have expanded USBC capacity over the last 3 years. On December 31, 2004, our non-compete agreement with Shell Chemicals expired and Shell Chemicals could now reenter the market and become one of our competitors.
     Competition from non-SBC products is intense and may reduce demand for our products.
     Competition between SBC products and non-SBC products within the end-use markets in which we compete is intense. Increased competition from existing or newly developed non-SBC products may reduce demand for our products in the future and our customers may decide to source their requirements from non-SBC products.
•	In the Paving and Roofing end-use market, SBC products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

•	In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and metallocene polyolefins. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

•	In the Compounding Channels end-use market, SBC products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomers (EPDM), metallocene polyolefins and thermoplastic polyurethanes (TPUs). The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost.
•	In the Packaging and Films end-use market, SBC products primarily compete with PVC polymers and compounds, polyolefins, polystyrene, PET, nylon, thermoplastic vulcanizates, and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

•	In the Personal Care end-use market, competing materials include spandex, metallocene polyolefins and natural rubber.
     Hazards associated with chemical manufacturing may occur, which could adversely affect our results of operations.
     The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes may occur in our operations or the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These hazards include:
•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	mechanical failure; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.
     These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at any of our major operating facilities could have a material adverse effect on our financial condition and results of operations. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incident to our business.
     Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.
     We use large quantities of hazardous substances and generate large amounts of hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level. Many of these laws and regulations become more stringent over time and the costs of compliance with these requirements may increase. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not issue or continue in effect, and any issued permits may contain significant new requirements. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated and can cause contamination or personal injury if released into the environment. Compliance with environmental laws generally increases the costs of transportation and storage of raw materials and finished products, as well as the costs of storage and disposal of wastes. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations for violations arising under these laws or permit requirements.
     We face the risk that individuals could in the future seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. For example, plaintiffs have sued Shell Chemicals for alleged injuries arising from exposure to asbestos. We may be subject to future claims with respect to workplace exposure, workers’ compensation and other matters that are filed after the date of our acquisition of Shell Chemicals’ elastomers business. While Shell Chemicals has agreed to indemnify us for certain claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001, those indemnity obligations are subject to limitations, and we cannot be certain that those indemnities will be sufficient to satisfy claims against us. In addition, we face the risk that future claims would fall outside of the scope of the indemnity due either to the limitations on the indemnity or to their arising from events and circumstances occurring after February 2001.
     As a result of our acquisition of these facilities, some environmental laws could impose on us the entire cost of cleanup of contamination present at a facility even though we did not cause the contamination. These laws often identify the site owner as one of the parties that can be jointly and severally liable for on-site remediation, regardless of fault or whether the original activity was legal at the time it occurred. For example, our Belpre, Ohio facility is the subject of a required remediation program to cleanup past contamination at the site and at an adjacent creek and we are a party to that site cleanup order. While Shell Chemicals has posted financial assurance of $5.2 million for this program and has taken the lead in implementing the program, we may incur costs and be required to take action under this program. Similarly, the Shell Chemicals indemnity for remediation at Belpre may not cover all claims that might be brought against us.
     Our Paulinia, Brazil facility also has on-site contamination resulting from past operations of Shell Chemicals. The indemnity from Shell Chemicals covers claims related to certain specified areas within the plant, and we may be required to undertake and pay for remediation of these and other areas. The indemnity coverage from Shell Chemicals is limited in time and amount and we cannot rely upon it to cover possible future claims for on-site contamination separate from the areas specified in the indemnity. The Paulinia facility is also adjacent to a former Shell Chemicals site where we believe past manufacturing of hydrocarbons resulted in significant contamination of soil and groundwater and required relocation of nearby residents. While we are not aware of any significant contamination at our Paulinia facility, we could potentially be the subject of claims related to pesticide contamination and effects at some point in the future.
     Regulatory changes applicable to us, or the products in our end-use markets, could adversely affect our financial condition and results of operations.
     We and many of the applications for the products in the end-use markets in which we sell our products are regulated by various national and local regulations. Changes in those regulations could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, changes in environmental regulations restricting the use of disposable diapers could adversely affect our financial results of operations. In addition, we benefit from certain trade protections, including anti-dumping protection. If we were to lose these protections, our results of operations could be adversely affected.
     We are subject to customs, international trade, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.
     We are subject to numerous regulations, including customs and international trade laws, and antitrust laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability.
     Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.
     We may not have appropriate procedures in place to eliminate financial reporting inaccuracies or delays.
      During the preparation of our interim financial statements for the period ended March 31, 2005, we discovered a computational error in the calculation of the additional cost of sales related to the inventory step up associated with the Acquisition. As a result of this error, we restated our December 31, 2004 financial statements. We concluded that this error represented a material weakness in our internal controls over financial reporting. As a result of several initiatives that we undertook during the second half of 2005 to improve our controls over financial reporting, management believes we no longer have the material weakness in our internal controls over financial reporting.
      In connection with our outside independent auditors audit of our financial statements as of December 31, 2005, they have communicated two items that constitute “significant deficiencies” in our internal controls over financial reporting. Our management has concluded neither of these significant deficiencies individually, or when taken in combination with other significant deficiencies constitutes a material weakness.

     Management has reviewed certain of our internal controls over financial reporting to determine the appropriate level of additional procedures and resources for the financial reporting function. We are currently conducting a search for additional financial reporting staff, including a new controller, a new director of tax and a new director of internal audit. We are also implementing new procedures in order to remediate these deficiencies and to augment the improvements that we made in 2005 to our accounting, financial reporting and information systems, including increasing oversight over our foreign operations. We cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any weaknesses could result in errors in our financial statements, including errors that would require us to restate our financial statements for prior periods, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the prices for our securities.
     Our business relies on intellectual property and other proprietary information.
     Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information of our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to resort to litigation to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. In addition, we acquired a significant number of patents in our patent portfolio from Shell Chemicals. Pursuant to our agreements with Shell Chemicals relating to our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers business, as well as fully-transferable non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions.
     Any patents, issued or applied for, may not provide us with any competitive advantage and may be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products in the United States or abroad. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect the intellectual property rights that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.
     It is our policy to enter into confidentiality agreements with our employees and third parties to protect our unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets, but our confidentiality agreements could be breached or may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.
     We have registered and applied for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The applicable governmental authorities may not approve our pending applications. Moreover, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to obtain and retain our trademarks and impede our marketing efforts in those jurisdictions.
     The failure of our patents, trademarks or confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, could have a material adverse effect on our business, financial condition and results of operations.
     Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
     We continually seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. Although it is our policy and intention not to infringe valid patents, we cannot be certain that our processes and products do not and will not infringe issued patents or other intellectual property rights of others. For example, our products or our technology may unintentionally be subject to filed patent applications by third parties that cover our products or technology. If patents are subsequently issued on these applications, or if patents that cover our products or technology are already in existence, we may be liable for infringement. We may also be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. If we were to discover that our processes or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.
     We may be liable for damages based on product liability claims brought against our customers in our end-use markets.
     Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations.
     Regulation of our employees’ exposure to butadiene could require material expenditures or changes in our operations.
     Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. Effective February 1997, the Occupational Safety and Health Administration substantially lowered the permissible employee exposure limit for butadiene. Future studies on the health effects of butadiene may result in additional regulations or new regulation in Europe that further restrict or prohibit the use of, and exposure to, butadiene. Additional regulation of butadiene could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
     Our relationship with our employees could deteriorate, which could adversely impact our operations.
     As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2005, we employed approximately 890 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience a significant disruption of our operations and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of Shell Chemicals or Basell, relations between Shell Chemicals and its employees or Basell and its employees may also adversely affect our business and financial condition and results of operations. See “Business—Employees.”
     Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
     Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our employees. We have recently experienced several changes in key employees and added new members to our team. We may not be able to retain our key employees or to recruit qualified individuals to join our company. The loss of any key employees could have a material adverse effect on our business.
     As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.
     We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Belgium, Brazil, Germany, The Netherlands, France and Japan, in addition to those in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including:
•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign exchange restrictions and fluctuations; and

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.
     We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.

     Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.
     Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our combined financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
     We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.
     Downturns in general economic conditions could adversely affect our profitability.
     Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive and construction products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations.” Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets. An economic downturn in one or more of the geographic regions in which we sell our products may have a material adverse effect on our results of operations.
     We do not have long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.
     With some specific exceptions, our business is based primarily upon individual sales orders with our customers. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. Since our top 10 customers represent less than 30% of our total revenues, if multiple customers elected not to purchase products from KRATON, our business prospects, financial condition and results of operations could be adversely affected.
     Our insurance coverage may be inadequate to protect against potential losses.
     We maintain property, business interruption and casualty insurance which we believe is in accordance with customary industry practices, but we cannot be fully insured against all potential losses, including losses resulting from war risks or terrorist acts. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become available only for reduced amounts of coverage. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial position.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our principal executive offices are located at 700 Milam Street, Suite 1300, Houston, Texas 77002. We recently entered into a new lease agreement to relocate our principal executive offices during the second quarter of

2006 to World Houston Plaza, 15710 John F. Kennedy Boulevard, Houston, Texas 77032.
     We believe that our properties and equipment are in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon feedstock, product mix and operating conditions.
     The following table sets forth our principal facilities:

		Approximated		Owned /
Location	Acres	Square Footage	Use	Leased
Belpre, Ohio, USA	350	3,600,000	Manufacturing	Owned(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Leased(2)
Berre, France	9.0	392,000	Manufacturing	Owned(3)
Pernis, The Netherlands	3.4	146,000	Manufacturing	Owned(3)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned(4)
Houston, Texas, USA	N/A	46,615	R&D	Leased(5)
Amsterdam, The Netherlands	N/A	32,015	R&D	Leased(5)
Louvain-la-Neuve, Belgium	N/A	12,875	R&D	Leased(5)
Tsukuba, Japan	4.5	23,327	R&D	Owned

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.

(2)	We lease the land and the manufacturing facility, but own the production equipment.

(3)	We lease the land, but own the manufacturing facility and production equipment.

(4)	The Japanese facility is owned by our 50%-50% joint venture with JSR.

(5)	We lease the facility, but own the equipment.
Belpre, Ohio, USA
     Our Belpre, Ohio site is located on approximately 350 acres on the north bank of the Ohio River, with connections to barge, rail and truck shipping and receiving facilities. Belpre is our largest manufacturing facility with approximately 157 kT of production capacity to which we are entitled. It has the largest dedicated SBC production capacity of any SBC facility in the world. The Belpre facility currently produces KRATON D and KRATON G products.
     A portion of the HSBC capacity at Belpre is owned or leased from us by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricating oil additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre plant and the land on which it is located.
     Substantially all key raw materials are supplied by Shell Chemicals to the Belpre site under the feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Wesseling, Germany
     Our Wesseling, Germany manufacturing site is located on the premises of Basell. Wesseling is approximately 15 km south of Cologne and is located near the Rhine River. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 80 kT, which has been increased in 2005 from debottlenecking. Basell owns the land and buildings on the premises and leases them to us. We own the SBC production equipment in the manufacturing facility. The Wesseling facility currently produces KRATON D products. In 2004, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. We expensed $3.0 million in 2004 as a result of this turnaround. Basell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. See “Item 1. Business—Shell Chemicals Operating Agreements.” Basell has the right to approve any expansion of our facility at Wesseling; although its consent may only be withheld if an expansion would be detrimental to the site.
     Key raw materials are supplied by Shell Chemicals (or its affiliates) to the Wesseling site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”

Berre, France
     Our Berre, France site is located 30 km from Marseille in southeastern France. The facility has direct access to sea, rail and road transport. The Berre site has a production capacity of approximately 82 kT. In 2003, we completed a turnaround of the facility as required by local regulations, which is a mandatory shutdown every five years for inspection by government authorities. We expensed $4.0 million in 2003 in connection with this turnaround. The Berre site is leased to us by Shell Petrochimie Mediterranee, or SPM, on a shared site with several other occupants under a long-term lease due to expire in 2030. We own the SBC manufacturing facility and production equipment at Berre. At Berre, we currently produce KRATON D and KRATON G products. The facility is operated by SPM under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement. See “Item 1. Business—Shell Chemicals Operating Agreements.”
     Key raw materials are supplied by Shell Chemicals to the Berre site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Pernis, The Netherlands
     Our Pernis, The Netherlands site is located near Rotterdam in the southwest of The Netherlands, with access to deep-sea shipments and river barges as well as rail and road links. The plant currently has production capacity of approximately 18 kT of KRATON D and approximately 15 kT of KRATON IR. In 2004, we completed a turnaround of the facility as required by local regulations. Due to fire at the facility, this turnaround was initiated ahead of schedule. We expensed $3.3 million in 2004 in connection with this turnaround. The Pernis site is subleased to us by Shell Nederlands Chimie, or SNC, on a shared site with other occupants. See “Item 1. Business—Shell Chemicals Operating Agreements.” SNC itself leases the property from the Rotterdam Harbor Authorities. We own the SBC manufacturing facility and production equipment at Pernis. The facility is operated by SNC under an operating agreement, and they provide various site services, utilities and facilities to us under a long-term agreement.
     Key raw materials are supplied by Shell Chemicals to the Pernis site under the long-term feedstock contracts described in “Item 1. Business—Sources and Availability of Raw Materials.”
Paulinia, Brazil
     Our Paulinia, Brazil site is located 120 km from the city of São Paulo and 20 km from the city of Campinas, with access to major highways. The facility currently has a production capacity of approximately 27 kT of KRATON D. We own the plant at Paulinia as well as the land on which our plant sits. BASF owns the adjacent site and shares title to facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.
Kashima, Japan
     Our Kashima, Japan site is operated by a joint venture, named KRATON JSR Elastomers K.K., or KJE, between us and JSR Corporation. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 44 kT, of which we are generally entitled to 50% of the production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.
     The KJE plant currently produces KRATON D. JSR markets its portion under its own trademarks, and we market our portion under the KRATON brand name although this amount may vary from time to time based on the economic interest of the joint venture. We and JSR each have a right of first refusal on the transfer of the joint venture interests of the other.
Research and Development Facilities and Other Facilities
     Our research and development activities are conducted in laboratories in Houston, Texas; Amsterdam, The Netherlands; and in Louvain-la-Neuve, Belgium. In addition, we own a laboratory in Tsukuba, Japan that provides technical services to our Asia Pacific customers and, likewise, a laboratory in Paulinia, Brazil that provides technical services to our South American customers.
     The Westhollow facility in Houston, Texas includes a product development facility to support the research and development activities and provide samples for customer evaluations. We lease facilities from Shell Chemicals in the United States and Belgium; these leases expire on February 28, 2011 and March 31, 2008, respectively. In late 2005, the research and development facilities in The Netherlands, leased from Shell Chemicals through 2006, were relocated to a nearby site. The new facility’s lease expires January 10, 2010, with a 2-year renewal option. In addition at the aforementioned sites, Shell Chemicals and its affiliates provide some site services, utilities and materials.
ITEM 3. LEGAL PROCEEDINGS
     Pursuant to the sale agreements between us and Shell Chemicals relating to the Separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical, subject to certain time limitations. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. We are indemnified by Shell Chemicals with respect to these claims, subject to certain time limitations. In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility. See “Item 1. Business — Environmental Regulation.”
     While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would materially adversely affect our business, financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     There is no established public trading market for the equity interests of Polymer Holdings and KRATON. As of February 28, 2006, there was one shareholder of record of the equity of each of Polymer Holdings and KRATON. See “Item 12. Security Ownership of Certain Beneficial Owners and Management” for a discussion of our ownership. No equity interest was repurchased during the quarter ended December 31, 2005.
     Polymer Holdings and KRATON have not paid dividends on their equity interests.
     We are parties to a senior secured term loan, an indenture with respect to KRATON’s 8.125% Notes and an indenture with respect to Polymer Holdings’ 12% Discount Notes, each of which imposes restrictions on the ability of Polymer Holdings and KRATON to pay dividends or certain other distributions to the holders of their equity interests. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of Our Indebtedness.”
ITEM 6. SELECTED FINANCIAL DATA
     The table below sets forth KRATON’s selected consolidated historical financial data for the periods indicated. The selected financial data for the two months ended February 28, 2001, have been derived from the combined financial statements of the Shell Chemicals elastomers business. This financial data has been prepared on a carve-out basis to include the historical operations applicable to the Shell Chemicals elastomers business. Separate financial statements were not prepared for the Shell Chemicals elastomers business, as no direct owner relationship existed among the various units that comprised the elastomers business. We refer to these periods as “Elastomers Business” periods.
     The selected consolidated historical financial data presented below for the ten months ended and as of December 31, 2001, for the year ended and as of December 31, 2002 and for the period from January 1, 2003 to December 22, 2003, have been derived from KRATON’s consolidated financial statements prior to the Acquisition. As a result of the Acquisition, Polymer Holdings acquired 100% of our outstanding equity interests on December 23, 2003. The Acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the fair value of the assets and liabilities acquired as of the date of Acquisition. The financial information for periods subsequent to the Acquisition is therefore not comparable to the financial information for periods prior to the Acquisition, which we refer to as “Predecessor” periods.
     The selected consolidated historical financial data presented below for the period from December 23, 2003 to December 31, 2003, as of December 31, 2003 and for the year ended and as of December 31, 2004 and 2005, have been derived from KRATON’s audited consolidated financial statements included elsewhere in this Form 10-K.
     The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

							Elastomers
				Predecessor			Business
			Period from	Period from
			December 23	January 1		Ten Months	Two Months
	Year Ended	Year Ended	through	through	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 22,	December 31,	December 31,	February 28,
	2005	2004	2003	2003	2002	2001	2001
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Statement of Operations Data:
Revenues
Sales	$952,921	$791,226	$9,532	$680,263	$620,065	$512,436	$92,000
Other(1)	22,670	16,160	328	12,475	8,853	8,814	4,000

Total revenues	975,591	807,386	9,860	692,738	628,918	521,250	96,000

Cost of goods sold(2)	766,012	692,968	9,796	519,743	424,978	403,669	73,000

Gross profit	209,579	114,418	64	172,995	203,940	117,581	23,000
Research and development expenses	26,152	23,178	458	23,310	22,984	17,501	5,000
Selling, general and administrative	72,731	64,903	1,624	54,017	65,563	58,150	11,000
Depreciation and amortization	44,090	42,630	860	25,876	28,166	24,295	7,000
Earnings in joint venture(3)	(1,516)	(462)	(28)	(621)	(1,171)	(1,045)	—
Interest expense, net(4)	33,943	38,963	556	57,543	36,066	37,672	1,000

Income (loss) before income taxes	34,179	(54,794)	(3,406)	12,870	52,332	(18,992)	(1,000)
Income tax (provision) benefit(5)	(11,519)	18,973	1,347	(3,007)	(9,793)	(900)	(1,000)

Net income (loss)	$22,660	$(35,821)	$(2,059)	$9,863	$42,539	$(19,892)	$(2,000)

				Predecessor
	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2003	2002	2001
	(In thousands)	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$100,934	$46,357	$17,500	$14,305	$24,190
Total assets(6)	964,813	965,587	941,056	608,651	589,296
Total debt(7)	462,663	465,343	560,000	343,730	385,450

(1)	Other revenues include the sale of by-products generated in the production of KRATON IR and SIS.

(2)	In the year ended December 31, 2005 and 2004, the period from December 23 through December 31, 2003 and the ten months ended December 31, 2001, these amounts include $1,684, $35,225, $1,525 and $44,200, respectively, of additional costs relating to the sale of inventory, the carrying value of which had been increased to reflect the manufacturing profit in inventory as part of the Acquisition and Separation, respectively.

(3)	Represents our 50% joint venture interest in KRATON JSR Elastomers KK, which is accounted for using the equity method of accounting.

(4)	Interest expense net of interest income. In the period from January 1 through December 22, 2003, interest expense includes $10,200, related to the write-off of deferred financing costs associated with indebtedness repaid in the Acquisition, $9,100 of prepayment penalty associated with such indebtedness and $7,500 related to the remaining accretion of the value of warrants of Ripplewood Chemical issued with such indebtedness.

(5)	Taxes reflected in the predecessor company represents the income tax provision related to our foreign operations due to our U.S. operations being considered a limited liability company and treated as a flow through entity for federal income tax purposes. Since the Acquisition, taxes include all operations, including the U.S. operations.

(6)	At December 23, 2003, property, plant, and equipment was increased by $151,123 as a result of purchase accounting.

(7)	The amounts as of December 31, 2003, 2004 and 2005, reflect the Acquisition.

Elastomers
				Predecessor			Business
			Period from	Period from
			December 23	January 1		Ten Months	Two Months
	Year Ended	Year Ended	through	through	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 23,	December 31,	December 31,	February 28,
	2005	2004	2003	2003	2002	2001	2001
Other Data:
Ratio of Earnings to Fixed Charges	1.9	—	—	1.2	2.3	—	—
     Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2004 by approximately $54.7 million, for the period from December 23 through December 31, 2003 by approximately $3.4 million, for the ten months ended December 31, 2001 by approximately $19.2 million and for the two months ended February 28, 2001 by approximately $1.0 million. The ratio of earnings to fixed charges for the year ended December 31, 2000 reflects that only minimal financing costs were allocated to the Elastomers Business by Shell Chemicals for this period.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.
     Except where otherwise noted, the financial information and management’s discussion and analysis presented in this section are solely for KRATON and its subsidiaries. Financial information for the period from January 1, 2003 to December 22, 2003 has been derived from the audited consolidated financial statements of KRATON prior to the Acquisition included elsewhere in the Form 10-K. The Acquisition was accounted for under the purchase method of accounting, and the purchase price was allocated to the fair value of the assets and liabilities acquired as of the date of Acquisition. The financial information for periods subsequent to the Acquisition, are therefore not comparable to the financial information for the period prior to the Acquisition, which we refer to as a “Predecessor” period.
     Financial information for the period from December 23, 2003 to December 31, 2003, as of December 31, 2003 and for the years ended and as of December 31, 2004 and 2005, have been derived from KRATON’s audited consolidated financial statements included elsewhere in the Form 10-K.
     Prior to the Acquisition, Polymer Holdings did not have any material assets or liabilities, and, since the Acquisition, its only material asset is its investment in KRATON. Polymers Holdings also has additional outstanding indebtedness, consisting of its 12% Discount Notes. Financial information for Polymer Holdings is therefore identical to that of KRATON, except with respect to interest expense, tax (provision) benefit, net income (loss) and total debt.
Recent Developments
     Supply Disruption Issues
     On July 1, 2005, Shell Chemicals declared that it was excused from supplying our contractual minimum butadiene requirements at our Belpre, Ohio production facility due to tropical storm Cindy that affected its Norco, Louisiana plant. As a result, our supply of butadiene was placed on allocation. On August 9, 2005, Shell Chemicals notified us that it intended to further lower the allocation of butadiene supply to us due to new operational issues. Hurricanes Katrina and Rita, which followed these events, further constrained on Shell Chemicals’ ability to supply butadiene. The combination of the allocation of butadiene supplied to us from Shell Chemicals, our existing butadiene stocks, and alternative sources of supply, did not have a material adverse impact to our financial results. Shell Chemicals is operating at normal conditions.
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
     On October 10, 2005, Shell Chemicals declared that it was excused from supplying our minimum styrene requirements at our European facilities due to operational problems. During this period, we were able to meet our supply needs through Shell Chemicals’ allocation of styrene, existing styrene inventories, and alternative sources of supply. On October 24, 2005, Shell Chemicals resumed normal operations. This event did not have a material adverse impact to our financial results.
     On November 1, 2005, Shell Chemicals declared that it was excused from supplying our minimum styrene requirements at our European facilities due to a workers’ strike at its production facility in Pernis, The Netherlands. On November 8, 2005, Shell Chemical resumed normal operations. With the combination of our existing styrene stocks and alternative sources of supply, this event did not have a material adverse impact on our financial results.
     We currently estimate the immediate impact of these supply disruption issues, coupled with the gulf coast hurricanes’ impact, described above, have negatively affected our pre-tax results by approximately $3 million in 2005. Management cannot predict the long-term impact to us, our suppliers or the industry in general.
     SIS Sales Allocations
     Supplies of isoprene remain constrained due to continued worldwide shortages of isoprene. Hurricanes Katrina and Rita forced an increase in SIS allocations beginning in November 2005. We continue to be on allocation to ensure we match SIS sales to our isoprene supply. Moreover, in addition to seeking alternative sources of isoprene supply, we are taking a number of actions to mitigate the impact including: changes in production scheduling, inventory reductions, evaluating the need for further product allocations and new technology versions of SIS that require less isoprene in the production process. We expect the isoprene market to remain tight for the foreseeable future, which means that the historical volume growth will continue to be constrained. The impact of this required allocation on 2005 business has reduced our total SIS sales by approximately 6%, as compared to 2004. The specific impact on our financial results, attributable to additional isoprene supply disruptions described in “Supply Disruption Issues” is included in the aforementioned $3 million.
     New Polyisoprene Latex Plant, Paulinia, Brazil
     On October 31, 2005, we announced that we will be constructing a new 1.5 kT polyisoprene latex plant at our Paulinia, Brazil facility in response to strong demand from our medical and consumer products customers. The addition of this new plant would give us the global capability to supply nearly 3kT of polyisoprene latex per year under the KRATON brand. The new plant is expected to be operational in the fourth quarter of 2006 and would also enable us to quickly and cost effectively expand further based upon market needs. KRATON polyisoprene latex is a unique synthetic alternative to natural rubber latex for dipped goods and various specialty products.
     Changes in Executive Officers and Senior Staff
     On September 14, 2005, we announced the appointment of Raymond K. Guba, as Chief Financial Officer and Vice President effective October 24, 2005. In his role, Mr. Guba will be responsible for managing our financial and IT groups. He will report to Mr. George Gregory, Chief Executive Office and President. Mr. Guba brings to KRATON extensive senior management experience in finance from his 19-year career with General Electric Co., which included responsibility for strategy formulation and execution; financial reporting; financial planning and analysis; acquisition due diligence and integration; cash flow management; and contract negotiations around the globe. During his tenure with General Electric he held a variety of positions with increasing responsibility, and most recently Mr. Guba was employed by GE Energy, a General Electric Co. subsidiary, as Chief Financial Officer for their Installations and Field Services business.
     During March 2006 we hired our new Chief Information Officer and we are currently in the process of hiring our new controller, director of tax and director of internal audit.
     New Products
     In January 2006, we announced the availability of two new grades of KRATON G for film applications. These new grades provide an alternative to plasticized PVC for numerous film-based, medical and packaging applications. In February 2006, we introduced two new grades of KRATON G polymers for pressure sensitive adhesive films that enable the key features of both coextruded and adhesive-coated protective films to be combined: the process efficiency of coextrusion with the customized performance of adhesive coating.
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
     Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness” for a description of the terms of the notes.
     The registration rights agreement relating to the 12% Discount Notes and the registration rights agreement relating to the 8.125% Notes, each required the registration statements to be filed on April 1, 2005, be declared effective by the SEC, on or prior to July 1, 2005 and an exchange offer be completed by August 1, 2005. As a result of the untimely declaration of effectiveness of the registration statements and completion of the offerings, both the 12% Discount Notes and 8.125% Notes accrued the special interest subsequent to July 1, 2005, through the date Polymer Holdings and KRATON completed the offers to exchange at the rates provided in the applicable registration rights agreement.

The Acquisition
     On December 23, 2003, Polymer Acquisition, a wholly owned subsidiary of Polymer Holdings merged into KRATON, and Polymer Holdings acquired all of KRATON’s outstanding equity interests from Ripplewood Chemical, for consideration of $770.0 million for the business and $48.0 million for the excess cash on KRATON’s balance sheet immediately prior to closing. The Acquisition was funded, including transaction fees and expenses, as follows:
•	$200.0 million from the proceeds from the issuance of the 8.125% Notes;

•	$360.0 million of borrowings under the term loan portion of the senior secured credit facility;

•	an equity contribution to KRATON by Polymer Holdings of $250.0 million in cash; and

•	$48.0 million of cash on KRATON’s balance sheet.
     KRATON is a wholly owned subsidiary of Polymer Holdings, which in turn is a wholly owned subsidiary of TJ Chemical Holdings LLC, or Chemical Holdings, which is owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and affiliates and certain members of our management. The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the assets and liabilities acquired as of the date of the Acquisition. The purchase price of the Acquisition has been allocated based on independent appraisals and management’s estimates.
     The purchase price allocation included an allocation of approximately $38.4 million to reflect the fair value of inventory, an allocation of approximately $151.1 million to reflect the fair value of property, plant and equipment and an allocation of approximately $117.7 million to reflect the fair value of identifiable intangible assets. As a result, our financial information for the Successor periods is not comparable to the financial information for the Predecessor periods of KRATON. The primary differences are: (1) increased depreciation expense resulting from the increase in the value of property, plant and equipment; (2) increased amortization expense related to the identifiable intangible assets; (3) increased cost of goods sold due to the subsequent sale of inventory that has been written-up to fair value; and (4) the incurrence of income tax expense in the United States operations due to the change in corporate tax status.
Critical Accounting Policies
     Our significant accounting policies are more fully described in the notes to the consolidated financial statements included elsewhere in this Form 10-K. The process of preparing financial statements, in accordance with accounting principles generally accepted in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
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
     Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. We recognize the estimated rebate obligation under these agreements as a reduction of revenue to each of the underlying revenue transactions. These estimates are based on a combination of the forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, and our knowledge of customer purchasing habits, and industry pricing practice. These rebates typically represent approximately 1% of our product sales.

     Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a FIFO basis. Inventory cost is comprised of raw materials, utilities and other manufacturing costs, including labor. On a quarterly basis, we evaluate the carrying cost of inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory are presently not material. From time to time, the value of our inventory is re-evaluated to reflect customer demand for specific products.
     Property, Plant and Equipment
     The most critical accounting policy affecting our chemical assets is the determination of the estimated useful lives of our property, plant and equipment. The estimated useful lives of our chemical assets, which range from three years to twenty years, are used to compute depreciation expense and are also used for impairment tests. The estimated useful lives used for the chemical facilities were based on the assumption that we would provide an appropriate level of annual capital expenditures while the plants are still in operation. Without these continued capital expenditures, the useful lives of these plants could significantly decrease. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in the statement of operations.
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
     Pensions
     Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience. Discount rates are determined annually and are based on rates of return of high-quality fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends, and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.
     The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plan was 5.75% and 6.00% at December 31, 2005 and 2004, respectively. This decrease in discount rate resulted in increases in the present value of our benefit obligations and plan expenses. An additional future decrease in the discount rate of 50 basis points for our pension plan would increase our projected benefit obligation by an estimated $6.2 million, while a similar increase in the discount rate would reduce our projected benefit obligation by an estimated $5.5 million.
     Our defined benefit plan reduced pretax earnings by $3.7 million in 2005, $3.4 million in 2004 and $2.5 million in the full-year 2003. Included in the amounts were earnings from our expected pension returns of $2.9 million in 2005, $2.7 million in 2004 and $2.6 million in the full-year 2003. Our unrecognized actuarial gains and losses arise from several factors, including experience and assumptions changes in the obligations and the difference between expected returns and actual returns on plan assets. Actual returns for 2005, 2004 and the full-year 2003 were $2.9 million, $2.9 million and $5.2 million, respectively. The difference between actual and expected returns is deferred as an unrecognized actuarial gain or loss and is recognized as future pension expense. Our unrecognized actuarial loss at December 31, 2005 was $4.1 million, none of which will be recognized as a component of our expected 2006 pension expense. We expect to make contributions in 2006 of approximately $2.8 million.
     The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

     Income Taxes
     Prior to the Acquisition, we conducted operations in separate legal entities in certain non-U.S. tax jurisdictions and as a result, income tax amounts are reflected in the financial statements on a separate return basis. The U.S. operations did not provide income taxes in the Predecessor’s statement of operations or deferred taxes in the Predecessor’s balance sheet as they were limited liability companies that were flow-through entities for U.S. federal tax purposes. Accordingly, the Predecessor company owners were responsible for any federal or state income tax liabilities resulting from those operations. Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized by the non-U.S. operations. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
     Since the Acquisition, we conduct all operations, including the U.S. operations, in separate legal entities and as a result income tax amounts are reflected on a separate return basis.
Factors Affecting Our Results of Operations
Raw Materials
     Our results of operations are directly affected by the cost of raw materials. The three primary raw materials used in the production of our products are styrene, butadiene and isoprene. These monomers together represented approximately 85% of total raw material purchases volume and approximately 46% of cost of goods sold in 2005. Our financial performance for the year ended December 31, 2005, was affected by significant increases in raw material feedstock prices. We experienced significantly higher raw material feedstock prices in 2003, prices increased further during 2004 and 2005 to near record levels. During 2005, prices for butadiene and isoprene increased over 30%, while prices for styrene were fairly stable. Our raw material feedstock costs are volatile as they have generally been correlated to crude oil prices.
     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by Shell Chemicals or its affiliates under long-term supply contracts with various expiration dates. Prices under these contracts are typically determined by contractual formulas that reference both Shell Chemicals’ cost of production as well as market prices. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene reached near historical highs at the beginning of 2003. Market prices for styrene increased throughout most of 2004, 2005 and early 2006. The significant price increase has been associated with increasing oil and benzene prices.
     Butadiene is used in the production of certain grades of both KRATON D and KRATON G. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Market prices for butadiene increased in the latter part of 2002 and early 2003, due to increased energy prices and tight supply conditions. We saw a slight decline in mid 2003, with flat pricing through the first quarter of 2004. However, since the second quarter of 2004, continuing throughout the remainder of 2004 and most of 2005, we experienced increasing market prices for butadiene. Prices stabilized during the fourth quarter of 2005 and into early 2006. These increases are the result of an increase in worldwide butadiene demand in excess of supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both KRATON D and KRATON G and isoprene rubber. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Our prices are generally affected by prices for crude oil and natural gas as well as prevailing supply and demand. Market prices for isoprene began to rise during the fourth quarter of 2003, continued to rise throughout 2004, all of 2005 and early 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. While it is difficult to predict if additional operational problems of key isoprene producers are likely to recur, we believe it is unlikely that multiple key isoprene producers will experience operational problems in the future within the short period of time as occurred in early 2005. Nonetheless, due to the limited number of isoprene producers, any significant operational problems could potentially adversely affect available supply.
     Changes in prices for raw materials will have an impact on our results of operations. Historically, pricing for KRATON D products has generally fluctuated with the cost of raw materials. In response to unabating raw material feedstock cost increases, we have continued to increase prices for many of our KRATON D products. These price increases were introduced late in the second quarter of 2004 and we began to realize the financial benefits in the second half of 2004, that continued throughout 2005. In addition, we expect to accelerate our plans to reduce our sales volumes in the lowest value added KRATON D footwear category. Due to the current market condition, we are continuing to evaluate price increases for all of our products.
Seasonality
     Sales of KRATON polymer products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarter volume sales are nearly double that of first and fourth quarter because weather conditions reduce road construction in the winter seasons. As a result, we tend to have higher inventory levels in the first and fourth quarters. Other than this seasonal trend, our other business areas tend to show relatively little seasonality.
Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. For example, the general downturn in worldwide economic conditions resulted in challenging conditions in 2001 and 2002 in many of our customers’ industries. These conditions affected the operating results of our business, as well as the businesses of a number of other specialty chemical companies. We believe we successfully weathered those adverse changes in economic conditions due to the value-added nature of our products and the fact that most of our products constitute only a small portion of the total cost of the products in which they are used. Additionally, a number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal Care end-use markets that are generally considered to be less affected by general economic conditions. During the current economic recovery, our sales volumes have risen. However, due to the previously discussed increases to our raw material costs, our results of operations were negatively affected in 2004, but results improved in 2005 as we were successful offsetting much of the raw material cost increase with sales price increases. A dramatic economic slowdown could adversely affect demand for our products. In addition, changes in interest rates may increase financing costs as our senior secured credit facility bears interest at a floating rate. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.
International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 50% of net product sales generated from customers located in the Americas, 36% in Europe and 14% in the Asia Pacific region. In 2005, we estimate that our products were sold to customers in more than 60 countries. We serve our customer base from 6 manufacturing plants in 6 countries. As described above, changes in general economic conditions in these countries will influence our results of operations. In particular, certain of the countries in which we operate, such as Brazil, have experienced prolonged periods of negative economic growth coupled with high inflation. The existence of such conditions in the countries in which we operate could negatively affect our operations in those countries.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the periods of 2003, 2004 and 2005. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

				U.S. $ per 10,000
		U.S. $ per Euro		Japanese Yen		U.S. $ per Brazilian Real
		Average	Period End	Average	Period End	Average	Period End
Year Ended	2003	1.129	1.255	86.22	93.37	0.321	0.344
	2004	1.242	1.364	92.45	96.87	0.342	0.378
	2005	1.243	1.184	90.81	85.10	0.411	0.427

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
Results of Operations
     The following tables summarize certain information relating to our operating results that have been derived from our financial statements for the Predecessor periods prior to December 22, 2003 and from our financial statements for the Successor periods after December 23, 2003. The results and percentages for the year ended December 31, 2003, are based on the simple arithmetic addition of the historical results from the Predecessor and the Successor period. Because of the application of the purchase method of accounting, our financial information for the Successor period is not comparable to our financial information for the Predecessor periods.

	Predecessor	Successor	Combined
	Period from	Period from
	January 1	December 23
	through	through	Year Ended
	December 22,	December 31,	December 31,
	2003	2003	2003
	(In thousands)	(In thousands)	(In thousands)
Revenues:
Sales	$680,263	$9,532	$689,795
Other	12,475	328	12,803

Total revenues	692,738	9,860	702,598

Costs and expenses:
Costs of goods sold	519,743	9,796	529,539

Gross profit	172,995	64	173,059

Research and development expenses	23,310	458	23,768
Selling, general and administrative expenses	54,017	1,624	55,641
Depreciation and amortization	25,876	860	26,736
(Earnings) loss in joint venture	(621)	(28)	(649)
Interest expense	57,543	556	58,099

Income before income taxes	12,870	(3,406)	9,464
Income tax (provision) benefit	(3,007)	1,347	(1,660)

Net income (loss)	$9,863	$(2,059)	$7,804

     The following table summarizes certain information relating to our operating results that has been derived from our financial statements.

	Combined(1)	Successor	Successor
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005
	(In thousands)	(In thousands)	(In thousands)
Revenues
Sales	$689,795	$791,226	$952,921
Other	12,803	16,160	22,670

Total revenues	702,598	807,386	975,591
Costs and expenses
Cost of goods sold	529,539	692,968	766,012

Gross profit	173,059	114,418	209,579
Research and development expenses	23,768	23,178	26,152
Selling, general and administrative expenses	55,641	64,903	72,731
Depreciation and amortization	26,736	42,630	44,090
Earnings in joint venture	(649)	(462)	(1,516)
Interest expense	58,099	38,963	33,943

Income (loss) before income taxes	9,464	(54,794)	34,179
Income tax (provision) benefit	(1,660)	18,973	(11,519)

Net income (loss)	$7,804	$(35,821)	$22,660

(1)	As illustrated in the prior table, the results for the combined year ended December 31, 2003, are based on the simple arithmetic addition of the historical results from the Predecessor period January 1 through December 22, 2003 and the Successor period December 23 through December 31, 2003.

(2)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax benefit (provision) and income (loss) were $40.7 million, $19.6 million and $(36.9) million, respectively, for the year ended December 31, 2004 and $45.7 million, $(8.0) million and $14.4 million, respectively, for the year ended December 31, 2005.
     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Combined	Successor	Successor
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005
Revenues
Sales	98.2%	98.0%	97.7%
Other	1.8	2.0	2.3

Total revenues	100.0	100.0	100.0

Costs and expenses
Cost of goods sold	75.4	85.8	78.5

Gross profit	24.6	14.2	21.5

Research and development expenses	3.4	2.9	2.7
Selling, general and administrative expenses	7.9	8.0	7.5
Depreciation and amortization	3.8	5.3	4.5
Earnings in joint venture	(0.1)	—	(0.2)
Interest expense	8.2	4.8	3.5

Income (loss) before income taxes	1.4	(6.8)	3.5
Income tax (provision) benefit	(0.3)	2.4	(1.2)

Net income (loss)	1.1%	(4.4)%	2.3%

(1)	The financial information for Polymer Holdings is identical to that set forth in the table, except that Polymer Holdings’ interest expense, tax benefit (expense) and net income (loss) were 5.0%, 2.4% and (4.6)%, respectively, for the year ended December 31, 2004 and 4.7%, (0.8)% and 1.5%, respectively, for the year ended December 31, 2005.
Year Ended December 31, 2005, Compared to Year Ended December 31, 2004
Total Revenues
     Total revenues increased by 20.8% to $975.6 million for the year ended December 31, 2005, as compared to $807.4 million for the year ended December 31, 2004. This change was due to increased prices for our products, increased volumes and strengthening foreign currency exchange rates against the U.S. dollar as further described below. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Sales volume increased approximately 6.9kT, or 2.0%, during the same period due to increased sales volumes of KRATON D in the Paving and Roofing end-use market and partially offset by decreased sales volumes of KRATON G in the Personal Care end-use market, in each case as described below. The Brazilian Real appreciated approximately 16.8%, the Euro remained fairly constant and the Japanese Yen depreciated approximately 1.8% during the year ended December 31, 2005, as compared to the year ended December 31, 2004.
     Sales increased by 20.4% to $952.9 million for the year ended December 31, 2005, as compared to $791.2 million for the year ended December 31, 2004. The increase in sales was the result of an estimated $145.8 million due to increased prices for our products, an estimated $9.6 million due to increased volumes and an estimated $6.3 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar. Sales of KRATON D increased approximately $159.2 million, or 31.7%, and sales of KRATON G increased approximately $2.5 million, or 0.8%, during the year ended December 31, 2005 as compared to the year ended December 31, 2004.
     For the year ended December 31, 2005, KRATON D sales increased by 31.7% to $660.9 million from $501.7 million for the year ended December 31, 2004. The increase in sales was the result of an estimated $136.9 million due to increased prices for our products, an estimated $15.5 million due to increased volumes and an estimated $6.8 million due to the net appreciation of the functional currencies of our foreign operations against the U.S. dollar. KRATON D sales volume increased by 3.1% as compared to the prior period. The increase in sales volume was primarily in the Paving and Roofing end-use market, which was driven by the increased road construction and repair activity in Europe, along with increased market share due to a competitor exiting the North American market.
     For the year ended December 31, 2005, KRATON G sales increased by 0.8% to $292.0 million from $289.5 million for the year ended December 31, 2004. The increase in sales was the result of an estimated $8.9 million due to increased prices for our products, offset by an estimated $5.9 million decrease due to reduced volumes and an estimated $0.5 million due to the net depreciation of the functional currencies of our foreign operations against the U.S. dollar. KRATON G sales volume decreased by 2.0% as compared to the prior period. The decrease in sales volumes was primarily driven by increased competition, product substitution and increased prices of our product as we focused on efforts to improve margins.
     Other revenue. Other revenues increased by 40.1% to $22.7 million for the year ended December 31, 2005, as compared to $16.2 million for the year ended December 31, 2004. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of KRATON IR, an isoprene rubber product we report as part of our KRATON D sales at our Pernis, The Netherlands facility. The increase in revenues is primarily due to increased volumes and because there was no production at our Pernis, The Netherlands facility during four months in the 2004 period, as a result of a June 6, 2004, fire and subsequent shut down of the facility until October 1, 2004.
Cost of Goods Sold
     Cost of goods sold increased by 10.5% to $766.0 million for the year ended December 31, 2005, as compared to $693.0 million for the year ended December 31, 2004. As a percentage of total revenues, cost of goods sold decreased to 78.5% from 85.8%. The $73.0 million increase was partially due to: (1) $82.9 million of increased monomer and other variable costs; (2) an estimated increase of $9.1 million related to volumes; (3) an estimated $6.9 million increase in cost of goods sold associated with the increased by-product sales; (4) an estimated $4.0 million of increased other manufacturing fixed costs relating to the increased incentive compensation related to improved financial performance; (5) an estimated $3.6 million increase related to foreign currency and offset by (6) the sale of inventory previously stepped up of $33.5 million in connection with the Acquisition to reflect the amount of manufacturing profit in inventory. Average acquisition costs, per metric ton, for our key raw materials increased between 0% and 30% in the comparable periods, due to the continued rising crude oil prices and tight supply and demand conditions in the marketplace.
Gross Profit
     Gross profit increased by 83.2% to $209.6 million for the year ended December 31, 2005, as compared to $114.4 million for the year ended December 31, 2004. Gross profit as a percentage of total revenues increased from 14.2% in the year ended December 31, 2004, to 21.5% in the year ended December 31, 2005, due to the factors noted above. During the year ended December 31, 2005 and the year ended December 31, 2004, we recorded as a component of cost of goods sold of $1.7 million and $35.2 million, respectively; as a result of the subsequent sale of inventory that was written up to fair value. Excluding the $1.7 million and the $35.2 million components included in cost of goods sold relating to the subsequent sale of inventory that was written up to fair value, gross profit for the year ended December 31, 2005, would have been $211.3 million, or 21.7% of total revenue, and for the year ended December 31, 2004, would have been $149.6 million, or 15.3% of total revenue.
Operating Expenses
     Research and development expenses. Research and development expenses increased by 12.9% to $26.2 million for the year ended December 31, 2005, as compared to $23.2 million for the year ended December 31, 2004. As a percentage of total revenues, research and development expenses decreased to 2.7% from 2.9%. Research and development expenses increased primarily as result of increased incentive compensation related to improved financial performance.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 12.0% to $72.7 million for the year ended December 31, 2005, as compared to $64.9 million for the year ended December 31, 2004. Selling, general and administrative expenses increased primarily due to: (1) increased incentive compensation related to improved financial performance and (2) one-time costs associated with the filing of the registration statements as required by the registration rights agreements governing the 8.125% Notes and 12% Discount Notes. As a percentage of total revenues, selling, general and administrative expenses decreased to 7.5% from 8.0%.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 3.5% to $44.1 million for the year ended December 31, 2005, as compared to $42.6 million for the year ended December 31, 2004. This increase was primarily due to assets that were under construction during 2004 that were completed and placed in service.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name KRATON JSR Elastomers K.K. Earnings in the joint venture were $1.5 million for the year ended December 31, 2005, as compared to $0.5 million for the year ended December 31, 2004. This increase in earnings was primarily due to increased sales prices, partially offset by decreased sales volumes. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense — Polymer Holdings. Polymer Holdings’ interest expense increased 12.3% to $45.7 million for the year ended December 31, 2005, as compared to $40.7 million for the year ended December 31, 2004. This increase was primarily due to: (1) $9.9 million increase related to the accretion of the principal amount of the 12% Discount Notes, which were issued at a discount, which was only partially offset by; (2) $3.2 million of expenses related to the write-off of deferred financing costs related to the $76.2 million prepayment of the term loan portion of the senior secured credit facility during the 2004 period; and (3) $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period. During the year ended December 31, 2005 and December 31, 2004, the average debt balances outstanding were $563.6 million and $555.3 million, respectively. The effective interest rates on debt during the same periods were 7.9% and 6.5%, respectively; reflecting the combined effect of higher variable interest rates and prepayments of lower rate debt in 2005.
     Interest expense — KRATON. KRATON’s interest expense decreased 13.1% to $33.9 million for the year ended December 31, 2005, as compared to $39.0 million for the year ended December 31, 2004. This decrease was primarily due to: (1) $3.2 million of expense related to the write-off of deferred financing costs related to the $76.2 million prepayment of the term loan portion of the senior secured credit facility during the 2004 period; (2) $1.7 million of expense relating to the change in fair value of the interest rate swaps in the 2004 period; and (3) decreased interest expense on lower outstanding amounts of debt despite higher rates in 2005. During the year ended December 31, 2005 and December 31, 2004, the average debt balances outstanding were $464.2 million and $540.9 million, respectively. The effective interest rates on debt during the same periods were 7.1% and 6.3%, respectively.
Income Tax (Provision) Benefit
     Income tax (provision) benefit — Polymer Holdings. Polymer Holdings’ income tax expense was $8.0 million for the year ended December 31, 2005, as compared to tax benefit of $19.6 million for the year ended December 31, 2004. For the year ended December 31, 2004, our operations generated a loss before income taxes due to the aforementioned reduced gross profit and increased depreciation and amortization expense. In the combined year ended December 31, 2003, the U.S. operations did not provide for income taxes for the period prior to the Acquisition as they were limited liability companies that were flow-through entities for U.S. federal tax purposes, and the members were responsible for tax liabilities resulting from those operations.
     Income tax (provision) benefit — KRATON. KRATON’s income tax expense was $11.5 million for the year ended December 31, 2005, as compared to tax benefit of $19.0 million for the year ended December 31, 2004. For the year ended December 31, 2004, our operations generated a loss before income taxes due to the aforementioned reduced gross profit and increased depreciation and amortization expense. In the combined year ended December 31, 2003, the U.S. operations did not provide for income taxes on our statement of operations for the period prior to the Acquisition as they were limited liability companies that were flow-through entities for U.S. federal tax purposes, and the members were responsible for tax liabilities resulting from those operations.
Net Income (Loss)
     Net Income (Loss) — Polymer Holdings. Polymer Holdings’ net income was $14.4 million for the year ended December 31, 2005, as compared to $36.9 million of net loss for the year ended December 31, 2004, for the reasons discussed above.
     Net Income (Loss) — KRATON. KRATON’s net income was $22.7 million for the year ended December 31, 2005, as compared to $35.8 million of net loss for the year ended December 31, 2004, for the reasons discussed above.
Year Ended December 31, 2004, Compared to Combined Year Ended December 31, 2003
Total Revenues
     Total revenues increased by 14.9% to $807.4 million for the year ended December 31, 2004, as compared to $702.6 million for the combined year ended December 31, 2003. This change was due to increased volumes and strengthening foreign currency exchange rates against the U.S. dollar as further described below. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Sales volume increased approximately 21.8kT, or 6.7%, during the same period due to increased sales volumes of KRATON D in the Paving and Roofing and Adhesives, Sealants and Coatings end-use markets and increased sales volumes of KRATON G in the Compounding Channels and Personal Care end-use market, in each case as described below. The Euro appreciated approximately 9.1%, the Japanese Yen appreciated approximately 6.7% and the Brazilian Real appreciated approximately 6.1% during the year ended December 31, 2004, as compared to the combined year ended December 31, 2003.
     Sales increased by 14.7% to $791.2 million for the year ended December 31, 2004, as compared to $689.8 million for the combined year ended December 31, 2003. The increase in sales was the result of an estimated $46.2 million due to increased volumes, an estimated $35.4 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar, an estimated $12.8 million due to increased sales of our higher margin products and an estimated $7.0 million due to increased prices for our products. Sales of KRATON D increased $54.6 million, or 12.1%, and sales of KRATON G increased $46.8 million, or 19.3%, during the year ended December 31, 2004, as compared to the combined year ended December 31, 2003.
     For the year ended December 31, 2004, KRATON D sales increased by 12.1% to $501.7 million from $447.1 million for the combined year ended December 31, 2003. The increase in sales was the result of an estimated $25.9 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar, an estimated $18.2 million due to increased volumes, an estimated $10.4 million due to increased prices for our products and an estimated $0.1 million due to increased sales of our higher margin products. KRATON D sales volume increased by 4.1% as compared to the prior period. The increase in sales volume was primarily in the Paving and Roofing and Adhesives, Sealants and Coatings end-uses, which was driven by the continuing economic recovery, increased road construction and repair activity, along with increased housing construction and sales of consumer products.
     For the year ended December 31, 2004, KRATON G sales increased by 19.3% to $289.5 million from $242.7 million for the combined year ended December 31, 2003. The increase in sales was the result of an estimated $42.8 million due to increased volumes and an estimated $9.5 million due to the appreciation of the functional currencies of our foreign operations against the U.S. dollar, partially offset by an estimated $4.7 million due to lower prices for our products and an estimated $0.8 million decrease due to lower sales of our higher margin products. KRATON G sales volume increased by 17.6% as compared to the prior period. The increase in sales volumes was primarily in the Compounding Channels and Personal Care end-uses, which was driven by new applications as well as strong growth in sales to compounders supplying consumer goods.
     Other revenue. Other revenues increased by 26.6% to $16.2 million for the year ended December 31, 2004, as compared to $12.8 million for the combined year ended December 31, 2003. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of KRATON IR, an isoprene rubber product we report as part of KRATON D sales at our Pernis, The Netherlands facility. The increase in revenues is primarily due to favorable foreign currency variance and a favorable price variance.
Cost of Goods Sold
     Cost of goods sold increased by 30.9% to $693.0 million for the year ended December 31, 2004, as compared to $529.5 million for the combined year ended December 31, 2003. As a percentage of total revenues, cost of goods sold increased to 85.8% from 75.4%. The $163.5 million increase was partially due to a $33.7 million increase in cost of goods sold in the year ended December 31, 2004, as a result of the subsequent sale of inventory that was written up to fair value. On December 23, 2003, in connection with the Acquisition, we wrote-up inventory by $38.4 million to reflect the amount of manufacturing profit in inventory. In addition, the increase in cost of goods sold was due to: (1) $56.8 million of increased monomer and other variable costs, (2) an estimated $27.3 million increase related to foreign currency, (3) an estimated increase of $26.0 million related to volumes, (4) $5.9 million of increased maintenance and overhead burden, (5) $3.8 million related to the write down of specifically identified inventory items to net realizable value, (6) $3.3 million related to costs incurred for plant turnaround expenses and costs associated with the fire in Pernis, The Netherlands facility; and (7) $6.7 million of increased other manufacturing fixed costs. Average acquisition costs, per metric ton, for our key raw materials increased between 30% and 70%, in the comparable periods, due to the continued rising crude oil prices and tight supply and demand conditions in the marketplace.
Gross Profit
     Gross profit decreased by 33.9% to $114.4 million for the year ended December 31, 2004, as compared to $173.1 million for the combined year ended December 31, 2003. Gross profit as a percentage of total revenues decreased from 24.6% in the combined year ended December 31, 2003, to 14.2% in the year ended December 31, 2004, due to the factors noted above. During the year ended December 31, 2004 and the combined year ended December 31, 2003, we recorded as a component of cost of goods sold $35.2 million and $1.5 million, respectively, as a result of the subsequent sale of inventory that was written up to fair value. Excluding the $35.2 million and the $1.5 million, respectively, components included in cost of goods sold relating to the subsequent sale of inventory that was written up to fair value, gross profit for the year ended December 31, 2004, would have been $149.6 million, or 18.5% of total revenue and for the combined year ended December 31, 2003, would have been $174.6 million, or 24.9% of total revenue.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 2.5% to $23.2 million for the year ended December 31, 2004, as compared to $23.8 million for the combined year ended December 31, 2003. As a percentage of total revenues, research and development expenses decreased to 2.9% from 3.4%. The U.S. dollar equivalent amount of Euro-denominated expenses increased due to the affect of the appreciation of the Euro, which was offset by lower administration expenses.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 16.7% to $64.9 million for the year ended December 31, 2004, as compared to $55.6 million for the combined year ended December 31, 2003. Selling, general and administrative expenses increased due to one-time costs associated with certain cost reduction initiatives and the increase in the U.S. dollar equivalent of Euro-denominated expenses as a result of the appreciation of the Euro against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses increased to 8.0% from 7.9% due to the increase in expenses in the 2004 period, mostly offset by the increase in total revenues in the 2004 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense increased by 59.6% to $42.6 million for the year ended December 31, 2004, as compared to $26.7 million for the combined year ended December 31, 2003. This increase was primarily due to the increased depreciation and amortization expense in the amount of $17.8 million in the year ended December 31, 2004, as a result of the increase in the fair value of property, plant and equipment and identifiable intangible assets due to the application of purchase accounting related to the Acquisition.

     Earnings in joint venture. Our Kashima site is operated by a joint venture with JSR Corporation under the name KRATON JSR Elastomers K.K. or KJE. Earnings in KJE were $0.5 million for the year ended December 31, 2004, as compared to $0.6 million for the combined year ended December 31, 2003. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense — Polymer Holdings. Polymer Holdings’ interest expense decreased 29.9% to $40.7 million for the year ended December 31, 2004, as compared to $58.1 million for the combined year ended December 31, 2003. This decrease was primarily due to increased interest expenses in the combined year ended December 31, 2003, as a result of: (1) $10.2 million of expense related to the write-off of deferred financing costs related to the senior subordinated notes and the term loans outstanding prior to the Acquisition; (2) $9.1 million prepayment penalty associated with the senior subordinated notes outstanding prior to the Acquisition; and (3) $7.5 million related to the remaining accretion of the value of warrants of Ripplewood Chemical issued with the senior subordinated notes outstanding prior to the Acquisition. These decreases were partially offset by: (1) $2.9 million of expense related to the write-off of deferred financing costs related to the $76.2 million prepayment of the term loan portion of the senior secured credit facility; and (2) higher interest expense for the year ended December 31, 2004, as result of higher outstanding amounts of debt at lower rates associated with the Acquisition. During the year ended December 31, 2004 and December 31, 2003, the average debt balances outstanding were $555.3 million and $353.0 million, respectively. The effective interest rates on debt during the same periods were 6.5% and 8.2%, respectively.
     Interest expense — KRATON. KRATON’s interest expense decreased 32.9% to $39.0 million for the year ended December 31, 2004, as compared to $58.1 million for the combined year ended December 31, 2003. This decrease was primarily due to increased interest expenses in the combined year ended December 31, 2003, as a result of: (1) $10.2 million of expense related to the write-off of deferred financing costs related to the senior subordinated notes and the term loans outstanding prior to the Acquisition; (2) $9.1 million prepayment penalty associated with the senior subordinated notes outstanding prior to the Acquisition; and (3) $7.5 million related to the remaining accretion of the value of warrants of Ripplewood Chemical issued with the senior subordinated notes outstanding prior to the Acquisition. These decreases were partially offset by: (1) $2.9 million of expense related to the write-off of deferred financing costs related to the $76.2 million prepayment of the term loan portion of the senior secured credit facility; and (2) higher interest expense for the year ended December 31, 2004, as result of higher outstanding amounts of debt at lower rates associated with the Acquisition. During the year ended December 31, 2004 and December 31, 2003, the average debt balances outstanding were $540.9 million and $353.0 million, respectively. The effective interest rates on debt during the same periods were 6.3% and 8.2%, respectively.
Income Tax (Provision) Benefit
     Income tax (provision) benefit — Polymer Holdings. Polymer Holdings’ tax benefit was $19.6 million for the year ended December 31, 2004, as compared to income tax expense of $1.7 million for the combined year ended December 31, 2003. For the year ended December 31, 2004, our operations generated a loss before income taxes due to the aforementioned reduced gross profit and increased depreciation and amortization expense. In the combined year ended December 31, 2003, the U.S. operations did not provide for income taxes for the period prior to the Acquisition as they were limited liability companies that were flow-through entities for U.S. federal tax purposes, and the members were responsible for tax liabilities resulting from those operations. In the 2003 period, the non-U.S. operations generated losses, and the appropriate income tax benefit was recorded. Since the Acquisition, we have provided income taxes for the U.S. operations.
     Income tax (provision) benefit — KRATON. KRATON’s tax benefit was $19.0 million for the year ended December 31, 2004, as compared to income tax expense of $1.7 million for the combined year ended December 31, 2003. For the year ended December 31, 2004, our operations generated a loss before income taxes due to the aforementioned reduced gross profit and increased depreciation and amortization expense. In the combined year ended December 31, 2003, the U.S. operations did not provide for income taxes on our statement of operations for the period prior to the Acquisition as they were limited liability companies that were flow-through entities for U.S. federal tax purposes, and the members were responsible for tax liabilities resulting from those operations. In the 2003 period, the non-U.S. operations generated losses, and the appropriate income tax benefit was recorded. Since the Acquisition, we have provided income taxes for the U.S. operations.
Net Income (Loss)
     Net Income (Loss) — Polymer Holdings. Polymer Holdings’ net loss was $36.9 million for the year ended

December 31, 2004, as compared to $7.8 million of net income for the combined year ended December 31, 2003, for the reasons discussed above. In particular, the impact of the subsequent sale of inventory that had been written up to fair value, higher monomer prices and increased depreciation and amortization expense more than offset increased sales volumes.
     Net Income (Loss) — KRATON. KRATON’s net loss was $35.8 million for the year ended December 31, 2004, as compared to $7.8 million of net income for the combined year ended December 31, 2003, for the reasons discussed above. In particular, the impact of the subsequent sale of inventory that had been written up to fair value, higher monomer prices and increased depreciation and amortization expense more than offset increased sales volumes.
Liquidity and Capital Resources
     Because each of Polymer Holdings and KRATON is a holding company with operations conducted by their subsidiaries, cash flow and the ability to service indebtedness, including Polymer Holdings’ ability to pay the principal of and interest on its 12% Discount Notes and KRATON’s ability to pay the principal of and any interest on its 8.125% Notes and its senior secured facility when due are dependent on cash dividends and distributions and other transfers of cash from their subsidiaries. KRATON has available to it, upon compliance with customary conditions, the revolving portion of the senior secured credit facility in the amount of $60 million, which was fully available at December 31, 2005. However, these subsidiaries are not obligated to make funds available to Polymer Holdings and KRATON for payment of obligations. We believe that based on current and anticipated levels of operations and conditions in our industry and markets, cash flow from operations of subsidiaries and borrowings available to KRATON will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal of and interest on KRATON’s 8.125% Notes and senior secured credit facility and for KRATON to make distributions to Polymer Holdings to service its indebtedness when due, including the 12% Discount Notes. However, the terms of the senior secured credit facility, the indenture governing KRATON’s 8.125% Notes and the other agreements governing indebtedness of Polymer Holdings subsidiaries significantly restrict its subsidiaries from paying dividends and otherwise transferring assets to Polymer Holdings. In particular, the senior secured credit facility does not permit (and the indenture governing KRATON’s 8.125% Notes may not permit) the payment of dividends or other distributions to Polymer Holdings necessary to make payments of interest and principal on the 12% Discount Notes. In addition, the terms of KRATON’s senior secured credit facility and the indenture governing KRATON’s 8.125% Notes in effect restrict Polymer Holdings ability to repurchase 12% Discount Notes tendered by holders upon a change of control by restricting its subsidiaries from paying dividends and otherwise transferring assets to Polymer Holdings. Polymer Holdings failure to purchase the 12% Discount Notes would also be a default under the indenture, which would also give rise to a default under the senior secured credit facility and a default under the indenture governing KRATON’s 8.125% Notes.
     Operating Activities. Net cash provided by operating activities decreased to $69.3 million for the year ended December 31, 2005, as compared to net cash provided by operating activities of $73.2 million for the year ended December 31, 2004. The decrease in cash provided by operating activities in the year ended December 31, 2005, was primarily due to the larger decrease in inventories during the 2004 period and partially offset by increased earnings in the 2005 period and the timing of accounts receivable collections and accounts payable payments.
     Net cash used in operating activities for period from December 23 through December 31, 2003, was $6.3 million primarily as a result of the timing of accounts payables payments and accounts receivables collections.
     Net cash provided by operating activities was $93.5 million for the period from January 1 through December 22, 2003, as a result of lower investment in inventories, combined with the favorable impact of accounts payables payments and accounts receivables collections.
     Investing Activities. Net cash used for investing activities was $18.7 million for the year ended December 31, 2005, as compared to $34.6 million for the year ended December 31, 2004. This decrease was primarily driven by the decrease in capital expenditures during the 2005 period. During the 2004 period the capital expenditures related to the completion of the 13 kT KRATON G expansion at our Belpre, Ohio facility and the 15 kT KRATON D plant expansion at our Berre, France facility were completed prior to 2005.
     Net cash used for investing activities was $481.7 million for period from December 23 through December 31, 2003, primarily due to the $479.2 million of consideration paid in connection with the Acquisition.
     Net cash used for investing activities was $13.5 million for the period from January 1 through December 22, 2003, related to the planned KRATON D expansion project at the Berre, France facility.

     Financing Activities. Net cash used in financing activities was $2.7 million for the year ended December 31, 2005, as compared to net cash used in financing activities of $5.1 million for the year ended December 31, 2004. The decrease in cash used in financing activities was primarily related to $2.4 million of deferred financing costs incurred in connection with the issuance of the 12% discount notes and the amendment of the senior secured credit facility during the 2004 period.
     Net cash provided by financing activities was $435.1 million for period from December 23, 2003 through December 31, 2003, primarily related to the $560.0 million of proceeds for the incurrence of indebtedness and the $239.5 million in net proceeds from the issuance of common equity, partially offset by the repayment of all of the then outstanding term loans and then outstanding senior subordinated notes of $344.4 million.
     Net cash used in financing activities was $20.7 million for the period from January 1 through December 22, 2003, primarily related to debt payments of $16.9 million distributions to parent company of $3.8 million.
     Sources of Liquidity. We have historically funded our liquidity needs with cash from the operations of our subsidiaries. Net cash provided by operations was $69.3 million for the year ended December 31, 2005. We believe that during 2006 we will generate sufficient cash flows from operations to fund our liquidity needs. KRATON has available to it, upon compliance with customary conditions, a senior secured revolving credit facility in the amount of $60 million, which was fully available at December 31, 2005. The Acquisition significantly increased our level of indebtedness. The ability of KRATON to pay principal and interest on its indebtedness, fund working capital, make anticipated capital expenditures and to make funds available to Polymer Holdings for payment on its 12% Discount Notes when due depends on the future performance of KRATON, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under KRATON’s senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable KRATON and Polymer Holdings to service their indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of KRATON’s senior secured credit facility, KRATON is subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio and are subject to limits on our consolidated capital expenditures. Currently, KRATON is required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006 and an interest coverage ratio of 2.25:1.00 through the fourth fiscal quarter of 2007. Currently, KRATON is required to maintain a maximum leverage ratio of 6.45:1.00 and for the first two quarters of 2006. Beginning in the third fiscal quarter of 2006 and the first two fiscal quarters of 2007, KRATON is required to maintain a maximum leverage ratio of 5.95:1.00 and it becomes progressively more restrictive. In addition, KRATON’s consolidated capital expenditures are capped at $56 million for 2006, $37 million for 2007 and $32 million for 2008 and thereafter with certain unused amounts carried forward. KRATON’s failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of December 31, 2005, Polymer Holdings and KRATON were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     In October 2004, KRATON obtained an amendment to the senior secured credit facility because of the potential impact of a variety of factors, principally increased monomer costs, on KRATON’s ability to comply with the financial covenants contained in the senior secured credit facility in future periods. In particular, the senior secured credit facility requires KRATON to comply with specified financial ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. As a result of the amendment, the issuance of the 12% Discount Notes by Polymer Holdings and the subsequent prepayment of $76.2 million of the term loan portion of the senior secured credit facility, KRATON has significantly improved its ability to comply with these covenants in the future. Polymer Holdings owns 100% of KRATON’s equity interests, and neither its, nor any of its subsidiaries, guarantees the 12% Discount Notes and; therefore, the 12% Discount Notes are not included in KRATON’s consolidated total debt. Furthermore, by using $76.2 million of the proceeds to prepay part of the term loan portion of the senior secured credit facility, KRATON significantly reduced its consolidated total debt. According to the amendment to the senior secured credit facility the maximum leverage ratio must not exceed 6.95 to 1.00 in the first three quarters of 2005 and 6.45 to 1.00 in the fourth quarter of 2005 and the first half of 2006. The leverage ratio becomes more restrictive during the remaining term. These levels are less restrictive than those in effect prior to the amendment to the senior secured credit facility.

     Capital Expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the year ended December 31, 2005, $18.8 million was spent on the purchase of property, plant and equipment as compared to $34.7 million for the combined year ended December 31, 2004. The decreased spending in the 2005 period was primarily driven by the completion of the 13 kT KRATON G expansion at our Belpre, Ohio facility and the 15 kT KRATON D plant expansion at our Berre, France facility during the year ended December 31, 2004.
     Capital expenditures are expected to be between $40 and $50 million in 2006. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2006 expansionary capital expenditures are centered on growth areas including KRATON IR, KRATON D and KRATON G projects. In the past, our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities have been approximately $8 million to $11 million per year. However, in each of the next three to five years, we expect that minimum level to be exceeded by approximately $5 million as a result of certain regulatory, environmental and other maintenance projects. We believe that we will be able to finance such capital investments from cash generated from operations and do not anticipate utilizing the revolving portion of KRATON’s senior secured credit facility, or other financing activities, to finance such investments.
Contractual Commitments
     Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility and the notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated (in millions).
Payments Due by Period

	Total	2006	2007	2008	2009	2010	2011 and after
Long-term debt(1)	$612.8	$30.6	$2.7	$2.7	$2.7	$224.0	$350.1
Estimated interest payments on debt(1)	303.7	32.1	30.5	30.3	39.1	42.9	128.8
Operating leases	38.3	7.0	6.3	6.0	5.8	5.7	7.5
Purchase obligations(2)(3)	213.6	12.4	12.4	12.4	12.4	8.2	155.8

Total contractual cash obligations	$1,168.4	$82.1	$51.9	$51.4	$60.0	$280.8	$642.2

(1)	KRATON’s contractual obligations exclude $150.1 million related to Polymer Holdings’ 12% Discount Notes. KRATON’s total long-term debt, estimated interest payments and cash obligations subsequent to 2010 are $200.0 million, $56.9 million and $235.2 million, respectively.

(2)	Pursuant to the feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. We have two isoprene supply contracts, which require us to purchase minimum quantities. If we do not meet these minimums, we would be obligated to pay a penalty of approximately U.S. $300 per ton up to a maximum aggregate penalty of approximately $4.2 million.

(3)	Pursuant to a production agreement with Basell Polyfine GMBH, we are obligated to pay a minimum indirect service fee each year of approximately $8.2 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. For a description of these agreements, see “Business—Shell Chemicals Operating Agreements.” The initial terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2005, 2004 and 2003, we incurred costs aggregating $56.8 million, $66.5 million and $55.9 million, respectively, under these agreements.
     Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals, and its affiliates for our European operations, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
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
     The senior secured credit facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the senior secured credit facility); and (5) 50% of our excess cash flow (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.
     Interest and Fees. The term loans under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or, at our option, the base rate plus 1.50% per annum, in each case declining by 0.25% if certain ratings are obtained. The loans under the Revolving Facility initially bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.
     Guarantees. All of KRATON’s obligations under the senior secured credit facility are guaranteed by Polymer Holdings and existing and subsequently acquired or organized domestic subsidiaries and by us.
     Security. The senior secured credit facility is secured by first priority security interests in substantially all of our assets and the assets of the guarantors. In addition, the senior facilities are secured by a first priority security interest in 100% of our capital stock and each of our domestic subsidiaries, 65% of the capital stock of each of our foreign subsidiaries, to the extent owned by us or a guarantor and all intercompany indebtedness owed to us or any guarantor.
     Covenants. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to: (1) dispose of assets; (2) incur additional indebtedness; (3) incur guarantee obligations; (4) repay other indebtedness; (5) make certain restricted payments and pay dividends; (6) create liens on assets or prohibit liens securing the new senior secured credit facility; (7) make investments, loans or advances; (8) make distributions to Polymer Holdings; (9) make certain acquisitions; (10) engage in mergers or consolidations; (11) enter into sale and leaseback transactions; (12) engage in certain transactions with subsidiaries and affiliates; or (13) amend the terms of these notes and otherwise restrict corporate activities. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum capital expenditures.
     We are required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the fourth fiscal quarter of 2007. We are required to maintain a maximum leverage ratio of 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007 and it becomes progressively more restrictive. In addition, our consolidated capital expenditures for 2006, are capped at $39 million plus $17 million permitted carryovers, for 2007 are capped at $37 million plus the permitted carryover, and for 2008 and thereafter are capped at $32 million plus the permitted carryover. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     Events of Default. The senior secured credit facility contains customary events of default, including: (1) nonpayment of principal or interest; (2) defaults under certain other agreements or instruments of indebtedness; (3) noncompliance with covenants; (4) breaches of representations and warranties; (5) bankruptcy-related events or dissolution; (6) judgments in excess of specified amounts; (7) certain ERISA matters; (8) invalidity of guarantees of the senior secured credit facility or impairment of security interests in collateral; and (9) certain change of control events.
     Amendment and Waiver under Senior Secured Credit Facility. In October 2004, as part of a refinancing of indebtedness, we amended our senior secured credit facility in order: (1) to permit the issuance by Polymer Holdings of the 12% Discount Notes, (2) to provide for more flexibility in the minimum required interest coverage ratio covenant and the maximum permitted leverage covenant, (3) to change the maximum permitted capital expenditures covenant, and (4) to increase the interest rate on the loans until, after June 30, 2005, a specified senior leverage ratio is met or until certain ratings are obtained.
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
     The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations.
     As of December 31, 2005, KRATON was in compliance with all covenants under the 8.125% Notes.

     Exchange Offer. On October 24, 2005, KRATON completed an offer to exchange all of its outstanding 8.125% Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     The registration rights agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or KRATON would be in registration default. The SEC did not declare the registration statement to be effective on or before July 1, 2005 and accordingly, KRATON accrued the special interest subsequent to July 1, 2005, through October 24, 2005, the date KRATON completed the offer to exchange.
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
     Maturity Date. The 12% Discount Notes mature on July 15, 2014.
     Accretion. The 12% Discount Notes were issued at a substantial discount to their principal amount at maturity and generated gross proceeds of approximately $91.9 million. The accreted value of each 12% Discount Note will continue to increase on a daily basis from the date of issuance until January 15, 2009, at a rate of 12% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009, will equal the principal amount at maturity.
     Cash Interest Payment Dates. Cash interest will accrue and be payable on the 12% Discount Notes at a rate of 12% per annum from January 15, 2009, or from the most recent date to which interest has been paid and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2009, to the holders of record on the immediately preceding January 1 and July 1.
     Guarantees. None of Polymer Holdings’ subsidiaries guarantee the 12% Discount Notes.
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
     The 12% Discount Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations.

     As of December 31, 2005, Polymer Holdings was in compliance with all covenants under the 12% Discount Notes.
     Exchange Offer. On October 20, 2005, Polymer Holdings completed an offer to exchange all of its outstanding 12% Discount Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     The registration rights agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or Polymer Holdings would be in registration default. The SEC did not declare the registration statement to be effective on or before July 1, 2005 and accordingly, Polymer Holdings accrued the special interest subsequent to July 1, 2005, through October 20, 2005, the date Polymer Holdings completed the offer to exchange.
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
     Management believes that we are in material compliance with all current environmental laws and regulations. We estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
     In the context of the Separation in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the Separation. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
     In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001, which would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable with respect for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2003, 2004 and 2005.
     On December 16, 2003, Shell Chemicals, the operator of our Pernis facility in The Netherlands, delivered a preliminary study reviewing the facility’s operations and physical plant. Based on a study consisting of interviews of plant personnel, a review of plant documentation, and limited fieldwork relating to selected areas of the manufacturing complex that includes both our manufacturing assets and those of Shell Chemicals, the study preliminarily estimates that significant expenditures may be required by us over an indeterminate period. The study identifies both required maintenance and suggested near-term and long-term improvements to the facility and physical plant. On March 8, 2004, Shell Chemicals presented an update of this study, which had been reviewed by the plant manager for the facility, and provided some analysis of the preliminary study. This study, along with the previously mentioned potential of Shell Chemicals to not renew the isoprene supply agreement to our Pernis, The Netherlands facility, has caused KRATON to review the long-term strategic and economic options for our Pernis assets.
Off-Balance Sheet Transactions
     We are not presently involved in any material off-balance sheet transactions.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements discussed below.
     Interest rate risk. We have $262.7 million of variable rate debt outstanding under our senior secured credit facility as of December 31, 2005. The debt bears interest at the adjusted Eurodollar plus 2.50% per annum or, at our option, the base rate plus 1.50% per annum, in each case declining by 0.25% if certain ratings are obtained. Under our senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004 and $80.0 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004 and end on the termination date. The agreements have an average fixed rate of 3.524%. As of December 31, 2005, the fair market value of the agreements in effect was an asset of $2.9 million.
     Foreign currency risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in the historical combined financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately half of revenue and costs are denominated in U.S. dollars; Euro-related currencies are also significant. The net appreciation of the Euro against the U.S. dollar and other world currencies, since 2001, has had a positive impact on sales, as reported in U.S. dollars, in the historical combined financial statements. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations. We do not currently intend to hedge our foreign currency exposure.
     Commodity price risk. We are subject to commodity price risk under agreements for the supply of raw materials and energy. Historically, we have not hedged our commodity price exposure. We do not currently intend to hedge our commodity price exposure.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 151, or SFAS 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. In April 2005, the SEC adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense for the unvested portion of awards that were outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period based on the fair value at date of grant as calculated under the Black-Scholes option pricing model.
     We estimate that the effect on net income in the periods following adoption of SFAS No. 123R will be a reduction of approximately $300,000 to $400,000 in net income per quarter. This effect is consistent with our pro forma disclosure under SFAS No. 123 except that estimated forfeitures will be considered in the calculation of compensation expense under SFAS No. 123R. Additionally, the actual effect on net income will vary depending upon the number of options granted in subsequent periods compared to prior years.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29”, or SFAS 153. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We are evaluating SFAS No. 153 and do not believe it will have a material impact on our consolidated financial statements.
     In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain asset retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The provisions of FIN No. 47 are effective December 31, 2005.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have market risk relating to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or our net assets. Our variable rate debt consists of borrowings under the Senior Credit Facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate would result in approximately $2.6 million change in income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007, covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in income before taxes that would serve to offset the change noted above.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are set forth herein commencing on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In connection with their audit of our financial statements as of December 31, 2005, our independent registered public accounting firm has communicated two items that constitute “significant deficiencies” in our internal controls over financial reporting. Our management has concluded neither of these significant deficiencies individually, or when taken in combination with other significant deficiencies constitutes a material weakness. See “Item 1A. Risk Factors — We may not have appropriate procedures in place to eliminate financial reporting inaccuracies or delays.”
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
Directors and Executive Officers
     The following table sets forth the name, age and position of individuals who currently serve as directors and executive officers of Polymer Holdings and KRATON as of March 15, 2006. See “Related Party Transactions.” Each of our directors will hold office until the next annual meeting of our members or until his or her successor has been elected.

Name	Age	Position
Richard Boyce	51	Director
Kelvin Davis	42	Director
Michael MacDougall	35	Director
Timothy Walsh	42	Director
John Breckenridge	44	Director
Nathan Wright	40	Director
Stephan Oppenheimer	38	Director
Steven J. Demetriou	47	Director
James R. Ball	63	Director
George B. Gregory	43	Director, Chief Executive Officer and President
Raymond K. Guba	46	Vice President and Chief Financial Officer
Kevin M. Fogarty	40	Executive Vice President, Global Sales and Marketing
Richard A. Ott	51	Vice President, Global Human Resources and Communications
David A. Bradley	35	Vice President, Global Operations
Joseph J. Waiter	54	Vice President, General Counsel and Secretary
Eli Ben-Shoshan	36	Vice President, Business Development
     Richard Boyce. Mr. Boyce has been a partner in TPG’s Operating Group since 1997. Between 1997 and 1999, Mr. Boyce served as the Chief Executive Officer of clothing retailer, J. Crew Group, Inc., while also providing operating oversight to the remainder of the TPG portfolio. Prior to joining TPG in 1997, Mr. Boyce was employed by PepsiCo from 1992 to 1997, most recently as Senior Vice President of Operations for Pepsi-Cola, North America. Prior roles included Chief Financial Officer, General Manager of the Canadian Business Unit and Senior Vice President of Worldwide Strategic Planning for PepsiCo. Mr. Boyce was previously a partner at the management consulting firm of Bain & Company and worked in sales at Union Carbide prior to business school. Mr. Boyce received a B.S.E., with honors, from Princeton University and received his M.B.A. from Stanford Business School. He serves on the Boards of Directors of Burger King Corporation, J. Crew Group, Inc. and ON Semiconductor Corporation.
     Kelvin Davis. Mr. Davis is a partner of TPG. He is a senior partner and head of the North American Buyouts Group, incorporating investments in all non-technology industry sectors. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, Inc., a private international real estate-related investment firm in Los Angeles. Prior to the formation of Colony, Mr. Davis was a principal of RMB Realty, Inc., the real estate investment vehicle of Robert M. Bass. Prior to his affiliation with RMB Realty, Inc., he worked at Goldman, Sachs & Co. in New York City and with Trammell Crow Company in Dallas and Los Angeles. Mr. Davis earned a B.A. degree (Economics) from Stanford University and an M.B.A. from Harvard University, where he was a Baker Scholar, a John L. Loeb Fellow and a Wolfe Award recipient. Mr. Davis is the Chairman of the Board of KRATON Polymers LLC and a Director of Metro-Goldwyn-Mayer, Inc. He is also a Director of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization) and is on the Board of Overseers of the Huntington Library, Art Collections and Botanical Gardens.
     Michael MacDougall. Mr. MacDougall is a partner of TPG. Prior to joining TPG in 2002, Mr. MacDougall was Vice President in the Principal Investment Area of the Merchant Banking Division of Goldman, Sachs & Co., where he focused on private equity and mezzanine investments. Mr. MacDougall received his M.B.A., with distinction, from Harvard Business School. Prior to attending business school, Mr. MacDougall was an assistant brand manager in the Paper Division of Procter & Gamble. He received his B.B.A., with highest honors, from the University of Texas at Austin. Mr. MacDougall serves on the Board of Directors of Texas Genco LLC and is the chairman of its Finance Committee.
     Nathan Wright. Mr. Wright has been a principal of TPG operations group for five years, during which time he has supported transformation efforts within TPG portfolio companies. Prior to joining TPG, Mr. Wright spent six years as a consultant with Bain & Company in the firm’s Dallas, Sydney and Johannesburg offices. He received his M.B.A. from the Tuck School at Dartmouth College. Prior to earning his M.B.A., Mr. Wright worked in the information systems consulting and outsourcing industry for four years and founded an Atlanta-based systems strategy firm. He holds a B.S. degree in Mechanical Engineering from the Rose-Hulman Institute of Technology.
     Timothy Walsh. Mr. Walsh has been a partner of JPMP since 1993. From 1993 to 1999, Mr. Walsh held various positions with JPMP in Europe and North America. Prior to 1993, he was a Vice President of J.P. Morgan Chase & Co. (formerly The Chase Manhattan Corporation). Mr. Walsh is also a director of PQ Corporation, Better Minerals & Aggregates Company, Metokote Corporation and Pliant Corporation.
     John Breckenridge. Mr. Breckenridge is a partner in the New York office of JPMP. He has more than eighteen years of operating experience in the electronics, industrial and service sectors in the United States and Japan. Before joining JPMP in 2001, Mr. Breckenridge spent seven years with Invensys Plc, most recently as Chief Operating Officer of Densei-Lambda KK, a publicly traded Japanese electronics manufacturer controlled by Invensys. Previously, he was Vice President and General Manager of several other Invensys’ divisions and Vice President of Sales and Marketing at an Invensys subsidiary in Texas. Earlier in his career, he was Vice President and General Manager of a U.S. subsidiary of Strafor-Facom SA and held engineering and technical sales positions at ATT Technology Systems (now Lucent). Mr. Breckenridge has been Chairman of Rhythm Corporation and is currently Chairman of Brand Services and Noble Power LLC. He has a B.S. degree in Mechanical Engineering from the University of Vermont.
     Stephan Oppenheimer. Mr. Oppenheimer is a principal of JPMP. Prior to joining JPMP in 1997, Mr. Oppenheimer worked in the Acquisition Finance Group at Chase Securities and prior to that as a systems consultant with American Management Systems. Mr. Oppenheimer obtained his M.B.A. from the Darden School at the University of Virginia and a B.S. degree in Engineering from the University of Virginia.
     Steven J. Demetriou. Mr. Demetriou is currently the Chairman and Chief Executive Officer of Aleris International, Inc., which is the result of a merger between Commonwealth Industries, Inc. and IMCO Recycling, Inc. on December 9, 2004. Previously, Mr. Demetriou was appointed President and Chief Executive Officer of Commonwealth Industries, Inc. in June 2004, after serving as a member of that Company’s board of directors since 2002. Before joining Commonwealth in 2004, Mr. Demetriou was President and Chief Executive Officer of privately held Noveon, Inc. and led the sale of this leading global Specialty Chemical company to Lubrizol Inc. in June 2004. Prior to that, from 1999 to 2001, he was Executive Vice President of IMC Global Inc. From 1997 to 1999, Mr. Demetriou held various leadership positions with Cytec Industries Inc., including Vice President of Global Specialty Resins and President of Cytec Asia. From 1981 to 1997, he served in increasingly responsible management positions with ExxonMobil Corporation. Mr. Demetriou currently serves on the boards of two publicly owned companies, ElkCorp and OM Group, Inc. and is Chairman of the Aluminum Association’s Executive Committee. He has a B.S. degree in Chemical Engineering from Tufts University.
     James R. Ball. Mr. Ball is a private investor. Mr. Ball retired as the Chief Executive Officer of Vista Chemical Company in 1995, after 25 years of service. Mr. Ball currently serves on the Board of Directors of Quanta Services, Inc. He has a B.S. degree in Math from Missouri State University and a M.S. degree in Management from Massachusetts Institute of Technology.

     George B. Gregory. On April 1, 2004, Mr. Gregory was named as a director of our Board of Directors and subsequently on July 1, 2004, our Board of Directors appointed Mr. Gregory as Chief Executive Officer and President. Mr. Gregory succeeds Stephen M. Wood, who resigned from the role of Chief Executive Officer and director of our Board of Directors. From 1998 to 2004, Mr. Gregory was employed by global polyester producer KoSA, B.V., most recently as the Chief Executive Officer and President. Prior roles with KoSA, B.V. included Chief Operating Officer. From 1995 to 1998, Mr. Gregory held various positions with Koch Industries, Inc. including Executive Vice President of Koch Chemicals. Prior to 1995, he was employed by the strategy consulting firm of Monitor Company and by DuPont as a chemist. Mr. Gregory received his B.A. degree in Chemistry, summa cum laude from Harvard College and his M.B.A. from Harvard Business School.
     Raymond K. Guba. Mr. Guba was appointed Chief Financial Officer and Vice President on October 24, 2005. He is responsible for managing our financial and IT groups. Mr. Guba brings to KRATON extensive senior management experience in finance from his 19-year career with General Electric Co., which included responsibility for strategy formulation and execution; financial reporting; financial planning and analysis; acquisition due diligence and integration; cash flow management; and contract negotiations around the globe. During his tenure with General Electric he held a variety of positions with increasing responsibility, and most recently Mr. Guba was employed by GE Energy, a General Electric Co. subsidiary, as Chief Financial Officer for their Installations and Field Services business. Mr. Guba holds a B.A. degree in both Economics and English, with an accounting concentration, from Rutgers State University. Mr. Guba is a graduate of GE’s Financial Management Program.
     Kevin M. Fogarty. Mr. Fogarty was appointed Executive Vice President of Global Sales and Marketing on June 15, 2005. He is responsible for managing KRATON’s commercial activities, including sales and marketing, for its end-uses. Mr. Fogarty joined us from Invista, where he had served as President for Polymer and Resins beginning in May 2004. For the 13 years prior to his most recent position with Invista, Mr. Fogarty held a variety of roles with increasing responsibility in Koch Industries Inc.’s companies, including KoSa. Mr. Fogarty earned a B.S. degree in Engineering from the Technical University of Nova Scotia.
     Richard A. Ott. Mr. Ott is the Vice President of Global Human Resources and Communications. Mr. Ott was the Vice President of Operations and Human Resources from June of 2000 to September 2004. From 1998 to 2002, he also served as the Site Manager for the Belpre plant. Mr. Ott started with Shell Chemicals in 1976, where he held various positions in operations and business strategy. He holds a B.S. degree in Industrial Engineering from West Virginia University.
     David A. Bradley. Mr. Bradley is the Vice President of Global Operations since September 2004. On April 1, 2004, we hired David A. Bradley as Vice President of Business Transformation. Prior to joining us, he served as the Lexan Manufacturing Manager at GE Plastics Mount Vernon, Indiana site. From 1994 to 2004 Mr. Bradley served in a variety of leadership positions for GE Plastics, which included roles in business process development and Six Sigma. He holds a B.S. degree in Chemical Engineering from the University of Louisville.
     Joseph J. Waiter. Mr. Waiter joined the company in February 2002 and is the Vice President, General Counsel and Secretary of the company. Prior to joining the company, he served as Deputy General Counsel at Crompton Corporation and was Acting General Counsel of Witco Corporation at the time of Witco’s merger with Crompton in 1999. Mr. Waiter also held a variety of senior legal positions for companies in the chemicals industry from 1980 to 1992. He holds a B.A. degree from King’s College and a JD from George Mason University School of Law.
     Eli Ben-Shoshan. Mr. Ben-Shoshan was appointed Vice President of Business Development on March 2, 2005. Prior to joining KRATON, Mr. Ben-Shoshan served in a number of capacities for ChemConnect/CheMatch including business development and auction operations management roles from 2000 to 2005. Prior to joining ChemConnect/CheMatch, Mr. Ben-Shoshan was Director of Business Development at KoSa where he was responsible for the evaluation of acquisition and capital spending opportunities from 1998 to 2000. From 1996 to 1998, he was Director of Business Development for Koch Chemical Company / Koch Capital Services. From 1990 to 1994, he was employed by Monitor Company, a global strategy consulting firm. Mr. Ben-Shoshan holds a B.S. degree in Physics and a B.A. degree in Quantitative Economics from Stanford University and an M.B.A. from the Graduate School of Business at Stanford University.

Board of Directors
     The Board of Directors of each Polymer Holdings and KRATON currently has 10 members. Directors serve until his or her successor has been appointed by the Board. Directors may be removed at any time, with or without cause, by the Board. KRATON’s Board currently has three standing committees; an Audit Committee, a Compensation Committee and an Executive Committee. Polymer Holdings’ Board has one standing committee; an Audit Committee.
     Audit Committee. The Audit Committee is a standing committee of each of the Boards of Directors. In each case, the primary purposes of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to: (1) the integrity of the Company’s financial statements and financial reporting process and the Company’s systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including the Company’s disclosure controls and procedures. The Committee also reviews our critical accounting policies, our annual and quarterly reports on Form 10-K and Form 10-Q and our earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss our internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.
     The current members of each Audit Committee are Messrs. Ball (chairman), Oppenheimer, Breckenridge and MacDougall. Since we are not a publicly traded company, on a listed exchange, the Board of Directors has not designated a member of the audit committee as an “audit committee financial expert” who is independent under the applicable rules of the Securities and Exchange Commission.
     Compensation Committee. The Compensation Committee is a standing committee of KRATON’s Board of Directors. The purpose of the Committee is to discharge the responsibility of the Board of Directors relating to compensation of the Company’s Directors, executive officers and such other employees as the committee may determine, together, as management and related matters.
     The current members of KRATON’s Compensation Committee are Messrs. Walsh (chairman), Davis, Wright and Breckenridge.
     Executive Committee. The Executive Committee is a standing committee of KRATON’s Board. The purpose of the Committee is to act, between meetings of the Board, with the authority of the Board on matters set forth in the Executive Committee Charter. The authority of the Committee is subject to and limited by the limited liability agreement of the Company and, in no event, may the Committee act on any matter requiring super-majority approval pursuant to the terms of such limited liability agreement.
     The current members of KRATON’s Executive Committee are Messrs. Davis (chairman), Breckenridge, Walsh, Boyce and Gregory.
     Directors who are employees or representatives of Texas Pacific Group or J. P. Morgan Partners Capital Corp. do not receive any compensation for their services. Mr. Demetriou and Mr. Ball each will receive an annual director fee of $25,000, payable quarterly. In addition, they were granted on December 1, 2004, on December 1, 2005 and will be granted on each December 1 thereafter while a director of KRATON, 25,000 options to purchase membership units of KRATON Management LLC which holds equity interests in Chemical Holdings, the owner of 100% of the equity interests of Polymer Holdings, with an exercise price equal to the fair value of Chemical Holdings membership units on the grant date. These options will vest 50% per year on each of the first two anniversaries of the grant date while a director. In addition, Mr. Demetriou and Mr. Ball invested $150,000 and $100,000, respectively, in KRATON through an investment in KRATON Management LLC membership units. Mr. Ball served as the Chairman of the Audit Committees for each Board for calendar year 2005 and received an additional annual fee of $8,000 for these services and he will receive $15,000 annually in 2006.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth compensation for our Chief Executive Officer and our four named executive officers for fiscal 2003, 2004 and 2005:
Summary Compensation Table

					Long-term Compensation
	Annual Compensation				Awards		Payouts
				Other		Securities
				Annual		Underlying		All Other
Name and		Salary	Bonus	Compensation	Restricted Stock	Options / SARs		Compensation
Principal Position	Fiscal Year	($)	($)(1)	($)	Award(s) (2)(3)	(4)(5)	LTIP Payouts ($)	($)(6)(7)(8)

George B. Gregory	2005	450,000	800,000	—	400,000	500,000	—	—
Chief Executive Officer	2004	225,000	300,000	—	875,000	3,375,000	—	—
	2003	—	—	—	—	—	—	—
David A. Bradley	2005	218,750	400,000	—	100,000	375,000	—	16,626
Vice President	2004	150,000	50,000	—	200,000	750,000	—	41,538
Corporate Operations	2003	—	—	—	—	—	—	—
Kevin M. Fogarty	2005	171,836	250,000	—	300,000	1,550,000	—	141,827
Executive Vice	2004	—	—	—	—	—	—	—
President	2003	—	—	—	—	—	—	—
Richard A. Ott	2005	220,000	165,000	—	—	—	—	21,000
Vice President,	2004	217,125	—	—	—	1,350,000	—	23,433
Global Human	2003	205,313	67,200	—	—	—	—	29,981
Resources and Communications
Joseph J. Waiter	2005	198,750	160,000	—	—	—	—	5,963
Vice President,	2004	193,437	—	—	—	750,000	—	5,422
General Counsel and	2003	186,562	60,900	—	—	—	—	—
Secretary

(1)	Represents cash bonuses earned for the indicated fiscal years. In fiscal 2003, for Messrs. Ott and Waiter, this amount includes a bonus of $50,000 each, for their role in the Acquisition. The acquisition bonuses were paid by Tarrant Partners, a TPG controlled entity. In fiscal 2004, for Mr. Gregory, this amount is a transition/signing bonus which covers the first year bonus referenced in his employment agreement, as well as related consideration for him joining the company.

(2)	In fiscal 2004, for Mr. Gregory and in fiscal 2005, for Mr. Fogarty, pursuant to their respective employment agreements, Chemical Holdings granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, respectively. These awards will vest 20% on each of the first five anniversaries of the executive’s employment commencement date (July 1, 2004), in the case of Mr. Gregory and the award grant date, in the case of Mr. Fogarty (June 15, 2005).

(3)	In fiscal 2004, for Mr. Bradley, pursuant to his employment agreement, Chemical Holdings granted a restricted unit award with a fair value at the grant date of $200,000. This award will vest 20% on each of the first five anniversaries of Mr. Bradley’s employment commencement date (April 1, 2004). In fiscal 2005, for Messrs. Gregory and Bradley, granted restricted unit awards with a fair value at the grant date of $400,000 and $100,000, respectively. Mr. Gregory’s award will vest 50% on February 1, 2008 and 50% on February 1, 2009. The award granted to Mr. Bradley in fiscal 2005 will vest 20% on each of the first five anniversaries of the grant date (February 1, 2005). We refer to “Employment Agreements and Other Compensation Arrangements—Other Equity Awards” which contains a discussion of the awards. Other than the aforementioned awards, no named executive officer holds any restricted units.

(4)	Of the aggregate amounts for fiscal 2004, 875,000, 125,000, 350,000 and 125,000 for Messrs. Gregory, Bradley, Ott and Waiter and for fiscal 2005, 300,000 for Mr. Fogarty are grants of profits units, which represent the right to receive a pro rata portion of the appreciation of the value of the assets of Chemical Holdings above a certain “Threshold Amount” (the value of such assets on the date of grant). In fiscal 2005, Mr. Gregory agreed to forfeit 218,750 profits units in exchange for the restricted unit award discussed above, as well as other consideration. He now holds 656,250 profit units. We refer to “Employment Agreements and Other Compensation Arrangements—Other Equity Awards” which contains a discussion of the awards.

(5)	Of the aggregate amounts for fiscal 2004, 2,500,000, 625,000, 1,000,000 and 625,000 for Messrs. Gregory, Bradley, Ott and Waiter and for fiscal 2005, 500,000, 375,000 and 1,250,000 for Messrs. Gregory, Bradley and Fogarty are grants of options to purchase membership units of Chemical Holdings. All such options were granted pursuant to the Chemical Holdings 2004 Option Plan, have an exercise price of $1.00 per membership unit and vest ratably over five years from the respective “vesting commencement date”. With respect to the awards granted in fiscal 2004, the vesting commencement date is July 1, 2004 for Mr. Gregory, March 8, 2004 for Mr. Bradley and January 1, 2004 for Messrs. Ott and Waiter. With respect to awards granted in fiscal 2005, the vesting commencement date is February 1, 2005 for Mr. Gregory and June 15, 2005 for Mr. Fogarty.

(6)	Unless otherwise noted below, all amounts for fiscal 2005 represent the Company’s contribution to our retirement savings plans made on behalf of such executive officer. Amounts to be contributed to our retirement savings plans related to bonus amounts earned in 2005 were not calculated as of the date of this filing. Subsequent filings will be updated to reflect such amounts.

(7)	In fiscal 2004, Mr. Bradley received $41,538 for relocation expenses in accordance with company policy. In fiscal 2005, Mr. Bradley received $14,250 to reimburse him for the loss he incurred when selling his home in connection with his relocation and $2,376 for final relocation expenses.

(8)	In fiscal 2005, Mr. Fogarty received $81,827 for relocation expenses in accordance with company policy and a payment of $40,000 to reimburse him for the loss he incurred when selling his home in connection with his relocation. In January 2006, Mr. Fogarty received an additional $20,000 gross up payment in order to cover the taxes he accumulated in connection with the $40,000 payment described in the preceding sentence.

Option /SAR Grants in Last Fiscal Year

Individual Grants
			Percent of
			Total
			Options			Potential Realizable Value at Assumed
	Number of		/SAR			Annual Rates of Stock Price Appreciation for
	Securities		Granted to			Option Term Or Alternative Grant Date Present
	Underlying		Employees	Exercise or		Value $ (4) (5) (6)
	Option/SAR		in Fiscal	Base Price	Expiration
Name	Granted (#)		Year	($/sh)	Date	5%		10%
George B. Gregory	500,000	(1)	5.9%	$1.00	(1)	314,000	(4)	501,000	(4)

David A. Bradley	375,000	(1)	4.4%	$1.00	(1)	235,000	(4)	376,000	(4)

Kevin M. Fogarty	1,250,000	(1)	14.7%	$1.00	(1)	786,000	(4)	1,253,000	(4)
	150,000	(2)	1.8%	$1.00	(3)	94,000	(5)	150,000	(5)
	150,000	(2)	1.8%	$1.00	(3)	94,000	(6)	150,000	(6)

Richard A. Ott	—		—	—	—	—		—

Joseph J. Waiter	—		—	—	—	—		—

(1)	All options were granted pursuant to the Chemical Holdings 2004 Option Plan and relate to the right to purchase membership units in Chemical Holdings. All options vest in 20% annual increments, commencing on February 1, 2006, for Messrs. Gregory and Bradley and June 15, 2006 for Mr. Fogarty. Additionally, in the event that within the two-year period following a change in control the option holder’s services are terminated without cause or for good reason, the unvested portion of the option shall become immediately vested. Once vested, options remain exercisable until the earlier of (a) termination of services for cause, (b) 90 days after termination of services for any reason other than cause, death or disability, (c) one year after termination of services by reason of death or disability or (d) the tenth anniversary of the date of grant. Options are not assignable or transferable other than by will or by the laws of descent and distribution, except that the option holder may request authorization to assign the option to a trust or custodianship, the beneficiaries of which may include only the option holder, the option holder’s spouse or lineal descendants.

(2)	Profits units which represent the right to receive a pro rata portion of the appreciation of the value of the assets of Chemical Holdings above a certain “Threshold Amount” (the value of such assets on the date of grant), were granted on June 15, 2005, in accordance with KRATON Management LLC’s Operating Agreement. Fifty percent of the profits units vest when the fair value of the assets equals or exceeds two times the Threshold Amount (“first tranche”) and the remaining 50% of the profits units vest when the fair value of the assets equals or exceeds three times the Threshold Amount (“second tranche”). If at the time Chemical Holdings makes a determination as to whether Mr. Fogarty is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in KRATON.

(3)	These are profits units, which do not have expiration dates, but only vest in limited circumstances. See footnote 2 above.

(4)	There is no established public market for shares of Chemical Holdings LLC Membership Units. Based on customary corporate valuation techniques, including the valuation of comparable companies and current book value per share, the value of a share of common stock was estimated to be $1 as of the option grant date.

(5)	This number represents the value of the profits units assuming 5% or 10% appreciation over ten years, however, this is the first tranche of profits units which generally does not vest until the fair value of the assets of Chemical Holdings equals or exceeds two times the Threshold Amount. See footnote 2 above.

(6)	This number represents the value of the profits units assuming 5% or 10% appreciation over ten years, however, this is the second tranche of profits units which generally does not vest until the fair value of the assets of Chemical Holdings equals or exceeds three times the Threshold Amount. See footnote 2 above.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
	Shares		Options/SARs At		the-Money Options/SARs
	Acquired on	Value	Fiscal Year-End (#)		At Fiscal Year-End ($)
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable		Exercisable/Unexercisable
George B. Gregory	—	—	500,000/2,500,000	(1)	—
			0/656,250	(2)

David A. Bradley	—	—	125,000/875,000	(1)	—
			0/125,000	(2)

Kevin M. Fogarty	—	—	0/1,250,000	(1)	—
			0/300,000	(2)

Richard A. Ott	—	—	200,000/800,000	(1)	—
			0/350,000	(2)

Joseph J. Waiter	—	—	125,000/500,000	(1)	—
			0/125,000	(2)

(1)	All options were granted pursuant to the Chemical Holdings 2004 Option Plan and relate to the right to purchase membership units of Chemical Holdings. We refer to “Employment Agreements and Other Compensation Awards” which contains a discussion of the awards.

(2)	Profits units which represent the right to receive a pro rata portion of the appreciation of the value of the assets of Chemical Holdings above a certain “Threshold Amount” (the value of such assets on the date of grant), were granted in accordance with KRATON Management LLC’s Operating Agreement. We refer to “Employment Agreements and Other Compensation Awards” which contains a discussion of the awards.
Pension Plan
     KRATON maintains a noncontributory defined benefit pension plan, or the Pension Plan that covers its United States eligible employees, former employees and retirees. See Note 5(a) in Notes to the Consolidated Financial Statements—December 31, 2005 and 2004. KRATON makes contributions on behalf of its eligible employees to the Pension Plan. Employees do not make contributions to the Pension Plan. The Pension Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Note that employees hired on or after October 15, 2005, are not eligible to participate in the Pension Plan. The Pension Plan was amended in 2005 to provide participants with an option, to be effective as of January 1, 2006, of (a) continuing to accrue benefits under the final average pay formula provided for under the Pension Plan or (b) “freezing” benefits under the Pension Plan in exchange for an enhanced benefit under the Savings Plan. For participants who chose to receive the enhanced benefit under the “Savings Plan” (a defined contribution plan intended to qualify under section 401 of the Code), the Final Average Earnings, Service and Social Security Benefit components of the pension formula were frozen as of December 31, 2005. However, such participants will still be credited with service accumulated after December 31, 2005, for purposes of 80-point eligibility and vesting of benefits under the Pension Plan.
Benefit Restoration Plans
     Certain employees, including the named executive officers, are eligible to participate in a non-qualified defined benefit plan and non-qualified defined contribution plan which are intended to restore certain benefits under the Pension Plan and the Savings Plan, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.

     The following table shows the estimated annual pension benefits under the Pension Plan and non-qualified defined benefit restoration plan (rounded to the nearest $1,000).
Pension Plan Table
Years of Service

Final 36-Month
Average Annual
Compensation	10	15	20	25	30	35	40	45
$100,000	13,000	19,000	25,000	32,000	38,000	45,000	53,000	61,000
$200,000	29,000	43,000	57,000	72,000	86,000	101,000	117,000	133,000
$300,000	45,000	67,000	89,000	112,000	134,000	157,000	181,000	205,000
$400,000	61,000	91,000	121,000	152,000	182,000	213,000	245,000	277,000
$500,000	77,000	115,000	153,000	192,000	230,000	269,000	309,000	349,000
$600,000	93,000	139,000	185,000	232,000	278,000	325,000	373,000	421,000
$700,000	109,000	163,000	217,000	272,000	326,000	381,000	437,000	493,000
$800,000	125,000	187,000	249,000	312,000	374,000	437,000	501,000	565,000
$900,000	141,000	211,000	281,000	352,000	422,000	493,000	565,000	637,000
$1,000,000	157,000	235,000	313,000	392,000	470,000	549,000	629,000	709,000

(1)	Compensation covered by the Pension Plan includes regular salary or wages and any salary deferrals that are made in accordance with Section 125 or 401(k) of the Code. Compensation does not include overtime, extended work week pay, premium remuneration, special bonuses, severance payments, gain sharing, retention payments, stock options, phantom stock options, long-term performance units and other deferred or extra compensation, house or living allowances, payments made at Separation from Service for accumulated vacation not taken, Company contributions to any Company profit-sharing plan and amounts credited under any other qualified or non-qualified plan of deferred compensation, other than salary deferrals pursuant to a salary reduction agreement under Section 401(k) of the Code.

(2)	The years of accredited service used to determine benefits under the Pension Plan and the non-qualified defined benefit plan as of December 31, 2005, for persons named in the Summary Compensation Table are: Mr. Gregory, 1.5 years; Mr. Bradley, 1.8 years; Mr. Fogarty, .60 years; Mr. Ott, 30.3 years; and Mr. Waiter, 3.9 years. Each of Messrs. Gregory, Bradley, Fogarty and Waiter elected to freeze their benefits under the Pension Plan as of December 31, 2005 (see explanation above).

(3)	Benefits in the table above are payable as a straight life annuity at normal retirement date. Normal retirement date is the last day of the month in which a Participant attains his 65th birthday. In accordance with the pension plan formula, the amounts in the table above were reduced by offsetting a percentage of the participant’s projected social security benefits.

(4)	The current Pension Plan formula is as follows (note that final average earnings is a 36 month average):
1.6% x Final Average Earnings (FAE) x Accredited Service (AS)
MINUS
1.5% x (Projected Accredited Service at Social Security Retirement Age (PAS), not to
exceed 33-1/3 years) x Primary Social Security Benefit x AS / PAS

Under the non-qualified defined benefit plan, the benefit formula is 1.6% x FAE x AS, less amounts accrued under the Pension Plan (without social security benefit reductions).

Compensation of Directors
     Directors who are employees or representatives of Texas Pacific Group or J.P. Morgan Partners Capital Corp. do not receive any compensation for their services. On December 1, 2004, Mr. Demetriou and Mr. Ball were appointed to the Board. Mr. Demetriou and Mr. Ball each receive an annual director fee of $25,000, payable quarterly. In addition, they each were granted on December 1, 2004 and December 1, 2005, and will be granted on each December 1 thereafter while a director, 25,000 options to purchase membership units of KRATON Management LLC, with an exercise price equal to the fair value of the same number of Chemical Holdings membership units on the grant date. KRATON Management LLC holds equity interests in Chemical Holdings, the owner of 100% of the equity interests of Polymer Holdings. These options will vest 50% per year on each of the first two anniversaries of the grant date while a director. In addition, in 2004, Mr. Demetriou and Mr. Ball invested $150,000 and $100,000, respectively, in us through an investment in KRATON Management LLC membership units. Mr. Ball served as the Chairman of the Audit Committee for calendar year 2005 and received an additional annual fee of $8,000 for these services.
EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS
Employment Agreements, Termination of Employment Arrangements
     We are a party to employment agreements with each of Messrs. Gregory, Bradley, Fogarty, Ott and Waiter, the material terms of which are described below. During the third quarter of 2005, we announced that Mr. Morgan and Mr. Newman were retiring from their positions effective October 7, 2005 and September 30, 2005, respectively. We are a party to a separation agreement with each of Messrs. Morgan and Newman, the material terms of which are described below.

     Each of the employment agreements of Messrs. Gregory, Bradley, Fogarty, Ott and Waiter have three-year terms with automatic one-year renewals unless either party delivers written notice that the term will not be extended. The employment agreements provide for annual base salaries for Messrs. Gregory, Bradley, Fogarty, Ott and Waiter in the amount of $450,000, $200,000, $315,000, $220,000 and $195,000, respectively. In 2005, the Compensation Committee of the Board increased the annual base salaries of Messrs. Bradley and Waiter to $225,000 and $200,000, respectively. As of February 14, 2006, the Compensation Committee of the Board approved an additional increase in Mr. Bradley’s annual base salary to $260,000. Pursuant to the employment agreements, Messrs. Gregory, Bradley and Fogarty are eligible to receive annual bonuses with targets equal to 75%, in the case of Mr. Gregory, 40%, in the case of Mr. Bradley, and 50%, in the case of Mr. Fogarty, of their respective annual base salaries and maximum bonuses of up to 150%, in the case of Mr. Gregory, 200%, in the case of Mr. Bradley, and 100%, in the case of Mr. Fogarty, of their respective annual base salaries. As of February 14, 2006, the Compensation Committee of the Board approved an increase in the target bonuses of Messrs. Gregory, Bradley and Fogarty to 100%, 60% and 60% of the executive’s annual base salary, respectively. Pursuant to the employment agreements, Messrs. Ott and Waiter are eligible to receive annual bonuses with a target of up to 50%, in the case of Mr. Ott, and 35%, in the case of Mr. Waiter, of their respective annual base salaries. As of February 14, 2006, the Compensation Committee of the Board approved an increase in Mr. Waiter’s target bonus to 40% of his annual base salary.
     We have established a deferred compensation plan, pursuant to which each of the named executive officers will have the option of deferring up to 50% of their annual bonus, which may ultimately be paid in shares or units through KRATON Management LLC.
     Generally, with respect to Messrs. Fogarty and Ott, if the executive’s employment is terminated by us without cause or by the executive for good reason (as each term is defined in the applicable employment agreement), the executive will be entitled to, subject to execution of a general release and waiver, (1) a continuation of annual base salary for the 12-month period following the termination of employment, provided that if during such 12-month salary continuation period such executive begins to provide services to another person or entity and such services are expected to continue for more than 30 days, then the period of such salary continuation shall be reduced to the later of (a) six months following the termination of employment or (b) the date such executive commences such services and (2) medical benefits for the executive and his eligible dependents during such salary continuation period. With respect to Messrs. Bradley and Waiter, if the executive is terminated by us without cause or upon resignation for good reason (as each term is defined in the applicable employment agreement), the executive will be entitled to, subject to execution of a general release and waiver, (1) a continuation of annual base salary for the six-month period following the termination of employment and (2) medical benefits for the executive and his eligible dependents during such salary continuation period. In the event that Mr. Gregory’s employment is terminated without cause or by Mr. Gregory for good reason (as each term is defined in his employment agreement), Mr. Gregory will be entitled to, subject to his execution of a general release and waiver, (1) a continuation of his annual base salary for the 18-month period following the termination of employment and (2) medical benefits for himself and his eligible dependents during such salary continuation period. Notwithstanding the foregoing, if the employment of one of the executives is terminated without “cause” following our election not to extend the employment term, such executive will be entitled to, subject to his execution of a general release and waiver, continuation of his annual base salary (and in the case of Mr. Gregory, continuation of medical benefits) for the salary continuation period described above.
     Each of the employment agreements include customary restrictive covenants, including non-competition, non-solicitation and confidentiality provisions.
     Pursuant to a separation agreement that we entered into with Mr. Morgan on October 4, 2005, Mr. Morgan received: (1) a lump sum severance payment of £136,500 (approximately $240,240 as of October 4, 2005); (2) the continuation of his monthly salary for up to six months beginning six months after the date of his termination; and (3) continued medical benefits as defined in his compromise agreement. Mr. Morgan will remain subject to customary restrictive covenants, including non-competition and confidentiality provisions.
     Pursuant to a separation agreement that we entered into with Mr. Newman on October 4, 2005, Mr. Newman received: (1) a lump sum payment of $73,513; (2) the continuation of his base salary for up to one year after the date of his termination; (3) continuation of Mr. Newman’s 200,000 vested options for a period of five years after the date of his termination; and (4) during the salary continuation period, additional monthly payments of $650 to cover Mr. Newman’s costs of medical insurance premiums to a third party insurance provider. Mr. Newman will remain subject to customary restrictive covenants, including non-competition, non-solicitation and confidentiality provisions.

Equity Arrangements
TJ Chemical Holdings LLC 2004 Option Plan
     Pursuant to the Chemical Holdings 2004 Option Plan, or the Option Plan, Chemical Holdings has granted non-qualified options to purchase membership units of Chemical Holdings to Messrs. Gregory (3,000,000 units), Bradley (1,000,000 units), Fogarty (1,250,000 units), Ott (1,000,000 units) and Waiter (625,000 units), as described below.
     The Option Plan provides for the grant to key employees, consultants, members and service providers of Chemical Holdings and its affiliates, including us, of non-qualified options to purchase Chemical Holdings membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of, or to perform services for, and to improve the growth and profitability of Chemical Holdings and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan, when combined with the aggregate number of profits units granted to KRATON employees, shall not exceed an amount representing 8% of the outstanding membership units and profits units of Chemical Holdings on March 31, 2004, on a fully diluted basis.
     In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date or vesting commencement date, as applicable, so long as the holder of the option is still an employee on the vesting date. With respect to directors, their options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. Additionally, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason within the two-year period immediately following such change in control. The exercise price per membership unit for the aforementioned executives equals the fair market value of a membership unit on the date of grant.
     A committee, or the Committee, of Chemical Holdings’ Board of Directors has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee has the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to the number of membership units the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to (1) provide for an exchange of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee), (2) cancel and cash out the options (whether or not then vested) at the spread or (3) a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a participant’s employment (other than without cause or by the participant for good reason within the two-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) one-year after the date employment is terminated by reason of death or disability; or (4) the tenth anniversary of the grant date for such option.
     Generally, pursuant to Chemical Holdings’ operating agreement, membership units acquired pursuant to the Option Plan are subject to customary tag-along and drag-along rights and for the 180-day period following the later of a termination of employment and six months and one-day following the date that units were acquired pursuant to the exercise of the option, Chemical Holdings has the right to repurchase each membership unit then owned by the participant at fair value, as determined in good faith by the Board of Directors of Chemical Holdings.
Other Equity Awards
     Messrs. Gregory and Fogarty have each been granted a notional unit award with a current notional value of $875,000 and $300,000, respectively, based on the value of membership units of Chemical Holdings, as determined by the Board of Directors. Each “Notional Unit” is the equivalent of one notional membership unit of Chemical Holdings. Messrs. Gregory and Fogarty shall not have any beneficial ownership in the membership units underlying the Notional Units and the grant of Notional Units shall represent an unsecured promise to deliver membership units of Chemical Holdings (either directly or through membership units of KRATON Management LLC) on a future date. Twenty percent of Messrs. Gregory and Fogarty’s Notional Units shall vest on each anniversary of the grant date, provided that the executive remains employed through the applicable vesting date. Except as provided in the next succeeding sentence, upon termination of the executive’s employment for any reason, all unvested Notional Units shall immediately and automatically be forfeited. If the executive’s employment is terminated without cause or for good reason during the two-year period immediately following a change in control, all unvested Notional Units shall become immediately vested. Distribution of membership units representing the portion of vested Notional Units shall occur as soon as practicable after the earlier of a change in control or termination of the executive’s employment, provided that following a change in control, unvested Notional Units shall remain outstanding and continue to vest as provided above until his employment terminates.
     Messrs. Gregory, Bradley, Fogarty, Ott and Waiter have been granted 875,000, 125,000, 300,000, 350,000 and 125,000 profits units, respectively, as defined in, and subject to the terms and conditions set forth in, KRATON Management LLC’s operating agreement. In 2005, Mr. Gregory agreed to forfeit 218,750 profits units (see footnote 4 to the Summary Compensation Table). He now holds 656,250 profit units. Each “Profits Unit” represents the right to receive a pro rata portion of the appreciation of the value of the assets of Chemical Holdings above a “Threshold Amount” (the value of such assets on the date of grant), as determined pursuant to the operating agreement of Chemical Holdings. Generally, pursuant to the applicable grant agreements, 50% of such Profits Units will vest when the fair value of Chemical Holdings’ assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of Chemical Holdings’ assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of Chemical Holdings, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in KRATON. In the case of Messrs. Gregory and Fogarty, if at the time Chemical Holdings makes a determination as to whether Messrs. Gregory and Fogarty are entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. If an executive’s employment terminates prior to any applicable vesting date, such executive shall automatically forfeit all rights to any unvested Profits Units.
     Messrs. Gregory and Bradley have been granted 500,000 and 200,000 restricted shares on membership units of Chemical Holdings (“Restricted Units”), respectively. The Restricted Units will, in turn, grant the same number of membership units in KRATON Management LLC. 200,000 of Mr. Bradley’s Restricted Units will vest 20% on the first five anniversaries of his employment commencement date (April 1, 2004) and the remainder shall vest 20% on each of the first five anniversaries of the grant date (February 1, 2005), provided he remains employed through the applicable vesting date. Mr. Gregory’s award will vest 50% on February 1, 2008 and 50% on February 1, 2009, provided he remains employed through such date.
Compensation Committee Interlocks and Insider Participation
     No member of the Compensation Committee served as an officer or employee of Polymer Holdings or KRATON.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     KRATON is a wholly owned subsidiary of Polymer Holdings, which is a wholly owned subsidiary of Chemical Holdings. In connection with the consummation of the Acquisition, Chemical Holdings acquired from Polymer Holdings an option to purchase all of its outstanding equity interests in KRATON free and clear of all liens, claims and encumbrances other than those created by us in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the Acquisition (December 23, 2010), for a purchase price in cash equal to $400 million on or prior to the first anniversary of the Acquisition, $405 million thereafter but on or prior to the second anniversary of the Acquisition, $410 million thereafter but on or prior to the third anniversary of the Acquisition, $415 million thereafter but on or prior to the fourth anniversary of the Acquisition, $900 million thereafter but on or prior to the fifth anniversary of the Acquisition, $1.2 billion thereafter but on or prior to the sixth anniversary of the Acquisition and $1.5 billion thereafter until the option expires. The purchase price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to KRATON or any material distributions made by KRATON to Polymer Holdings. Chemical Holdings has agreed that it will assume our obligations under the 12% Discount Notes in connection with any exercise of the option.

     The following table sets forth information regarding the beneficial ownership of Polymer Holding’s equity interests as of December 31, 2005, for each person who is known to us to be a beneficial owner of 5% or more of Polymer Holding’s equity interests. All of Polymer Holding’s equity interests are beneficially owned by Chemicals Holdings, which has both voting and non-voting equity interests. The percentages set forth in the following table represent the percentage ownership of the voting and non-voting equity interests of Chemicals Holdings. The remaining 1.2% of the non-voting equity interests of Chemicals Holdings is owned by KRATON Management LLC, the entity through which members of our senior management, other employees and independent directors own equity interests in our company.

				Percentage of
		Percentage of		Non-Voting
	Common	Voting Equity		Equity
Name and Address of Beneficial Owner	Units	Interests		Interests
TPG Advisors III, Inc.	6	30.0	%(1)	30.0%
301 Commerce Street, Suite 3300 Fort Worth, Texas 76102

TPG Advisors IV, Inc.	6	30.0	%(1)	29.3%
301 Commerce Street, Suite 3300 Fort Worth, Texas 76102

JPMP Capital Corp.	8	40.0	%(2)	39.5	%(3)
c/o J.P. Morgan Partners, LLC 1221 Avenue of the Americas, 39th Floor New York, New York 10020

(1)	David Bonderman, James G. Coulter and William S. Price, III are directors, officers and sole shareholders of TPG Advisors III, Inc. (“TPG Advisors III”), which is the general partner of TPG GenPar III, L.P., which in turn is the sole general partner of each of TPG Partners III, L.P. (“Partners III”), TPG Parallel III, L.P. (“Parallel III”), TPG Investors III, L.P. (“Investors III”), FOF Partners III, L.P. (“FOF”) and FOF Partners III-B, L.P. (FOF B”) and the sole member of TPG GenPar Dutch, L.L.C., which is the general partner of TPG Dutch Parallel III, C.V. (“Dutch Parallel III”). Partners III, Parallel III, Investors III, FOF, FOF B and Dutch Parallel III are the members of TPG III Polymer Holdings LLC, which holds 30% of the voting interests in TJ Chemical Holdings LLC. Mr. Bonderman, Mr. Coulter and Mr. Price are also directors, officers and sole shareholders of TPG Advisors IV, Inc. (“TPG Advisors IV”), which is the general partner of TPG GenPar IV, L.P., which in turn is the sole general partner of TPG Partners IV, L.P. (“Partners IV”). Partners IV is the sole member of TPG IV Polymer Holdings LLC, which holds 30% of the voting interests of Chemical Holdings. TPG Advisors III and TPG Advisors IV may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, to beneficially own all of the securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC, respectively. Mr. Bonderman, Mr. Coulter and Mr. Price, by virtue of their positions with TPG Advisors III and TPG Advisors IV may be deemed to be the beneficial owners of the equity securities held by TPG III Polymer Holdings LLC and TPG IV Polymer Holdings LLC. Each of Mr. Bonderman, Mr. Coulter and Mr. Price disclaims beneficial ownership of such securities.

(2)	Includes 28.9%, 5.4%, 0.8%, 2.3%, 0.3%, 0.9%, 1.0% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/KRATON A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., JPMP Global Fund/KRATON Selldown, L.P. and JPMP Global Fund/KRATON, L.P., respectively.

(3)	Includes 28.5%, 5.3%, 0.8%, 2.3%, 0.3%, 0.9%, 1.0% and 0.4% indirectly owned by J.P. Morgan Partners (BHCA), L.P. (“JPMP BHCA”), J.P. Morgan Partners Global Investors, L.P., JPMP Global Fund/KRATON A. L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global (Selldown), L.P., JPMP Global Fund/KRATON Selldown, L.P. and JPMP Global Fund/KRATON, L.P. (collectively, the “Global Investor Funds”), respectively. The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of each of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). JPMP Capital Corp., a wholly-owned subsidiary of JPMorgan Chase & Co., a publicly traded company, is the general partner of each of JPMP MFM and JPMP Global. JPMP Capital Corp. and each of the foregoing entities has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020. Jeffrey Walker is President, and Timothy Walsh and John Breckenridge are Managing Directors, of JPMP Capital Corp. JPMP Capital Corp. may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own all of the securities held by the Global Investor Funds and JPMP BHCA. Mr. Walker, Mr. Walsh and Mr. Breckenridge, by virtue of their positions and responsibilities with JPMP Capital Corp., may be deemed to be the beneficial owners of the equity securities held by JPMP BHCA and the Global Investor Funds. The foregoing is not an admission that such persons are the beneficial owners of the securities held by JPMP BHCA and the Global Investor Funds and each disclaims any such beneficial ownership except to the extent of such person’s pecuniary interest therein, if any.

     The following table sets forth information regarding the beneficial ownership of our equity interests as of March 15, 2006, for (a) each director, (b) each of the executive officers identified in the Summary Compensation Table set forth under “Executive Compensation,” and (c) all directors and executive officers as a group.

Title of	Name and Address	Percent of Voting		Percent of Non-Voting
Class	of Beneficial Owner	Interests		Interests
Units	Kelvin Davis	60.0	%(1)	59.3	%(1)
Units	Timothy Walsh	40.0	%(1)	39.5	%(1)
Units	John Breckenridge	40.0	%(1)	39.5	%(1)

Units	George B. Gregory	—	%(2)	—	%(2)
Units	Kevin M. Fogarty	—	%(2)	—	%(2)
Units	David A. Bradley	—	%(2)	—	%(2)
Units	Richard A. Ott	—	%(2)	—	%(2)
Units	Joseph J. Waiter	—	%(2)	—	%(2)
Units	All directors and executive officers as a group	100.0	%(1)(2)	100.0	%(1)(2)

(1)	Includes interests beneficially owned by TPG Advisors III, Inc., TPG Advisors IV, Inc and JPMP Capital Corp. Davis is an officer, director and/or equity owner of TPG Advisors III, Inc. and TPG Advisors IV, Inc. Messrs. Walsh and Breckenridge are Managing Directors of JPMP Capital Corp. Messrs. Walsh and Breckenridge disclaim beneficial ownership of these interests.

(2)	Consists of non-voting equity interests in TJ Chemical Holdings LLC owned indirectly by the indicated persons through ownership of interests in KRATON Management LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Agreements
     Chemical Holdings Limited Liability Company Operating Agreement. In connection with the Acquisition, TPG III Polymer Holdings LLC, or TPG III Holdings, TPG IV Polymer Holdings LLC, or TPG IV Holdings and J.P. Morgan Partners, LLC, or JPMP established Chemical Holdings. We refer to TPG III Holdings and TPG IV Holdings together as the TPG Parties. Pursuant to the limited liability company operating agreement of Chemical Holdings, each of the TPG Parties received approximately a 30% membership interest in Chemical Holdings, and JPMP received approximately a 40% membership interest. In addition, members of our management received equity or profit interests in Chemical Holdings in exchange for their equity interests in us.
     Pursuant to the Chemical Holdings’ limited liability company operating agreement, initially each of the TPG Parties was entitled to designate or nominate two directors of Chemical Holdings and JPMP was entitled to elect four directors of Chemical Holdings. The board of directors of KRATON includes the directors of Chemical Holdings. The remainder of our board of directors consists of its chief executive officer and three independent directors. Pursuant to Chemical Holdings’ limited liability company agreement, one independent director was nominated by each of the TPG Parties and JPMP and the third director was selected jointly by the TPG Parties and JPMP. The number of directors that the TPG Parties or JPMP are entitled to designate or nominate will decrease in the event that their respective ownership percentages decrease below specified percentages. Chemical Holdings’ limited liability company agreement requires the approval of both the TPG Parties and JPMP for certain fundamental matters with respect to KRATON and places certain restrictions on the transfer of their interests in Chemical Holdings. Each party also has the right to participate in certain dispositions by the other parties and can be required to participate on the same terms in any sale by the other parties that sell in excess of a specified percentage of their original interests.
     Chemical Holdings’ Option. In connection with the consummation of the Acquisition, Chemical Holdings acquired from Polymer Holdings an option to purchase all of our outstanding equity interests in KRATON free and clear of all liens, claims and encumbrances other than those created by Polymer Holdings in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the Acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the Acquisition, $405 million thereafter but on or prior to the second anniversary of the Acquisition, $410 million thereafter but on or prior to the third anniversary of the Acquisition, $415 million thereafter but on or prior to the fourth anniversary of the Acquisition, $900 million thereafter but on or prior to the fifth anniversary of the Acquisition, $1.2 billion thereafter but on or prior to the sixth anniversary of the Acquisition and $1.5 billion thereafter until the option expires. The Call Option Price shall be adjusted under certain circumstances, to take into account contributions made by us to KRATON or any material distributions made by KRATON to us.
     Registration Rights Agreement. Chemical Holdings also entered into a registration rights agreement with the TPG Parties and JPMP. Pursuant to this agreement, the TPG Parties and JPMP can cause Chemical Holdings to register their interests in Chemical Holdings under the Securities Act and to maintain a shelf registration statement effective with respect to such interests. The TPG Parties and JPMP are also entitled to participate on a pro rata basis in any registration of the equity interests of Chemical Holdings under the Securities Act.
     Pursuant to the Chemical Holdings’ limited liability company operating agreement, in the event there is a registered public offering of either our or Polymer Holdings’ equity securities, the TPG Parties and JPMP will require either us or Polymer Holdings, as applicable, to enter into a registration rights agreement providing the TPG Parties and JPMP the same registration rights as described in the previous paragraph with respect to either our or Polymer Holdings’ equity securities, as applicable.
     Management Services Agreement. Upon the consummation of the Acquisition, we paid a transaction fee to the general partner of TPG Partners III, L.P. in the amount of $4.0 million, to the general partner of TPG Partners IV, L.P. in the amount of approximately $4.0 million and to JPMP in the amount of $2.5 million. In addition, in connection with the Acquisition, we entered into a management services agreement with these parties. Under the management agreement, in exchange for consulting and management advisory services provided to us, a management fee of $0.5 million per quarter will be paid that will be divided among these parties in accordance with the respective ownership percentages in Chemical Holdings held by the relevant funds for the first four payments and, thereafter, in accordance with the respective contributions with respect to such services of the relevant funds. This management fee will be subordinated to KRATON’s 8.125% Notes in the event of a bankruptcy of the company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table sets forth the fees billed to us and our predecessor by our independent auditors, KPMG LLP:

	2005	2004
	(In Thousands)
Audit fees	$802	$710
Audit-related fees	427	436
Tax fees	325	431
Other fees	—	—

Total fees	$1,554	$1,577

     Audit fees are the fees billed by KPMG LLP in connection with the audit of our consolidated financial statements.
     Audit-related fees are the fees billed by KPMG LLP for work related to registration statement filings and statutory audits of our subsidiary financial statements.
     Tax fees are the fees billed by KPMG LLP for tax compliance services.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements
The following financial statements are included in Item 8:

Polymer Holdings LLC
(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004

(iii)	Consolidated Statements of Operations — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(iv)	Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(v)	Consolidated Statements of Cash Flows — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(vi)	Notes to consolidated financial statements

\

KRATON Polymers LLC
(vii)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(viii)	Consolidated Balance Sheets as of December 31, 2005 and 2004

(ix)	Consolidated Statements of Operations — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(x)	Consolidated Statements of Changes in Member’s Equity Comprehensive Income (Loss) — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(xi)	Consolidated Statements of Cash Flows — years ended December 31, 2005 and 2004, December 23 through December 31, 2003 and January 1 through December 22, 2003

(xii)	Notes to consolidated financial statements
2.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and are on file with us.
(b)	Exhibits

See Item 15(a) 2 above.

(c)	Financial Statement Schedules

See Schedule II.

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2006	Polymer Holdings LLC
KRATON Polymers LLC
By: /s/ George B. Gregory
Chief Executive Officer
     This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature	Title

/s/ George B. Gregory	Chief Executive Officer and a Director (Principal Executive Officer)
/s/ Raymond K. Guba	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Richard Boyce	Director
/s/ Kelvin Davis	Director
/s/ Michael MacDougall	Director
/s/ Timothy Walsh	Director
/s/ John Breckenridge	Director
/s/ Nathan Wright	Director
/s/ Stephan Oppenheimer	Director
/s/ Steven J. Demetriou	Director
/s/ James R. Ball	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Polymer Holdings LLC:

Page

Audited Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003	F-4

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) for the Period from January 1 through December 22, 2003	F-5

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) for Years Ended December 31, 2005 and 2004, and the Period from December 23 through December 31, 2003	F-6

Consolidated Statements of Cash Flows for Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003	F-7

Notes to the Consolidated Financial Statements	F-8
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
KRATON Polymers LLC:

Page

Audited Consolidated Financial Statements for the Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003

Report of Independent Registered Public Accounting Firm	F-44

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-45

Consolidated Statements of Operations for Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003	F-46

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) for the Period from January 1 through December 22, 2003	F-47

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) for Years Ended December 31, 2005 and 2004, and the Period from December 23 through December 31, 2003	F-48

Consolidated Statements of Cash Flows for Years Ended December 31, 2005 and 2004, the Period from December 23 through December 31, 2003, and the Period from January 1 through December 22, 2003	F-49

Notes to the Consolidated Financial Statements	F-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Polymer Holdings LLC:
     We have audited the accompanying consolidated balance sheets of Polymer Holdings LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, and the consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows of KRATON Polymers LLC—Predecessor for the period from January 1 through December 22, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Polymer Holdings LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, and the results of operations and cash flows of KRATON Polymers LLC—Predecessor for the period from January 1 through December 22, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Houston, Texas
March 24, 2006

Polymer Holdings LLC
Consolidated Balance Sheets
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands of U.S. dollars)

	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$100,934	$46,357
Receivables, net of allowances of $1,013 and $750	107,586	120,596
Inventories of products	192,595	211,076
Inventories of materials and supplies	9,336	8,778
Other current assets	23,511	10,381
Deferred income taxes	1,953	—

Total current assets	435,915	397,188
Property, plant, and equipment, less accumulated depreciation	394,192	424,333
Identifiable intangible assets, less accumulated amortization	101,848	109,694
Investment in joint venture	10,542	10,753
Deferred financing costs	14,399	16,799
Other long-term assets	9,605	8,646

Total assets	$966,501	$967,413

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$2,680
Accounts payable—trade	64,345	79,968
Other payables and accruals	48,758	40,059
Due to related parties	13,119	14,471
Deferred income taxes	—	1,240

Total current liabilities	156,792	138,418
Long-term debt, net of current portion	537,418	556,335
Deferred income taxes	29,818	24,513
Long-term liabilities	29,713	25,629

Total liabilities	753,741	744,895

Commitments and contingencies (note 6)
Member’s equity:
Common equity	215,452	200,528
Accumulated other comprehensive income	(2,692)	21,990

Total member’s equity	212,760	222,518

Total liabilities and member’s equity	$966,501	$967,413

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Operations
Consolidated Statements of Operations
(In thousands of U.S. dollars)

				Predecessor
			Period from	Period from
	Year Ended December 31,		December 23 through	January 1 through
	2005	2004	December 31, 2003	December 22, 2003
Revenues:
Sales	$952,921	$791,226	$9,532	$680,263
Other	22,670	16,160	328	12,475

Total revenues	975,591	807,386	9,860	692,738

Costs and expenses:
Cost of goods sold	766,012	692,968	9,796	519,743

Gross profit	209,579	114,418	64	172,995
Research and development expenses	26,152	23,178	458	23,310
Selling, general, and administrative expenses	72,731	64,903	1,624	54,017
Depreciation and amortization of identifiable intangibles	44,090	42,630	860	25,876
Earnings in joint venture	(1,516)	(462)	(28)	(621)
Interest, net	45,733	40,747	556	57,543

Income (loss) before income taxes	22,389	(56,578)	(3,406)	12,870
Income tax (provision) benefit	(7,999)	19,645	1,347	(3,007)

Net income (loss)	$14,390	$(36,933)	$(2,059)	$9,863

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (loss) Period from January 1 through December 22, 2003
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
Period from January 1 through December 22, 2003
(In thousands of U.S. dollars)

	Predecessor
		Accumulated
		Other
	Common	Comprehensive
	Equity	Income	Total
Balance, December 31, 2002	$168,970	$9,602	$178,572
Comprehensive income:
Net income—period from January 1 through December 22, 2003	9,863	—	9,863
Other comprehensive income:
Foreign currency adjustments	—	33,817	33,817

Total comprehensive income			43,680
Capital contributions from parent	150	—	150
Distribution to parent	(3,930)	—	(3,930)

Balance, December 22, 2003	$175,053	$43,419	$218,472

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss) For the Years Ended December 31, 2005 and 2004, and the Period from December 23 through December 31, 2003
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2005 and 2004, and the
Period from December 23 through December 31, 2003
(In thousands of U.S. dollars)

		Accumulated
		Other
	Common	Comprehensive
	Equity	Income (Loss)	Total
Issuance of common units, net of expenses	$239,520	$—	$239,520
Comprehensive income:
Net loss—period from December 23 through December 31, 2003	(2,059)	—	(2,059)
Other comprehensive income (loss):
Foreign currency adjustments	—	1,364	1,364

Total comprehensive loss	—	—	(695)

Balance, December 31, 2003	237,461	1,364	238,825
Comprehensive income:
Net loss—2004	(36,933)	—	(36,933)
Other comprehensive income (loss):
Foreign currency adjustments	—	19,596	19,596
Unrealized gain on interest rate swaps	—	1,030	1,030

Total comprehensive loss	—	—	(16,307)

Balance, December 31, 2004	200,528	21,990	222,518

Comprehensive income:
Net income—2005	14,390	—	14,390
Other comprehensive income (loss):
Foreign currency adjustments	—	(26,539)	(26,539)
Unrealized gain on interest rate swaps	—	1,857	1,857

Total comprehensive loss	—	—	(10,292)
Non-cash compensation related to equity awards	534	—	534

Balance, December 31, 2005	$215,452	$(2,692)	$212,760

See accompanying notes to consolidated financial statements.

Polymer Holdings LLC
Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Cash flows provided by (used in) operating activities:
Net income (loss)	$14,390	$(36,933)	$(2,059)	$9,863
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	44,090	42,630	860	25,876
Amortization of deferred financing costs	2,400	5,563	38	13,370
Accretion of debt discount	11,653	1,758	—	8,505
Loss on disposal of fixed assets	709	314	—	194
Change in fair value of interest rate swaps	(149)	1,739	—	—
Undistributed earnings in joint venture	(1,055)	99	(28)	442
Deferred tax provision (benefit)	580	(23,207)	(396)	(4,219)
Non-cash compensation related to equity awards	534	—	—	—
Decrease (increase) in working capital:
Accounts receivable	1,205	(16,905)	11,504	1,473
Due (to) from related party	(1,567)	(695)	—	8,724
Inventories	517	51,273	(1,271)	(141)
Other assets	(11,886)	(4,820)	3,994	1,650
Accounts payable, other payables and accruals, and long-term liabilities	7,921	52,346	(18,958)	27,816

Net cash provided by (used in) operating activities	69,342	73,162	(6,316)	93,553

Cash flows used in investing activities:
Purchase of business, including transaction costs	—	—	(479,211)	—
Purchase of property, plant and equipment	(18,816)	(34,733)	(2,550)	(13,485)
Proceeds from sale of property, plant and equipment	122	89	—	—

Net cash used in investing activities	(18,694)	(34,644)	(481,761)	(13,485)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	91,914	560,000	—
Repayment of debt	(2,680)	(94,657)	(344,429)	(16,949)
Capital contribution from parent	—	—	239,520	—
Distributions to parent, net	—	—	—	(3,780)
Deferred financing costs	—	(2,400)	(20,000)	—

Net cash provided by (used in) financing activities	(2,680)	(5,143)	435,091	(20,729)

Effect of exchange rate differences on cash	6,609	(4,518)	(485)	(2,673)

Net increase (decrease) in cash and cash equivalents	54,577	28,857	(53,471)	56,666
Cash and cash equivalents, beginning of period	46,357	17,500	70,971	14,305

Cash and cash equivalents, end of period	$100,934	$46,357	$17,500	$70,971

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes	$4,457	$6,645	$—	$3,611
Cash paid during the period for interest	33,006	25,107	6,222	26,850
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
Polymer Holdings LLC
Notes to the Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
(a) Organization, Acquisition, and Description of Business
     Polymer Holdings LLC, or Polymer Holdings, together with its subsidiaries, unless otherwise indicated, are collectively referred to as “we,” “our,” “ours,” and “us,” is a holding company whose only material asset is its investment in KRATON Polymers LLC, or KRATON. KRATON and its subsidiaries own substantially all of the consolidated operating assets. KRATON is the parent of Elastomers Holdings LLC (parent company of our United States operations), KRATON Polymers Holdings B.V. (parent company of the rest of the world operations) and KRATON Polymers Capital Corporation (a company with no operations). TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymer Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and affiliates and KRATON Polymers Management LLC, or Management LLC.
     We manufacture styrenic block copolymers, or SBCs, at our manufacturing facilities in six countries: Belpre, Ohio; Wesseling, Germany; Berre, France; Pernis, The Netherlands; Paulinia, Brazil; and our joint venture in Kashima, Japan. SBCs are highly engineered synthetic elastomers which are used in a wide variety of products to impart flexibility, resilience, strength, durability, and processability. We generally sell our products to customers for use in industrial and consumer applications. Based on our management approach, we believe that all material operations revolve around the manufacturing and sales of SBCs, and we currently report our operations, both internally and externally, as a single business segment.
     In these financial statements, the periods prior to the Acquisition described below represent the financial statements of KRATON and have been labeled as Predecessor to distinguish them from periods subsequent to the Acquisition. The periods subsequent to the Acquisition represent the financial statements of Polymer Holdings. This presentation reflects the significant impact the application of purchase accounting has had on the reported balances and the resulting lack of comparability between pre-Acquisition and post-Acquisition periods.
Corporate Background
     Prior to February 28, 2001, we operated as a number of business units as a part of the Royal Dutch/Shell Group of Companies, or Shell Chemicals, and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement, which we refer to as the Separation. The Separation was financed through: (1) an equity investment of $141.7 million from Ripplewood Chemical Holdings LLC (“Ripplewood Holdings”); (2) borrowings under our original senior credit original facilities (“Original Facilities”); and (3) an offering by us and one of our wholly owned subsidiaries of original senior subordinated notes (“Original Notes”).
The Acquisition
     On December 23, 2003, Polymer Acquisition LLC, or Polymer Acquisition, a wholly owned subsidiary of Polymer Holdings, merged into KRATON, which we refer to as the Acquisition. Under the Merger Agreement dated as of November 5, 2003, as amended and restated on December 23, 2003, the (“Merger Agreement”), among Ripplewood Chemical, Polymer Holdings and Polymer Acquisition, Polymer Holdings acquired all of KRATON’s outstanding equity interests from Ripplewood Chemical for consideration of $770.0 million for the business and $48.0 million for the excess cash on KRATON’s balance sheet immediately prior to closing. Cash funding requirements for the Acquisition were $813.0 million (including the $770.0 million in purchase price for the business and $43.0 million in transaction fees and expenses payable at closing) plus a $48.0 million payment for KRATON’s excess cash balance. These funding requirements were satisfied through:
•	$200.0 million from the proceeds from the issuances by KRATON of 8.125% senior subordinated notes due 2014, or the 8.125% Notes;
•	$360.0 million of borrowings under the loan portion of a new senior secured credit facility entered into by KRATON with Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley and General Electric Capital Corporation, or the senior secured credit facility;

•	An equity contribution to KRATON by Polymer Holdings of $250.0 million in cash; and

•	$48.0 million from KRATON’s cash balance.
     Polymer Holdings is a wholly owned subsidiary of TJ Chemical Holdings LLC and is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P., and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.
     The sources and uses of funds for the Acquisition were as follows (amounts in millions):

Sources:
Term loans	$360.0
Notes	200.0
Capital contribution	250.0
Cash balance	48.0

Total sources	$858.0

Uses:
Purchase of Business	$464.3
Purchase of Original Term Loan including accrued interest and early payment premium	227.1
Purchase of Original Notes including accrued interest and early payment premium	123.6
Fees and expenses	43.0

Total uses	$858.0

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the assets and liabilities acquired as of the date of Acquisition.
     The purchase price allocation included an allocation of approximately $38.4 million to reflect the fair value of inventory, an allocation of approximately $151.1 million to reflect the fair value of property, plant, and equipment, and an allocation of approximately $117.7 million to reflect the fair value of identifiable intangible assets. The purchase price allocation as of December 23, 2003, is as follows (amounts in millions):

Current assets	$393.1
Property, plant, and equipment	415.6
Identifiable intangible assets	117.7
Other assets	33.1

Total assets	$959.5

Current liabilities	$103.3
Long-term debt	556.4
Other long-term liabilities	60.3
Member’s equity	239.5

Total	$959.5

(b) Principles of Consolidation
     The consolidated financial statements include the accounts of all of our wholly owned subsidiaries, with all significant intercompany accounts and transactions, including intercompany profits in inventory, having been eliminated. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation.

(c) Cash Equivalents
     It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1, and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.
(d) Receivables
     Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and national economic data. We review the allowance for doubtful accounts monthly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
(e) Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. We revised estimates relating to our slow moving and obsolete reserves that resulted in a $3.8 million increase to that reserve during the year ended December 31, 2004, and a $1.6 million reduction to that reserve during the period January 1 through December 22, 2003.
(f) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
(g) Identifiable Intangible Assets
     As part of the purchase price allocation made in connection with the Acquisition, we recorded identifiable intangible assets related to technology, trade names/trademarks, and customer relationships of $52.6 million, $25.9 million, and $39.2 million, respectively. Identifiable intangible assets are amortized over 15 years.
(h) Investment in Joint Venture
     Our 50% equity investment in a joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture recorded in earnings in joint venture in the accompanying statement of operations.

(i) Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.
     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
(j) Deferred Financing Costs
     As a result of the Acquisition, and the subsequent payment of the Original Term Loans and the Original Notes, we wrote-off the remaining deferred financing costs of $10.2 million as a component of interest expense. In addition, we established $20.0 million of deferred financing costs related to the Acquisition. Deferred financing costs relating to long-term debt are amortized over the term of the related debt instrument using the effective interest method. During the year ended December 31, 2004, we made prepayments, on the term portion of our senior secured credit facility, in the approximate amount of $91.3 million which resulted in the write off of approximately $2.9 million of deferred financing cost related to the Acquisition. We incurred approximately $0.5 million of fees in connection with the amendment to KRATON’s senior secured credit facility, dated October 21, 2004, and these fees were recorded as deferred financing costs. In addition, we established approximately $1.9 million of deferred financing costs related to the issuance on November 2, 2004, of the 12% Senior Discount Notes due July 15, 2014.
(k) Income Taxes
     We conduct operations in separate legal entities, as a result, income tax amounts are reflected in these financial statements for each of those jurisdictions. For the periods prior to the Acquisition, the U.S. operations income taxes have not been provided for in the accompanying consolidated statement of operations or deferred taxes in the accompanying balance sheet as they conducted through limited liability company which was a flow-through entity for federal income tax purposes. Accordingly, our members were responsible for any federal or state income tax liabilities resulting from those operations prior to the Acquisition. Subsequent to the Acquisition, we are considered a U.S. income tax paying entity and have provided for income taxes in the consolidated statement of operations for the period from December 23 through December 31, 2003, and the years ended December 31, 2004 and 2005.
     Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
(l) Revenue Recognition
     We recognize revenue from sales when title transfers and products are shipped. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenues) are also recorded upon shipment.
     We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.
(m) Research and Development Expenses
     Research and development expenses are expensed as incurred.

(n) Foreign Currency Translation and Foreign Exchange
     Financial statements of our operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive gain (loss) in member’s equity.
     We have designated a portion of our investment in our subsidiary KRATON Polymers Holdings, B.V. as indefinitely invested. The amount of this investment was $96.8 million as of December 31, 2005 and 2004. As a result, the impact of the change in foreign currency on this investment is recorded as a component of other comprehensive gain (loss) in member’s equity.
(o) Derivative Instruments and Hedging Activities
     We follow the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for derivative instruments and hedging activities. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Accounting for qualified hedges allows a derivative’s gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.
(p) Environmental Costs
     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.
(q) Disclosures about Fair Value of Financial Instruments
     The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and; accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.
(r) Financial Statement Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include allowances for doubtful accounts, inventory reserves, environmental reserves, litigation contingencies, assets and obligations related to employee benefits, and taxes, among others. Actual results could differ from these estimates.
(s) Asset Retirement Obligations
     SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in June 2001. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, as Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.
     We have no assets that are legally restricted for purposes of settling asset retirement obligations. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these current assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our United States and Brazil manufacturing assets, our manufacturing assets in Europe all are located on leased land. For these assets, we used the lease termination dates as the estimate for when our asset retirement obligations related to those assets will be settled. Our asset retirement obligations, related to our European assets, were insignificant.
(t) Stock-Based Compensation
     We account for our stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No expense for stock options is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The fair value for the options awarded in 2005 and 2004, for all fixed stock option plans was estimated as of the date of the grant using the Black-Scholes valuation model. The following table sets forth the weighted-average assumptions for 2005 and 2004, respectively.

	Year Ended
	2005	2004

Risk-free interest rate	3.95%	3.52%
Volatility factor	0.98	1.10
Weighted-average expected life	5.00	5.00
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The impact on our results of operations, as a result of applying SFAS No. 123R, is not expected to be materially different from the pro forma results of operations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands):

	Year Ended
	2005	2004

Reported net income (loss)	$14,390	$(36,933)
Add: Stock-based employee compensation expense (1)	—	—
Less: Total fair value computed stock-based compensation, net of tax	(l,010)	(685)

Pro forma net income (loss)	$13,380	$(37,618)

(1)  Amount does not include stock-based compensation of $534 and $0, for the year ended December 31, 2005 and 2004, respectively, related to the Company’s restricted stock awards.
     The weighted-average grant-date fair value of options granted during 2005 and 2004, was $0.65 and $0.69, respectively.
     The Black-Scholes option valuation model used by us was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management’s opinion that our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

(u) Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for nonpublic companies at the beginning of the first interim or annual period that begins after December 2005, and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may impact the Company’s results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its consolidated financial statements.
     In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, as Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The provisions of FIN No. 47 are effective December 31, 2005.
(2) Detail of Certain Balance Sheet Accounts (in thousands)

	December 31,
	2005	2004
Inventories:
Finished products	$167,454	$185,609
Work in progress	2,615	3,844
Raw materials	22,526	21,623

	$192,595	$211,076

Property, plant, and equipment:
Land	$12,115	$12,648
Buildings	27,516	29,966
Plant and equipment	403,574	409,422
Construction in progress	14,957	10,383

	458,162	462,419
Less accumulated depreciation	63,970	38,086

	$394,192	$424,333

Other payables and accruals:
Employee related	$16,217	$6,250
Interest	8,069	8,143
Property and other taxes	5,095	5,814
Customer rebates	4,382	6,417
Income taxes (receivable) payable	752	174
Other	14,243	13,261

	$48,758	$40,059

Identifiable intangible assets:
Technology	$52,576	$52,576
Customer relations	39,260	39,260
Trademarks	25,860	25,860

	117,696	117,696
Less accumulated amortization	15,848	8,002

	$101,848	$109,694

     The identifiable intangible assets are being amortized over 15 years. Aggregate amortization expense for amortizing intangible assets was approximately $7.8 million for the years ended December 31, 2005 and 2004. Estimated amortization expense for each of the next 5 years is approximately $7.8 million.

(3) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,
	2005	2004
Senior Secured Credit Facilities:
Term loans	$262,663	$265,343
Revolver	—	—
8.125% Notes	200,000	200,000
12% Discount Notes	105,325	93,672

Total debt	567,988	559,015
Less current portion of long-term debt	30,570	2,680

Total long-term debt	$537,418	$556,335

(a) Senior Secured Credit Facilities
     In connection with the Acquisition, KRATON entered into senior secured credit facility in the aggregate principal amount of $420 million. The senior secured credit facility consists of a $60 million revolving credit facility, or the Revolving Facility, and the loans made thereunder, or the Revolving Loans and a $360 million term loan facility, or the senior secured credit facility, and the loans made thereunder, or the Term Loans, and is subject to the terms and conditions of the credit agreement, dated as of December 23, 2003, or the Credit Agreement, among us, various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation. We, and each of KRATON Polymers U.S. LLC, Elastomers Holdings LLC, and KRATON Polymers Capital Corporation, all of which are our subsidiaries, such entities, together with us, or the Loan Parties, and Polymer Holdings, have guaranteed the senior secured credit facility. The senior secured credit facility is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including, without limitation, intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2005, and December 31, 2004, we had no outstanding borrowings under the Revolving Facility.
     KRATON entered into an amendment to our senior secured credit facility, dated October 21, 2004, or the Amendment to the Credit Agreement, to:
(1)	permit the issuance of the 12% Senior Discount Notes, or the 12% Discount Notes, which generated aggregate gross proceeds of $91.9 million, which was then contributed to us to prepay $76.2 million of Term Loans, with the remaining cash (net of fees and expenses) used for general corporate purposes;

(2)	provide for more flexibility in the maximum permitted leverage ratio covenant and minimum required interest coverage ratio covenant;

(3)	amend the maximum permitted capital expenditures covenant;

(4)	make certain modifications to the definition of Adjusted EBITDA, which is one of the components utilized in calculating the leverage and interest coverage ratios; and

(5)	increase the interest rate with respect to the Term Loans by 0.25% per annum until, after June 30, 2005, a specified senior leverage ratio is met or until certain ratings are obtained.
Maturity
     Loans outstanding under the Revolving Facility are payable in a single maturity on December 23, 2008. The Term Facility is payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility. The remaining balance is payable in four equal quarterly installments commencing on March 31, 2010, and ending on December 23, 2010.

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
Mandatory Prepayments
     The term loan portion of the credit facility will be subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility. We will be required to make a prepayment of approximately $28.0 million related to excess cash flow generated during the period ended December 31, 2005.
     During the year ended December 31, 2004, we made voluntary prepayments on the term loan portion of the credit facility of $91.3 million. We were not required to make a prepayment related to excess cash flow generated during the period ended December 31, 2004.
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
     As of December 31, 2005 and 2004, we are in compliance with all covenants under the Credit Agreement.
(b) Senior Subordinated Notes Due January 15, 2014
     In connection with the Acquisition, KRATON and KRATON Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. We and each of KRATON Polymers U.S. LLC and Elastomers Holdings LLC together, the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2005, and 2004, is $200.0 million.
Interest
     The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable: (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2004; (2) upon any redemption or prepayment as described below; and (3) at maturity.

Optional Redemption
     Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued, and unpaid interest. Prior to January 15, 2009, we may redeem up to a maximum of 35% of the 8.125% Notes with the proceeds of certain permitted equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued, and unpaid interest.
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
     As of December 31, 2005 and 2004, we are in compliance with all covenants under the 8.125% Notes.
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
(c) Senior Discount Notes Due July 15, 2014
     In connection with the Amendment to KRATON’s Senior Secured Credit Facility, we and KRATON Polymers Capital on November 2, 2004, issued $150 million principal amount at maturity (of which $91.9 million of net cash proceeds were realized) of 12% Senior Discount Notes due 2014, or the 12% Discount Notes. Neither we nor any of our subsidiaries guarantee the 12% Discount Notes. The 12% Discount Notes had an initial accreted value of $612.76 per $1,000 in principal amount at maturity. The accreted value of each Note will increase on a daily basis from the date of issuance until January 15, 2009, at a rate of 12.000% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009, will equal the principal amount at maturity. The amount of the 12% Discount Notes outstanding at December 31, 2004, is $150.0 million, with an accreted value of $93.7 million.
Interest
     No cash interest will accrue on the 12% Discount Notes prior to January 15, 2009. Thereafter, cash interest on the 12% Discount Notes will accrue and be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2009, at a rate of 12.000% per annum. Interest is payable: (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2009; (2) upon any redemption or prepayment as described below; and (3) at maturity.
Optional Redemption
     At any time prior to January 15, 2007, we may elect to redeem up to 35% of the 12% Discount Notes at a redemption price of 112.000% of the Accreted Value thereof at the redemption date, with the net cash proceeds of one or more Equity Offerings by us or KRATON, to the extent the net proceeds are distributed by KRATON to us, or a contribution to the common equity of capital of us from the net proceeds of one or more equity offerings by a direct or indirect payment of us. On or after January 15, 2009, we may elect to redeem the 12% Discount at certain predetermined redemption prices, plus accrued, and unpaid interest.

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
     As of December 31, 2005 and 2004, we are in compliance with all covenants under the 12% Discount Notes.
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
     The registration rights agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or Polymer Holdings would be in registration default. The SEC did not declare the registration statement to be effective on or before July 1, 2005, and accordingly, KRATON accrued the special interest subsequent to July 1, 2005, through October 20, 2005, the date Polymer Holdings completed the offer to exchange.
(d) Original Senior Secured Credit Facilities
     In connection with the Separation, we and Ripplewood Holdings entered into senior secured credit facilities, or the Original Facilities in the aggregate principal amount of $350,000,000. The Original Facilities consisted of a $50,000,000 revolving credit facility (the “Original Revolving Facility”, and the loans made thereunder, the Original Revolving Loans) and a $300,000,000 term loan facility (the Original Term Facility, and the loans made thereunder, the “Original Term Loans”) and are subject to the terms and conditions of the Original Credit Agreement, dated as of February 28, 2001, (the “Original Credit Agreement”), among us, Ripplewood Holdings, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. The Original Facilities were secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including, without limitation, intellectual property, real property, all of our capital stock and each of our domestic subsidiaries and 66% of the capital stock of our direct foreign subsidiaries of each Loan Party. As of December 31, 2002, we had no outstanding borrowings under the Original Revolving Facility. Ripplewood Holdings and each of KRATON Polymers U.S. LLC, Elastomers Holdings LLC, and KRATON Polymers Capital Corporation, all of which are our subsidiaries, such entities, together with us, the Loan Parties, guaranteed the Original Facilities. In connection with the Acquisition, all amounts outstanding under the Original Facilities were repaid.
Interest
     The Loans bore interest, at our election, at: (a) the LIBOR Rate plus the Applicable Rate such Loans, Eurodollar Loans, or (b) the Alternate Base Rate plus the Applicable Rate, such Loans, ABR Loans. The LIBOR Rate with respect to any interest period was the rate appearing on Page 3750 of the Dow Jones Market Service as the rate for dollar deposits with a maturity comparable to such interest period. The Alternate Base Rate meant the highest of: (1) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; (2) the secondary market rate for 3-month certificates of deposit (adjusted for statutory reserve requirements) plus 1%; and (3) the federal funds effective rate from time to time plus 0.5%. The Applicable Rate meant 3.25% per annum with respect to any Original Term Loan, which is an ABR Loan, and 4.25% with respect to any Original Term Loan which is a Eurodollar Loan as of December 31, 2002. The Applicable Rate with respect to Original Revolving Loans was calculated based on our total leverage ratio at the end of each fiscal quarter and ranged from 1.75% (for ABR Loans if the total leverage ratio is less than or equal to 2.50 to 1.00) to 3.5% (for Eurodollar Loans if the total leverage ratio is greater than 3.25 to 1.00). Interest on ABR Loans was payable quarterly in arrears. Interest on Eurodollar Loans was payable at the end of each interest period selected by us, which interest period may be one, two, three, six, (or, with the consent of each Lender, nine or twelve) months.
Mandatory Prepayments
     We, at our option, could have prepaid the Original Term Loans at any time. On September 9, 2002, we made voluntary prepayments on the Original Term Loan of $10 million. We made a required prepayment related to excess cash flow generated during the ten months ended December 31, 2001, of $22.4 million on April 2, 2002. We were not required to make a prepayment related to excess cash flow generated during the year ended December 31, 2002.
(e) Original Senior Subordinated Notes Due February 28, 2011
     In connection with the Separation, we and Polymers Capital Corporation sold the Original Notes in an aggregate principal amount of $110 million. The Original Notes were subject to the provisions for mandatory and optional prepayment and acceleration contained in the Securities Purchase Agreement (the “SPA”) and were payable in full on February 28, 2011. Holdings and each of KRATON Polymers U.S. LLC and Elastomers Holdings LLC (together, the “Subsidiary Guarantors”), guaranteed the Notes. The carrying value of the Notes at December 31, 2002, was $101.5 million. At the time of the Original Transaction, the carrying value of the Original Notes was reduced by the market value of the warrants to purchase Ripplewood Holdings Class B Units which were issued to purchasers of the Original Notes. This difference was scheduled to be accreted as a component of interest expense through February 28, 2007.
Interest
     The Original Notes bore interest at a fixed rate of 13% per annum. Interest was payable: (1) twice each year; (2) upon any redemption or prepayment as described below; and (3) at maturity.
Warrants
     In connection with the sale of the Original Notes, Ripplewood Holdings issued warrants, exercisable at a nominal price, to purchase 10,970 Class B Units. Accretion on the warrants for the period from January 1 through December 22, 2003, included as a component of interest expense was approximately $8.5 million.
     In connection with the Acquisition, the Original Notes were paid in full along with accrued interest on December 23, 2003. During the period from January 1 through December 22, 2003, the Original Notes were accreted to the full principal amount of $110.0 million. The accretion amount was approximately $8.5 million and is included as a component of interest expense in the Consolidated Statement of Operations for the period from January 1 through December 22, 2003. Due to the Original Notes being paid off prior to the optional redemption date, a premium of approximately $9.1 million was paid and this amount is included as a component of interest expense in the Consolidated Statement of Operations for the period December 22, 2003.

(f) Debt Maturities
     The estimated remaining principal payments on our outstanding total debt as of December 31, 2005, are as follows (in thousands):

Principal
Payment
Year ending December 31:
2006	$30,570
2007	2,680
2008	2,680
2009	2,680
2010	224,053
Thereafter	350,114

Total debt	$612,777
Less unaccreted value of 12% Discount Notes	44,789

Total Debt	$567,988

(4) Income Taxes
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
     Prior to the Acquisition KRATON was, for U.S. tax purposes, considered a flow-through entity and therefore, did not pay U.S. income taxes. Therefore, a U.S. tax provision was not required. We do, however, own foreign subsidiaries that are subject to tax in various jurisdictions. Subsequent to the Acquisition, we have provided U.S. income taxes as we are considered a U.S. taxpayer.
     The (provision) benefit for income taxes is as follows (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Current tax provision:
U.S.	$—	$(158)	$—	$—
Foreign	(7,419)	(3,404)	951	(7,226)

Total	(7,419)	(3,562)	$951	$(7,226)

Deferred tax provision:
U.S.	7,820	18,609	228	—
Foreign	(8,400)	4,598	168	4,219

Total	(580)	23,207	396	4,219

Income tax (provision) benefit	$(7,999)	$19,645	$1,347	$(3,007)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the Acquisition, the book basis of foreign assets and liabilities were stepped-up to their estimated fair market value. No such step-ups were recorded for tax purposes.

     Significant components of deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Property, plant, and equipment	$(98,564)	$(70,740)
Identifiable intangibles	(11,614)	(16,674)
Inventory	(151)	—
Interest rate swaps	(1,555)	(556)
Other	(483)	—

Total deferred tax liabilities	(112,367)	(87,970)

Deferred tax assets:
Net operating loss carryforward	91,703	69,310
Inventory	884	1,706
Pension accrual	1,036	955
Other	2,218	417
Interest	—	588

Total deferred tax assets	95,841	72,976

Valuation allowance for deferred tax assets	(11,339)	(10,759)

Net deferred tax liabilities	$(27,865)	$(25,753)

Net deferred tax liabilities of (in thousands):

	December 31,
	2005	2004
Current deferred tax assets	$2,407	$417
Non-current deferred tax assets	93,433	61,800
Current deferred tax liabilities	(454)	(1,657)
Non-current deferred tax liabilities	(123,251)	(86,313)

Net deferred tax liabilities	$(27,865)	$(25,753)

     Our operations are subject to local income tax. For the period since the Separation and prior to the Acquisition in the table below, income taxes at the statutory rate are computed on non-U.S. operations only. The reconciliation of income taxes computed at the U.S. federal statutory rate to the income tax (provision) benefit is as follows (in thousands):

				Predecessor
			Period from	Period from
	Year Ended December 31,		December 23 through	January 1 through
	2005	2004	December 31, 2003	December 22, 2003
Income taxes at the statutory rate	$(7,837)	$19,802	$1,192	$(4,975)
Foreign tax rate differential	(729)	285	(13)	(57)
State tax rate differential	(613)	1,299	—	—
Excess purchased tax basis	1,814	5,510	168	1,739
Change in valuation allowance	(580)	(6,876)	—	400
Other	(54)	(375)	—	(114)

Income tax (provision) benefit	$(7,999)	$19,645	$1,347	$(3,007)

     As of December 31, 2005, we had $91.7 million of operating loss carryforwards for income tax purposes in the following tax jurisdictions: United States $57.6 million, France $16.1 million, Germany $5.1 million and The Netherlands $12.9 million. The United States operating loss carryforward will expire in 2023 and 2024, if not utilized in prior years. The operating loss carryforwards for France, Germany and The Netherlands can be carried forward indefinitely. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.

     As of December 31, 2005 and 2004, a valuation allowance of $11.3 million and $10.8 million had been recorded related to certain deferred tax assets.
     In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2005, management believes it is more likely than not that it will not realize the majority of its deferred tax assets.
(5) Employee Benefits
     We have established the following benefit plans:
(a) U.S. Retirement Benefit Plans
     We have a noncontributory defined benefit pension plan in the U.S. which covers all salaried and hourly wage employees. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001, and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and KRATON service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only KRATON service (since March 1, 2001) is considered when calculating benefits.
     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial assumptions is stated as flows (in thousands):

	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation beginning of period	$53,051	$42,951
Service cost	3,545	3,324
Interest cost	3,114	2,777
Benefits paid	(301)	(179)
Actuarial (gain) loss	2,136	4,178
Plan amendments	(2,045)	—

Benefit obligation at end of period	$59,500	$53,051

Change in plan assets:
Fair value at beginning of period	$33,522	$30,754
Actual return on plan assets	2,869	2,947
Employer contributions	368	—
Benefits paid	(301)	(179)

Fair value at end of period	$36,458	$33,522

	December 31,
	2005	2004
Development of net amount recognized:
Funded status	$(23,043)	$(19,529)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	4,129	3,963

Net amount recognized	$(18,914)	$(15,566)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(18,914)	$(15,566)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Plan with accumulated benefit obligations in excess of plan assets were $59,500,407, $46,679,870 and $36,457,649, respectively, as of December 31, 2005, and $53,051,159, $39,145,655, and $33,521,561, respectively, as of December 31, 2004.

     Net periodic pension costs consist of the following components (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Service cost benefits earned during the period	$3,544	$3,324	$56	$2,748
Interest on prior year’s projected benefit obligation	3,114	2,777	45	2,231
Expected return on plan assets	(2,942)	(2,731)	(51)	(2,505)
Amortization of prior year service cost	—	—	—	9

Net pension costs	$3,716	$3,370	$50	$2,483

	December 31,
	2005	2004
Weighted average assumptions used to determine benefit obligations at December 31:
Measure date	12/31/2005	12/31/2004
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
Weighted average assumptions used to periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.25%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
     The expected long-term rate of return on asset assumption was chosen from a range of likely results of compound average annual returns over a 20-year time horizon. The expected returns used in the model were based on historical equity and bond market returns during the period 1926 to 2004 as well as KRATON’s present asset allocation.
          Plan Assets
     KRATON Polymers U.S. LLC’s pension plan asset allocations at December 31, 2005 and 2004, by asset category are as follow:

	Percentage of
	Plan Assets
	at December 31,
Asset Category	2005	2004
Equity Securities	67.6%	61.6%
Debt Securities	31.9%	38.3%
Other	0.5%	0.1%

Total	100.0%	100.0%

          Contributions
     KRATON Polymers U.S. LLC expects to contribute $2.8 million to its pension plan in 2006.
          Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2006	$378
2007	501
2008	668
2009	868
2010	1,151
Years 2011-2014	12,124
(b) Other Retirement Benefit Plans
     We have established a defined benefit plan in The Netherlands designed to be equivalent to the plan provided by Shell Chemicals. Employer and employees contribute to this plan. The planned retirement age under the previous Shell Chemicals arrangement was 60 years of age. Under the terms of our plan, the normal retirement age has been established at 65 years of age. However, employees over the age of 35 as at March 1, 2001, will retain the retirement age of 60. For employees aged 35 years or under as of March 1, 2001, normal retirement age has been increased to 65 years, and we have established a separate defined contribution plan and contribute 2.75% of pensionable salary into this plan. The defined benefit plan is available for new employees with a retirement age of 65 years. The defined contribution plan is available to new employees on a voluntary basis. Only employee contributions will apply to the defined contribution plan. Contributions to the defined benefit plan for the year ended December 31, 2005, the year ended December 31, 2004, for the period from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, were $1.8 million, $1.9 million, $0 and $1.8 million, respectively.
     On March 1, 2001, we established a defined contribution plan in the United Kingdom. This plan applies only to employees who transferred from Shell Chemicals and these employees had the option to transfer a “Transfer Value” relating to their Shell Chemicals pension plan services to our plan. The employee and employer contribute to this plan. Employee contributions are 4% of base pay above the applicable upper earnings limit. Our contributions vary and were established on an individual basis to provide an equivalent benefit plan to the one previously offered by Shell Chemicals. There will be no additional members admitted to this plan. We also established a defined contribution plan for United Kingdom employees who joined us since March 1, 2001. Employees are required to contribute a minimum of 4% of their base salary into the Plan, and we contribute a minimum of 5%. Contributions to the plan for the year ended December 31, 2005, the year ended December 31, 2004, the period ended from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, were $0.2 million, $0.3 million, $0 and $0.3 million , respectively.
(c) Postretirement Benefits Other Than Pensions
     Health and welfare benefits are provided to benefit eligible employees in the U.S. who retire from KRATON. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred.
     Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or KRATON postretirement health and welfare plans.
     We accrue the cost of these benefits during the period in which the employee renders the necessary service.

     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements, and underlying actuarial assumptions are as follows (in thousands):

	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation beginning of period	$9,909	$7,921
Service cost	367	427
Interest cost	475	535
Benefits paid	(81)	(53)
Actuarial gain (loss)	(1,703)	1,079
Plan amendments	—	—

Benefit obligation at end of period	$8,967	$9,909

Reconciliation of plan assets (1):
Employer contributions	$81	$53
Benefits paid	(81)	(53)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. As of December 31, 2005 and 2004, we have recorded an asset of approximately $5.5 million and $5.0 million, respectively, as our estimate of the present value of this commitment.

	December 31,	December 31,
	2005	2004
Development of net amount recognized:
Funded status	$(8,967)	$(9,909)
Unrecognized cost:
Actuarial gain (loss)	(620)	1,079

Amount recognized in the statement of financial position	$(9,587)	$(8,830)

     Net periodic plan costs consist of the following components (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Service cost	$367	$426	$8	$416
Interest cost	475	535	9	455
Recognized net actuarial gain	(4)	—	—	—

Net plan costs	$838	$961	$17	$871

	December 31,
	2005	2004
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2005	12/31/2004
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	N/A	N/A

Weighted average assumptions used to net periodic benefit cost:
Discount rate	6.00%	6.25%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	9.40%	8.00%
Rate to which the cost trend rate is assumed to declined (the ultimate trend rate)	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2010

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$55	$(52)
Effect on postretirement benefit obligation	511	(311)
(d) KRATON Savings Plan
     The KRATON Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.
     Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. During 2005 we made employer contributions of 0%, 3%, 5%, or 10% of a participant’s compensation, based upon the employee’s completed years of service. Effective January 1, 2006 we modified the KRATON Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we will make a transition contribution of 4% during 2006 and reduced to 2% in 2007. For employees who elected to lock in their KRATON pension benefits as of December 31, 2005, we will make an enhanced employer contribution of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit of $40,000 for the combined total of employee and employer contributions. Contributions to the plan for the year ended December 31, 2005, the year ended December 31, 2004, the period from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, were $2.8 million, $3.0 million, $0.1 million, and $3.0 million, respectively.
(e) Membership Units
     We provided certain key employees who held interests in us prior to the Acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004, and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards will vest 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units will not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory or Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 will vest 20% on each of the first five anniversaries of his employment commencement date (March 8, 2004,) so long as Mr. Bradley remains employed by us through the applicable vesting date. The award for $100,000 will vest 20% on each of the first five anniversaries, which will commence vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. The amount to Messrs. Gregory, Bradley and Fogarty will be recognized in earnings over the vesting period. As of December 31, 2005, there were 2,935,000 membership units of Management LLC issued and outstanding.
(f) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2005, there were 14,835,000 options granted and outstanding. All options granted in fiscal 2004 and fiscal 2005, had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
     In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the option is still an employee on the vesting date. With respect to directors, their options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of grant. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.
     A committee, or the Committee of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a participant’s employment (other than without cause or by the participant for good reason within the 2-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) 1-year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such option.
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
(g) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by KRATON or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. As of December 31, 2005, there were 2,231,250 profits units granted and not yet vested.

(h) KRATON Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004 the Board of Directors adopted the KRATON Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the KRATON Deferred Compensation Plan and as of December 31, 2005, there were no granted or outstanding membership units.
(i) 2006 Incentive Compensation Plan
     On March 8, 2006, the Compensation Committee of the Board of Directors, or the Board, of KRATON approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2006 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2006, the Board will establish a common bonus pool proportional to the EBITDA generated. It is expected that the common bonus pool be in the range of $5 million — $10 million, but could be more or less depending on performance. Once the common bonus pool is determined based on EBITDA, the common bonus pool under the 2006 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
(j) Severance Cost
     During the years ended December 31, 2005, and December 31, 2004, we recorded approximately $0.6 million and $2.1 million, respectively, of severance costs related to the resignations of certain executive officers.
     In September 2004, our management approved a plan to reduce our cost structure by reducing our work force. This plan included work force reductions of 33 employees across all levels and functions. The 33 employees were terminated during 2004. We recognized approximately $1.2 million of severance costs in 2004 for this plan, which were recorded in selling, general and administrative expense in the consolidated statement of operations. During 2005 our management approved a plan to further reduce our cost structure by reducing our workforce. We recognized approximately $1.6 million of severance costs in 2005 for this plan, which were recorded as selling, general and administrative expense in the consolidated statement of operations. At December 31, 2005, and December 31, 2004, we had recorded an accrual for severance costs of approximately $0.4 million and $0.7 million, respectively, recorded in other payables and accruals in the consolidated balance sheet.
(6) Commitments and Contingencies
(a) Lease Commitments
     We have entered into various long-term noncancelable operating leases. Future minimum lease commitments at December 31, 2005, are as follows: 2006 — $7.0 million; 2007 — $6.3 million; 2008 — $6.0 million; 2009 — $5.8 million; 2010 — $5.7 million; and thereafter — $7.5 million. We recorded $7.2 million, $6.4 million, $0.1 million, $6.1 million in rent expense for the year ended December 31, 2005, the year ended December 31, 2004, the period from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, respectively.
(b) Environmental and Safety Matters
     Our finished products are not classified as hazardous. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.
     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance, in all material respects, with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities are inherent in our operations and products, as it is with other companies engaged in similar businesses.
     The Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2005, 2004 and 2003.
(c) Legal Proceedings
     We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations, or cash flows. Furthermore Shell Chemicals, has agreed subject to certain limitations to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.
(d) Pernis, The Netherlands Manufacturing Facility Fire
     On June 6, 2004, a fire occurred at our Pernis, The Netherlands manufacturing facility, which is operated for us by Shell Nederland Chemie, a subsidiary of Shell Chemicals, under an operating agreement. There were no known injuries or environmental damages and no claims have been made against us arising out of this incident. We currently do not believe we have any liability related to this incident. The damage to property was approximately $4 million, which we expect will be covered by our property and casualty insurance, subject to a $1 million insurance deductible. The amount of the deductible was included as additional cost of goods sold during the year ended December 31, 2004. To date, we have received $1.5 million of insurance proceeds and recorded a $0.5 million gain on disposal of assets related to the insurance proceeds in the year ended December 31, 2005. We continue to negotiate with our insurance carrier to settle the remaining claim.
     We have business interruption insurance, which requires a minimum of 45 days of business interruption and satisfaction of a $2.5 million deductible before any benefit may be realized. We have received $0.9 million of insurance proceeds, representing full and final settlement of the business interruption insurance and recorded that amount as a gain in the year ended December 31, 2005.

(7) Financial Instruments
(a) Interest Rate Swap Agreements
     Under the term loan portion of the senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. As of December 31, 2005, the fair market value of the agreement in effect was an asset of $2.9 million. The agreements have an average fixed rate of 3.524%.
(b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2005, and 2004 (in thousands):

	2005
	Carrying Value	Fair Value
Term loans	$262,663	$262,663
8.125% Notes	200,000	192,000
12% Discount Notes	105,325	108,375

	2004
	Carrying Value	Fair Value
Term loans	$265,343	$265,343
8.125% Notes	200,000	196,474
12% Discount Notes	93,672	90,942
     Due to the Term Loans having variable interest rates, the fair value equals their carrying value.
(8) Significant Contracts
     We entered into significant contracts with subsidiaries and affiliates of Shell Chemicals at the time of the Separation. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where Shell Chemicals operates some of our foreign manufacturing facilities; (3) site services, utilities, material, and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements, both domestically and foreign facilities; and (5) transitional and interim service agreements. Shell Chemicals was considered a related party until the Acquisition, as Shell Chemicals had an approximately 11% equity in us. See Note 9 for additional information concerning related party transactions.
(a) Leases with Shell Chemicals
     Each of our manufacturing facilities located in Berre, France; Pernis, The Netherlands; and Wesseling, Germany are located on property which is leased to us by Shell Chemicals affiliates under long-term arrangements. The land on which our manufacturing facility in Berre, France is located is leased to us by a Shell Chemicals affiliate under the terms of two 30-year leases beginning from January 1, 2000. Our manufacturing facility in Pernis, The Netherlands is leased to us by a Shell Chemicals affiliate under the terms of a sublease, which expires on June 30, 2024. Our manufacturing facility in Wesseling, Germany is leased to us by Basell B.V. Group of Companies, or Basell pursuant to a business lease agreement for a term of 30 years commencing on March 31, 2000.
     Shell Chemicals leases to us, and provides services at, the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have not determined whether we will relocate this facility to another site. In late 2005, our research and development activities in The Netherlands were relocated to a new leased facility (through 2010) that is not owned by

Shell Chemicals and is located near the current site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     All lease agreements with Shell Chemicals and Shell Chemicals affiliates are at negotiated arm’s length prices.
(b) Operating Agreements with Shell Chemicals
     Shell Chemicals operates our manufacturing facilities located in Berre, France; Pernis, The Netherlands; and Wesseling, Germany.
     Our manufacturing facilities in Berre, France and Pernis, The Netherlands are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Pursuant to two 20-year agreements, Shell Chemicals operates and maintains the manufacturing facilities that we purchased in Berre, France, and Pernis, The Netherlands. Shell Chemicals charges us fees based on certain costs incurred in connection with operating and maintaining these facilities. Pursuant to the agreements, Shell Chemicals employs and provides all staff other than certain plant managers and assistant plant managers and technical personnel whom we may appoint.
     Pursuant to a 40-year agreement dated March 31, 2000, Basell operates, as well as provides certain services, materials, and utilities required to operate, the manufacturing facility in Wesseling, Germany. We pay Elenac GmbH (a German joint venture between Shell Chemicals and BASF GmbH) a monthly fee as well as costs incurred by Elenac in providing the various services, even if the facility fails to produce any output (whether or not due to events within Elenac’s control) or we reject some or all output.
     All operating agreements with Shell Chemicals and Shell Chemicals affiliates are at negotiated arm’s length prices.
(c) Site Services, Utilities, Materials, and Original Facilities Agreements with Shell Chemicals
     Shell Chemicals, through local operating affiliates, provides various site services, utilities, materials, and facilities at the manufacturing facilities they operate and maintain for us in Berre, France, and Pernis, The Netherlands as well as at our research and development facilities in Amsterdam, The Netherlands; Louvain-la-Neuve, Belgium; and Houston, Texas. Generally these services, utilities, materials, and facilities are provided by Shell Chemicals at our manufacturing facilities on either a long-term basis, short-term basis, or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.
     All site services, utilities, materials, and facilities agreements with Shell Chemicals are at negotiated arm’s length prices.
(d) Raw Materials Agreements with Shell Chemicals
     Shell Chemicals supplies minimum annual quantities of styrene, isoprene, and butadiene, the three most important raw materials for the production of KRATON polymer products, to our manufacturing facilities in the U.S. and Europe.
     Under each of the agreements summarized below, reasonably unforeseen circumstances, including plant breakdowns, will excuse performance by either party. In addition, pursuant to the agreements governing our U.S. facility, Shell Chemicals’ inability to acquire any material necessary for manufacturing the applicable raw material from its usual sources and on terms it deems reasonable will excuse Shell Chemicals’ nonperformance. If performance is excused in the U.S., Shell Chemicals is not required to purchase the styrene, isoprene, or butadiene, as the case may be, to satisfy its obligations to us in the U.S., and can apportion its available supply among all its customers and its own internal uses as it deems fair and reasonable. As is the case in the U.S., in Europe, if Shell Chemicals’ performance is excused, Shell Chemicals is not required to purchase the styrene, isoprene, or butadiene, as the case may be, to satisfy its obligations to us and can, during the affected period, reduce, on a pro rata basis, the quantities it supplies to us and other contractual customers.

Styrene
     Pursuant to an agreement dated August 30, 1999, Shell Chemicals, through a local operating subsidiary, supplies, and we purchase, a nominated volume of styrene per year for our manufacturing facility in the U.S. Pursuant to an agreement dated August 4, 2000, we purchase minimum quantities, and Shell Chemicals, through a local operating subsidiary, supplies maximum quantities, of styrene per year in aggregate for our manufacturing facilities in The Netherlands, France, and Germany. The agreed annual quantities are subject to increase or decrease upon annual review by the parties. The contract covering the United States expires on June 30, 2006, as a result of a termination notice given by Shell Chemicals. The contract covering The Netherlands, France, and Germany expires on February 28, 2007, but will continue to be in effect unless terminated with 12 months’ prior written notices by either party. We gave Shell Chemicals notification of termination such that the European styrene agreement will expire on February 28, 2007. In Brazil, we source most of our styrene requirements pursuant to a contract with Innova that expires on December 31, 2006. In Japan, styrene is sourced from nearby Mitsubishi Chemical Company facility.
     For our agreement covering our manufacturing facility in the United States, the price we must pay for styrene varies with the published prices of styrene, benzene, and ethylene. The price we pay for styrene under our agreement covering The Netherlands, France, and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with, among other things, benzene, ethylene, the Dutch consumer price index, the hourly wage rates in the chemicals industry, and the price of sulphur fuel oil.
Isoprene
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility expire on December 31, 2009, and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. Shell has also indicated an interest in terminating the contract prior to December 31, 2009. KRATON is in the process of reviewing the strategic and economic options for our Pernis assets. We have not received a notice of termination as of the date of this report. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from Braskem. In Kashima, Japan, the majority of our isoprene needs are, sourced from JSR on a commercial supply basis and from alternative suppliers as needed.
     Because of the terms of our contract with Shell Chemicals, we benefited from formula prices for isoprene in 2003. Since 2004, we have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.
     If we fail to purchase 95% of the agreed quantity of isoprene in either the U.S. or The Netherlands in a given year, unless excused because of reasonably unforeseen circumstances, including plant breakdowns, we must pay Shell Chemicals an idle capacity fee pursuant to formulas set forth in the contract.
Butadiene
     Pursuant to an agreement dated September 11, 1999, Shell Chemicals, through a local operating subsidiary, supplies, and we purchase, a nominated volume of butadiene per year for our manufacturing facility in the U.S. Pursuant to agreements dated July 1, 1999, and December 1, 1999, we purchase minimum quantities, and Shell Chemicals supplies maximum quantities, of butadiene per year for our manufacturing facilities in France and Germany. The agreed annual quantities are subject to increase or decrease upon annual review by the parties. The contract covering the United States would have expired December 31, 2005, but is renewed automatically unless terminated with twelve months prior written notice by either party. On April 29, 2005, we received formal notice of termination from Shell Chemicals of our United States butadiene contract. The termination is effective April 15, 2006. We continue to discuss terms for a new long-term supply contract for our United States butadiene requirements with Shell Chemicals and alternate suppliers. We cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be favorable to us. As of January 1, 2006, Basell has acquired Shell Chemicals’ butadiene business and has assumed the contract covering France. This contract with Basell expires December 31, 2007, but is renewed automatically unless terminated with twenty-four months prior written notice by either party contracts. The contract covering Germany, with Basell expires December 31, 2040, but is renewed automatically unless terminated within sixty months prior written notice by either party. In Brazil, butadiene is obtained from a local third party source. In Japan, a majority of our butadiene needs are sourced by pipeline from adjacent JSR extraction units on a commercial supply basis.
     In both the U.S. and Europe, Shell Chemicals charges a price based on published market prices for butadiene. In the U.S., however, if we can provide satisfactory evidence of available butadiene, in certain minimum quantities during a 1-year period, of like quality produced in the U.S. at a lower price under similar terms and conditions and Shell Chemicals chooses not to match this lower price, we may deduct all quantities so purchased from the remaining applicable annual quantity.
(e) Infineum
     We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Berre, France manufacturing facility. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has an initial term ending in June 2004, extendable for another 2-year term.
(9) Related Party Transactions
     We entered into transactions with subsidiaries and affiliates of Shell Chemicals at the time of the Separation. Shell Chemicals had an approximately 11% equity interest in us until the Acquisition.
(a) Related-Party Amounts
     The aggregate amounts of related-party transactions were as follows (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Sales to related parties	$2,327	$3,753	$71	$36,792
Purchases from related parties	37,008	39,511	794	236,957
Research and development expenses	—	—	—	6,233
Selling, general, and administrative expenses	—	—	—	962
     The only related-party transactions subsequent to December 22, 2003, are between us and our 50% equity investment in a joint venture at our Kashima site. During the period from January 1 through December 22, 2003, Shell Chemicals was a related party.
(b) Revenues
     Sales to related parties are derived primarily from the sale of finished goods. Amounts due from the related-party were approximately $0.4 million as of December 31, 2005, and $1.6 million as of December 31, 2004. These amounts due from the related-party have been reflected as a reduction to the related-party payable, reported in the balance sheet, as there is only one related-party and the sales to and purchases from the related-party are similar products.
(c) Cost of Goods Sold
     We purchase the majority of our primary feedstocks from Shell Chemicals. As discussed, Shell Chemicals may also provide site services, utilities, materials, Original Facilities, and operatorship services. Amounts due to the related-party, net of the amount due from the related-party, were approximately $13.1 million as of December 31, 2005, and $14.5 million as of December 31, 2004.

(d) Research and Development Expenses
     Research and development activities are performed largely by our employees located at Shell Chemicals’ technology centers in Houston, Texas; The Netherlands, and Belgium.
(e) Other
     At the time of the Separation, we entered into an agreement with Ripplewood Holdings LLC our principal equity investor, to provide consulting and management advisory services to us for an annual fee of $2 million. The agreement terminated as a result of the Acquisition. For the period from January 1 through December 22, 2003, we paid these affiliates approximately $2.2 million which is included in selling, general, and administrative expenses.
     In addition, at the time of the Acquisition we entered into an agreement with the owners of TJ Chemicals to provide consulting and management advisory services to us for an annual fee of $2 million, plus reimbursement of expenses incurred.
     In connection with the Acquisition, Chemical Holdings acquired from us an option to purchase all of our outstanding equity interests in KRATON free and clear of all liens, claims and encumbrances other than those created by us in connection with KRATON’s senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the Acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the Acquisition, $405 million thereafter but on or prior to the second anniversary of the Acquisition, $410 million thereafter but on or prior to the third anniversary of the Acquisition, $415 million thereafter but on or prior to the fourth anniversary of the Acquisition, $900 million thereafter but on or prior to the fifth anniversary of the Acquisition, $1.2 billion thereafter but on or prior to the sixth anniversary of the Acquisition and $1.5 billion thereafter until the option expires. The Call Option Price shall be adjusted under certain circumstances, to take into account contributions made by us to KRATON or any material distributions made by KRATON to us.
(10) Member’s Equity
     Polymer Holdings’ capitalization is governed by an Amended and Restated Limited Liability Company Agreement dated as of December 31, 2003, as amended to date, we refer to this agreement as the Polymer Holdings LLC Agreement. Polymer Holdings’ membership interests authorized by the Polymer Holdings LLC Agreement are 10 Units. At December 31, 2005 and 2004, 10 units were issued and outstanding with no stated value and owned by Chemical Holdings.
     KRATON’s capitalization is governed by an Amended and Restated Limited Liability Company Agreement dated as of February 28, 2001, as amended to date, or the LLC Agreement. Our membership interests authorized by the LLC Agreement are 1000 Units. At December 31, 2005 and 2004, 100 units were issued and outstanding with no stated value and owned by Polymer Holdings LLC.
(11) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net Revenues:
United States	$399,554	$319,159	$284,190
Germany	98,666	90,654	83,004
Japan	57,848	60,020	53,922
Italy	50,638	38,819	37,121
The Netherlands	42,586	32,410	26,644
France	39,333	42,227	31,813
United Kingdom	30,182	24,200	20,043
Brazil	27,001	22,332	14,768
Canada	25,605	21,584	19,959
China	19,691	14,606	12,957
Taiwan	16,436	13,976	11,649
Poland	15,553	10,812	9,387
Argentina	12,472	6,002	5,633
All other countries	140,026	110,585	91,508

	$975,591	$807,386	$702,598

	December 31,
	2005	2004	2003
Long-lived Assets:
United States	$270,639	$261,820	$239,007
France	91,593	101,137	92,166
Brazil	30,008	26,688	24,741
Germany	26,011	30,073	25,739
The Netherlands	23,732	24,042	18,934
Japan	3,342	5,143	4,343
All other countries	12,837	13,516	8,012

	$458,162	$462,419	$412,942

     During the years ended December 31, 2005, 2004 and 2003, no single customer accounted for 10% or more of our net revenues.
(12) Supplemental Guarantor Information
     KRATON and KRATON Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries include Elastomers Holdings LLC, a US holding company, and KRATON Polymers US LLC, a US operating subsidiary, collectively, the Guarantor Subsidiaries fully and conditionally guarantee on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.
     Polymer Holdings was not a party to the issuance of the 8.125% Notes. Polymer Holdings’ separate financial statements are included in the following Supplemental Guarantor Information as of, and for the years ended, December 31, 2005, and December 31, 2004, for the sole purpose that the following consolidated balances will agree to Polymer Holdings’ consolidated financial statements.

Balance Sheet

	As of December 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	—	5,935	3,401	—	9,336
Other current assets	—	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	—	6,027	(4,074)	—	1,953

Total current assets	—	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	—	127,589	173,900	92,703	—	394,192
Identifiable intangible assets	—	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	9,729	—	10,542
Deferred financing costs	1,688	12,711	—	—	—	14,399
Other long-term assets	—	105,385	290,963	4,127	(390,870)	9,605

Total assets	$331,270	$304,264	$696,070	$368,554	$(733,657)	$966,501

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$30,570	$—	$—	$—	$30,570
Accounts payable—trade	—	2,900	26,726	34,719	—	64,345
Other payables and accruals	—	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	—	1,835	18,696	(7,412)	13,119

Total current liabilities	—	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	105,325	432,093	—	—	—	537,418
Deferred income taxes	(4,192)	(9,055)	42,764	301	—	29,818
Long-term liabilities	—	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	101,133	750,062	121,723	179,105	(398,282)	753,741

Commitments and contingencies (note 6)	—	—	—	—	—	—
Member’s equity:	—	—	—	—	—	—
Common equity	230,137	(448,685)	574,347	195,028	(335,375)	215,452
Accumulated other comprehensive income	—	2,887	—	(5,579)	—	(2,692)

Total member’s equity	230,137	(445,798)	574,347	189,449	(335,375)	212,760

Total liabilities and member’s equity	$331,270	$304,264	$696,070	$368,554	$(733,657)	$966,501

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.

(2)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$15,981	$30,376	$—	$46,357
Receivables, net	—	454	43,143	84,467	(7,468)	120,596
Inventories of products	—	1,684	120,264	91,666	(2,538)	211,076
Inventories of materials and supplies	—	—	5,673	3,105	—	8,778
Other current assets	—	2,288	577	7,516	—	10,381

Total current assets	—	4,426	185,638	217,130	(10,006)	397,188
Property, plant, and equipment, less accumulated depreciation	—	138,133	181,292	104,908	—	424,333
Identifiable intangible assets	—	60,883	—	48,811	—	109,694
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	9,940	—	10,753
Deferred financing costs	1,826	14,973	—	—	—	16,799
Other long-term assets	—	118,127	252,066	3,529	(365,076)	8,646

Total assets	$331,408	$337,355	$618,996	$384,318	$(704,664)	$967,413

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$2,680	$—	$—	$—	$2,680
Accounts payable—trade	—	2,900	29,977	47,091	—	79,968
Other payables and accruals	—	8,143	16,199	15,717	—	40,059
Due to (from) related parties	—	—	456	21,483	(7,468)	14,471
Deferred income taxes	—	—	(417)	1,657	—	1,240

Total current liabilities	—	13,723	46,215	85,948	(7,468)	138,418
Long-term debt, net of current portion	93,672	462,663	—	—	—	556,335
Deferred income taxes	(671)	12,344	19,053	(6,213)	—	24,513
Long-term liabilities	—	261,950	12,865	115,890	(365,076)	25,629

Total liabilities	93,001	750,680	78,133	195,625	(372,544)	744,895

Commitments and contingencies (note 6)	—	—	—	—	—	—
Member’s equity:
Common equity	238,407	(414,355)	540,863	167,733	(332,120)	200,528
Accumulated other comprehensive income	—	1,030	—	20,960	—	21,990

Total member’s equity	238,407	(413,325)	540,863	188,693	(332,120)	222,518

Total liabilities and member’s equity	$331,408	$337,355	$618,996	$384,318	$(704,664)	$967,413

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.

(2)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Year ended December 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$523,567	$562,740	$(133,386)	$952,921
Other	—	—	425	22,245	—	22,670

Total revenues	—	—	523,992	584,985	(133,386)	975,591
Costs and expenses:
Cost of goods sold	—	4,939	404,664	489,795	(133,386)	766,012

Gross profit	—	(4,939)	119,328	95,190	—	209,579
Research and development expenses	—	—	12,933	13,219	—	26,152
Selling, general, and administrative expenses	—	—	44,571	28,160	—	72,731
Depreciation and amortization	—	18,390	18,396	7,304	—	44,090
Earnings in joint venture	—	—	—	(1,516)	—	(1,516)
Interest expense (income)	11,790	36,657	(7,624)	4,910	—	45,733

Income (loss) before income taxes	(11,790)	(59,986)	51,052	43,113	—	22,389
Income tax (provision) benefit	3,520	22,401	(18,101)	(15,819)	—	(7,999)

Net income (loss)	$(8,270)	$(37,585)	$32,951	$27,294	$—	$14,390

	Year ended December 31, 2004
	Polymer		Guarantor	Non-Guarantor
	Holding (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$426,346	$462,677	$(97,797)	$791,226
Other	—	—	—	16,160	—	16,160

Total revenues	—	—	426,346	478,837	(97,797)	807,386
Costs and expenses:
Cost of goods sold	—	33,054	325,602	432,109	(97,797)	692,968

Gross profit	—	(33,054)	100,744	46,728	—	114,418
Research and development expenses	—	—	10,845	12,333	—	23,178
Selling, general, and administrative expenses	—	—	38,792	26,111	—	64,903
Depreciation and amortization	—	17,012	18,311	7,307	—	42,630
Earnings in joint venture	—	—	—	(462)	—	(462)
Interest expense (income)	1,784	40,265	(6,124)	4,822	—	40,747

Income (loss) before income taxes	(1,784)	(90,331)	38,920	(3,383)	—	(56,578)
Income tax (provision) benefit	673	34,206	(19,022)	3,788	—	19,645

Net income (loss)	$(1,111)	$(56,125)	$19,898	$405	$—	$(36,933)

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.

(2)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Period from December 23 through December 31, 2003
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$7,313	$3,676	$(1,457)	$9,532
Other	—	—	—	328	—	328

Total revenues	—	—	7,313	4,004	(1,457)	9,860
Costs and expenses:
Cost of goods sold	—	1,525	4,428	5,300	(1,457)	9,796

Gross profit	—	(1,525)	2,885	(1,296)	—	64
Research and development expenses	—	—	214	244	—	458
Selling, general, and administrative expenses	—	—	523	1,101	—	1,624
Depreciation and amortization	—	342	372	146	—	860
Earnings in joint venture	—	—	—	(28)	—	(28)
Interest expense (income)	—	677	(106)	(15)	—	556

Income (loss) before income taxes	—	(2,544)	1,882	(2,744)	—	(3,406)
Income tax benefit	—	168	228	951	—	1,347

Net income (loss)	$—	$(2,376)	$2,110	$(1,793)	$—	$(2,059)

	Predecessor
	Period from January 1 through December 22, 2003
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$366,663	$387,904	$(74,304)	$680,263
Other	—	—	12,475	—	12,475

Total revenues	—	366,663	400,379	(74,304)	692,738
Costs and expenses:
Cost of goods sold	(1,415)	257,523	337,939	(74,304)	519,743

Gross profit	1,415	109,140	62,440	—	172,995
Research and development expenses	—	10,978	12,332	—	23,310
Selling, general, and administrative expenses	—	28,398	25,619	—	54,017
Depreciation	(396)	20,468	5,804	—	25,876
Earnings in joint venture	—	—	(621)	—	(621)
Interest expense (income)	56,854	(4,403)	5,092	—	57,543

Income (loss) before income taxes	(55,043)	53,699	14,214	—	12,870
Income tax provision	(2,000)	—	(1,007)	—	(3,007)

Net income (loss)	$(57,043)	$53,699	$13,207	$—	$9,863

(1)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Year ended December 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$—	$(42,419)	$86,408	$25,353	$—	$69,342
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(12,091)	(6,603)	—	(18,694)

Net cash used in investing activities	—	—	(12,091)	(6,603)	—	(18,694)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	—	—	—	—
Repayment of debt	—	(2,680)	—	—	—	(2,680)
Equity contribution (from parent) to subsidiary	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Proceeds from (payments on) intercompany loans	—	45,099	(35,357)	(9,742)	—	—

Net cash provided by (used in) financing activities	—	42,419	(35,357)	(9,742)	—	(2,680)

Effect of exchange rate difference on cash	—	—	—	6,609	—	6,609

Net increase (decrease) in cash and cash equivalents	—	—	38,960	15,617	—	54,577
Cash and cash equivalents at beginning of period	—	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$—	$54,941	$45,993	$—	$100,934

Statements of Cash Flows

	Year ended December 31, 2004
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$—	$(26,216)	$73,042	$26,336	$—	$73,162
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(24,605)	(10,039)	—	(34,644)

Net cash used in investing activities	—	—	(24,605)	(10,039)	—	(34,644)

Cash flows provided by (used in) financing activities:
Proceeds from debt	91,914	—	—	—	—	91,914
Repayment of debt	—	(94,657)	—	—	—	(94,657)
Equity contribution (from parent) to subsidiary	(90,063)	90,063	—	—	—	—
Deferred financing costs	(1,851)	(549)	—	—	—	(2,400)
Proceeds from (payments on) intercompany loans	—	31,340	(32,274)	934	—	—

Net cash provided by (used in) financing activities	—	26,197	(32,274)	934	—	(5,143)

Effect of exchange rate difference on cash	—	—	—	(4,518)	—	(4,518)

Net increase (decrease) in cash and cash equivalents	—	(19)	16,163	12,713	—	28,857
Cash and cash equivalents at beginning of period	—	19	(182)	17,663	—	17,500

Cash and cash equivalents at end of period	$—	$—	$15,981	$30,376	$—	$46,357

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.

(2)	KRATON Polymers LLC and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Period from December 23 through December 31, 2003
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	KRATON (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows provided by (used in) operating activities	$—	$4,717	$(17,444)	$6,411	$—	$(6,316)
Cash flows used in investing activities:
Purchase of business, including transaction costs	—	(479,211)	—	—	—	(479,211)
Purchase of plant and equipment	—	—	—	(2,550)	—	(2,550)

Net cash used in investing activities	—	(479,211)	—	(2,550)	—	(481,761)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	560,000	—	—	—	560,000
Repayment of debt	—	(344,429)	—	—	—	(344,429)
Proceeds from issuance of common equity	239,520	—	—	—	—	239,520
Equity contribution (from parent) to subsidiary	(239,520)	239,520	—	—	—	—
Deferred financing costs	—	(20,000)	—	—	—	(20,000)
Proceeds from (payments on) intercompany loans	—	39,403	(36,846)	(2,557)	—	—

Net cash provided by (used in) financing activities	—	474,494	(36,846)	(2,557)	—	435,091

Effect of exchange rate difference on cash	—	—	—	(485)	—	(485)

Net increase (decrease) in cash and cash equivalents	—	—	(54,290)	819	—	(53,471)
Cash and cash equivalents at beginning of period	—	19	54,108	16,844	—	70,971

Cash and cash equivalents at end of period	$—	$19	$(182)	$17,663	$—	$17,500

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.

(2)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Predecessor
	Period from January 1 through December 22, 2003
		Guarantor	Non-Guarantor
	KRATON (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(24,604)	$88,717	$29,440	$—	$93,553
Cash flows used in investing activities:
Purchase of plant and equipment	—	(7,390)	(6,095)	—	(13,485)

Net cash used in investing activities	—	(7,390)	(6,095)	—	(13,485)

Cash flows provided by (used in) financing activities:
Repayment of debt	(16,949)	—	—	—	(16,949)
Cash contributions from (distribution to) parent, net	(3,780)	—	—	—	(3,780)
Proceeds from (payments on) intercompany loans	45,315	(28,253)	(17,062)	—	—

Net cash provided by (used in) financing activities	24,586	(28,253)	(17,062)	—	(20,729)

Effect of exchange rate difference on cash	—	—	(2,673)	—	(2,673)

Net increase (decrease) in cash and cash equivalents	(18)	53,074	3,610	—	56,666
Cash and cash equivalents at beginning of period	37	1,034	13,234	—	14,305

Cash and cash equivalents at end of period	$19	$54,108	$16,844	$—	$70,971

(1)	KRATON Polymers and KRATON Polymers Capital Corporation are the issuers of the 8.125% Notes. KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
KRATON Polymers LLC:
     We have audited the accompanying consolidated balance sheets of KRATON Polymers LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, and the consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows of KRATON Polymers LLC—Predecessor for the period from January 1 through December 22, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KRATON Polymers LLC as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from December 23 through December 31, 2003, and the results of operations and cash flows of KRATON Polymers LLC—Predecessor for the period from January 1 through December 22, 2003, in conformity with U.S. generally accepted accounting principles.
Houston, Texas
March 24, 2006
/s/ KPMG LLP

KRATON Polymers LLC
Consolidated Balance Sheets
December 31, 2005 and 2004
(In thousands of U.S. dollars)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$100,934	$46,357
Receivables, net of allowances of $1,013 and $750	107,586	120,596
Inventories of products	192,595	211,076
Inventories of materials and supplies	9,336	8,778
Other current assets	23,511	10,381
Deferred income taxes	1,953	—

Total current assets	435,915	397,188
Property, plant, and equipment, less accumulated depreciation	394,192	424,333
Identifiable intangible assets, less accumulated amortization	101,848	109,694
Investment in joint venture	10,542	10,753
Deferred financing costs	12,711	14,973
Other long-term assets	9,605	8,646

Total assets	$964,813	$965,587

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$2,680
Accounts payable—trade	64,345	79,968
Other payables and accruals	48,758	40,059
Due to related parties	13,119	14,471
Deferred income taxes	—	1,240

Total current liabilities	156,792	138,418
Long-term debt, net of current portion	432,093	462,663
Deferred income taxes	34,010	25,184
Long-term liabilities	29,713	25,629

Total liabilities	652,608	651,894

Commitments and contingencies (note 6)
Member’s equity:
Common equity	314,897	291,703
Accumulated other comprehensive income	(2,692)	21,990

Total member’s equity	312,205	313,693

Total liabilities and member’s equity	$964,813	$965,587

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Operations
(In thousands of U.S. dollars)

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Revenues:
Sales	$952,921	$791,226	$9,532	$680,263
Other	22,670	16,160	328	12,475

Total revenues	975,591	807,386	9,860	692,738

Costs and expenses:
Cost of goods sold	766,012	692,968	9,796	519,743

Gross profit	209,579	114,418	64	172,995
Research and development expenses	26,152	23,178	458	23,310
Selling, general, and administrative expenses	72,731	64,903	1,624	54,017
Depreciation and amortization of identifiable intangibles	44,090	42,630	860	25,876
Earnings in joint venture	(1,516)	(462)	(28)	(621)
Interest, net	33,943	38,963	556	57,543

Income (loss) before income taxes	34,179	(54,794)	(3,406)	12,870
Income tax (provision) benefit	(11,519)	18,973	1,347	(3,007)

Net income (loss)	$22,660	$(35,821)	$(2,059)	$9,863

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
period from January 1 through December 22, 2003
(In thousands of U.S. dollars)

	Predecessor
		Accumulated
		Other
	Common	Comprehensive
	Equity	Income	Total
Balance, December 31, 2002	$168,970	$9,602	$178,572
Comprehensive income:
Net income—period from January 1 through December 22, 2003	9,863	—	9,863
Other comprehensive income:
Foreign currency adjustments	—	33,817	33,817

Total comprehensive income			43,680
Capital contributions from parent	150	—	150
Distribution to parent	(3,930)	—	(3,930)

Balance, December 22, 2003	$175,053	$43,419	$218,472

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)
for the Years ended December 31, 2005 and 2004, and the Period from
December 23 through December 31, 2003
(In thousands of U.S. dollars)

		Accumulated
		Other
	Common	Comprehensive
	Equity	Income (Loss)	Total
Issuance of common units, net of expenses	$239,520	$—	$239,520
Comprehensive income:
Net loss—period from December 23 through December 31, 2003	(2,059)	—	(2,059)
Other comprehensive income (loss):
Foreign currency adjustments	—	1,364	1,364

Total comprehensive loss			(695)

Balance, December 31, 2003	237,461	$1,364	238,825
Capital contributions from parent	90,063	—	90,063
Comprehensive income:
Net loss—2004	(35,821)	—	(35,821)
Other comprehensive income (loss):
Foreign currency adjustments	—	19,596	19,596
Unrealized gain on interest rate swaps	—	1,030	1,030

Total comprehensive loss			(15,195)

Balance, December 31, 2004	291,703	$21,990	313,693
Comprehensive income:
Net income—2005	22,660	—	22,660
Other comprehensive income (loss):
Foreign currency adjustments	—	(26,539)	(26,539)
Unrealized gain on interest rate swaps	—	1,857	1,857

Total comprehensive loss	—	—	(2,022)
Non-cash compensation related to equity awards	534	—	534

Balance, December 31, 2005	$314,897	$(2,692)	$312,205

See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Consolidated Statements of Cash Flows
(In thousands of U.S. dollars)

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Cash flows provided by (used in) operating activities:
Net income (loss)	$22,660	$(35,821)	$(2,059)	$9,863
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	44,090	42,630	860	25,876
Amortization of deferred financing costs	2,262	5,538	38	13,370
Accretion of debt discount	—	—	—	8,505
Loss on disposal of fixed assets	709	314	—	194
Change in fair value at interest rate swaps	(149)	1,739	—	—
Undistributed earnings in joint venture	(1,055)	99	(28)	442
Deferred tax provision (benefit)	4,101	(22,536)	(396)	(4,219)
Non-cash compensation related to equity awards	534	—	—	—
Decrease (increase) in working capital:
Accounts receivable	1,205	(16,905)	11,504	1,473
Due (to) from related party	(1,567)	(695)	—	8,724
Inventories	517	51,273	(1,271)	(141)
Other assets	(11,886)	(4,820)	3,994	1,650
Accounts payable, other payables and accruals, and long-term liabilities	7,921	52,346	(18,958)	27,816

Net cash provided by (used in) operating activities	69,342	73,162	(6,316)	93,553

Cash flows used in investing activities:
Purchase of business, including transaction costs	—	—	(479,211)	—
Purchase of property, plant and equipment	(18,816)	(34,733)	(2,550)	(13,485)
Proceeds from sale of property, plant and equipment	122	89	—	—

Net cash used in investing activities	(18,694)	(34,644)	(481,761)	(13,485)

Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	560,000	—
Repayment of debt	(2,680)	(94,657)	(344,429)	(16,949)
Capital contribution from parent	—	90,063	239,520	—
Distributions to parent, net	—	—	—	(3,780)
Deferred financing costs	—	(549)	(20,000)	—

Net cash provided by (used in) financing activities	(2,680)	(5,143)	435,091	(20,729)

Effect of exchange rate differences on cash	6,609	(4,518)	(485)	(2,673)

Net increase (decrease) in cash and cash equivalents	54,577	28,857	(53,471)	56,666
Cash and cash equivalents, beginning of period	46,357	17,500	70,971	14,305

Cash and cash equivalents, end of period	$100,934	$46,357	$17,500	$70,971

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes	$4,457	$6,645	$—	$3,611
Cash paid during the period for interest	33,006	25,107	6,222	26,850
See accompanying notes to consolidated financial statements.

KRATON Polymers LLC
Notes to the Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
(a) Organization, Acquisition and Description of Business
     KRATON Polymers LLC, or KRATON, together with its subsidiaries, unless otherwise indicated, are collectively referred to as “we” “our,” “ours,” and “us” is the parent of Elastomers Holdings LLC (holding company of our United States operations), KRATON Polymers Holdings B.V. (holding company of the rest of the world operations) and KRATON Polymers Capital Corporation (a company with no obligations). Polymer Holdings LLC, or Polymer Holdings, own 100% of our equity interests. TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymers Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and affiliates and KRATON Polymers Management LLC, or Management LLC.
     We manufacture styrenic block copolymers, or SBCs, at our manufacturing facilities in six countries: Belpre, Ohio; Wesseling, Germany; Berre, France; Pernis, The Netherlands; Paulinia, Brazil; and our joint venture in Kashima, Japan. SBCs are highly engineered synthetic elastomers which are used in a wide variety of products to impart flexibility, resilience, strength, durability, and processability. We generally sell our products to customers for use in industrial and consumer applications. Based on our management approach, we believe that all material operations revolve around the manufacturing and sales of SBCs and we currently report our operations, both internally and externally, as a single business segment.
     In these financial statements, the periods prior to the Acquisition described below have been labeled as Predecessor to distinguish them from periods subsequent to the Acquisition. This presentation reflects the significant impact the application of purchase accounting has had on the reported balances and the resulting lack of comparability between pre-Acquisition and post-Acquisition periods.
Corporate Background
     Prior to February 28, 2001, we operated as a number of business units as a part of the Royal Dutch/Shell Group of Companies, or Shell Chemicals, and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement, which we refer to as the Separation. The Separation was financed through: (1) an equity investment of $141.7 million from Ripplewood Chemical Holdings LLC (“Ripplewood Holdings”); (2) borrowings under our original senior credit original facilities (“Original Facilities”); and (3) our offering and one of our wholly owned subsidiaries of original senior subordinated notes (“Original Notes”).
The Acquisition
     On December 23, 2003, Polymer Acquisition LLC, or Polymer Acquisition, a wholly owned subsidiary of Polymer Holdings, merged into KRATON, which we refer to as the Acquisition. Under the Merger Agreement dated as of November 5, 2003, as amended and restated on December 23, 2003, the (“Merger Agreement”), among Ripplewood Chemical, Polymer Holdings and Polymer Acquisition, Polymer Holdings acquired all of KRATON’s outstanding equity interests from Ripplewood Chemical for consideration of $770.0 million for the business and $48.0 million for the excess cash on KRATON’s balance sheet immediately prior to closing. Cash funding requirements for the Acquisition were $813.0 million (including the $770.0 million in purchase price for the business and $43.0 million in transaction fees and expenses payable at closing) plus a $48.0 million payment for KRATON’s excess cash balance. These funding requirements were satisfied through:
•	$200.0 million from the proceeds from the issuances by KRATON of 8.125% senior subordinated notes due 2014, or the 8.125% Notes;
•	$360.0 million of borrowings under the loan portion of a new senior secured credit facility entered into by KRATON with Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley and General Electric Capital Corporation, or the senior secured credit facility;

•	an equity contribution to KRATON by Polymer Holdings of $250.0 million in cash; and
•	$48.0 million from KRATON’s cash balance.
     Polymer Holdings is a wholly owned subsidiary of TJ Chemicals Holdings LLC and is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P., and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.
     The sources and uses of funds for the Acquisition were as follows (amounts in millions):

Sources:
Term loans	$360.0
Notes	200.0
Capital contribution	250.0
Cash balance	48.0

Total sources	$858.0

Uses:
Purchase of Business	$464.3
Purchase of Original Term Loan including accrued interest and early payment premium	227.1
Purchase of Original Notes including accrued interest and early payment premium	123.6
Fees and expenses	43.0

Total uses	$858.0

     The Acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the fair value of the assets and liabilities acquired as of the date of the Acquisition.
     The purchase price allocation included an allocation of approximately $38.4 million to reflect the fair value of inventory, an allocation of approximately $151.1 million to reflect the fair value of property, plant, and equipment, and an allocation of approximately $117.7 million to reflect the fair value of identifiable intangible assets. The purchase price allocation as of December 23, 2003, is as follows (amounts in millions):

Current assets	$393.1
Property, plant, and equipment	415.6
Identifiable intangible assets	117.7
Other assets	33.1

Total assets	$959.5

Current liabilities	$103.3
Long-term debt	556.4
Other long-term liabilities	60.3
Member’s equity	239.5

Total	$959.5

(b) Principles of Consolidation
     The consolidated financial statements include the accounts of all of our wholly owned subsidiaries, with all significant intercompany accounts and transactions, including intercompany profits in inventory, having been eliminated. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation.
(c) Cash Equivalents
     It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits, or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor

     Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1, and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.
(d) Receivables
     Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and national economic data. We review the allowance for doubtful accounts monthly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
(e) Inventories
     Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. We revised estimates relating to our slow moving and obsolete reserves that resulted in a $3.8 million increase to that reserve during the year ended December 31, 2004, and a $1.6 million reduction to that reserve during the period January 1 through December 22, 2003.
(f) Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
(g) Identifiable Intangible Assets
     As part of the purchase price allocation made in connection with the Acquisition, we recorded identifiable intangible assets related to technology, trade names/trademarks, and customer relationships of $52.6 million, $25.9 million, and $39.2 million, respectively. Identifiable intangible assets are amortized over 15 years.
(h) Investment in Joint Venture
     Our 50% equity investment in a joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture recorded in earnings in joint venture in the accompanying statement of operations.
(i) Impairment of Long-Lived Assets
     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. We adopted SFAS No. 144 on January 1, 2002.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
(j) Deferred Financing Costs
     As a result of the Acquisition, and the subsequent payment of the Original Term Loans and the Original Notes, we wrote-off the remaining deferred financing costs of $10.2 million as a component of interest expense. In addition, we established $20.0 million of deferred financing costs related to the Acquisition. Deferred financing costs relating to long-term debt are amortized over the term of the related debt instrument using the effective interest method. During the year ended December 31, 2004, we made prepayments, on the term portion of our senior secured credit facility, in the approximate amount of $91.3 million which resulted in the write off of approximately $2.9 million of deferred financing cost related to the Acquisition. We incurred approximately $0.5 million of fees in connection with the amendment to KRATON’s senior secured credit facility, dated October 21, 2004, and these fees were recorded as deferred financing costs.
(k) Income Taxes
     We conduct operations in separate legal entities, as a result, income tax amounts are reflected in these financial statements for each of those jurisdictions. For the period prior to the Acquisition, the U.S. operations income taxes have not been provided for in the accompanying consolidated statement of operations or deferred taxes in the accompanying balance sheet as they conducted through a limited liability company which was a flow-through entity for federal income tax purposes. Accordingly, our members were responsible for any federal or state income tax liabilities resulting from those operations prior to the Acquisition. Subsequent to the Acquisition, we are considered a U.S. income tax paying entity and have provided for income taxes in the consolidated statement of operations for the period from December 23 through December 31, 2003, and the years ended December 31, 2004 and 2005.
     Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
(l) Revenue Recognition
     We recognize revenue from sales when title transfers and products are shipped. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold. By-product sales (included in other revenues) are also recorded upon shipment.
     We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.
(m) Research and Development Expenses
     Research and development expenses are expensed as incurred.
(n) Foreign Currency Translation and Foreign Exchange
     Financial statements of our operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive gain (loss) in member’s equity.

     We have designated a portion of our investment in our subsidiary KRATON Polymers Holdings, B.V. as indefinitely invested. The amount of this investment was $96.8 million as of December 31, 2005 and 2004. As a result, the impact of the change in foreign currency on this investment is recorded as a component of other comprehensive gain (loss) in member’s equity.
(o) Derivative Instruments and Hedging Activities
     We follow the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, in accounting for derivative instruments and hedging activities. This statement establishes accounting and reporting standards requiring that derivative instruments be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Accounting for qualified hedges allows a derivative’s gains and losses to offset related results on the hedged item in the Consolidated Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings.
(p) Environmental Costs
     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.
(q) Disclosures about Fair Value of Financial Instruments
     The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable, and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates and; accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.
(r) Financial Statement Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates include allowances for doubtful accounts, inventory reserves, environmental reserves, litigation contingencies, assets and obligations related to employee benefits, and taxes, among others. Actual results could differ from these estimates.
(s) Asset Retirement Obligations
     SFAS No. 143, Accounting for Asset Retirement Obligations, was issued in June 2001. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. SFAS No. 143 also requires us to record a corresponding asset that is depreciated over the life of the asset. In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, as Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.
     We have no assets that are legally restricted for purposes of settling asset retirement obligations. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these current assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our United States and Brazil manufacturing assets, our manufacturing assets in Europe are all located on leased land. For these assets, we used the lease termination dates as the estimate for when our asset retirement obligations related to those assets will be settled. Our asset retirement obligations, related to our European assets, were insignificant.
(t) Stock-Based Compensation
     We account for our stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No expense for stock options is reflected in the net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The fair value for the options awarded in 2005 and 2004, for all fixed stock option plans was estimated as of the date of the grant using a Black-Scholes valuation model. The following table sets forth the weighted-average assumptions for 2005 and 2004, respectively.

	Year Ended
	2005	2004
Risk-free interest rate	3.95%	3.52%
Volatility factor	0.98	1.10
Weighted-average expected life	5.00	5.00
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The impact on our results of operations, as a result of applying SFAS No. 123R, is not expected to be materially different from the pro forma results of operations. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands):

	Year Ended
	2005	2004
Reported net income (loss)	$22,660	$(35,821)
Add: Stock-based employee compensation expense(1)	—	—
Less: Total fair value computed stock-based compensation, net of tax	(1,010)	(685)

Pro forma net income (loss)	$21,650	$(36,506)

(1)  Amount does not include stock-based compensation of $534 and $0, for the year ended December 31, 2005 and 2004, respectively, related to the Company’s restricted stock awards.
     The weighted-average grant-date fair value of options granted during 2005 and 2004, was $0.65 and $0.69, respectively.
     The Black-Scholes option valuation model used by us was developed for use in estimating the fair value of fully tradable options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. It is management’s opinion that our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
(u) Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for nonpublic companies at the beginning of the first interim or annual period that begins after December 2005, and companies may elect to use either the modified-prospective or modified-retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transition alternatives, which may impact the Company’s results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its consolidated financial statements.
     In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, as Interpretation of FASB Statement No. 143” (FIN No. 47) which mainly clarifies the timing of the recording of certain retirement obligations required by FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The provisions of FIN No. 47 are effective December 31, 2005.
(2) Detail of Certain Balance Sheet Accounts (in thousands)

	December 31, 2005	December 31, 2004
	(In thousands)	(In thousands)
Inventories:
Finished products	$167,454	$185,609
Work in progress	2,615	3,844
Raw materials	22,526	21,623

	$192,595	$211,076

Property, plant, and equipment:
Land	$12,115	$12,648
Buildings	27,516	29,966
Plant and equipment	403,574	409,422
Construction in progress	14,957	10,383

	458,162	462,419
Less accumulated depreciation	63,970	38,086

	$394,192	$424,333

Other payables and accruals:
Employee related	$16,217	$6,250
Interest	8,069	8,143
Property and other taxes	5,095	5,814
Customer rebates	4,382	6,417
Income taxes (receivable) payable	752	174
Other	14,243	13,261

	$48,758	$40,059

Identifiable intangible assets:
Technology	$52,576	$52,576
Customer relations	39,260	39,260
Trademarks	25,860	25,860

	117,696	117,696
Less accumulated amortization	15,848	8,002

	$101,848	$109,694

The identifiable intangible assets are being amortized over 15 years. Aggregate amortization expense for amortizing intangible assets was approximately $7.8 million for the years ended December 31, 2005 and 2004. Estimated amortization expense for each of the next five years is approximately $7.8 million.

(3) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2005	2004
Senior Secured Credit Facilities:
Term loans	$262,663	$265,343
Revolver	—	—
8.125% Notes	200,000	200,000

Total debt	462,663	465,343
Less current portion of long-term debt	30,570	2,680

Total long-term debt	$432,093	$462,663

(a) Senior Secured Credit Facilities
     In connection with the Acquisition, KRATON entered into senior secured credit facility in the aggregate principal amount of $420 million. The senior secured credit facility consists of a $60 million revolving credit facility, or the Revolving Facility and the loans made thereunder, or the Revolving Loans and a $360 million term loan facility, or the senior secured credit facility, and the loans made thereunder, or the Term Loans, and is subject to the terms and conditions of the credit agreement, dated as of December 23, 2003, or the Credit Agreement, among us, various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation. We, and each of KRATON Polymers U.S. LLC, Elastomers Holdings LLC, and KRATON Polymers Capital Corporation, all of which are our subsidiaries, such entities, together with us, or the Loan Parties and Polymer Holdings, have guaranteed the senior secured credit facility. The senior secured credit facility is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including, without limitation, intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of December 31, 2005, and December 31, 2004, we had no outstanding borrowings under the Revolving Facility.
     We entered into an amendment to our senior secured credit facility, dated October 21, 2004, or the Amendment to the Credit Agreement, to:
(1)	Permit the issuance of the Polymer Holdings 12% Senior Discount Notes, or the 12% Discount Notes, which generated aggregate gross proceeds of $91.9 million, which was then contributed to us to prepay $76.2 million of Term Loans, with the remaining cash (net of fees and expenses) expected to be used for general corporate purposes;

(2)	Provide for more flexibility in the maximum permitted leverage ratio covenant and minimum required interest coverage ratio covenant;

(3)	Amend the maximum permitted capital expenditures covenant;

(4)	Make certain modifications to the definition of Adjusted EBITDA, which is one of the components utilized in calculating the leverage and interest coverage ratios; and

(5)	Increase the interest rate with respect to the Term Loans by 0.25% per annum until, after June 30, 2005, a specified senior leverage ratio is met or until certain ratings are obtained.
Maturity
     Loans outstanding under the Revolving Facility are payable in a single maturity on December 23, 2008. The Term Facility is payable in 24 consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility. The remaining balance is payable in four equal quarterly installments commencing on March 31, 2010, and ending on December 23, 2010.

Interest
     Our Senior Leverage Ratio was less than 2.50:1.00 for the quarters ended March 31 and June 30, 2005. In accordance with Amendment No. 2, dated October 21, 2004, the Term Loan bear interest at the adjusted Eurodollar rate plus 2.50%, a decrease from 2.75%.
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
Mandatory Prepayments
     The term loan portion of the credit facility will be subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility. We will be required to make a prepayment of approximately $28.0 million related to excess cash flow generated during the period ended December 31, 2005.
     During the year ended December 31, 2004, we made voluntary prepayments on the term loan portion of the credit facility of $91.3 million. We were not required to make a prepayment related to excess cash flow generated during the period ended December 31, 2004.
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
     As of December 31, 2005 and 2004, we are in compliance with all covenants under the Credit Agreement.
(b) Senior Subordinated Notes Due January 15, 2014
     In connection with the Acquisition, we and KRATON Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. We and each of KRATON Polymers U.S. LLC and Elastomers Holdings LLC together, as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of the 8.125% Notes outstanding at December 31, 2005 and 2004, is $200.0 million.
Interest
     The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable: (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2004; (2) upon any redemption or prepayment as described below; and (3) at maturity.

Optional Redemption
     Generally, we cannot elect to redeem the 8.125% Notes until January 15, 2009. After such date, we may elect to redeem the 8.125% Notes at certain predetermined redemption prices, plus accrued, and unpaid interest. Prior to January 15, 2009, we may redeem up to a maximum of 35% of the 8.125% Notes with the proceeds of certain permitted equity offerings at a redemption price equal to 108.125% of the principal amount of the 8.125% Notes being redeemed, plus accrued, and unpaid interest.
Covenants
     The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.
     The 8.125% Notes contain certain negative covenants including limitation on indebtedness, limitation on restricted payments, limitation on restrictions on distributions from certain subsidiaries, limitation on lines of business, and merger and consolidations.
     As of December 31, 2005 and 2004, we are in compliance with all covenants under the 8.125% Notes.
Exchange Offer
     On October 24, 2005, we completed an offer to exchange all of its outstanding 8.125% Notes issued under an exemption from the registration requirement of the Securities Act, for notes registered under the Securities Act. In this offer, 100% of the outstanding notes issued under the exemptions from registration were tendered and exchanged for registered notes. The registered notes are identical to the unregistered notes, except that the registered notes do not carry transfer restrictions.
     The registration rights agreement provided for the SEC to declare the registration statement to be effective on or before July 1, 2005, or we would be in registration default. The SEC did not declare the registration statement to be effective on or before July 1, 2005, and accordingly, we accrued the special interest subsequent to July 1, 2005, through October 24, 2005, the date we completed the offer to exchange.
(c) Original Senior Secured Credit Facilities
     In connection with the Separation, we and Ripplewood Holdings entered into senior secured credit facilities, or the Original Facilities, in the aggregate principal amount of $350 million. The Original Facilities consisted of a $50 million revolving credit facility, or the Original Revolving Facility, and the loans made thereunder, the Original Revolving Loans and a $300 million term loan facility (the Original Term Facility, and the loans made thereunder, the Original Term Loans and are subject to the terms and conditions of the Original Credit Agreement, dated as of February 28, 2001, the Original Credit Agreement, among us, Ripplewood Holdings, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as administrative agent. The Original Facilities were secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including, without limitation, intellectual property, real property, all of our capital stock and each of our domestic subsidiaries and 66% of the capital stock of our direct foreign subsidiaries of each Loan Party. As of December 31, 2002, we had no outstanding borrowings under the Original Revolving Facility. Ripplewood Holdings and each of KRATON Polymers U.S. LLC, Elastomers Holdings LLC, and KRATON Polymers Capital Corporation, all of which are our subsidiaries such entities, together with us, the Loan Parties, guaranteed the Original Facilities. In connection with the Acquisition, all amounts outstanding under the Original Facilities were repaid.
Interest
     The Loans bore interest, at our election, at: (a) the LIBOR Rate plus the Applicable Rate such Loans, as Eurodollar Loans; or (b) the Alternate Base Rate plus the Applicable Rate such Loans, as ABR Loans. The LIBOR Rate with respect to any interest period was the rate appearing on Page 3750 of the Dow Jones Market Service as the rate for dollar deposits with a maturity comparable to such interest period. The Alternate Base Rate meant the highest of: (1) the rate of interest publicly announced by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; (2) the secondary market rate for 3-month certificates of deposit (adjusted for statutory reserve requirements) plus 1%; and (3) the federal funds effective rate from time to time plus 0.5%. The Applicable Rate meant 3.25% per annum with respect to any Original Term Loan, which is an ABR Loan, and 4.25% with respect to any Original Term Loan which is a Eurodollar Loan as of December 31, 2002. The

Applicable Rate with respect to Original Revolving Loans was calculated based on our total leverage ratio at the end of each fiscal quarter and ranged from 1.75% (for ABR Loans if the total leverage ratio is less than or equal to 2.50 to 1.00) to 3.5% (for Eurodollar Loans if the total leverage ratio is greater than 3.25 to 1.00). Interest on ABR Loans was payable quarterly in arrears. Interest on Eurodollar Loans was payable at the end of each interest period selected by us, which interest period may be one, two, three, six, (or, with the consent of each Lender, nine or twelve) months.
Mandatory Prepayments
     We, at our option, could have prepaid the Original Term Loans at any time. On September 9, 2002, we made voluntary prepayments on the Original Term Loan of $10 million. We made a required prepayment related to excess cash flow generated during the ten months ended December 31, 2001, of $22.4 million on April 2, 2002. We were not required to make a prepayment related to excess cash flow generated during the year ended December 31, 2002.
(d) Original Senior Subordinated Notes Due February 28, 2011
     In connection with the Separation, we and Polymers Capital Corporation sold the Original Notes in an aggregate principal amount of $110 million. The Original Notes were subject to the provisions for mandatory and optional prepayment and acceleration contained in the Securities Purchase Agreement, or the SPA, and were payable in full on February 28, 2011. Holdings and each of KRATON Polymers U.S. LLC and Elastomers Holdings LLC together, as the Subsidiary Guarantors, guaranteed the Notes. The carrying value of the Notes at December 31, 2002, was $101.5 million. At the time of the Original Transaction, the carrying value of the Original Notes was reduced by the market value of the warrants to purchase Ripplewood Holdings Class B Units which were issued to purchasers of the Original Notes. This difference was scheduled to be accreted as a component of interest expense through February 28, 2007.
Interest
     The Original Notes bore interest at a fixed rate of 13% per annum. Interest was payable: (1) twice each year; (2) upon any redemption or prepayment as described below; and (3) at maturity.
Warrants
     In connection with the sale of the Original Notes, Ripplewood Holdings issued warrants, exercisable at a nominal price, to purchase 10,970 Class B Units. Accretion on the warrants for the period from January 1 through December 22, 2003, included as a component of interest expense, was approximately $8.5 million.
     In connection with the Acquisition, the Original Notes were paid in full along with accrued interest on December 23, 2003. During the period from January 1 through December 22, 2003, the Original Notes were accreted to the full principal amount of $110.0 million. The accretion amount was approximately $8.5 million and is included as a component of interest expense in the Consolidated Statement of Operations for the period from January 1 through December 22, 2003. Due to the Original Notes being paid off prior to the optional redemption date, a premium of approximately $9.1 million was paid and this amount is included as a component of interest expense in the Consolidated Statement of Operations for the period December 22, 2003.

(e) Debt Maturities
     The estimated remaining principal payments on our outstanding total debt as of December 31, 2005, are as follows (in thousands):

Principal
Payments
Year ending December 31:
2006	$30,570
2007	2,680
2008	2,680
2009	2,680
2010	224,053
Thereafter	200,000

Total debt	$462,663

(4) Income Taxes
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
     Prior to the Acquisition we were, for U.S. tax purposes, considered a flow-through entity and therefore, did not pay U.S. income taxes. Therefore, a U.S. tax provision was not required. We do, however, own foreign subsidiaries that are subject to tax in various jurisdictions. Subsequent to the Acquisition, we have provided U.S. income taxes as we are considered a U.S. taxpayer.
     The (provision) benefit for income taxes is as follows (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Current tax provision:
U.S.	$—	$(158)	$—	$—
Foreign	(7,419)	(3,404)	951	(7,226)

Total	(7,419)	(3,562)	951	(7,226)

Deferred tax provision:
U.S.	4,300	17,936	228	—
Foreign	(8,400)	4,599	168	4,219

Total	(4,100)	22,535	396	4,219

Income tax (provision) benefit	$(11,519)	$18,973	$1,347	$(3,007)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In connection with the Acquisition, the book basis of foreign assets and liabilities were stepped-up to their estimated fair market value. No such step-ups were recorded for tax purposes.
     Significant components of deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Property, plant, and equipment	$(98,564)	$(70,740)
Identifiable intangibles	(11,614)	(16,674)
Inventory	(151)	—
Interest rate swaps	(1,555)	(556)
Other	(483)	—

Total deferred tax liabilities	(112,367)	(87,970)

Deferred tax assets:
Net operating loss carryforward	87,511	69,227
Inventory	884	1,706
Pension accrual	1,036	955
Other	2,218	417

Total deferred tax assets	91,649	72,305

Valuation allowance for deferred tax assets	(11,339)	(10,759)

Net deferred tax liabilities	$(32,057)	$(26,424)

     Net deferred tax liabilities of (in thousands):

	December 31,
	2005	2004
Current deferred tax assets	$2,407	$417
Non-current deferred tax assets	89,241	61,129
Current deferred tax liabilities	(454)	(1,657)
Non-current deferred tax liabilities	(123,251)	(86,313)

Net deferred tax liabilities	$(32,057)	$(26,424)

     Our operations are subject to local income tax. For the period since the Separation and prior to the Acquisition in the table below, income taxes at the statutory rate are computed on non-U.S. operations only. The reconciliation of income taxes computed at the U.S. federal statutory rate to the income tax (provision) benefit is as follows (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Income taxes at the statutory rate	$(11,963)	$19,177	$1,192	$(4,975)
Foreign tax rate differential	(729)	283	(13)	(57)
State tax rate differential	(603)	1,254	—	—
Excess purchased tax basis	1,814	5,510	168	1,739
Change in valuation allowance	(580)	(6,876)	—	400
Other	542	(375)	—	(114)

Income tax (provision) benefit	$(11,519)	$18,973	$1,347	$(3,007)

     As of December 31, 2005, we had $87.5 million of operating loss carryforwards for income tax purposes in the following tax jurisdictions: United States $53.4 million, France $16.1 million, Germany $5.1 million, and The Netherlands $12.9 million. The United States operating loss carryforward will expire in 2023 and 2024, if not utilized in prior years. The operating loss carryforwards for France, Germany and The Netherlands can be carried forward indefinitely. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.
     As of December 31, 2005 and 2004, a valuation allowance of $11.3 million and $10.8 million had been recorded related to certain deferred tax assets.
     In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2005, management believes it is more likely than not that it will not realize the majority of its deferred tax assets.
(5) Employee Benefits
     We have established the following benefit plans:
(a) U.S. Retirement Benefit Plans
     We have a noncontributory defined benefit pension plan in the U.S. which covers all salaried and hourly wage employees. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and KRATON service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only KRATON service (since March 1, 2001) is considered when calculating benefits.
     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial assumptions is as follows (in thousands):

	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation beginning of period	$53,051	$42,951
Service cost	3,545	3,324
Interest cost	3,114	2,777
Benefits paid	(301)	(179)
Actuarial (gain) loss	2,136	4,178
Plan amendments	(2,045)	—

Benefit obligation at end of period	$59,500	$53,051

Change in plan assets:
Fair value at beginning of period	$33,522	$30,754
Actual return on plan assets	2,869	2,947
Employer contributions	368	—
Benefits paid	(301)	(179)

Fair value at end of period	$36,458	$33,522

	December 31,
	2005	2004
Development of net amount recognized:
Funded status	$(23,043)	$(19,529)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	4,129	3,963

Net amount recognized	$(18,914)	$(15,566)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(18,914)	$(15,566)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Plan with accumulated benefit obligations in excess of plan assets were $59,500,407, $46,679,870 and $36,457,649; respectively, as of December 31, 2005, and $53,051,159, $39,145,655, and $33,521,561, respectively, as of December 31, 2004.
     Net periodic pension costs consist of the following components (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Service cost benefits earned during the period	$3,544	$3,324	$56	$2,748
Interest on prior year’s projected benefit obligation	3,114	2,777	45	2,231
Expected return on plan assets	(2,942)	(2,731)	(51)	(2,505)
Amortization of prior year service cost	—	—	—	9

Net pension costs	$3,716	$3,370	$50	$2,483

	December 31,
	2005	2004
Weighted average assumptions used to determine benefit obligations at December 31:
Measure date	12/31/2005	12/31/2004
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%

Weighted average assumptions used to periodic benefit cost for years ended December 31:
Discount rate	6.00%	6.25%
Rates of increase in salary compensation level	4.00%	4.00%
Rates of increase in hourly compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	9.00%	9.00%
     The expected long-term rate of return on asset assumption was chosen from a range of likely results of compound average annual returns over a 20-year time horizon. The expected returns used in the model were based on historical equity and bond market returns during the period 1926 to 2004, as well as KRATON’s present asset allocation.
     Plan Assets
     KRATON Polymers U.S. LLC’s pension plan asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2005	2004
Equity Securities	67.6%	61.6%
Debt Securities	31.9%	38.3%
Other	0.5%	0.1%

Total	100.0%	100.0%

Contributions
     KRATON Polymers U.S. LLC expects to contribute $2.8 million to its pension plan in 2006.
Estimated Future Benefit Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2006	$378
2007	501
2008	668
2009	868
2010	1,151
Years 2011-2014	12,124
(b) Other Retirement Benefit Plans
     We have established a defined benefit plan in The Netherlands designed to be equivalent to the plan provided by Shell Chemicals. Employer and employees contribute to this plan. The planned retirement age under the previous Shell Chemicals arrangement was 60 years of age. Under the terms of our plan, the normal retirement age has been established at 65 years of age. However, employees over the age of 35 as at March 1, 2001, will retain the retirement age of 60. For employees aged 35 years or under as of March 1, 2001, normal retirement age has been increased to 65 years, and we have established a separate defined contribution plan and contribute 2.75% of pensionable salary into this plan. The defined benefit plan is available for new employees with a retirement age of 65 years. The defined contribution plan is available to new employees on a voluntary basis. Only employee contributions will apply to the defined contribution plan. Contributions to the defined benefit plan for the year ended December 31, 2005, the year ended December 31, 2004, for the period from December 23 through December 31, 2003 and the period from January 1 through December 22, 2003, were $1.8 million, $1.9 million, $0 and 1.8 million, respectively.
     On March 1, 2001, we established a defined contribution plan in the United Kingdom. This plan applies only to employees who transferred from Shell Chemicals and these employees had the option to transfer a “Transfer Value” relating to their Shell Chemicals pension plan services to our plan. The employee and employer contribute to this plan. Employee contributions are 4% of base pay above the applicable upper earnings limit. Our contributions vary and were established on an individual basis to provide an equivalent benefit plan to the one previously offered by Shell Chemicals. There will be no additional members admitted to this plan. We also established a defined contribution plan for United Kingdom employees who joined us since March 1, 2001. Employees are required to contribute a minimum of 4% of their base salary into the Plan, and we contribute a minimum of 5%. Contributions to the plan for the year ended December 31, 2005, the year ended December 31, 2004, the period ended from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, were $0.2 million, $0.3 million, $0 and $0.3 million, respectively.
(c) Postretirement Benefits Other Than Pensions
     Health and welfare benefits are provided to benefit eligible employees in the U.S. who retire from KRATON. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with a cap that varies based on years of service and ranges from $7,000 to $10,000 per employee for premiums on an annual basis. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred.
     Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or KRATON postretirement health and welfare plans.
     We accrue the cost of these benefits during the period in which the employee renders the necessary service.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements, and underlying actuarial assumptions are as follows (in thousands):

	December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation beginning of period	$9,909	$7,921
Service cost	367	427
Interest cost	475	535
Benefits paid	(81)	(53)
Actuarial gain (loss)	(1,703)	1,079
Plan amendments	—	—

Benefit obligation at end of period	$8,967	$9,909

Reconciliation of plan assets (1):
Employer contributions	$81	$53
Benefits paid	(81)	(53)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. As of December 31, 2005, and 2004, we have recorded an asset of approximately $5.5 million and $5.0 million, respectively, as our estimate of the present value of this commitment.

	December 31,
	2005	2004
Development of net amount recognized:
Funded status	$(8,967)	$(9,909)
Unrecognized cost:
Actuarial gain	(620)	1,079

Amount recognized in the statement of financial position	$(9,587)	$(8,830)

     Net periodic plan costs consist of the following components (in thousands):

				Predecessor
			Period from	Period from
			December 23 through	January 1 through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Service cost	$367	$426	$8	$416
Interest cost	475	535	9	455
Recognized net actuarial gain	(4)	—	—	—

Net plan costs	$838	$961	$17	$871

	December 31,
	2005	2004
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2005	12/31/2004
Discount rate	5.75%	6.00%
Rates of increase in salary compensation level	N/A	N/A

Weighted average assumptions used to net periodic benefit cost:
Discount rate	6.00%	6.25%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	9.40%	8.00%
Rate to which the cost trend rate is assumed to declined (the ultimate trend rate)	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2012	2010

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$55	$(52)
Effect on postretirement benefit obligation	511	(311)
(d) KRATON Savings Plan
     The KRATON Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.
     Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. During 2005 we made employer contributions of 0%, 3%, 5%, or 10% of a participant’s compensation, based upon the employee’s completed years of service. Effective January 1, 2006 we modified the KRATON Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we will make a transition contribution of 4% during 2006 and reduced to 2% in 2007. For employees who elected to lock in their KRATON pension benefits as of December 31, 2005, we will make an enhanced employer contribution of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit of $40,000 for the combined total of employee and employer contributions. Contributions to the plan for the year ended December 31, 2005, the year ended December 31, 2004, the period from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, were $2.8 million, $3.0 million, $0.1 million, and $3.0 million, respectively.
(e) Membership Units
     We provided certain key employees who held interests in us prior to the Acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004, and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards will vest 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units will not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory and Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 will vest 20% on each of the first five anniversaries of his employment commencement date (March 8, 2004), so long as Mr. Bradley remains employed by us through the applicable vesting date. The award for $100,000 will vest 20% on each of the first five anniversaries, which will commence vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. The amount to Messrs. Gregory, Bradley and Fogarty will be recognized in earnings over the vesting period. As of December 31, 2005, there were 2,935,000 membership units of Management LLC issued and outstanding.
(f) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2005, there were 14,835,000 options granted and outstanding. All options granted in fiscal 2004 and fiscal 2005, had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant.
     In general, the options vest and become exercisable in 20% increments annually on each of the first five anniversaries of the grant date, so long as the holder of the option is still an employee on the vesting date. With respect to directors, their options become exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of grant. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.
     A committee, or the Committee, of TJ Chemical’s board has been appointed to administer the Option Plan, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.
     On a termination of a participant’s employment (other than without cause or by the participant for good reason within the 2-year period immediately following a change in control), unvested options automatically expire and vested options expire on the earlier of: (1) the commencement of business on the date the employment is terminated for cause; (2) 90 days after the date employment is terminated for any reason other than cause, death or disability; (3) 1-year after the date employment is terminated by reason of death or disability; or (4) the 10th anniversary of the grant date for such option.
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
(g) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by KRATON or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. As of December 31, 2005, there were 2,231,250 profits units granted and not yet vested.
(h) KRATON Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors adopted the KRATON Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the KRATON Deferred Compensation Plan and as of December 31, 2005, there were no granted or outstanding membership units.
(i) 2006 Incentive Compensation Plan
     On March 8, 2006, the Compensation Committee of the Board of Directors, or the Board, of KRATON approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2006 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2006, the Board will establish a common bonus pool proportional to the EBITDA generated. It is expected that the common bonus pool be in the range of $5 million — $10 million, but could be more or less depending on performance. Once the common bonus pool is determined based on EBITDA, the common bonus pool under the 2006 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.
(j) Severance Cost
     During the years ended December 31, 2005, and December 31, 2004, we recorded approximately $0.6 million and $2.1 million; respectively, of severance costs related to the resignations of certain executive officers.
     In September 2004, our management approved a plan to reduce our cost structure by reducing our work force. This plan included work force reductions of 33 employees across all levels and functions. The 33 employees were terminated during 2004. We recognized approximately $1.2 million of severance costs in 2004 for this plan, which were recorded in selling, general and administrative expense in the consolidated statement of operations. During 2005 our management approved a plan to further reduce our cost structure by reducing our workforce. We recognized approximately $1.6 million of severance costs in 2005 for this plan, which were recorded as selling, general and administrative expense in the consolidated statement of operations. At December 31, 2005, and December 31, 2004, we had recorded an accrual for severance costs of approximately $0.4 million and $0.7 million, respectively, recorded in other payables and accruals in the consolidated balance sheet.
(6) Commitments and Contingencies
(a) Lease Commitments
     We have entered into various long-term noncancelable operating leases. Future minimum lease commitments at December 31, 2005, are as follows: 2006 — $7.0 million; 2007 — $6.3 million; 2008 — $6.0 million; 2009 — $5.8 million; 2010 — $5.7 million; and thereafter — $7.5 million. We recorded $7.2 million, $6.4 million, $0.1 million and $6.1 million in rent expense for the year ended December 31, 2005, the year ended December 31, 2004, the period from December 23 through December 31, 2003, and the period from January 1 through December 22, 2003, respectively.
(b) Environmental and Safety Matters
     Our finished products are not classified as hazardous. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution, and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.
     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance, in all material respects, with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities are inherent in our operations and products, as it is with other companies engaged in similar businesses.
     The Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.
     We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2005, 2004 and 2003.
(c) Legal Proceedings
     We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations, or cash flows. Furthermore Shell Chemicals, has agreed subject to certain limitations to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.
(d) Pernis, The Netherlands Manufacturing Facility Fire
     On June 6, 2004, a fire occurred at our Pernis, The Netherlands manufacturing facility, which is operated for us by Shell Nederland Chemie, a subsidiary of Shell Chemicals, under an operating agreement. There were no known injuries or environmental damages and no claims have been made against us arising out of this incident. We currently do not believe we have any liability related to this incident. The damage to property was approximately $4 million, which we expect will be covered by our property and casualty insurance, subject to a $1 million insurance deductible. The amount of the deductible was included as additional cost of goods sold during the year ended December 31, 2004. To date, we have received $1.5 million of insurance proceeds and recorded a $0.5 million gain on disposal of assets related to the insurance proceeds in the year ended December 31, 2005. We continue to negotiate with our insurance carrier to settle the remaining claim.
     We have business interruption insurance, which requires a minimum of 45 days of business interruption and satisfaction of a $2.5 million deductible before any benefit may be realized. We have received $0.9 million of insurance proceeds, representing full and final settlement of the business interruption insurance and recorded that amount as a gain in the year ended December 31, 2005.

(7) Financial Instruments
(a) Interest Rate Swap Agreements
     Under the term loan portion of the senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24, and June 24 commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. As of December 31, 2005, the fair market value of the agreement in effect was an asset of $2.9 million. The agreements have an average fixed rate of 3.524%.
(b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2005 and 2004, (in thousands):

	2005
	Carrying
	Value	Fair Value
Term loans	$262,663	$262,663
8.125% Notes	200,000	192,000

	2004
	Carrying
	Value	Fair Value
Term loans	$265,343	$265,343
8.125% Notes	200,000	196,474
     Due to the Term Loans having variable interest rates, the fair value equals their carrying value.
(8) Significant Contracts
     We entered into significant contracts with subsidiaries and affiliates of Shell Chemicals at the time of the Separation. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where Shell Chemicals operates some of our foreign manufacturing facilities; (3) site services, utilities, material, and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements, both domestically and foreign facilities; and (5) transitional and interim service agreements. Shell Chemicals was considered a related party until the Acquisition, as Shell Chemicals had an approximately 11% equity in us. See Note 9 for additional information concerning related party transactions.
(a) Leases with Shell Chemicals
     Each of our manufacturing facilities located in Berre, France; Pernis, The Netherlands; and Wesseling, Germany; are located on property which is leased to us by Shell Chemicals affiliates under long-term arrangements. The land on which our manufacturing facility in Berre, France is located is leased to us by a Shell Chemicals affiliate under the terms of two 30-year leases beginning from January 1, 2000. Our manufacturing facility in Pernis, The Netherlands is leased to us by a Shell Chemicals affiliate under the terms of a sublease, which expires on June 30, 2024. Our manufacturing facility in Wesseling, Germany is leased to us by Basell B.V. Group of Companies, or Basell pursuant to a business lease agreement for a term of 30 years commencing on March 31, 2000.
     Shell Chemicals leases to us, and provides services at, the research and development sites in Louvain-la-Neuve, Belgium. On March 29, 2006, we provided written notice to Shell Chemicals that we will terminate the Louvain-la-Neuve research laboratory lease. The effective date of this termination is March 31, 2007. We have not determined whether we will relocate this facility to another site. In late 2005, our research and development activities in the Netherlands were relocated to a new leased facility (through 2010) that is not owned by Shell Chemicals and is located near the current site in Amsterdam, The Netherlands. We lease from Shell Chemicals space in Shell Chemicals’ Westhollow Technology Center in Houston, Texas. This lease terminates in 2011.
     All lease agreements with Shell Chemicals and Shell Chemicals affiliates are at negotiated arm’s length prices.
(b) Operating Agreements with Shell Chemicals
     Shell Chemicals operates our manufacturing facilities located in Berre, France; Pernis, The Netherlands; and Wesseling, Germany.
     Our manufacturing facilities in Berre, France and Pernis, The Netherlands are situated on major Shell Chemicals petrochemical sites at which other third party tenants also own facilities. Pursuant to two 20-year agreements, Shell Chemicals operates and maintains the manufacturing facilities that we purchased in Berre, France and Pernis, The Netherlands. Shell Chemicals charges us fees based on certain costs incurred in connection with operating and maintaining these facilities. Pursuant to the agreements, Shell Chemicals employs and provides all staff other than certain plant managers and assistant plant managers and technical personnel whom we may appoint.
     Pursuant to a 40-year agreement dated March 31, 2000, Basell operates, as well as provides certain services, materials, and utilities required to operate, the manufacturing facility in Wesseling, Germany. We pay Elenac GmbH (a German joint venture between Shell Chemicals and BASF GmbH) a monthly fee as well as costs incurred by Elenac in providing the various services, even if the facility fails to produce any output (whether or not due to events within Elenac’s control) or we reject some or all output.
     All operating agreements with Shell Chemicals and Shell Chemicals affiliates are at negotiated arm’s length prices.
(c) Site Services, Utilities, Materials and Original Facilities Agreements with Shell Chemicals
     Shell Chemicals, through local operating affiliates, provides various site services, utilities, materials, and facilities at the manufacturing facilities they operate and maintain for us in Berre, France and Pernis, The Netherlands as well as at our research and development facilities in Amsterdam, The Netherlands; Louvain-la-Neuve, Belgium; and Houston, Texas. Generally these services, utilities, materials, and facilities are provided by Shell Chemicals at our manufacturing facilities on either a long-term basis, short-term basis, or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.

     All site services, utilities, materials and facilities agreements with Shell Chemicals are at negotiated arm’s length prices.
(d) Raw Materials Agreements with Shell Chemicals
     Shell Chemicals supplies minimum annual quantities of styrene, isoprene, and butadiene, the three most important raw materials for the production of KRATON polymer products, to our manufacturing facilities in the U.S. and Europe.
     Under each of the agreements summarized below, reasonably unforeseen circumstances, including plant breakdowns, will excuse performance by either party. In addition, pursuant to the agreements governing our U.S. facility, Shell Chemicals’ inability to acquire any material necessary for manufacturing the applicable raw material from its usual sources and on terms it deems reasonable will excuse Shell Chemicals’ nonperformance. If performance is excused in the U.S., Shell Chemicals is not required to purchase the styrene, isoprene, or butadiene, as the case may be, to satisfy its obligations to us in the U.S., and can apportion its available supply among all its customers and its own internal uses as it deems fair and reasonable. As is the case in the U.S., in Europe, if Shell Chemicals’ performance is excused, Shell Chemicals is not required to purchase the styrene, isoprene, or butadiene, as the case may be, to satisfy its obligations to us and can, during the affected period, reduce, on a pro rata basis, the quantities it supplies to us and other contractual customers.
Styrene
     Pursuant to an agreement dated August 30, 1999, Shell Chemicals, through a local operating subsidiary, supplies, and we purchase, a nominated volume of styrene per year for our manufacturing facility in the U.S. Pursuant to an agreement dated August 4, 2000, we purchase minimum quantities, and Shell Chemicals, through a local operating subsidiary, supplies maximum quantities, of styrene per year in aggregate for our manufacturing facilities in The Netherlands, France, and Germany. The agreed annual quantities are subject to increase or decrease upon annual review by the parties. The contract covering the United States expires on June 30, 2006, as a result of a termination notice given by Shell Chemicals. The contract covering The Netherlands, France, and Germany expires on February 28, 2007, but will continue to be in effect unless terminated with 12 months’ prior written notices by either party. We gave Shell Chemicals notification of termination such that the European styrene agreement will expire on February 28, 2007. In Brazil, we source most of our styrene requirements pursuant to a contract with Innova that expires on December 31, 2006. In Japan, styrene is sourced from nearby Mitsubishi Chemical Company facility.
     For our agreement covering our manufacturing facility in the United States, the price we must pay for styrene varies with the published prices of styrene, benzene, and ethylene. The price we pay for styrene under our agreement covering The Netherlands, France, and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with, among other things, benzene, ethylene, the Dutch consumer price index, the hourly wage rates in the chemicals industry, and the price of sulphur fuel oil.
Isoprene
     We source the majority of our isoprene requirements in the United States and Europe pursuant to contracts with Shell Chemicals. The agreements providing isoprene to our Belpre, Ohio facility and to our Pernis, The Netherlands facility expire on December 31, 2009, and are renewed automatically unless twelve to twenty-four months prior written notice of termination is given. We understand that Shell Chemicals is considering the closure of its isoprene unit in Pernis, The Netherlands, which we expect would cause Shell Chemicals to not renew its agreement to provide isoprene to our Pernis facility. Shell has also indicated an interest in terminating the contract prior to December 31, 2009. KRATON is in the process of reviewing the strategic and economic options for our Pernis assets. We have not received a notice of termination as of the date of this report. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from Braskem. In Kashima, Japan, the majority of our isoprene needs are, sourced from JSR on a commercial supply basis and from alternative suppliers as needed.
     Because of the terms of our contract with Shell Chemicals, we benefited from formula prices for isoprene in 2003. Since 2004, we have operated under isoprene agreements with Shell Chemicals, which provide a market-based price component as well as a formula component for determining our net transaction price.

     If we fail to purchase 95% of the agreed quantity of isoprene in either the U.S. or The Netherlands in a given year, unless excused because of reasonably unforeseen circumstances, including plant breakdowns, we must pay Shell Chemicals an idle capacity fee pursuant to formulas set forth in the contract.
Butadiene
     Pursuant to an agreement dated September 11, 1999, Shell Chemicals, through a local operating subsidiary, supplies, and we purchase, a nominated volume of butadiene per year for our manufacturing facility in the U.S. Pursuant to agreements dated July 1, 1999, and December 1, 1999, we purchase minimum quantities, and Shell Chemicals supplies maximum quantities, of butadiene per year for our manufacturing facilities in France and Germany. The agreed annual quantities are subject to increase or decrease upon annual review by the parties. The contract covering the United States would have expired December 31, 2005, but is renewed automatically unless terminated with twelve months prior written notice by either party. On April 29, 2005, we received formal notice of termination from Shell Chemicals of our United States butadiene contract. The termination is effective April 15, 2006. We continue to discuss terms for a new long-term supply contract for our United States butadiene requirements with Shell Chemicals and alternate suppliers. We cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be favorable to us. As of January 1, 2006, Basell has acquired Shell Chemicals’ butadiene business and has assumed the contract covering France. This contract with Basell expires December 31, 2007, but is renewed automatically unless terminated with twenty-four months prior written notice by either party contracts. The contract covering Germany, with Basell expires December 31, 2040, but is renewed automatically unless terminated within sixty months prior written notice by either party. In Brazil, butadiene is obtained from a local third party source. In Japan, a majority of our butadiene needs are sourced by pipeline from adjacent JSR extraction units on a commercial supply basis.
     In both the U.S. and Europe, Shell Chemicals charges a price based on published market prices for butadiene. In the U.S., however, if we can provide satisfactory evidence of available butadiene, in certain minimum quantities during a 1-year period, of like quality produced in the U.S. at a lower price under similar terms and conditions and Shell Chemicals chooses not to match this lower price, we may deduct all quantities so purchased from the remaining applicable annual quantity.

(e) Infineum
     We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Berre, France manufacturing facility. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has an initial term ending in June 2004, extendable for another 2-year term.
(9) Related Party Transactions
     We entered into transactions with subsidiaries and affiliates of Shell Chemicals at the time of the Separation. Shell Chemicals had an approximately 11% equity interest in us until the Acquisition.
(a) Related-Party Amounts
     The aggregate amounts of related-party transactions were as follows (in thousands):

				Predecessor
			Period from	Period from
			December 23	January 1
			through	through
	Year Ended December 31,		December 31,	December 22,
	2005	2004	2003	2003
Sales to related parties	$2,327	$3,753	$71	$36,792
Purchases from related parties	37,008	39,511	794	236,957
Research and development expenses	—	—	—	6,233
Selling, general, and administrative expenses	—	—	—	962
     The only related-party transactions subsequent to December 22, 2003, are between us and our 50% equity investment in a joint venture at our Kashima site. During the period January 1 through December 22, 2003, Shell Chemicals was a related party.
(b) Revenues
     Sales to related parties are derived primarily from the sale of finished goods. Amounts due from the related-party were approximately $0.4 million as of December 31, 2005, and $1.6 million as of December 31, 2004. These amounts due from the related-party have been reflected as a reduction to the related-party payable, reported in the balance sheet, as there is only one related-party and the sales to and purchases from the related-party are similar products.
(c) Cost of Goods Sold
     We purchase the majority of our primary feedstocks from Shell Chemicals. As discussed, Shell Chemicals may also provide site services, utilities, materials, Original Facilities, and operatorship services. Amounts due to the related-party, net of the amount due from the related-party, were approximately $13.1 million as of December 31, 2005, and $14.5 million as of December 31, 2004.

(d) Research and Development Expenses
     Research and development activities are performed largely by our employees located at Shell Chemicals’ technology centers in Houston, Texas, The Netherlands, and Belgium.
(e) Other
     At the time of the Separation, we entered into an agreement with Ripplewood Holdings LLC our principal equity investor, to provide consulting and management advisory services to us for an annual fee of $2 million. The agreement terminated as a result of the Acquisition. For the period from January 1 through December 22, 2003, we paid these affiliates approximately $2.2 million which is included in selling, general, and administrative expenses.
     In addition, at the time of the Acquisition we entered into an agreement with the owners of TJ Chemicals to provide consulting and management advisory services to us for an annual fee of $2 million, plus reimbursement of expenses incurred.
     In connection with the Acquisition, Chemical Holdings acquired from us an option to purchase all of our outstanding equity interests in us free and clear of all liens, claims and encumbrances other than those created by us in connection with our senior secured credit facility. The option is exercisable at any time until the seventh anniversary of the Acquisition (December 23, 2010), for a purchase price in cash, referred to as the Call Option Price, equal to $400 million on or prior to the first anniversary of the Acquisition, $405 million thereafter but on or prior to the second anniversary of the Acquisition, $410 million thereafter but on or prior to the third anniversary of the Acquisition, $415 million thereafter but on or prior to the fourth anniversary of the Acquisition, $900 million thereafter but on or prior to the fifth anniversary of the Acquisition, $1.2 billion thereafter but on or prior to the sixth anniversary of the Acquisition and $1.5 billion thereafter until the option expires. The Call Option Price shall be adjusted under certain circumstances, to take into account contributions made by Polymer Holdings to us or any material distributions made by us to Polymer Holdings.
(10) Member’s Equity
     Our capitalization is governed by an Amended and Restated Limited Liability Company Agreement dated as of February 28, 2001, as amended to date, or the LLC Agreement. Our membership interests authorized by the LLC Agreement are 1000 Units. At December 31, 2005 and 2004, 100 units were issued and outstanding with no stated value and owned by Polymer Holdings LLC.
(11) Industry Segment and Foreign Operations
     We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” or SFAS 131, our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by SFAS 131 can be found in the consolidated financial statements.

     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net Revenues:
United States	$399,554	$319,159	$284,190
Germany	98,666	90,654	83,004
Japan	57,848	60,020	53,922
Italy	50,638	38,819	37,121
The Netherlands	42,586	32,410	26,644
France	39,333	42,227	31,813
United Kingdom	30,182	24,200	20,043
Brazil	27,001	22,332	14,768
Canada	25,605	21,584	19,959
China	19,691	14,606	12,957
Taiwan	16,436	13,976	11,649
Poland	15,553	10,812	9,387
Argentina	12,472	6,002	5,633
All other countries	140,026	110,585	91,508

	$975,591	$807,386	$702,598

	December 31,
	2005	2004	2003
Long-lived Assets:
United States	$270,639	$261,820	$239,007
France	91,593	101,137	92,166
Brazil	30,008	26,688	24,741
Germany	26,011	30,073	25,739
The Netherlands	23,732	24,042	18,934
Japan	3,342	5,143	4,343
All other countries	12,837	13,516	8,012

	$458,162	$462,419	$412,942

     During the years ended December 31, 2005, 2004 and 2003, no single customer accounted for 10% or more of our net revenues.
(12) Supplemental Guarantor Information
     We and KRATON Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries include Elastomers Holdings LLC, a US holding company, and KRATON Polymers US LLC, a US operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

Balance Sheet

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	5,935	3,401	—	9,336
Other current assets	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	127,589	173,900	92,703	—	394,192
Identifiable intangible assets	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	—	—	—	—	—
Investment in joint venture	813	—	9,729	—	10,542
Deferred financing costs	12,711	—	—	—	12,711
Other long-term assets	105,385	290,963	4,127	(390,870)	9,605

Total assets	$304,264	$696,070	$368,554	$(404,075)	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable—trade	2,900	26,726	34,719	—	64,345
Other payables and accruals	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	1,835	18,696	(7,412)	13,119

Total current liabilities	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	432,093	—	—	—	432,093
Deferred income taxes	(9,055)	42,764	301	—	34,010
Long-term liabilities	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	750,062	121,723	179,105	(398,282)	652,608

Commitments and contingencies (note 6)	—	—	—	—	—
Member’s equity:	—	—	—	—	—
Common equity	(448,685)	574,347	195,028	(5,793)	314,897
Accumulated other comprehensive income	2,887	—	(5,579)	—	(2,692)

Total member’s equity	(445,798)	574,347	189,449	(5,793)	312,205

Total liabilities and member’s equity	$304,264	$696,070	$368,554	$(404,075)	$964,813

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Balance Sheet

	As of December 31, 2004
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$15,981	$30,376	$—	$46,357
Receivables, net	454	43,143	84,467	(7,468)	120,596
Inventories of products	1,684	120,264	91,666	(2,538)	211,076
Inventories of materials and supplies	—	5,673	3,105	—	8,778
Other current assets	2,288	577	7,516	—	10,381
Total current assets	4,426	185,638	217,130	(10,006)	397,188
Property, plant, and equipment, less accumulated depreciation	138,133	181,292	104,908	—	424,333
Identifiable intangible assets	60,883	—	48,811	—	109,694
Investment in joint venture	813	—	9,940	—	10,753
Deferred financing costs	14,973	—	—	—	14,973
Other long-term assets	118,127	252,066	3,529	(365,076)	8,646

Total assets	$337,355	$618,996	$384,318	$(375,082)	$965,587

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$2,680	$—	$—	$—	$2,680
Accounts payable—trade	2,900	29,977	47,091	—	79,968
Other payables and accruals	8,143	16,199	15,717	—	40,059
Due to (from) related parties	—	456	21,483	(7,468)	14,471
Deferred income taxes	—	(417)	1,657	—	1,240

Total current liabilities	13,723	46,215	85,948	(7,468)	138,418
Long-term debt, net of current portion	462,663	—	—	—	462,663
Deferred income taxes	12,344	19,053	(6,213)	—	25,184
Long-term liabilities	261,950	12,865	115,890	(365,076)	25,629

Total liabilities	750,680	78,133	195,625	(372,544)	651,894

Commitments and contingencies (note 6)	—	—	—	—	—
Member’s equity:
Common equity	(414,355)	540,863	167,733	(2,538)	291,703
Accumulated other comprehensive income	1,030	—	20,960	—	21,990

Total member’s equity	(413,325)	540,863	188,693	(2,538)	313,693

Total liabilities and member’s equity	$337,355	$618,996	$384,318	$(375,082)	$965,587

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statement of Operations

	Year ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$523,567	$562,740	$(133,386)	$952,921
Other	—	425	22,245	—	22,670

Total revenues	—	523,992	584,985	(133,386)	975,591
Costs and expenses:
Cost of goods sold	4,939	404,664	489,795	(133,386)	766,012

Gross profit	(4,939)	119,328	95,190	—	209,579
Research and development expenses	—	12,933	13,219	—	26,152
Selling, general, and administrative expenses	—	44,571	28,160	—	72,731
Depreciation and amortization	18,390	18,396	7,304	—	44,090
Earnings in joint venture	—	—	(1,516)	—	(1,516)
Interest expense (income)	36,657	(7,624)	4,910	—	33,943

Income (loss) before income taxes	(59,986)	51,052	43,113	—	34,179
Income tax (provision) benefit	22,401	(18,101)	(15,819)	—	(11,519)

Net income (loss)	$(37,585)	$32,951	$27,294	$—	$22,660

	Year ended December 31, 2004
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$426,346	$462,677	$(97,797)	$791,226
Other	—	—	16,160	—	16,160

Total revenues	—	426,346	478,837	(97,797)	807,386
Costs and expenses:
Cost of goods sold	33,054	325,602	432,109	(97,797)	692,968

Gross profit	(33,054)	100,744	46,728	—	114,418
Research and development expenses	—	10,845	12,333	—	23,178
Selling, general, and administrative expenses	—	38,792	26,111	—	64,903
Depreciation and amortization	17,012	18,311	7,307	—	42,630
Earnings in joint venture	—	—	(462)	—	(462)
Interest expense (income)	40,265	(6,124)	4,822	—	38,963

Income (loss) before income taxes	(90,331)	38,920	(3,383)	—	(54,794)
Income tax (provision) benefit	34,207	(19,022)	3,788	—	18,973

Net income (loss)	$(56,124)	$19,898	$405	$—	$(35,821)

	Period from December 23 through December 31, 2003
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$7,313	$3,676	$(1,457)	$9,532
Other	—	—	328	—	328

Total revenues	—	7,313	4,004	(1,457)	9,860
Costs and expenses:
Cost of goods sold	1,525	4,428	5,300	(1,457)	9,796

Gross profit	(1,525)	2,885	(1,296)	—	64
Research and development expenses	—	214	244	—	458
Selling, general, and administrative expenses	—	523	1,101	—	1,624
Depreciation	342	372	146	—	860
Earnings in joint venture	—	—	(28)	—	(28)
Interest expense (income)	677	(106)	(15)	—	556

Income (loss) before income taxes	(2,544)	1,882	(2,744)	—	(3,406)
Income tax benefit	168	228	951	—	1,347

Net income (loss)	$(2,376)	$2,110	$(1,793)	$—	$(2,059)

	Predecessor
	Period from January 1 through December 22, 2003
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$366,663	$387,904	$(74,304)	$680,263
Other	—	—	12,475	—	12,475

Total revenues	—	366,663	400,379	(74,304)	692,738
Costs and expenses:
Cost of goods sold	(1,415)	257,523	337,939	(74,304)	519,743

Gross profit	1,415	109,140	62,440	—	172,995
Research and development expenses	—	10,978	12,332	—	23,310
Selling, general, and administrative expenses	—	28,398	25,619	—	54,017
Depreciation	(396)	20,468	5,804	—	25,876
Earnings in joint venture	—	—	(621)	—	(621)
Interest expense (income)	56,854	(4,403)	5,092	—	57,543

Income (loss) before income taxes	(55,043)	53,699	14,214	—	12,870
Income tax provision	(2,000)	—	(1,007)	—	(3,007)

Net income (loss)	$(57,043)	$53,699	$13,207	$—	$9,863

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$(42,419)	$86,408	$25,353	$—	$69,342
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(12,091)	(6,603)	—	(18,694)

Net cash used in investing activities	—	(12,091)	(6,603)	—	(18,694)

Cash flows provided by (used in) financing activities:
Repayment of debt	(2,680)	—	—	—	(2,680)
Proceeds from issuance of common equity	—	—	—	—	—
Deferred financing costs	—	—	—	—	—
Proceeds from (payments on) intercompany loans	45,099	(35,357)	(9,742)	—	—

Net cash provided by (used in) financing activities	42,419	(35,357)	(9,742)	—	(2,680)

Effect of exchange rate difference on cash	—	—	6,609	—	6,609

Net increase (decrease) in cash and cash equivalents	—	38,960	15,617	—	54,577
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$54,941	$45,993	$—	$100,934

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$(26,216)	$73,042	$26,336	$—	$73,162
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(24,605)	(10,039)	—	(34,644)

Net cash used in investing activities	—	(24,605)	(10,039)	—	(34,644)

Cash flows provided by (used in) financing activities:
Repayment of debt	(94,657)	—	—	—	(94,657)
Proceeds from issuance of common equity	90,063	—	—	—	90,063
Deferred financing costs	(549)	—	—	—	(549)
Proceeds from (payments on) intercompany loans	31,340	(32,274)	934	—	—

Net cash provided by (used in) financing activities	26,197	(32,274)	934	—	(5,143)

Effect of exchange rate difference on cash	—	—	(4,518)	—	(4,518)

Net increase (decrease) in cash and cash equivalents	(19)	16,163	12,713	—	28,857
Cash and cash equivalents at beginning of period	19	(182)	17,663	—	17,500

Cash and cash equivalents at end of period	$—	$15,981	$30,376	$—	$46,357

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Statements of Cash Flows

	Period from December 23 through December 31, 2003
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows provided by (used in) operating activities	$4,717	$(17,444)	$6,411	$—	$(6,316)
Cash flows used in investing activities:
Purchase of business, including transaction costs	(479,211)	—	—	—	(479,211)
Purchase of plant and equipment	—	—	(2,550)	—	(2,550)

Net cash used for investing activities	(479,211)	—	(2,550)	—	(481,761)

Cash flows provided by (used in) financing activities:
Proceeds from debt	560,000	—	—	—	560,000
Repayment of debt	(344,429)	—	—	—	(344,429)
Proceeds from issuance of common equity	239,520	—	—	—	239,520
Deferred financing costs	(20,000)	—	—	—	(20,000)
Proceeds from (payments on) intercompany loans	39,403	(36,846)	(2,557)	—	—

Net cash provided by (used in) financing activities	474,494	(36,846)	(2,557)	—	435,091

Effect of exchange rate difference on cash	—	—	(485)	—	(485)

Net increase (decrease) in cash and cash equivalents	—	(54,290)	819	—	(53,471)
Cash and cash equivalents at beginning of period	19	54,108	16,844	—	70,971

Cash and cash equivalents at end of period	$19	$(182)	$17,663	$—	$17,500

	Predecessor
	Period from January 1 through December 22, 2003
		Guarantor	Non-Guarantor
	Issuers (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(24,604)	$88,717	$29,440	$—	$93,553
Cash flows used in investing activities:
Purchase of plant and equipment	—	(7,390)	(6,095)	—	(13,485)

Net cash used in investing activities	—	(7,390)	(6,095)	—	(13,485)

Cash flows provided by (used in) financing activities:
Repayment of debt	(16,949)	—	—	—	(16,949)
Cash contributions from (distribution to) parent, net	(3,780)	—	—	—	(3,780)
Proceeds from (payments on) intercompany loans	45,315	(28,253)	(17,062)	—	—

Net cash provided by (used in) financing activities	24,586	(28,253)	(17,062)	—	(20,729)

Effect of exchange rate difference on cash	—	—	(2,673)	—	(2,673)

Net increase (decrease) in cash and cash equivalents	(18)	53,074	3,610	—	56,666
Cash and cash equivalents at beginning of period	37	1,034	13,234	—	14,305

Cash and cash equivalents at end of period	$19	$54,108	$16,844	$—	$70,971

(1)	KRATON Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Polymer Holdings LLC:
     Under date of March 24, 2006, we reported on the consolidated balance sheets of Polymer Holdings LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004 and the period from December 23 through December 31, 2003, and the consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows of KRATON Polymers LLC — Predecessor for the period from January 1 through December 22, 2003, which are included in the Company’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included in the Company’s annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Houston, Texas
March 24, 2006

/s/ KPMG LLP

Schedule II
Polymer Holdings LLC
Valuation Accounts
Period from January 1 through December 22, 2003,
Period from December 23 through December 31, 2003,
For the Year Ended December 31, 2004, and
For the Year Ended December 31, 2005
(In thousands)

	Balance	Charged to		Balance
	at beginning	costs and		at end of
	of period	expenses	Deductions	period
Allowance for Doubtful Accounts
Period from January 1 through December 22, 2003	$2,066	$(63)	$205	$2,208
Period from December 23 through December 31, 2003(1)	—	—	—	—
Year ended December 31, 2004	—	835	(85)	750
Year ended December 31, 2005	750	936	(673)	1,013

	Balance	Charged to		Balance
	at beginning	costs and		at end of
	of period	expenses	Deductions	period
Inventory Reserves
Period from January 1 through December 22, 2003	$9,653	$4,519	$(8,139)	$6,033
Period from December 23 through December 31, 2003(1)	—	—	—	—
Year ended December 31, 2004	—	14,301	(12,284)	2,017
Year ended December 31, 2005	2,017	7,773	(4,764)	5,026

(1)	In connection with the Acquisition all assets and liabilities were recorded at their fair value and accordingly, the valuation accounts were set to zero at December 23, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
KRATON Polymers LLC:
     Under date of March 24, 2006, we reported on the consolidated balance sheets of KRATON Polymers LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004 and the period from December 23 through December 31, 2003, and the consolidated statements of operations, member’s equity and comprehensive income (loss), and cash flows of KRATON Polymers LLC — Predecessor for the period from January 1 through December 22, 2003, which are included in the Company’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included in the Company’s annual report on Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Houston, Texas
March 24, 2006

/s/ KPMG LLP

Schedule II
KRATON Polymers LLC
Valuation Accounts
Period from January 1 through December 22, 2003,
Period from December 23 through December 31, 2003,
For the Year Ended December 31, 2004, and
For the Year Ended December 31, 2005
(In thousands)

	Balance	Charged to		Balance
	at beginning	costs and		at end of
	of period	expenses	Deductions	period
Allowance for Doubtful Accounts
Period from January 1 through December 22, 2003	$2,066	$(63)	$205	$2,208
Period from December 23 through December 31, 2003(1)	—	—	—	—
Year ended December 31, 2004	—	835	(85)	750
Year ended December 31, 2005	750	936	(673)	1,013

	Balance	Charged to		Balance
	at beginning	costs and		at end of
	of period	expenses	Deductions	period
Inventory Reserves
Period from January 1 through December 22, 2003	$9,653	$4,519	$(8,139)	$6,033
Period from December 23 through December 31, 2003(1)	—	—	—	—
Year ended December 31, 2004	—	14,301	(12,284)	2,017
Year ended December 31, 2005	2,017	7,773	(4,764)	5,026

(1)	In connection with the Acquisition all assets and liabilities were recorded at their fair value and accordingly, the valuation accounts were set to zero at December 23, 2003.

EXHIBIT INDEX
Item 15. Exhibits.
The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated in this registration statement by reference.

Exhibit
No.	Description of Exhibits

2.1	Amended and Restated Agreement and Plan of Merger dated November 5, 2003, among Ripplewood Chemical Holding LLC, KRATON Polymers LLC, Polymer Holdings LLC and Polymer Acquisition LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 2.1 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

3.1	Certificate of Formation of Ripplewood Chemical Acquisition LLC dated August 24, 2000 (incorporated by reference from Exhibit 3.1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.2	Certificate of Amendment to the Certificate of Formation of Ripplewood Chemical Acquisition LLC dated December 11, 2000, changing the name to RK Polymers LLC (incorporated by reference from Exhibit 3.2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.3	Certificate of Amendment to Certificate of Formation of RK Polymers LLC dated February 28, 2001, changing the name to KRATON Polymers LLC (incorporated by reference from Exhibit 3.3 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.4	Second Amended and Restated Limited Liability Company Agreement of KRATON Polymers LLC dated March 31, 2004 (incorporated by reference from Exhibit 3.4 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.5	Certificate of Formation of TPG Polymer Holdings, LLC dated October 28, 2003 (incorporated by reference from Exhibit 3.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.6	Amended and Restated Certificate of Formation of TPG Polymer Holdings, LLC dated November 24, 2003 changing name to Polymer Holdings LLC (incorporated by reference from Exhibit 3.2 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.7	Amended and Restated Limited Liability Company Agreement of Polymer Holdings LLC, dated December 23, 2003 (incorporated by reference from Exhibit 3.3 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.1	Indenture dated as of December 23, 2003, among KRATON Polymers LLC, KRATON Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.2	Form of 8.125% Senior Subordinated Notes due 2014 of KRATON Polymers LLC and KRATON Polymers Capital Corporation (included as Exhibit A1 to the Indenture filed as Exhibit 4.1) (1)

4.3	Exchange and Registration Rights Agreement dated December 23, 2003, among KRATON Polymers LLC, KRATON Polymers Capital Corporation, the Guarantors named therein, Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference from Exhibit 4.3 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005) (incorporated by reference from Exhibit 4.1 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.4	Indenture, dated as of November 2, 2004, among Polymer Holdings LLC, Polymer Holdings Capital Corporation, and Wells Fargo Bank, N.A., as trustee, relating to the 12.000% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.2 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.5	Form of 12.000% Senior Discount Notes due 2014 of Polymer Holdings LLC and Polymer Holdings Capital Corporation (included as Exhibit A1 to the Indenture filed as Exhibit 4.1 herein)

4.6	Exchange and Registration Rights Agreement, dated November 2, 2004, among Polymer Holdings LLC, Polymer Holdings Capital Corporation, Goldman, Sachs & Co. and UBS Securities LLC (incorporated by reference from Exhibit 4.3 to Polymer Holdings’ Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.7	Pledge and Security Agreement dated December 23, 2003, among KRATON Polymers LLC, Polymer Holdings LLC, KRATON Polymers Capital Corporation, Elastomers Holdings LLC, KRATON Polymers U.S. LLC, as Grantors and UBS AG, Stanford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.4 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.8	Credit and Guaranty Agreement dated December 23, 2003, among KRATON Polymers LLC, as Borrower, Polymer Holdings LLC, certain subsidiaries of KRATON Polymers LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, UBS AG, Stanford Branch, as Administrative Agent and Collateral Agent, and Morgan Stanley Senior Funding Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as Documentation Agents (incorporated by reference from Exhibit 4.5(a) to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.9	Amendment No. 1 to the Credit and Guaranty Agreement dated as of March 4, 2004 (incorporated by reference from Exhibit 4.5(b) to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

4.10	Amendment No. 2 to the Credit and Guaranty Agreement dated as of October 21, 2004 (incorporated by reference from Exhibit 4.5(c) to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.1	Employment Agreement dated November 1, 2004, between George Gregory and KRATON Polymers LLC (incorporated by reference from Exhibit 10.5 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.2	Notional Unit Award Grant Agreement dated September 10, 2004, between George Gregory and KRATON Polymers LLC (incorporated by reference from Exhibit 10.6 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.3	Profits Unit Award Agreement dated September 10, 2004, between George Gregory and KRATON Polymers LLC (incorporated by reference from Exhibit 10.7 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.4	Letter Agreement dated March 17, 2005, between KRATON Management LLC and George Gregory (incorporated by reference from Exhibit 10.08(b) to Amendment No. 1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.5	Employment Agreement dated April 12, 2004, between Richard A. Ott and KRATON Polymers LLC (incorporated by reference from Exhibit 10.20 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.6	Profits Unit Award Agreement dated September 10, 2004, between Richard Ott and KRATON Polymers LLC (incorporated by reference from Exhibit 10.22 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.7	Employment Agreement dated April 12, 2004, between Joseph J. Waiter, and KRATON Polymers LLC (incorporated by reference from Exhibit 10.23 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.8	Profits Unit Award Agreement dated September 10, 2004, between Joseph Waiter and KRATON Polymers LLC (incorporated by reference from Exhibit 10.25 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.9	Employment Agreement dated March 8, 2004, between Dave Bradley and KRATON Polymers LLC (incorporated by reference from Exhibit 10.26 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.10	Profits Unit Award Agreement dated September 10, 2004, between Dave Bradley and KRATON Polymers LLC (incorporated by reference from Exhibit 10.28 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.11	Restricted Unit Award Grant Agreement dated September 10, 2004, between Dave Bradley and KRATON Polymers LLC (incorporated by reference from Exhibit 10.29 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.12	Restricted Unit Award Grant Agreement dated as of March 17, 2005, between KRATON Polymers LLC and David Bradley (incorporated by reference from Exhibit 10.29(a) to Amendment No. 1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.13	Employment Agreement dated as of March 2, 2005, between KRATON Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.52 to Amendment No. 1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.14	Notional Unit Award Grant Agreement dated as of March 17, 2005, between KRATON Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.53 to Amendment No. 1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.15	Profits Unit Award Agreement dated as of March 17, 2005, between KRATON Polymers LLC and Eli Ben-Shoshan (incorporated by reference from Exhibit 10.55 to Amendment No. 1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on June 9, 2005)

10.16	Employment Agreement dated November 9, 2005, between KRATON and Kevin M. Fogarty (incorporated by reference from Exhibit 10.3 to KRATON’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.17	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin Fogarty and KRATON Polymers LLC (incorporated by reference from Exhibit 10.56 to Amendment No. 3 to KRATON’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

10.18	Profits Unit Award Agreement dated July 15, 2005, between Kevin Fogarty and KRATON Management LLC (incorporated by reference from Exhibit 10.58 to Amendment No. 3 to KRATON’s Registration Statement on Form S-4 filed with the Commission on August 29, 2005)

10.19	Employment Agreement dated as of December 15, 2005, between KRATON Polymers LLC and Raymond Guba (incorporated by reference from Exhibit 10.1 to KRATON’s Current Report on Form 8-K filed with the Commission on December 16, 2005)

10.20	Profit Unit Award Agreement Dated October 24, 2005, between KRATON Management LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.5 to KRATON’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.21	Notional Unit Award Grant Agreement dated October 24, 2005, between KRATON Polymers LLC and Raymond K. Guba (incorporated by reference from Exhibit 10.6 to KRATON’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2005)

10.22	KRATON Polymers LLC Executive Deferred Compensation Plan (incorporated by reference from Exhibit 10.30 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.23	TJ Chemical Holdings LLC 2004 Option Plan and Form of Option Grant Agreement (incorporated by reference from Exhibit 10.31 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.24	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between KRATON Polymers Nederland B.V. and Shell Nederland Raffinaderij B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.32 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.25	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between KRATON Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.33 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.26	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and KRATON Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.34 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.27	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between KRATON Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.35 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.28	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between KRATON Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.36 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.29	Production Agreement dated March 31, 2000, between Elenac GmbH and KRATON Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.37 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.30	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.38 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.31	Styrene Sales Contract dated August 30, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.39 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.32	Agreement dated January 31, 2000, between Shell Hydrocarbures et Derives S.A.S. and KRATON Polymers France S.A.S. for common reception and storage of Styrene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.40 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.33	Multi-Site Agreement for the supply of Styrene Monomer dated February 28, 2001, among Shell Nederland Chemie B.V., Shell Chimie S.A. and KRATON Polymers Nederland BV (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.41 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.34	Butadiene Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.42 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.35	1,3-Butadiene Agreement dated October 1, 1999, between Shell Chimie S.A. and KRATON Polymers France S.A.S. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.43 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.36	Deed of Novation dated December 20, 2005, between Shell Chemical Europe B.V., Shell Pétrochimie Méditerranée S.A.S., Basell Polyoléfines France S.A.S. and KRATON Polymers France S.A.S*

10.37	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.44 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.38	Sales Contract dated September 11, 1999, between Shell Chemical Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.45 to Amendment No. 2 to KRATON’s Registration Statement on

Form S-4 filed with the Commission on July 15, 2005)

10.39	Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and KRATON Polymers Nederland B.V. for the supply of Isoprene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.46 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.40	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre—KRATON D) (incorporated by reference from Exhibit 10.47 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.41	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and KRATON Polymers France SAS (Berre—KRATON G) (incorporated by reference from Exhibit 10.48 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.42	Business Lease dated March 31, 2000, between Elenac GmbH and KRATON Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.49 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.43	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and KRATON Polymers GmbH (incorporated by reference from Exhibit 10.49(a) to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

10.44	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.50 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

10.45	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappil B.V. and KRATON Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference from Exhibit 10.51 to Amendment No. 2 to KRATON’s Registration Statement on Form S-4 filed with the Commission on July 15, 2005)

12.1	Statement re Computation of Ratios*

21.1	List of Significant Subsidiaries (incorporated by reference from Exhibit 21.1 to KRATON’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.