Form 10-Q
period 2006-03-31
Polymer Holdings LLC; Kraton Polymers LLC
filed 2006-05-15
CIK 1321646, 1321730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Polymer Holdings LLC
Commission file number 333-123749

Delaware (State or other jurisdiction of incorporation)	20-0411521 (I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd. Suite 300
Houston, TX 77032	281-504-4700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Kraton Polymers LLC
Commission file number 333-123747

Delaware	94-2805249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd. Suite 300
Houston, TX 77032	281-504-4700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
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
DOCUMENTS INCORPORATED BY REFERENCE

FORWARD LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated in this Form 10-Q are forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We may also make written or oral forward-looking statements in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, competitive pressures in the specialty chemicals industry, changes in prices of raw materials used in our business, changes in levels of consumer spending or preferences, overall economic conditions, the level of our indebtedness and exposure to interest rate fluctuations, governmental regulations and trade restrictions, acts of war or terrorism in the United States or worldwide, political or financial instability in the countries where our goods are manufactured and other risks and uncertainties described in this report and our other reports and documents. These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
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

PART I — Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Polymer Holdings LLC
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in thousands of U.S. dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,392	$100,934
Receivables, net of allowances of $1,094 and $1,013	133,502	107,586
Inventories of products	239,938	192,595
Inventories of materials and supplies	9,612	9,336
Other current assets	20,009	23,511
Deferred income taxes	1,953	1,953

Total current assets	471,406	435,915
Property, plant, and equipment, less accumulated depreciation	393,493	394,192
Identifiable intangible assets, less accumulated amortization	99,886	101,848
Investment in joint venture	9,613	10,542
Deferred financing costs	13,799	14,399
Other long-term assets	9,413	9,605

Total assets	$997,610	$966,501

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$30,570
Accounts payable—trade	81,098	64,345
Other payables and accruals	38,714	48,758
Due to related parties	14,966	13,119
Insurance note payable	7,392	—

Total current liabilities	172,740	156,792
Long-term debt, net of current portion	539,893	537,418
Deferred income taxes	30,239	29,818
Long-term liabilities	30,536	29,713

Total liabilities	773,408	753,741

Commitments and contingencies (See Note 8)
Member’s equity:
Common equity	220,416	215,452
Accumulated other comprehensive income (loss)	3,786	(2,692)

Total member’s equity	224,202	212,760

Total liabilities and member’s equity	$997,610	$966,501

See Notes to the Consolidated Financial Statements.

Polymer Holdings LLC
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	March 31, 2006	March 31, 2005
Revenues
Sales	$220,786	$201,931
Other	8,603	5,269

Total revenues	229,389	207,200
Costs and expense
Costs of goods sold	176,944	157,364

Gross profit	52,445	49,836

Research and development expenses	5,941	5,997
Selling, general, and administrative expenses	17,904	18,072
Depreciation and amortization of identifiable intangibles	11,040	10,982
Earnings in joint venture	(306)	(557)
Interest, net	11,607	11,319

Income before income taxes	6,259	4,023
Income tax provision	(1,913)	(952)

Net income	$4,346	$3,071

See Notes to the Consolidated Financial Statements.

Polymer Holdings LLC
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	March 31, 2006	March 31, 2005
Cash flows provided by (used in) operating activities:
Net income	$4,346	$3,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	11,040	10,982
Amortization of deferred financing costs	600	600
Accretion of discount on senior subordinated notes	3,145	2,793
(Gain) loss on disposal of fixed assets	34	(18)
Distributed (undistributed) earnings in joint venture	959	(96)
Deferred tax provision (benefit)	431	(709)
Non-cash compensation	617	206
Decrease (increase) in working capital:
Accounts receivable	(22,696)	(10,509)
Due from related party	1,726	486
Inventories	(43,074)	(30,283)
Other assets	4,751	(5,518)
Accounts payable, other payables and accruals, and long-term liabilities	4,684	411

Net cash used in operating activities	(33,437)	(28,584)

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(6,154)	(1,791)
Proceeds from sale of property, plant and equipment	—	122

Net cash used in investing activities	(6,154)	(1,669)

Cash flows (used in) provided by financing activities:
Repayment of debt	(670)	(670)
Net proceeds from insurance note payable	7,392	5,519

Net cash provided by financing activities	6,722	4,849

Effect of exchange rate differences on cash	(1,673)	2,146

Net decrease in cash and cash equivalents	(34,542)	(23,258)
Cash and cash equivalents, beginning of period	100,934	46,357

Cash and cash equivalents, end of period	$66,392	$23,099

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$814	$217
Cash paid during the period for interest	12,769	12,309
See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in thousands of U.S. dollars)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,392	$100,934
Receivables, net of allowances of $1,094 and $1,013	133,502	107,586
Inventories of products	239,938	192,595
Inventories of materials and supplies	9,612	9,336
Other current assets	20,009	23,511
Deferred income taxes	1,953	1,953

Total current assets	471,406	435,915
Property, plant, and equipment, less accumulated depreciation	393,493	394,192
Identifiable intangible assets, less accumulated amortization	99,886	101,848
Investment in joint venture	9,613	10,542
Deferred financing costs	12,149	12,711
Other long-term assets	9,413	9,605

Total assets	$995,960	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$30,570
Accounts payable—trade	81,098	64,345
Other payables and accruals	38,714	48,758
Due to related parties	14,966	13,119
Insurance note payable	7,392	—

Total current liabilities	172,740	156,792
Long-term debt, net of current portion	431,423	432,093
Deferred income taxes	35,466	34,010
Long-term liabilities	30,536	29,713

Total liabilities	670,165	652,608

Commitments and contingencies (See Note 8)
Member’s equity:
Common equity	322,009	314,897
Accumulated other comprehensive income (loss)	3,786	(2,692)

Total member’s equity	325,795	312,205

Total liabilities and member’s equity	$995,960	$964,813

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Operations
Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	March 31, 2006	March 31, 2005
Revenues
Sales	$220,786	$201,931
Other	8,603	5,269

Total revenues	229,389	207,200
Costs and expense
Costs of goods sold	176,944	157,364

Gross profit	52,445	49,836
Research and development expenses	5,941	5,997
Selling, general, and administrative expenses	17,904	18,072
Depreciation and amortization of identifiable intangibles	11,040	10,982
Earnings in joint venture	(306)	(557)
Interest, net	8,425	8,493

Income before income taxes	9,441	6,849
Income tax (provision) benefit	(2,946)	(1,894)

Net income	$6,495	$4,955

See Notes to the Consolidated Financial Statements.

Kraton Polymers LLC
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	March 31,	March 31,
	2006	2005
Cash flows (used in) provided by operating activities:
Net income	$6,495	$4,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	11,040	10,982
Amortization of deferred financing costs	562	567
(Gain) loss on disposal of fixed assets	34	(18)
Distributed (undistributed) earnings in joint venture	959	(96)
Deferred tax provision	1,465	233
Non-cash compensation	617	206
Increase (decrease) in working capital:
Accounts receivable	(22,696)	(10,509)
Due from related party	1,726	486
Inventories	(43,074)	(30,283)
Other assets	4,751	(5,518)
Accounts payable, other payables and accruals, and long-term liabilities	4,684	411

Net cash (used in) operating activities	(33,437)	(28,584)

Cash flows (used in) provided by investing activities:
Purchase of property, plant and equipment	(6,154)	(1,791)
Proceeds from sale of property, plant and equipment	—	122

Net cash used in investing activities	(6,154)	(1,669)

Cash flows (used in) provided by financing activities:
Repayment of debt	(670)	(670)
Net proceeds from insurance note payable	7,392	5,519

Net cash provided by financing activities	6,722	4,849

Effect of exchange rate differences on cash	(1,673)	2,146

Net decrease increase in cash and cash equivalents	(34,542)	(23,258)
Cash and cash equivalents, beginning of period	100,934	46,357

Cash and cash equivalents, end of period	$66,392	$23,099

Supplemental disclosure cash flow information:
Cash paid during the period for income taxes, net of refunds received	$814	$217
Cash paid during the period for interest	12,769	12,309
See Notes to the Consolidated Financial Statements.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(1) Summary of Significant Accounting Policies
(a) Organization and Description of Business
     Polymer Holdings LLC together with its subsidiaries, unless otherwise indicated, are collectively referred to as “Polymer Holdings,” “we,” “our,” “ours,” and “us.” Polymer Holdings is a holding company whose only material asset is its investment in Kraton Polymers LLC, or Kraton. Kraton and its subsidiaries own substantially all of the consolidated operating assets. Kraton is the parent of Elastomers Holdings LLC (parent company of our United States operations), Kraton Polymers Holdings B.V. (parent company of non-U.S. operations) and Kraton Polymers Capital Corporation (a company with no operations). TJ Chemical Holdings LLC, or TJ Chemical, owns 100% of the equity interests of Polymer Holdings. TJ Chemical is indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, entities affiliated with or managed by J.P. Morgan Partners, LLC and its affiliates and Kraton Polymers Management LLC, or Management LLC.
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
     The consolidated balance sheets, the consolidated statements of operations and the consolidated statements of cash flows for the periods presented are unaudited and reflect all adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. Operating results for the first three months of 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands of dollars unless otherwise indicated. Certain amounts have been reclassified in the prior period to conform to the current period presentation.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts as well as certain disclosures. Our financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto reported in Polymer Holdings’ and Kraton’s Combined Form 10-K for the year ended December 31, 2005.
     Unless specifically noted, these notes to consolidated financial statements apply to both Polymer Holdings and Kraton.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(2) Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123. As required, we adopted the provisions of SFAS No. 123(R) effective at the beginning of our fiscal 2006, using the modified-prospective method. Upon adoption of SFAS No. 123(R), we elected to use the Black-Scholes option-pricing model. If we had adopted SFAS No. 123(R) in prior years, our operating income for the years ended December 31, 2005, 2004 and 2003 would have been reduced by approximately $1.5 million, $1.0 million and $0.0 million, respectively. SFAS No. 123(R) requires the benefit of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow in the accompanying consolidated statements of cash flows.
     See footnote 9 (b) for a description of the T.J. Chemical Holdings LLC 2004 Option Plan. There were no options granted during the three months ended March 31, 2006, and there were no options exercised during the three months ended March 31, 2006 and 2005.
     During the three months ended March 31, 2006 and March 31, 2005, we recorded $429 thousand and $157 thousand, respectively, in stock-based employee compensation expense, net of tax effects of $188 thousand and $49 thousand, respectively. At March 31, 2006, there was $6.6 million of unrecognized compensation cost related to nonvested option awards, and $2.4 million of unrecognized compensation expense related to nonvested restricted stock awards.
     The Company expects to recognize in stock-based employee compensation expense the following (in millions):

Year Ended
December 31,	Amount
2006	$2.4
2007	2.4
2008	2.4
2009	1.3
2010	0.5
     The weighted average fair value per option at the date of grant for options granted in the first quarter of 2005 was $0.65 (no options were granted in the first quarter of 2006), as valued using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended
March 31, 2005
Risk-free interest rate	3.75%
Expected dividend yield	0.0%
Expected volatility	0.998
Expected term (in years)	5.0
     Since our membership units are privately held, the estimated volatility is based on the historical volatility of similar companies stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the noted periods (in thousands):

	Three Months Ended
	March 31, 2005
	Polymer Holdings	Kraton
Reported net income	$3,071	$4,955
Add: Stock based employee compensation expense (1)	—	—
Less: Total fair value computed stock-based compensation, net of tax	(252)	(252)

Pro forma net income	$2,819	$4,703

(1)	Amount does not include stock-based compensation of $206 related to the Company’s restricted stock awards.
     Information pertaining to option activity for the three months ended March 31, 2006 is as follows (number of options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value (1)
Outstanding-beginning of year	14,835	$1.00	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	240	1.00	—

Outstanding at March 31, 2006	14,595	$1.00	2.2	—

Exercisable at March 31, 2006	2,993	$1.00	—	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was estimated to be $0.89 at March 31, 2006.
     The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of March 31, 2006, and the number and weighted average exercise price of options exercisable as of March 31, 2006 follow (number of options in thousands):

			Weighted	Weighted
	Range of	Number of	Average	Average
	Exercise Prices	Options	Exercise Price	Remaining Life
Outstanding options:	$1.00	14,595	$1.00	2.2

Exercisable options:	$1.00	2,993	$1.00

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(3) Detail of Certain Balance Sheet Accounts
     The components of inventories and other payables and accruals included the following (in thousands):

	March 31,	December 31,
	2006	2005

Inventories:
Finished products	$209,347	$167,454
Work in progress	3,305	2,615
Raw materials	27,286	22,526

	$239,938	$192,595

Other payables and accruals:
Employee related	$8,304	$16,217
Interest	3,844	8,069
Property and other taxes	6,304	5,095
Customer rebates	2,368	4,382
Income taxes payable	279	752
Other	17,615	14,243

	$38,714	$48,758

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(4) Comprehensive Income (Loss)
     The components of comprehensive income (loss) include the following (in thousands):

	Three Months Ended
	March 31
	2006	2005
Polymer Holdings
Net income	$4,346	$3,071
Foreign currency adjustments	6,273	(11,603)
Unrealized gain on interest rate swaps	205	1,544

Total comprehensive income (loss)	$10,824	$(6,988)

Kraton
Net income	$6,495	$4,955
Foreign currency adjustments	6,273	(11,603)
Unrealized gain on interest rate swaps	205	1,544

Total comprehensive income (loss)	$12,973	$(5,104)

     Accumulated other comprehensive income (loss) consisted of the following for both Polymer Holdings and Kraton (in thousands):

	March 31, 2006	December 31, 2005

Foreign currency adjustments	$694	$(5,579)
Unrealized gain on interest rate swaps	3,092	2,887

Total accumulated other comprehensive income (loss)	$3,786	$(2,692)

(5) Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Kraton:
Senior Secured Credit Facility:
Term loans	$261,993	$262,663
Revolver	—	—
8.125% Senior Subordinated Notes	200,000	200,000

Total long-term debt	461,993	462,663
Less current portion of long-term debt	30,570	30,570

Total Kraton	431,423	432,093

Polymer Holdings:
12.000% Senior Discount Notes	108,470	105,325

Total Polymer Holdings	$539,893	$537,418

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(a) Senior Secured Credit Facility
     The senior secured credit facility consists of a $60 million revolving credit facility, or the Revolving Facility, and a $360 million term loan facility, or the Term Facility, and is subject to the terms and conditions of the credit agreement, dated as of December 23, 2003, or the Credit Agreement, among us, various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc., and General Electric Capital Corporation as amended on March 4, 2004, October 21, 2004 and February 16, 2006. We refer in these notes to the loans made under the Revolving Facility as the Revolving Loans, and the loans made under the Term Facility as the Term Loans. Three of Kraton’s subsidiaries, Kraton Polymers U.S. LLC, Elastomers Holdings LLC, and Kraton Polymers Capital Corporation, and Polymer Holdings, have guaranteed the senior secured credit facility and we refer in these notes to these guarantors, together with Kraton as the Loan Parties. The senior secured credit facility is secured by a perfected first priority security interest in all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of our capital stock and the capital stock of our domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. As of March 31, 2006, and December 31, 2005, we had no outstanding borrowings under the Revolving Facility.
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
   Mandatory Prepayments
     The Term Facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of equity offerings (declining to 25%, if a leverage ratio in met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of our excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.
     We were not required to make a prepayment related to excess cash flow generated during the year ended December 31, 2005, due to the amendment to the Term Loans, dated May 12, 2006, as discussed in Note 11 below.
  Covenants
     The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
     The Credit Agreement contains certain negative covenants including limitation on indebtedness, limitation on liens, limitation on fundamental changes, limitation on investments, limitation on asset sales, limitation on sales and leasebacks, limitation on restricted payments, limitation on transactions with affiliates, and certain financial covenants.
     As of March 31, 2006, we were in compliance with all covenants under the Credit Agreement.
     See Note 11 for a description of recent amendments.
(b) Senior Subordinated Notes Due January 15, 2014
     In connection with the Acquisition, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at March 31, 2006, and December 31, 2005, is $200.0 million.
  Interest
     The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable (1) on January 15 and July 15 each year, with the first such payment made July 15, 2004, (2) upon any redemption or prepayment as described below, and (3) at maturity.
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
     As of March 31, 2006, we are in compliance with all covenants under the 8.125% Notes.
(c) Senior Discount Notes Due July 15, 2014
     In connection with an amendment to Kraton’s senior secured credit facility dated October 21, 2004, Polymer Holdings and Polymer Holdings Capital Corporation issued $150 million principal amount at maturity (from which $91.9 million of net cash proceeds were realized) of 12.000% Senior Discount Notes due 2014, or the 12.000% Discount Notes, on November 2, 2004. Neither Kraton nor any of its subsidiaries guarantee the 12.000% Discount Notes. The 12.000% Discount Notes had an initial accreted value of $612.76 per $1,000 in principal amount at maturity. The accreted value of each Note will increase on a daily basis from the date of issuance until January 15, 2009, at a rate of 12.000% per annum, reflecting

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
the accrual of non-cash interest, such that the accreted value on January 15, 2009 will equal the principal amount at maturity. The amount of the 12.000% Discount Notes outstanding at March 31, 2006, was $150.0 million, with an accreted value of $108.5 million.
  Interest
     No cash interest will accrue on the 12.000% Discount Notes prior to January 15, 2009. Thereafter, cash interest on the 12.000% Discount Notes will accrue and be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2009, at a rate of 12.000% per annum. Interest is payable (1) on January 15 and July 15 each year, with the first such payment to be made July 15, 2009, (2) upon any redemption or prepayment as described below, and (3) at maturity.
  Optional Redemption
     At any time prior to January 15, 2007, we may elect to redeem up to 35% of the 12.000% Discount Notes at a redemption price of 112.000% of the accreted value thereof at the redemption date, with the net cash proceeds of one or more equity offerings by us or Kraton, to the extent the net proceeds are distributed by Kraton to us, or a contribution to the common equity of capital of us from the net proceeds of one or more equity offerings by a direct or indirect payment of us. On or after January 15, 2009, we may elect to redeem the 12.000% Discount Notes at certain predetermined redemption prices, plus accrued and unpaid interest. On April 24, 2006, we announced the commencement of a cash tender offer for any and all of the outstanding 12.000% Discount Notes.
  Covenants
     The 12.000% Discount Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of Notes with financial statements and other financial information and to provide the holders of Notes notice of material events.
     The 12.000% Discount Notes contain certain negative covenants including limitation on indebtedness, limitation on restricted payments, limitation on restrictions on distributions from certain subsidiaries, limitation on lines of business, and mergers and consolidations.
     As of March 31, 2006, we were in compliance with all covenants under the 12.000% Discount Notes.
     See Note 11 for a description of the tender offer with respect to the 12.000% Discount Notes.
(6) Financial Instruments
(a) Interest Rate Swap Agreements
     Under the term loan portion of the senior secured credit facility, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of the variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million effective June 11, 2004, and $80 million effective July 6, 2004. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. On November 1, 2004, both of these agreements were designated as cash flow hedges on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $160.0 million of the term loan portion of the credit facility. As of March 31, 2006, the fair market value of the agreements in effect was an asset of $3.2 million. The agreements have an average fixed rate of 3.524%.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(b) Fair Value of Financial Instruments
     The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006
	Carrying Value	Fair Value
Term loans	$261,993	$261,993
8.125% Notes	200,000	199,100
12.000% Discount Notes	108,470	118,725

	December 31, 2005
	Carrying Value	Fair Value
Term loans	$262,663	$262,663
8.125% Notes	200,000	192,000
12.000% Discount Notes	105,325	108,375
     Due to the Term Loans having variable interest rates, the fair value equals their carrying value.
(7) Income Taxes
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
(8) Commitments and Contingencies
  Legal Proceedings
     We, and certain of our subsidiaries, are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our financial position, results of operations or cash flows.
(9) Employee Benefits
(a) Investment in Kraton Management LLC
     We provided certain key employees who held interests in us prior to the Acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price and have been granted restricted and notional restricted membership units. The membership units are subject to customary tag-along and drag-along rights, as well as a Company call right in the event of termination of employment. As of March 31, 2006, there were 2,740,000 membership units of Management LLC issued and outstanding.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(b) TJ Chemical Holdings LLC 2004 Option Plan
     On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including Kraton, of non-qualified options to purchase TJ Chemical membership units in order to provide them with an appropriate incentive to encourage them to continue in the employ of or to perform services for, and to improve the growth and profitability of, TJ Chemical and its affiliates. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of March 31, 2006, there were 14,595,000 options granted and outstanding.
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

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(c) Other Equity Awards
     We provided certain key employees with a grant of profits units (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemicals and its affiliates and TJ Chemicals and its affiliates do not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed two times the Threshold Amount, which is defined as the initial value of TJ Chemical, and 50% of the profits units granted will vest when the fair value of TJ Chemical’s assets equal or exceed three times the Threshold Amount, provided, that the participant is employed by Kraton or its subsidiaries on such vesting date, and provided further, that 100% of the profits units shall become vested upon a change in control. Upon the occurrence of any of the foregoing vesting events, TJ Chemicals will pay to the holders of the profits units the amount of the difference between initial value of the profits units and the then current fair value of the profits units as determined by the profits units agreement. Compensation expense will be recorded in our financial statements for this difference at the time it becomes probable the profits units will become vested. As of March 31, 2006, there were 2,231,250 profits units granted and outstanding.
(d) Kraton Polymers LLC Executive Deferred Compensation Plan
     On September 9, 2004, the Board of Directors of Kraton adopted the Kraton Deferred Compensation Plan. Under the plan, certain employees will be permitted to elect to defer a portion (generally up to 50%) of their annual incentive bonus with respect to each bonus period. Participating employees will be credited with a notional number of membership units based on the fair value of TJ Chemical membership units as of the date of deferral, although the distribution of membership units in such accounts may be made indirectly through Management LLC. Such membership units will be distributed upon termination of the participant’s employment subject to a call right or upon a change in control. We reserved 2 million membership units for issuance pursuant to the Kraton Deferred Compensation Plan and as of March 31, 2006, there were no granted or outstanding membership units.
(e) 2006 Incentive Compensation Plan
     On March 8, 2006, the Compensation Committee of the Board of Directors, or the Board, of Kraton approved and adopted the 2006 Incentive Compensation Plan including the performance-based criteria by which potential payouts to participants will be determined. The 2006 Incentive Compensation Plan is designed to attract, retain, motivate and reward officers, and certain employees that have been deemed eligible to participate. For the bonus year which ends December 31, 2006, the Board will establish a common bonus pool proportional to the EBITDA generated. It is expected that the common bonus pool be in the range of $5 million to $10 million, but could be more or less depending on performance. Once the common bonus pool is determined based on EBITDA, the common bonus pool under the 2006 Incentive Compensation Plan may be increased or decreased up to $1 million based on a series of additional performance criteria as established by the Compensation Committee.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(f) Retirement Plans
     The components of net periodic benefit cost related to pension benefits for the three months ended March 31, 2006, and March 31, 2005, are as follows (in thousands):

	Three Months Ended
	March 31
	2006	2005
Components of net periodic benefit cost:
Service cost	$797	$886
Interest cost	849	779
Expected return on plan assets	(799)	(736)

Net periodic benefit cost	$847	$929

     The components of net periodic benefit cost related to other postretirement benefits for the three months ended March 31, 2006, and March 31, 2005, are as follows (in thousands):

	Three Months Ended
	March 31
	2006	2005
Components of net periodic benefit cost:
Service cost	$103	$92
Interest cost	137	119
Recognized actuarial gain	—	(1)

Net periodic benefit cost	$240	$210

(10) Industry Segment and Foreign Operations
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

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
     For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net Revenues:
United States	$85,309	$83,563
Germany	24,293	21,712
Japan	16,107	14,308
Netherlands	14,323	10,118
Italy	13,289	12,126
United Kingdom	9,326	6,914
China	8,923	3,710
Brazil	7,233	6,186
France	6,993	12,039
Canada	6,100	5,844
Thailand	3,679	2,759
Taiwan	3,634	2,871
Argentina	3,125	2,833
Australia	2,980	2,086
Turkey	2,777	1,977
All other countries	21,298	18,154

	$229,389	$207,200

	March 31,	December 31,
	2006	2005
Long-lived Assets:
United States	$272,484	$270,639
France	93,095	91,593
Brazil	34,479	30,008
Germany	26,805	26,011
Netherlands	24,292	23,732
Japan	3,346	3,342
All other countries	12,965	12,837

	467,466	458,162
Less accumulated depreciation	(73,973)	(63,970)

	$393,493	$394,192

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(11) Subsequent Event
     Tender Offer
     On April 24, 2006, Polymer Holdings and Polymer Holdings Capital Corporation announced the commencement of a cash tender offer for any and all of the outstanding $150,000,000 aggregate principal amount at maturity of the 12.000% Discount Notes on the terms and subject to the conditions set forth in their Offer to Purchase and Consent Solicitation Statement dated April 24, 2006, in a transaction we refer to as the Offer. Polymer Holdings and Polymer Holdings Capital Corporation are also soliciting consents for amendments to the indenture under which the 12.000% Discount Notes were issued. The proposed amendments include elimination of substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indenture. Consummation of the Offer is subject to the satisfaction of a number of conditions, including, among others, receipt of consents from holders of a majority in principal amount at maturity of the outstanding 12.000% Discount Notes and the consummation of a refinancing by Kraton, whereby Kraton’s existing senior secured credit facility will be amended to provide for, among other things, a new $385 million term loan facility resulting in an increase of approximately $103 million in its senior secured debt. Polymer Holdings and Polymer Holdings Capital Corporation are planning to fund the purchase of the 12.000% Discount Notes with proceeds from the refinancing and a cash distribution by Kraton to Polymer Holdings.
     The Offer will expire at 9:00 a.m., New York City time, on May 22, 2006, unless extended or earlier terminated by the offerors (such date and time, as they may be extended, or the Expiration Time). The consent solicitation expired at 5:00 p.m., New York City time, on May 5, 2006, (such date and time is referred to as the Consent Payment Deadline). Holders of 12.000% Discount Notes who tendered their notes prior to the Consent Payment Deadline received the total consideration of $860 for each $1,000 principal amount at maturity of the 12.000% Discount Notes accepted for payment. Holders of 12.000% Discount Notes must tender their notes at or prior to the Expiration Time to receive the tender offer consideration, which will be $810 for each $1,000 principal amount at maturity of the 12.000% Discount Notes that are accepted for payment. The total consideration is the sum of the tender offer consideration plus a consent payment of $50 per $1,000 principal amount at maturity of 12.000% Discount Notes are accepted for payment.
     As of May 5, 2006, the consent solicitation payment deadline, $149.75 million in aggregate principal amount at maturity, or approximately 99.8% of the 12.000% Discount Notes outstanding had been validly tendered and not withdrawn. Pursuant to the terms of the Offer, the execution on May 9, 2006 of the supplemental indenture implementing the amendments described above constituted the withdrawal deadline, after which tenders of 12.000% Discount Notes may not be withdrawn and consents delivered with respect to the 12.000% Discount Notes may not be revoked. The 12.000% Discount Notes validly tendered and not withdrawn as of May 5, 2006 were accepted for payment and purchased by the offerors on May 12, 2006 for aggregate total consideration equal to $128,785,000. The Offer will expire at 9:00 a.m., New York City time, on May 22, 2006, unless extended or earlier terminated by the offerors.
     On, or on a date promptly following, the Expiration Time unless extended by Polymer Holdings and Polymer Holdings Capital Corporation, all Notes validly tendered and not validly withdrawn after the Consent Payment Deadline but prior to the Expiration Time will be accepted for payment, and holders of 12.000% Discount Notes so tendered will receive the tender offer consideration.
     Amendment to Kraton’s Senior Secured Credit Facility
     On May 12, 2006 Kraton consummated an amendment to its senior secured credit agreement dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006, which we refer to as the Amendment. The following description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the provisions of the senior secured credit agreement, as so amended, filed as an exhibit to this Form 10-Q.
     Overview
     The Amendment provides for a new Term Facility of $385 million, representing a $25 million increase over the original Term Facility, and extends the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extends the maturity of the Revolving Facility to May 12, 2011 and provides for the possibility of increasing the existing Revolving Facility and from $60 million to $80 million, subject to new revolving lenders becoming parties to the credit agreement. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to repay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to finance a portion of the funds necessary to consummate the Offer and pay fees and expenses related to the foregoing.
     Interest and Fees
     The term loans under the new Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. These rates represent a reduction of 0.50% from the applicable rates in the original Term Facility.
     Covenants
     The Amendment modified certain of the specified financial ratios that we are required to maintain and financial tests that we are required to meet. These modifications include the elimination of our obligation to comply with the maximum capital expenditures test. In addition, under the Amendment, we are required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively less restrictive thereafter.
     Events of Default
     The Amendment permits Polymer Holdings to cure a financial covenant default under the credit agreement by issuing shares of common stock for cash or otherwise receiving cash equity contributions within a prescribed period of time following the occurrence of the default.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
(12) Supplemental Guarantor Information – Polymer Holdings LLC
     Polymer Holdings was not a party to the issuance of the 8.125% Notes. Polymer Holdings’ separate financial statements are included in the following Supplemental Guarantor Information as of, and for the Three Months Ended March 31, 2006, for the sole purpose that the following consolidated balances will agree to Polymer Holdings’ consolidated financial statements.
Balance Sheet

	As of March 31, 2006
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$23,144	$43,248	$—	$66,392
Receivables, net	—	877	53,062	98,806	(19,243)	133,502
Inventories of products	—	—	134,661	113,500	(8,223)	239,938
Inventories of materials and supplies	—	—	6,054	3,558	—	9,612
Other current assets	—	11,903	827	7,279	—	20,009
Deferred income taxes	—	—	6,027	(4,074)	—	1,953

Total current assets	—	12,780	223,775	262,317	(27,466)	471,406
Property, plant, and equipment, less accumulated depreciation	—	125,071	171,606	96,816	—	393,493
Identifiable intangible assets	—	51,075	—	48,811	—	99,886
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	8,800	—	9,613
Deferred financing costs	1,650	12,149	—	—	—	13,799
Other long-term assets	—	118,125	317,997	3,954	(430,663)	9,413

Total assets	$331,232	$320,013	$713,378	$420,698	$(787,711)	$997,610

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$30,570	$—	$—	$—	$30,570
Accounts payable-trade	—	2,900	30,573	47,625	—	81,098
Other payables and accruals	—	3,844	11,349	23,521	—	38,714
Due to (from) related parties	—	—	9,880	24,329	(19,243)	14,966
Insurance note payable	—	7,392	—	—	—	7,392

Total current liabilities	—	44,706	51,802	95,475	(19,243)	172,740
Long-term debt, net of current portion	108,470	431,423	—	—	—	539,893
Deferred income taxes	(5,227)	(13,517)	46,591	2,392	—	30,239
Long-term liabilities	—	312,538	29,998	118,663	(430,663)	30,536

Total liabilities	103,243	775,150	128,391	216,530	(449,906)	773,408

Commitments and Contingencies (See Note 8)
Member’s equity:
Common equity	227,989	(458,229)	584,987	203,474	(337,805)	220,416
Accumulated other comprehensive income	—	3,092	—	694	—	3,786

Total member’s equity	227,989	(455,137)	584,987	204,168	(337,805)	224,202

Total liabilities and member’s equity	$331,232	$320,013	$713,378	$420,698	$(787,711)	$997,610

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the Issuers of the 12.000% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide information that would be useful.

(2)	Kraton Polymers LLC and Kraton Polymers Capital Corporation are the Issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Balance Sheet

	As of December 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	—	5,935	3,401	—	9,336
Other current assets	—	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	—	6,027	(4,074)	—	1,953

Total current assets	—	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	—	127,589	173,900	92,703	—	394,192
Identifiable intangible assets, less accumulated amortization	—	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	329,582	—	—	—	(329,582)	—
Investment in joint venture	—	813	—	9,729	—	10,542
Deferred financing costs	1,688	12,711	—	—	—	14,399
Other long-term assets	—	105,385	290,963	4,127	(390,870)	9,605

Total assets	$331,270	$304,264	$696,070	$368,554	$(733,657)	$966,501

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$—	$30,570	$—	$—	$—	$30,570
Accounts payable – trade	—	2,900	26,726	34,719	—	64,345
Other payables and accruals	—	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	—	1,835	18,696	(7,412)	13,119

Total current liabilities	—	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	105,325	432,093	—	—	—	537,418
Deferred income taxes	(4,192)	(9,055)	42,764	301	—	29,818
Long-term liabilities	—	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	101,133	750,062	121,723	179,105	(398,282)	753,741

Commitments and contingencies (See Note 8)	—	—	—	—	—	—
Member’s equity:	—	—	—	—	—	—
Common equity	230,137	(448,685)	574,347	195,028	(335,375)	215,452
Accumulated other comprehensive income	—	2,887	—	(5,579)	—	(2,692)

Total member’s equity	230,137	(445,798)	574,347	189,449	(335,375)	212,760

Total liabilities and member’s equity	$331,270	$304,264	$696,070	$368,554	$(733,657)	$966,501

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the Issuers of the 12.000% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide information that would be useful.

(2)	Kraton Polymers LLC and Kraton Polymers Capital Corporation are the Issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Three Months Ended March 31, 2006
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$121,514	$147,276	$(48,004)	$220,786
Other	—	—	—	8,603	—	8,603

Total revenues	—	—	121,514	155,879	(48,004)	229,389
Costs and expenses:
Cost of goods sold	—	2,430	91,635	130,883	(48,004)	176,944

Gross profit	—	(2,430)	29,879	24,996	—	52,445

Research and development expenses	—	—	3,170	2,771	—	5,941
Selling, general, and administrative expenses	—	—	10,607	7,297	—	17,904
Depreciation and amortization	—	4,479	4,562	1,999	—	11,040
Earnings in joint venture	—	—	—	(306)	—	(306)
Interest expense (income)	3,182	9,637	(2,130)	1,098	—	11,607

Income (loss) before income taxes	(3,182)	(16,546)	13,850	12,137	—	6,259
Income tax (provision) benefit	1,033	4,573	(3,828)	(3,691)	—	(1,913)

Net income (loss)	$(2,149)	$(11,973)	$10,022	$8,446	$—	$4,346

	Three Months Ended March 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$—	$108,628	$124,964	$(31,661)	$201,931
Other	—	—	—	5,269	—	5,269

Total revenues		—	108,628	130,233	(31,661)	207,200
Costs and expenses:	—
Cost of goods sold	—	2,111	80,019	106,895	(31,661)	157,364

Gross profit		(2,111)	28,609	23,338	—	49,836

Research and development expenses	—	—	2,871	3,126	—	5,997
Selling, general, and administrative expenses	—	—	11,132	6,940	—	18,072
Depreciation and amortization	—	4,363	4,602	2,017	—	10,982
Earnings in joint venture	—	—	—	(557)	—	(557)
Interest expense (income)	2,826	8,902	(1,669)	1,260	—	11,319

Income (loss) before income taxes	(2,826)	(15,376)	11,673	10,552	—	4,023
Income tax (provision) benefit	942	4,254	(3,229)	(2,919)	—	(952)

Net income (loss)	$(1,884)	$(11,122)	$8,444	$7,633	$—	$3,071

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the Issuers of the 12.000% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	Kraton Polymers LLC and Kraton Polymers Capital Corporation are the Issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Statements of Cash Flows

	Three Months Ended March 31, 2006
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(46,515)	$(2,412)	$15,490	$—	$(33,437)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(2,332)	(3,822)	—	(6,154)

Net cash used in investing activities	—	—	(2,332)	(3,822)	—	(6,154)

Cash flows provided by (used in) financing activities:
Repayment of debt	—	(670)	—	—	—	(670)
Proceeds from (payments on) intercompany loans	—	39,793	(27,053)	(12,740)	—	—
Net proceeds from insurance note payable	—	7,392	—	—	—	7,392

Net cash provided by (used in) financing activities	—	46,515	(27,053)	(12,740)	—	6,722

Effect of exchange rate difference on cash	—	—	—	(1,673)	—	(1,673)

Net decrease in cash and cash equivalents	—	—	(31,797)	(2,745)	—	(34,542)
Cash and cash equivalents at beginning of period	—	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$—	$23,144	$43,248	$—	$66,392

	Three Months Ended March 31, 2005
	Polymer		Guarantor	Non-Guarantor
	Holdings (1)	Kraton (2)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(17,357)	$2,619	$(13,846)	$—	$(28,584)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(1,123)	(546)	—	(1,669)

Net cash used in investing activities	—	—	(1,123)	(546)	—	(1,669)

Cash flows provided by (used in) financing activities:

Repayment of debt	—	(670)	—	—	—	(670)

Net proceeds from insurance note payable	—	5,519	—	—	—	5,519
Proceeds from (payments on) intercompany loans	—	12,508	(14,907)	2,399	—	—

Net cash provided by (used in) financing activities	—	17,357	(14,907)	2,399	—	4,849

Effect of exchange rate difference on cash	—	—	—	2,146	—	2,146

Net decrease in cash and cash equivalents	—	—	(13,411)	(9,847)	—	(23,258)
Cash and cash equivalents at beginning of period	—	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$—	$2,570	$20,529	$—	$23,099

(1)	Polymer Holdings LLC and Polymer Holdings Capital Corporation are the Issuers of the 12.000% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide information that would be useful. Neither Polymer Holdings nor Polymer Holdings Capital Corporation is a guarantor of the 8.125% Notes.

(2)	Kraton Polymers LLC and Kraton Polymers Capital Corporation are the Issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
(12) Supplemental Guarantor Information – Kraton Polymers LLC
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
Balance Sheet

	As of March 31, 2006
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$23,144	$43,248	$—	$66,392
Receivables, net	877	53,062	98,806	(19,243)	133,502
Inventories of products	—	134,661	113,500	(8,223)	239,938
Inventories of materials and supplies	—	6,054	3,558	—	9,612
Other current assets	11,903	827	7,279	—	20,009
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	12,780	223,775	262,317	(27,466)	471,406
Property, plant, and equipment, less accumulated depreciation	125,071	171,606	96,816	—	393,493
Identifiable intangible assets, less accumulated amortization	51,075	—	48,811	—	99,886
Investment in joint venture	813	—	8,800	—	9,613
Deferred financing costs	12,149	—	—	—	12,149
Other long-term assets	118,125	317,997	3,954	(430,663)	9,413

Total assets	$320,013	$713,378	$420,698	$(458,129)	$995,960

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable – trade	2,900	30,573	47,625	—	81,098
Other payables and accruals	3,844	11,349	23,521	—	38,714
Due to (from) related parties	—	9,880	24,329	(19,243)	14,966
Insurance note payable	7,392	—	—	—	7,392

Total current liabilities	44,706	51,802	95,475	(19,243)	172,740
Long-term debt, net of current portion	431,423	—	—	—	431,423
Deferred income taxes	(13,517)	46,591	2,392	—	35,466
Long-term liabilities	312,538	29,998	118,663	(430,663)	30,536

Total liabilities	775,150	128,391	216,530	(449,906)	670,165

Commitments and contingencies (note 8)
Member’s equity:
Common equity	(458,229)	584,987	203,474	(8,223)	322,009
Accumulated other comprehensive income	3,092	—	694	—	3,786

Total member’s equity	(455,137)	584,987	204,168	(8,223)	325,795

Total liabilities and member’s equity	$320,013	$713,378	$420,698	$(458,129)	$995,960

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Balance Sheet

	As of December 31, 2005
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,941	$45,993	$—	$100,934
Receivables, net	—	45,048	69,950	(7,412)	107,586
Inventories of products	—	109,691	88,697	(5,793)	192,595
Inventories of materials and supplies	—	5,935	3,401	—	9,336
Other current assets	4,729	9,565	9,217	—	23,511
Deferred income taxes	—	6,027	(4,074)	—	1,953

Total current assets	4,729	231,207	213,184	(13,205)	435,915
Property, plant, and equipment, less accumulated depreciation	127,589	173,900	92,703	—	394,192
Identifiable intangible assets	53,037	—	48,811	—	101,848
Investment in consolidated subsidiaries	—	—	—	—	—
Investment in joint venture	813	—	9,729	—	10,542
Deferred financing costs	12,711	—	—	—	12,711
Other long-term assets	105,385	290,963	4,127	(390,870)	9,605

Total assets	$304,264	$696,070	$368,554	$(404,075)	$964,813

Liabilities and Member’s Equity
Current liabilities:
Current portion of long-term debt	$30,570	$—	$—	$—	$30,570
Accounts payable – trade	2,900	26,726	34,719	—	64,345
Other payables and accruals	8,069	21,448	19,241	—	48,758
Due to (from) related parties	—	1,835	18,696	(7,412)	13,119

Total current liabilities	41,539	50,009	72,656	(7,412)	156,792
Long-term debt, net of current portion	432,093	—	—	—	432,093
Deferred income taxes	(9,055)	42,764	301	—	34,010
Long-term liabilities	285,485	28,950	106,148	(390,870)	29,713

Total liabilities	750,062	121,723	179,105	(398,282)	652,608

Commitments and contingencies (See Note 8)	—	—	—	—	—
Member’s equity:
Common equity	(448,685)	574,347	195,028	(5,793)	314,897
Accumulated other comprehensive income	2,887	—	(5,579)	—	(2,692)

Total member’s equity	(445,798)	574,347	189,449	(5,793)	312,205

Total liabilities and member’s equity	$304,264	$696,070	$368,554	$(404,075)	$964,813

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Statement of Operations

	Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$121,514	$147,276	$(48,004)	$220,786
Other	—	—	8,603	—	8,603

Total revenues	—	121,514	155,879	(48,004)	229,389
Costs and expenses:
Cost of goods sold	2,430	91,635	130,883	(48,004)	176,944

Gross profit	(2,430)	29,879	24,996	—	52,445

Research and development expenses	—	3,170	2,771	—	5,941
Selling, general, and administrative expenses	—	10,607	7,297	—	17,904
Depreciation and amortization	4,479	4,562	1,999	—	11,040
Earnings in joint venture	—	—	(306)	—	(306)
Interest expense (income)	9,637	(2,310)	1,098	—	8,425

Income (loss) before income taxes	(16,546)	13,850	12,137	—	9,559
Income tax (provision) benefit	4,573	(3,828)	(3,691)	—	(2,946)

Net income (loss)	$(11,973)	$10,022	$8,446	$—	$6,495

	Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Sales	$—	$108,628	$124,964	$(31,661)	$201,931
Other	—	—	5,269	—	5,269

Total revenues	—	108,628	130,233	(31,661)	207,200
Costs and expenses:
Cost of goods sold	2,111	80,019	106,895	(31,661)	157,364

Gross profit	(2,111)	28,609	23,338	—	49,836

Research and development expenses	—	2,871	3,126	—	5,997
Selling, general, and administrative expenses	—	11,132	6,940	—	18,072
Depreciation and amortization	4,363	4,602	2,017	—	10,982
Earnings in joint venture	—	—	(557)	—	(557)
Interest expense (income)	8,902	(1,669)	1,260	—	8,493

Income (loss) before income taxes	(15,376)	11,673	10,552	—	6,849
Income tax (provision) benefit	4,254	(3,229)	(2,919)	—	(1,894)

Net income (loss)	$(11,122)	$8,444	$7,633	$—	$4,955

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

Polymer Holdings LLC and Kraton Polymers LLC
Notes to the Consolidated Financial Statements
For the Three Months Ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)
Statement of Cash Flows

	Three Months Ended March 31, 2006
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(46,515)	$(2,412)	$15,490	$—	$(33,437)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(2,332)	(3,822)	—	(6,154)

Net cash used in investing activities	—	(2,332)	(3,822)	—	(6,154)

Cash flows provided by (used in) financing activities:
Repayment of debt	(670)	—	—	—	(670)
Proceeds from (payments on) intercompany loans	39,793	(27,053)	(12,740)	—	—
Net proceeds from insurance note payable	7,392	—	—	—	7,392

Net cash provided by (used in) financing activities	46,515	(27,053)	(12,740)	—	6,722

Effect of exchange rate difference on cash	—	—	(1,673)	—	(1,673)

Net decrease in cash and cash equivalents	—	(31,797)	(2,745)	—	(34,542)
Cash and cash equivalents at beginning of period	—	54,941	45,993	—	100,934

Cash and cash equivalents at end of period	$—	$23,144	$43,248	$—	$66,392

	Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Kraton (1)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(17,357)	$2,619	$(13,846)	$—	$(28,584)
Cash flows used in investing activities:
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(1,123)	(546)	—	(1,669)

Net cash used in investing activities	—	(1,123)	(546)	—	(1,669)

Cash flows provided by (used in) financing activities:
Repayment of debt	(670)	—	—	—	(670)
Net proceeds from insurance note payable	5,519	—	—	—	5,519
Proceeds from (payments on) intercompany loans	12,508	(14,907)	2,399	—	—

Net cash provided by (used in) financing activities	17,357	(14,907)	2,399	—	4,849

Effect of exchange rate difference on cash	—	—	2,146	—	2,146

Net decrease in cash and cash equivalents	—	(13,411)	(9,847)	—	(23,258)
Cash and cash equivalents at beginning of period	—	15,981	30,376	—	46,357

Cash and cash equivalents at end of period	$—	$2,570	$20,529	$—	$23,099

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          You should read the following discussion of our financial condition and results of operations with our consolidated financial statements and related notes thereto, included in Polymer Holdings and Kraton’s combined Annual Report on Form 10-K as of and for the year ended December 31, 2005. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to the risk factors discussed in “Factors Affecting Our Results of Operations,” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.
          Except where otherwise noted, the financial information and management’s discussion and analysis presented in this section are solely for Kraton and its subsidiaries. Prior to the Acquisition, Polymer Holdings did not have any material assets or liabilities, and, since the Acquisition, its only material asset is its investment in Kraton. Polymers Holdings also has additional outstanding indebtedness, consisting of its 12.000% Discount Notes. Financial information for Polymer Holdings is therefore identical to that of Kraton, except with respect to interest expense, tax provision, net income and total debt.
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
          We generate substantially all of our product sales and gross margin from two primary categories of SBCs: (1) unhydrogenated SBCs, or USBCs, and (2) hydrogenated SBCs, HSBCs. USBCs include a variety of product grades typically used in adhesive, sealants, coatings, paving, roofing, packaging , film and footwear applications. HSBCs are made by hydrogenating USBCs and are typically used in compounding, personal care, adhesive, sealants, coating, packaging and film applications. We sell USBCs under Kraton D ®, Kraton S ® and other brand names. We also produce a high end polyisoprene rubber (IR) and IR Latex which we presently include in our USBC product discussion. We sell HSBCs under Kraton G ®, Kraton A ® and other brand names. USBCs and HSBCs accounted for 69% and 31% of our full-year product sales revenues, respectively.
Recent Developments
          Tender Offer
     On April 24, 2006, Polymer Holdings and Polymer Holdings Capital Corporation announced the commencement of a cash tender offer for any and all of the outstanding $150,000,000 aggregate principal amount at maturity of the 12.000% Discount Notes on the terms and subject to the conditions set forth in their Offer to Purchase and Consent Solicitation Statement dated April 24, 2006, in a transaction we refer to as the Offer. Polymer Holdings and Polymer Holdings Capital Corporation are also soliciting consents for amendments to the indenture under which the 12.000% Discount Notes were issued. The proposed amendments include elimination of substantially all of the restrictive covenants, certain events of default and certain other provisions contained in the indenture. Consummation of the Offer is subject to the satisfaction of a number of conditions, including, among others, receipt of consents from holders of a majority in principal amount at maturity of the outstanding 12.000% Discount Notes and the consummation of a refinancing by Kraton, whereby Kraton’s existing senior secured credit facility will be amended to provide for, among other things, a new $385 million term loan facility resulting in an increase of approximately $103 million in its senior secured debt. Polymer Holdings and Polymer Holdings Capital Corporation are planning to fund the purchase of the 12.000% Discount Notes with proceeds from the refinancing and a cash distribution by Kraton to Polymer Holdings.
     The Offer will expire at 9:00 a.m., New York City time, on May 22, 2006, unless extended or earlier terminated by the offerors (such date and time, as they may be extended, or the Expiration Time). The consent solicitation expired at 5:00 p.m., New York City time, on May 5, 2006, (such date and time is referred to as the Consent Payment Deadline). Holders of 12.000% Discount Notes who tendered their notes prior to the Consent Payment Deadline received the total consideration of $860 for each $1,000 principal amount at maturity of the 12.000% Discount Notes accepted for payment. Holders of 12.000% Discount Notes must tender their notes at or prior to the Expiration Time to receive the tender offer consideration, which will be $810 for each $1,000 principal amount at maturity of the 12.000% Discount Notes that are accepted for payment. The total consideration is the sum of the tender offer consideration plus a consent payment of $50 per $1,000 principal amount at maturity of 12.000% Discount Notes are accepted for payment.
     As of May 5, 2006, the consent solicitation payment deadline, $149.75 million in aggregate principal amount at maturity, or approximately 99.8% of the 12.000% Discount Notes outstanding had been validly tendered and not withdrawn. Pursuant to the terms of the Offer, the execution on May 9, 2006 of the supplemental indenture implementing the amendments described above constituted the withdrawal deadline, after which tenders of 12.000% Discount Notes may not be withdrawn and consents delivered with respect to the 12.000% Discount Notes may not be revoked. The 12.000% Discount Notes validly tendered and not withdrawn as of May 5, 2006 were accepted for payment and purchased by the offerors on May 12, 2006 for aggregate total consideration equal to $128,785,000. The Offer will expire at 9:00 a.m., New York City time, on May 22, 2006, unless extended or earlier terminated by the offerors.
     On, or on a date promptly following, the Expiration Time unless extended by Polymer Holdings and Polymer Holdings Capital Corporation, all Notes validly tendered and not validly withdrawn after the Consent Payment Deadline but prior to the Expiration Time will be accepted for payment, and holders of 12.000% Discount Notes so tendered will receive the tender offer consideration.

     Amendment to Kraton’s Senior Secured Credit Facility
     On May 12, 2006 Kraton consummated an amendment to its senior secured credit agreement dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006, which we refer to as the Amendment. The following description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the provisions of the senior secured credit agreement, as so amended, filed as an exhibit to this Form 10-Q.
     Overview
     The Amendment provides for a new Term Facility of $385 million, representing a $25 million increase over the original Term Facility, and extends the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the Amendment extends the maturity of the Revolving Facility to May 12, 2011 and provides for the possibility of increasing the existing Revolving Facility and from $60 million to $80 million, subject to new revolving lenders becoming parties to the credit agreement. On the effective date of the Amendment, Kraton borrowed the full $385 million available under the new Term Facility and used the proceeds to repay in full existing borrowings under the original Term Facility, to make a distribution to Polymer Holdings to finance a portion of the funds necessary to consummate the Offer and pay fees and expenses related to the foregoing.
     Interest and Fees
     The term loans under the new Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at our option, the base rate plus 1.00% per annum. These rates represent a reduction of 0.50% from the applicable rates in the original Term Facility.
     Covenants
     The Amendment modified certain of the specified financial ratios that we are required to maintain and financial tests that we are required to meet. These modifications include the elimination of our obligation to comply with the maximum capital expenditures test. In addition, under the Amendment, we are required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the first fiscal quarter of 2008 and becoming progressively more restrictive thereafter and to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007, decreasing further to 5.45:1.00 through the first fiscal quarter of 2008 and becoming progressively less restrictive thereafter.
     Events of Default
     The Amendment permits Polymer Holdings to cure a financial covenant default under the credit agreement by issuing shares of common stock for cash or otherwise receiving cash equity contributions within a prescribed period of time following the occurrence of the default.
          Monomer Contracts
          In an agreement dated April 25, 2006, we entered into a new supply contract for our United States butadiene requirements, with Shell Chemicals L. P., or Shell Chemicals. Under terms of the new contract, Shell Chemicals commenced supplying us with butadiene on May 1, 2006. The contract terminates on April 30, 2009, but is renewed automatically for a further twelve-month period unless twelve months prior written notice is given by either party.
          In 2005 and into 2006, we sourced all of our styrene requirements in the United States from Shell Chemicals pursuant to a contract that terminates on June 30, 2006. In an agreement dated May 11, 2006, we entered into a supply contract capable of meeting our United States styrene requirements, with a new supplier. Under terms of the contract, the new supplier will commence supplying us with styrene on July 1, 2006. The contract terminates on June 30, 2010, but is renewed automatically for a further twelve-month period unless twelve months prior written notice is given by either party.
          Asia Pacific Expansion Plans
          In April 2006, we announced our plans to expand our presence in the Asia Pacific region. The investment plans include the opening of a multi-functional customer service center and the evaluation of constructing a proprietary HSBC manufacturing plant.
          The new multi-functional customer service center, to be located in China, is projected to be operational in the first quarter of 2007, and will include both distribution capabilities and technical product support for customers in the region. The distribution center will include storage, packaging and limited finishing capability for Kraton products. The distribution center will improve product availability, reduce order lead times, optimize logistics and improve overall service levels for customers in the Asia Pacific region. The technical center will serve customers in the Asia Pacific region, providing product testing, quality assurance, customer service, as well as targeted product development.

          As part of our Asia Pacific expansion strategy, we are evaluating the construction of a 30,000 tpa HSBC manufacturing facility in the region. This new facility would employ our latest state-of-the-art technology for producing HSBC products. We have initiated engineering, have begun preliminary discussions with potential partners, and will soon commence a site selection and approval process. We believe the plant could be operational as early as 2009.
          To support our expansion plans, we have created positions for Vice President of Sales and Marketing and Director of Supply, Distribution and Customer Fulfillment for Asia Pacific.
          New Products
          Consistent with our strategy to lead by innovation driven by growth we have recently announced several HSBC new product developments:
•	In our Packing and Film market we announced in January 2006 the availability of two additional grades which provide an alternative to plasticized PVC for numerous film-based, medical and packaging applications.

•	In our Adhesive, Sealants and Coatings market we announced in February 2006 the availability of two additional grades suitable for pressure sensitive adhesive films that enable the key features of both coextruded and adhesive-coated protective films to be combined. Films based on these new grades, such as surface protective films, are highly elastic and conformable for thermo-forming and free from drawbacks typical of adhesive coated films such as residue transfer.

•	In our Compounding Channels market we announced in April 2006 the availability of two additional grades which allow compounders to formulate compounds with higher flow, better transparency, enhanced overmold adhesion, yet retain the same strength and service temperature as compounds made with the industry standard Kraton G1651.
          Staff
          In April 2006, we appointed Nick Dekker, Vice President Europe as acting Controller while we continue our search for a permanent Controller. Mr. Dekker previously acted as interim CFO. In May 2006, we hired a new Director of Internal Audit.
Critical Accounting Policies
          Our significant accounting policies are more fully described in the notes to the December 31, 2005 consolidated financial statements included in Polymer Holdings’ and Kraton’s combined Annual Report on Form 10-K for the year then ended. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies, which involve the judgment of management.
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
          Agreements have been entered into with some customers, whereby they earn rebates when the volume of their purchases of our product reaches certain agreed levels. We recognize the estimated rebate obligation under these agreements as a reduction of revenue to each of the underlying revenue transactions. These estimates are based on a combination of the forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, our knowledge of customer purchasing habits, and industry pricing practice. These rebates typically represent approximately 1% of our product sales.
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
          We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction in the estimated useful lives or estimated future cash flows that would indicate that the carrying amount may not be recoverable. Under the provisions of Statement of Financial Accounting Standards, or SFAS No. 144, we must compare the undiscounted future cash flows of an asset to its carrying value. Key factors that could significantly affect future cash flows include international competition, environmental regulations, higher or lower product prices, feedstock costs, energy costs and remaining estimated useful life.
          Income Taxes
          We conduct all operations, including the U.S. operations, in separate legal entities and as a result income tax amounts are reflected on a separate return basis.
Factors Affecting Our Results of Operations
          Raw Materials
          Our results of operations are directly affected by the cost of our raw materials. Our financial performance has been affected by significant increases in raw material feedstock prices. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 85% of our total raw material purchases volume and approximately 46% of our total cost of goods sold in 2005. We experienced significantly higher raw material feedstock prices in 2005. Prices for these key raw materials have been volatile in recent periods and increased between 5% and 40% during 2005. Our raw material feedstock costs have been generally correlated to crude oil prices. The spot price of West Texas Intermediate crude oil increased from a yearly average of $41.43 per barrel in 2004, $56.47 per barrel in 2005 and a three-month average of $63.35 per barrel in the first three months of 2006. Our 2006 financial performance was affected by the prevailing raw material feedstock pricing environment. Our ability to offset the effect of raw material prices by increasing sales prices is uncertain. A further increase in the prices of these raw materials could have a negative impact on our results of operations and financial position.

     Styrene, butadiene and isoprene used by our U.S. and European facilities are primarily supplied by a variety of supplies under long-term supply contracts. Prices under these contracts generally reflect market price and some may have contractual formulas that reference the suppliers’ cost of production. In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement where our partner supplies the majority of our necessary requirements. All of our styrene and any butadiene and isoprene our partner is unable to supply in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil purchases all of its raw materials from local third-party suppliers.
     Styrene is used in the production of substantially all our products. Styrene is made from ethylene and benzene. Benzene is a derivative of crude oil and ethylene is a derivative of either crude oil or natural gas. Prices for styrene are volatile. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are also influenced by prevailing crude oil and natural gas prices. Market prices for styrene increased throughout most of 2004, were volatile during 2005 and have relatively stabilized in early 2006. The significant price increase has been associated with increasing oil and benzene prices.
     Butadiene is used in the production of certain grades of both USBC and HSBC. Prices for butadiene are also volatile, with prices reflecting worldwide supply and demand and prevailing crude oil and ethylene prices. Since the second quarter of 2004, continuing throughout the remainder of 2004 and most of 2005, we experienced increasing market prices for butadiene, as a result of the increase in worldwide butadiene demand in excess of supply. Prices stabilized during the fourth quarter of 2005 and have decreased slightly in early 2006, as a result of the recently improved worldwide butadiene supply. Butadiene is a by-product of the production of other petrochemicals and worldwide supply is some times less responsive to increased demand for the product versus other petrochemicals.
     Isoprene is used in the production of certain grades of both USBC and HSBC and isoprene rubber. Isoprene is primarily produced and consumed captively for the production of isoprene rubber, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene produced in the market in which we operate and the market for isoprene is thin and prices are volatile. Our prices are generally affected by prices for crude oil and natural gas as well as prevailing supply and demand. Market prices for isoprene continued to rise throughout 2004, 2005 and early 2006. A significant factor contributing to higher prices is the extreme tightness in the market caused by operational problems of some key producers. These operational problems continue to have an extraordinary effect on the supply and demand balance for this key material.
     Changes in prices for raw materials will affect our results of operations. Historically, pricing for USBC products has generally fluctuated with the cost of raw materials. In response to unabating raw material feedstock cost increases, we have continued to increase prices for many of our USBC products. These price increases were introduced late in the second quarter of 2004 and we began to realize the financial benefits in the second half of 2004. Due to the current market condition, we are continuing to evaluate price increases for all of our products.
     Seasonality
     Sales of Kraton polymer products sold into the Paving and Roofing end-use market are affected by seasonal changes. Second and third quarter volume sales are usually double that of first and fourth quarter because weather conditions reduce road construction in the winter seasons. As a result, we tend to have higher inventory levels in the first and fourth quarters. Other than this seasonal trend, our other business areas tend to show relatively little seasonality.
     Economic and Market Conditions
     Our results of operations are influenced by changes in general economic conditions. For example, the general downturn in worldwide economic conditions resulted in challenging conditions in 2001 and 2002 in many of our customers’ industries. These conditions affected the operating results of our business, as well as the businesses of a number of other specialty chemical companies. We believe we successfully weathered those adverse changes in economic conditions due to the value-added nature of our products and the fact that most of our products constitute only a small portion of the total cost of the products in which they are used. Additionally, a number of our products are sold into certain commercial and consumer end-use markets, such as the Compounding Channels and Personal

Care end-use markets that are generally considered to be less affected by general economic conditions. During the current economic recovery, our sales volumes have risen. However, due to the previously discussed increases to our raw material costs, our results of operations were negatively affected in 2004, but results improved in 2005 as we were successful offsetting the raw material cost increases with sales price increases. A dramatic economic slowdown could adversely affect demand for our products. In addition, changes in interest rates may increase financing costs as our senior secured credit facility bears interest at a floating rate. Changes in inflation may increase the costs of raw materials and other costs, and we may not be able to pass such cost increases on to the consumers of our products.
     International Operations and Currency Fluctuations
     We operate a geographically diverse business, with 50% of 2005 net product sales generated from customers located in the Americas, 36% in Europe and 14% in the Asia Pacific region. In 2005, we estimate that our products were sold to customers in more than 60 countries. We serve our customer base from six manufacturing plants in six countries. As described above, changes in general economic conditions in these countries will influence our results of operations. In particular, certain of the countries in which we operate have experienced prolonged periods of negative economic growth coupled with high inflation. The existence of such conditions in the countries in which we operate could negatively affect our operations in those countries.
     Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. The following table shows the U.S. dollar exchange rate for these currencies in the first quarter of 2006 and 2005. These rates may differ from the actual rates used in the preparation of the consolidated financial statements.

	U.S. $ per Euro		U.S. $ per 10,000 Japanese Yen		U.S. $ per Brazilian Real
	Average	Period End	Average	Period End	Average	Period End
Quarter Ended March 31, 2005	1.312	1.291	95.73	93.12	0.376	0.375

Quarter Ended March 31, 2006	1.202	1.207	85.50	85.13	0.456	0.460
     Our financial results are subject to gains and losses on currency transactions denominated in currencies other than the functional currency of the relevant operations. Any gains and losses are included in operating income, but have historically not been material. We historically have not engaged in foreign currency hedging activities.
     In addition, our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the U.S. where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

Results of Operations
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
     The following table summarizes certain information relating to Polymer Holding’s operating results that have been derived from its financial statements (in thousands).

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Sales	$220,786	$201,931
Other	8,603	5,269

Total revenues	229,389	207,200

Costs and expenses:
Cost of goods sold	176,944	157,364

Gross profit	52,445	49,836
Research and development expenses	5,941	5,997
Selling, general and administrative expenses	17,904	18,072
Depreciation and amortization of identifiable intangibles	11,040	10,982
Earnings in joint venture	(306)	(557)
Interest, net	11,607	11,319

Income before income taxes	6,259	4,023
Income tax provision	(1,913)	(952)

Net income	$4,346	$3,071

     The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Sales	96.2%	97.5%
Other	3.8	2.5

Total Revenues	100.0	100.0

Costs and expenses:
Cost of goods sold	77.1	75.9

Gross profit	22.9	24.1
Research and development expenses	2.6	2.9
Selling, general and administrative expenses	7.8	8.7
Depreciation and amortization of identifiable intangibles	4.8	5.3
Earnings in joint venture	(0.1)	(0.3)
Interest, net	5.1	5.5

Income before income taxes	2.7	1.9
Income tax provision	(1.0)	(0.5)

Net income	1.9%	1.5%

Total Revenues
     Total revenues increased by 10.7% to $229.4 million for the three months ended March 31, 2006, as compared to $207.2 million for the three months ended March 31, 2005. This increase was due to the combination of increased sales volume and higher average prices for our products. Sales volume increased approximately 2.4 kT, or 3.1%, from the comparable period in 2005. This volume growth was achieved primarily in the Asia Pacific Region in our paving and roofing and compounding channels end-use markets. The Company also experienced moderate volume growth in our European markets. The Euro weakened approximately 9.1%, the Japanese Yen weakened approximately 12.0% and the Brazilian Real appreciated approximately 17.6% during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.
     Sales. Sales increased by 9.4% to $220.8 million for the three months ended March 31, 2006, as compared to $201.9 million for the three months ended March 31, 2005. The increase in net sales was primarily due to a $17.7 million increase in net sales due to increased prices for our products and $7.3 million was due to increased sales volumes, which was partially offset by an estimated $6.1 million due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar.
     For the three months ended March 31, 2006, USBC sales increased by 13.2% to $147.7 million as compared to $130.5 million for the three months ended March 31, 2005. The increase in net sales of USBC was primarily due to a $17.7 million increase in sales due to increased prices for our products, and a $3.2 million increase in sales volumes, which was partially offset by an estimated $3.7 million decrease in net sales due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. The increase in sales volume was primarily in the paving and roofing and compounding channels end-use markets in Asia Pacific due to the strong economic activity and Kraton’s increased focus in this region.
     For the three months ended March 31, 2006, HSBC sales increased by 2.4% to $73.1 million from $71.4 million as compared to the three months ended March 31, 2005. The increase in sales of HSBC was primarily due to an increase in net sales of approximately $4.1 million relating to increased volumes, which was partially offset an estimated $2.4 million decrease in net sales due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. The increase in sales volume was primarily in the compounding channels in Asia Pacific due to the strong economic activity and Kraton’s increased focus in this region.
     Other revenue. Other revenues increased by 62.3% to $8.6 million for the three months ended March 31, 2006, as compared to $5.3 million for the three months ended March 31, 2005. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of Kraton IR, an isoprene rubber product we report as part of our USBC sales at our Netherlands facility. The increase in other revenues is primarily due to increased production of Kraton IR during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
Cost of Goods Sold
     Costs of goods sold increased by 12.4% to $176.9 million for the three months ended March 31, 2006, as compared to $157.4 million for the three months ended March 31, 2005. As a percentage of total revenues, cost of goods sold increased to 77.1% from 75.9%. The $19.5 million increase in cost of goods sold was due to: (1) an estimated $20.5 million of increased monomer and other variable costs; (2) an estimated $4.2 million increase due to an increase in volumes; (3) an estimated $3.3 million increase in cost of goods sold associated with the increased by-product sales; and (4) an estimated $0.7 million net increase related to other manufacturing expenses. The increase in cost of goods sold was offset by an estimated $9.2 million due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. Average acquisition costs, per metric ton, for butadiene and isoprene increased more than 10% and 50%, respectively, in the comparable periods due to the continuing rise of crude oil prices and tight supply and demand conditions in the marketplace, while prices for styrene remained relatively constant.
Gross Profit
     Gross profit increased by 5.2% to $52.4 million for the three months ended March 31, 2006, as compared to $49.8 million for the three months ended March 31, 2005. Gross profit as a percentage of total revenues decreased from 24.1% in the three months ended March 31, 2005 to 22.9% in the three months ended March 31, 2006, due to the factors noted above.
Operating Expenses
     Research and development expenses. Research and development expenses decreased by 1.6% to $5.9 million for the three months ended March 31, 2006, as compared to $6.0 million for the three months ended March 31, 2005. Research and development expenses decreased due to the net weakening of the functional currencies of our foreign operations against the U.S. As a percentage of total revenues, research and development expenses primarily decreased to 2.6% from 2.9% due to the increase in total revenues in the 2006 period.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by 1.1% to $17.9 million for the three months ended March 31, 2006, as compared to $18.1 million for the three months ended March 31, 2005. Selling, general and administrative expenses decreased due to the net weakening of the functional currencies of our foreign operations against the U.S. dollar. As a percentage of total revenues, selling, general and administrative expenses primarily decreased to 7.8% from 8.7% due to the increase in total revenues in the 2006 period.
     Depreciation and amortization of identifiable intangibles. Depreciation and amortization expense remained relatively constant at $11.0 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
     Earnings in joint venture. The Kashima plant is operated by a joint venture with JSR Corporation under the name Kraton JSR Elastomers K.K. Earnings in the joint venture decreased to $0.3 million for the three months ended March 31, 2006, as compared to $0.6 million for the three months ended March 31, 2005. We use the equity method of accounting for our joint venture at the Kashima site.
     Interest expense – Polymer Holdings. Polymer Holdings’ interest expense increased 2.7% to $11.6 million for the three months ended March 31, 2006 as compared to $11.3 million for the three months ended March 31, 2005. The increase in interest expense was primarily related to the increase of $0.3 million related to the accretion of the debt discount associated with the issuance of the 12.000% Discount Notes. During the three months ended March 31, 2006, and March 31, 2005, the average debt balances outstanding were $569.4 million and $560.2 million, respectively. The effective interest rates on our debt during the same periods were 8.1% and 7.8%, respectively.
     Interest expense – Kraton. Kraton’s interest expense was $8.4 million for the three months ended March 31, 2006, as compared to $8.5 million for the three months ended March 31, 2005. This decrease was primarily due to lower debt balances at higher interest rates. During the three months ended March 31, 2006, and March 31, 2005, the average debt balances outstanding were $462.5 million and $465.2 million, respectively. The effective interest rates on our debt during the same periods were 7.2% and 7.0%, respectively.
Income Tax Provision
     Income tax provision – Polymer Holdings. Polymer Holdings’ income tax provision was $1.9 million for the three months ended March 31, 2006, as compared to $1.0 million for the three months ended March 31, 2005 due to the increase in income before income taxes for the reasons discussed above. The effective tax rate was 30.6% for the three months ended March 31, 2006 as compared to 23.7% for the three months ended March 31, 2005. The increase in the effective tax rate during the current period is related to the decrease in favorable permanent differences and not recognizing a tax benefit for certain current losses.
     Income tax provision – Kraton. Kraton’s income tax provision was $2.9 million for the three months ended March 31, 2006, as compared to $1.9 million for the three months ended March 31, 2005 due to the increase in income before income taxes for the reasons discussed above. The effective tax rate was 31.2% for the three months ended March 31, 2006 as compared to 27.7% for the three months ended March 31, 2005. The increase in the effective tax rate during the current period is related to the decrease in favorable permanent differences and not recognizing a tax benefit for certain current losses.
Net Income
     Net income Polymer Holdings. Polymer Holdings’ net income was $4.3 million for the three months ended March 31, 2006, as compared to $3.1 million for the three months ended March 31, 2005, for the reasons discussed above.
     Net income Kraton. Kraton’s net income was $6.5 million for the three months ended March 31, 2006, as compared to $5.0 million for the three months ended March 31, 2005, for the reasons discussed above.
Liquidity and Capital Resources
     Operating activities. Net cash used in operating activities was $33.4 million for the three months ended March 31, 2006, compared to $28.6 million for the three months ended March 31, 2005. The increase in cash used in operating activities during the three months ended March 31, 2006, was due to increased inventories and accounts receivable, partially offset by lower cash outflows due to the timing of accounts receivable collections and payments of accounts payable.
     Investing activities. Net cash used for investing activities was $6.2 million for the three months ended March 31, 2006, as compared to $1.7 million for the three months ended March 31, 2005. This increase was primarily driven by the increase in capital expenditure of $4.4 million during the three months ended March 31,

2006, as compared to the prior period. The increase is due to the spending during the three months ended March 31, 2006, related to the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Financing activities. Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2006, as compared to $4.8 million for the three months ended March 31, 2005. The increase is primarily due to the increase in the net proceeds received from an insurance bond financing agreement.
     Sources of liquidity. Polymer Holdings and Kraton are holding companies without any operations or assets other than our subsidiaries. Our liquidity depends on distributions from our subsidiaries and we expect to continue to fund our liquidity requirements principally with cash derived from operations. However, our subsidiaries are not obligated to make any funds available to us for payment on our obligations. Kraton’s ability to distribute amounts to Polymer Holdings is restricted by the terms of its senior secured credit facility and the indenture governing the 8.125% Notes. In particular, Kraton’s senior secured credit facility does not permit (and the indenture governing Kraton’s 8.125% Notes may not permit) the payment of dividends or other distributions to us necessary to make payments of interest and principal when due on Polymer Holdings’ 12.000% Discount Notes.
     We have historically funded our liquidity needs with cash from the operations of our subsidiaries and existing cash balances. Net cash used in operations was $33.4 million for the three months year ended March 31, 2006. We believe for the year ending December 31, 2006 we will generate sufficient cash flows from operations to fund our liquidity needs. Kraton has available to it, upon compliance with customary conditions, a senior secured revolving credit facility in the amount of $60 million, which was fully available at March 31, 2006, and is unaffected by the amendment to Kraton’s senior secured credit facility described above. The ability of Kraton to pay principal and interest on its indebtedness, fund working capital, make anticipated capital expenditures and to make funds available to Polymer Holdings for payment on its 12.000% Discount Notes when due depends on the future performance of Kraton, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under Kraton’s senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable Kraton and Polymer Holdings to service their indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
     Under the terms of Kraton’s senior secured credit facility, Kraton is subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio and are subject to limits on our consolidated capital expenditures. Currently, Kraton is required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006 and an interest coverage ratio of 2.25:1.00 through the fourth fiscal quarter of 2007. Currently, Kraton is required to maintain a maximum leverage ratio of 6.45:1.00 for the first two quarters of 2006. Beginning in the third fiscal quarter of 2006 and the first two fiscal quarters of 2007, Kraton is required to maintain a maximum leverage ratio of 5.95:1.00 and it becomes progressively more restrictive. In addition, Kraton’s consolidated capital expenditures are capped at $56 million for 2006, $37 million for 2007 and $32 million for 2008 and thereafter with certain unused amounts carried forward. Kraton’s failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of March 31, 2006, Polymer Holdings and Kraton were in compliance with all applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the notes.
     Capital expenditures. Capital investments in property, plant and equipment account for the majority of our investing activities. For the three months ended March 31, 2006, $6.2 million was spent on the purchase of property, plant and equipment as compared to $1.8 million for the three months ended March 31, 2005. The increased spending in the 2006 period was primarily driven by the construction of the new polyisoprene latex plant at our Paulinia, Brazil facility.
     Capital expenditures are expected to be between $40 and $50 million in 2006. These capital expenditures will primarily be for maintenance and infrastructure-related spending as well as expansionary and cost reduction projects. The 2006 expansionary capital expenditures are centered on growth areas including Kraton IR, USBC and HSBC projects. We expect our minimum capital expenditure levels to maintain and achieve incremental improvements in our facilities to be approximately $15 million per year. Management is developing a number of attractive investment opportunities and growth initiatives which may require increased capital spending in the future years. We generally believe that we will be able to finance such capital investments from cash generated from operations and existing debt facilities of financing.
Description of Our Indebtedness
     Senior Secured Credit Facility
     As part of the Acquisition, Kraton entered into a new senior secured credit agreement with various lenders, Goldman Sachs Credit Partners L.P., UBS Securities LLC, UBS AG, Stamford Branch, Credit Suisse First Boston, Morgan Stanley Senior Funding Inc. and General Electric Capital Corporation. The senior secured credit facility was amended was dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006. The following is a summary of the material terms of the senior secured credit facility, as so amended. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the senior secured credit agreement.
     See “Recent Developments—Amendment to Kraton’s Senior Secured Credit Facility” for a description of recent amendments.
     Structure
     Kraton’s senior secured credit facility consists of:
•	a senior secured term loan of $360.0 million, which we refer to as the Term Facility, and

•	a senior secured revolving credit facility of up to $60.0 million, which we refer to as the Revolving Facility.
     The full amount of the Term Facility was drawn in a single drawing at the closing to fund the acquisition. Subject to customary conditions, including the absence of defaults under the senior secured credit agreement, amounts available under the Revolving Facility may be borrowed, repaid and reborrowed, as applicable, including in the form of letters of credit and swing line loans, until the maturity date thereof. The Revolving Facility may be utilized to fund our working capital and for other general corporate purposes.
     Maturity, Amortization and Prepayment. The Term Facility has a maturity of seven years and amortizes in 24 consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount of the Term Facility during the first six years thereof, with the balance payable in four equal quarterly installments in year seven. Unless terminated earlier, the Revolving Facility has a maturity of five years from the closing of the Acquisition and has a single maturity.
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
     Interest and Fees. The term loans under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or, at our option, the base rate plus 1.50% per annum in each case declining by 0.25% if certain ratings are obtained. The loans under the Revolving Facility initially bear interest at a rate equal to the adjusted Eurodollar rate plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. A commitment fee equal to 0.5% per annum times the daily average undrawn portion of the Revolving Facility accrues and is payable quarterly in arrears.

     Guarantees. All of Kraton’s obligations under the senior secured credit facility are guaranteed by Polymer Holdings and its existing and subsequently acquired or organized domestic subsidiaries other than Kraton.
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
     Covenants. The senior secured credit facility contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries to: (1) dispose of assets; (2) incur additional indebtedness; (3) incur guarantee obligations; (4) repay other indebtedness; (5) make certain restricted payments and pay dividends; (6) create liens on assets or prohibit liens securing the new senior secured credit facility; (7) make investments, loans or advances; (8) make distributions to Polymer Holdings; (9) make certain acquisitions; (10) engage in mergers or consolidations; (11) enter into sale and leaseback transactions; (12) engage in certain transactions with subsidiaries and affiliates; or (13) amend the terms of these notes and otherwise restrict corporate activities. In addition, under the senior secured credit facility, we are required to comply with specified financial ratios and tests, including a minimum interest coverage ratio, a maximum leverage ratio and maximum expenditures.
     We are required to maintain an interest coverage ratio of 2.00:1.00 through the fourth fiscal quarter of 2006, increasing to 2.25:1.00 through the fourth fiscal quarter of 2008. We are required to prevent our leverage ratio from exceeding 6.45:1.00 through the first two fiscal quarters of 2006, decreasing to 5.95:1.00 through the first two fiscal quarters of 2007 and becoming progressively less restrictive thereafter. In addition, our consolidated capital expenditures are capped at $39 million plus $17 million permitted carryovers for 2006, at $37 million plus the permitted carryover for 2007 and at $32 million plus the permitted carryover for 2008 and thereafter. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility.
     As of March 31, 2006, Kraton was in compliance with all covenants under the senior secured credit facility
     Events of Default. The senior secured credit facility contains customary events of default, including: (1) nonpayment of principal or interest; (2) defaults under certain other agreements or instruments of indebtedness; (3) noncompliance with covenants; (4) breaches of representations and warranties; (5) bankruptcy-related events or dissolution; (6) judgments in excess of specified amounts; (7) certain ERISA matters; (8) invalidity of guarantees of the senior secured credit facility or impairment of security interests in collateral; and (9) certain change of control events.
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
     As of March 31, 2006, Kraton was in compliance with all covenants under the 8.125% Notes.
     Polymer Holdings’ 12.000% Senior Discount Notes Due 2014
     As part of a refinancing of indebtedness in October 2004, Polymer Holdings issued the 12.000% Discount Notes. The following is a summary of the material terms of the 12.000% Discount Notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 12.000% Discount Notes. On April 24, 2006, we commenced a tender offer for any and all outstanding 12.000% Discount Notes. See “—Recent Developments—Tender Offer.”
     Maturity Date. The 12.000% Discount Notes mature on July 15, 2014.
     Accretion. The 12.000% Discount Notes were issued at a substantial discount to their principal amount at maturity and generated gross proceeds of approximately $91.9 million. The accreted value of each 12.000% Discount Note will continue to increase on a daily basis from the date of issuance until January 15, 2009, at a rate of 12.000% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009, will equal the principal amount at maturity.
     Cash Interest Payment Dates. Cash interest will accrue and be payable on the 12.000% Discount Notes at a rate of 12.000% per annum from January 15, 2009, or from the most recent date to which interest has been paid and will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing July 15, 2009, to the holders of record on the immediately preceding January 1 and July 1.
     Guarantees. None of Polymer Holdings’ subsidiaries guarantee the 12.000% Discount Notes.
     Holding Company Structure and Ranking. Polymer Holdings is a holding company and does not have any material assets or operations other than ownership of Kraton’s capital stock. All of its operations are conducted through Kraton and Kraton’s subsidiaries and, therefore, Polymer Holdings will be dependent upon Kraton’s cash flow and the cash flow of our subsidiaries to meet its obligations under the 12.000% Discount Notes. As a result of the holding company structure, any right of Polymer Holdings and its creditors, including the holders of the 12.000% Discount Notes, to participate in the assets of any of its subsidiaries upon such subsidiary’s liquidation or reorganization will be structurally subordinated to the claims of that subsidiary’s creditors and holders of preferred stock of such subsidiary, if any. In addition, in the event of the bankruptcy, liquidation, reorganization or other winding up of Polymer Holdings, or upon a default in payment with respect to, or the acceleration of, any indebtedness under the senior secured credit facility or other secured indebtedness of Polymer Holdings, the assets of Polymer Holdings will be available to pay obligations on the 12.000% Discount Notes only after all secured indebtedness has been repaid from such assets.

     Optional Redemption. Generally, Polymer Holdings cannot elect to redeem the 12.000% Discount Notes until January 15, 2009. After such date, Polymer Holdings may elect to redeem the 12.000% Discount Notes at certain predetermined redemption prices, plus accrued and unpaid interest. Prior to January 15, 2007, Polymer Holdings may redeem up to 35% of the aggregate principal amount of the 12.000% Discount Notes with the net cash proceeds of certain permitted equity offerings or contributions at a redemption price equal to 112% of the accreted value of the 12.000% Discount Notes being redeemed on the date of redemption.
     Covenants. The 12.000% Discount Notes contain certain affirmative covenants including, among others, to furnish the holders of 12.000% Discount Notes with financial statements and other financial information and to provide the holders of 12.000% Discount Notes notice of material events.
     The 12.000% Discount Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of business and merger and consolidations.
     As of March 31, 2006, Polymer Holdings was in compliance with all covenants under the 12.000% Discount Notes.
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
Off-Balance Sheet Transactions
     We are not involved in any material off-balance sheet transactions as of March 31, 2006.
Market Risk
     We are exposed to market risk from changes in interest rates, foreign currency exchange rates, and commodity prices.
     Interest rate risk. We have $262.0 million of variable rate debt outstanding under our senior secured credit facility as of March 31, 2006. The debt bears interest at the adjusted Eurodollar plus 2.50% per annum or at our option, the base rate plus 1.50% per annum. Under our Credit Agreement, we are required to hedge, or otherwise protect against interest rate fluctuations, a portion of our variable rate debt. As a result, we entered into two interest rate swap agreements in the amount of $80.0 million each, effective June 11, 2004 and July 6, 2004, respectively. Both of these agreements will terminate on June 24, 2007, have a fixed rate quarterly payment date on each of September 24, December 24, March 24 and June 24, commence on June 24, 2004, and end on the termination date. The agreements have an average fixed rate of 3.524%. As of March 31, 2006, the fair market value of the agreements in effect was an asset of $3.2 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our variable rate debt consists of borrowings under the senior secured credit facility. The interest rates are a function of the bank prime rate or LIBOR. A 1% point change in the base interest rate on our $263.3 million of variable rate debt would result in an approximate $2.6 million change in annual income before taxes. In addition, we have entered into interest rate swaps that will terminate on June 24, 2007 covering $160 million of debt that convert the variable rate debt to a fixed rate that averages 3.524%. A 1% point change in the base interest rate would result in an approximate $1.6 million change in annual income before taxes that would serve to offset the change noted above.
ITEM 4. CONTROLS AND PROCEDURES
     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports we are required to prepare pursuant to the indenture for the notes is recorded, processed, summarized and reported as and when required.
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
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
     Not Applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS

4.1	First Supplemental Indenture dated as of May 9, 2006, by and among Polymer Holdings, Polymer Holdings Capital Corporation and Wells Fargo Bank, N.A.

10.1	Amendment No. 3 to Credit and Guaranty Agreement dated as of February 16, 2006, by and among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch.

10.2	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP.

10.3	Amendment No. 4 to Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

Signatures
     The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Polymer Holdings LLC
Kraton Polymers LLC

Date: May 15, 2006	/s/ George B. Gregory

George B. Gregory
Chief Executive Officer

/s/ Raymond K. Guba

Raymond K. Guba
Vice President and
Chief Financial Officer

Exhibit Index

4.1	First Supplemental Indenture dated as of May 9, 2006, by and among Polymer Holdings, Polymer Holdings Capital Corporation and Wells Fargo Bank, N.A.

10.1	Amendment No. 3 to Credit and Guaranty Agreement dated as of February 16, 2006, by and among Kraton, each of the Guarantors listed on the signature pages attached thereto, the Lenders, and UBS AG, Stamford Branch.

10.2	Sales Contract dated April 25, 2006, between Kraton Polymers U.S. LLC and Shell Chemical LP.

10.3	Amendment No. 4 to Credit and Guaranty Agreement dated as of May 12, 2006, by and among Kraton; Polymer Holdings and certain subsidiary companies; Goldman Sachs Credit Partners L.P.; UBS AG, Stamford Branch; Morgan Stanley Senior Funding Inc.; Credit Suisse, Cayman Island Branch; and General Electric Capital Corporation.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002