Form 10-K
period 2009-12-31
Kraton Performance Polymers, Inc.; Kraton Polymers LLC
filed 2010-03-15
CIK 1321646, 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

Kraton Performance Polymers, Inc	333-123749
Kraton Polymers LLC	333-123747

KRATON PERFORMANCE POLYMERS, INC. KRATON POLYMERS LLC

(Exact Name of Registrant as Specified in its Charter)

Kraton Performance Polymers, Inc	Delaware	20-0411521
Kraton Polymers LLC	Delaware	26-3739386
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	15710 John F. Kennedy Blvd, Suite 300 Houston, TX 77032	281-504-4700
	(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Kraton Performance Polymers, Inc Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Kraton Performance Polymers, Inc	YES ☐ NO ☒
Kraton Polymers LLC	YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Kraton Performance Polymers, Inc	YES ☐ NO ☒
Kraton Polymers LLC	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2009: $0. The equity interests of Kraton Polymers LLC are not publicly held and the aggregate market value is therefore not determinable.

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 23, 2010: 30,726,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

Presentation of Financial Statements.

The terms “Kraton Performance Polymers,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries; “Kraton” refers to Kraton Polymers LLC, unless we indicate or the context suggests otherwise. This combined Form 10-K is separately filed by Kraton Performance Polymers and Kraton. Information contained herein relating to Kraton is filed by Kraton Performance Polymers and separately by Kraton on its own behalf.

This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations and cash flows of Kraton Performance Polymers, and its subsidiaries and the consolidated financial position, results of operations and cash flows of Kraton, and its subsidiaries. Kraton Performance Polymers is a holding company whose only material asset is its investment in Kraton, which is its wholly owned subsidiary. Kraton and its subsidiaries own all of the consolidated operating assets.

PART I

Item 1.	Business.

General

Our Company

We believe we are the world’s leading producer of styrenic block copolymers (SBCs) as measured by 2009 sales. We market our products under the widely recognized KRATON® brand. SBCs are highly-engineered synthetic elastomers that we invented and commercialized over 40 years ago, which enhance the performance of numerous end-use products, imparting greater flexibility, resilience, strength, durability and processability. We focus on the end-use markets we believe offer the highest growth potential and greatest opportunity to differentiate our products from competing products. Within these end-use markets, we believe that we provide our customers with a broad portfolio of highly-engineered and value-enhancing polymers that are critical to the performance of our customers’ products. We seek to maximize the value of our product portfolio by introducing innovations that command premium pricing and by consistently upgrading from lower margin products. As the industry leader, we believe we maintain significant competitive advantages, including a 40-year proven track record of innovation; world-class technical expertise; customer, geographical and end-use market diversity; and industry-leading customer service capabilities. These advantages are supported by a global infrastructure and a long history of successful capital investments and operational excellence.

Our SBC products are found in many everyday applications, including disposable baby diapers, the rubberized grips of toothbrushes, razor blades, power tools and in asphalt formulations used to pave roads. We believe that there are many untapped uses for our products, and we will continue to develop new applications for SBCs. We also develop, manufacture and market niche, non-SBC products that we believe have high growth potential, such as isoprene rubber latex, or IRL. IRL is a highly-engineered, reliable synthetic substitute for natural rubber latex. We believe the versatility of IRL offers significant opportunities for new, high-margin applications. Our IRL products, which are used in applications such as surgical gloves, have not been found to contain the proteins present in natural latex and are, therefore, not known to cause allergies. We believe we produce the highest purity IRL globally and that we are the only significant third-party supplier of the product. Our IRL business has grown at a compound annual growth rate of 28.8%, based on revenues, from 2007 to the end of 2009.

We currently offer approximately 800 products to more than 700 customers in over 60 countries worldwide, and we manufacture our polymers on four continents (North America, Europe, South America and Asia). Our products are typically developed using our proprietary, and in many cases patent-protected, technology and require significant engineering, testing and certification. In 2009, we were awarded 94 patents for new products or applications and at December 31, 2009, we had approximately 1,000 granted patents and approximately 381 pending patent applications. We are widely regarded as the industry’s leading innovator and cost-efficient manufacturer in our end-use markets. We work closely with our customers to design products that meet application-specific performance and quality requirements. We expect these innovations to drive our organic growth, sustain our leadership position, expand our market share, improve our margins and produce a high return on invested capital. For example, in 2008, we developed a family of environmentally-friendly products to replace materials like polyvinyl chloride, or PVC, for medical packaging applications and wire and cable applications in electronics and automobiles.

Over the past several years, we have implemented a range of strategic initiatives designed to enhance our profitability and end-use market position. These include fixed asset investments to expand our capacity in high value products, to enhance productivity at our existing facilities and to significantly reduce our fixed cost structure through head count reductions, production line closures at our Pernis, the Netherlands, facility, or Pernis, and system upgrades. During this period, we have shifted our portfolio to higher-margin products, substantially exited low-margin businesses such as footwear and implemented smart pricing strategies that have improved our overall margins and return on invested capital. We believe these initiatives provide us with a strong platform to drive growth, create significant operating leverage and position us to benefit from volume recovery in our end-use markets.

We believe that starting in late 2008 the global economic downturn, and associated reduction in customer and end-user inventory levels, caused an unprecedented slowdown across the industry. We experienced a decline in sales volume across all of our end-use markets, including the traditionally more stable consumer and medical applications. We believe that a significant factor in this decline was inventory de-stocking. Our first and second quarter 2009 sales volumes were 39% and 24%, respectively, less than our sales volumes in the comparable 2008 quarters. The trend began to reverse itself in June 2009, as demand patterns began to shift towards recovery such that our third quarter 2009 sales volume was 10% less than the sales volume in the third quarter of 2008 and our fourth quarter 2009 sales volume was 16% above the sales volume in the fourth quarter of 2009.

Corporate History

Prior to February 28, 2001, we operated as a number of business units as a part of Shell Chemicals and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement. On December 23, 2003, Polymer Holdings LLC acquired all of Kraton’s outstanding equity interests from Ripplewood Chemical. Prior to our initial public offering and related reorganization transactions, described below, we were an indirect wholly-owned subsidiary of TJ Chemical Holdings LLC and were indirectly owned by certain affiliates of TPG Capital, L.P., which we refer to collectively as “TPG,” and certain affiliates of J.P. Morgan Partners, LLC, which we refer to collectively as “JPMP,” and certain members of our management.

Initial Public Offering

On December 16, 2009, Polymer Holdings LLC, or Polymer Holdings, and its consolidated subsidiaries were converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc. In addition, prior to the closing of the initial public offering, or IPO, TJ Chemical Holdings LLC, or TJ Chemical, was merged into (and did not survive the merger with) Kraton. Trading in our common stock on the New York Stock Exchange (“NYSE”) commenced on December 17, 2009 under the symbol “KRA”. On December 22, 2009, Kraton Performance Polymers, Inc., the parent and owner of 100% of the membership interests in Kraton closed its IPO. Including 887,082 shares issued on January 7, 2010 following the exercise of the underwriters’ over-allotment option, the aggregate shares issued in connection with the IPO amounted to 11,181,200 shares, at a price of $13.50 per share, and the net proceeds after the underwriting discounts and commissions and fees and expenses amounted to approximately $138.0 million. We used $100.0 million of the net proceeds to prepay outstanding indebtedness, with the balance available for general corporate purposes, including to fund strategic capital projects such as alternative production capabilities for Isoprene Rubber, or IR, the development of additional capacity in our Isoprene Latex business, and/or the continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility. Following the IPO, related reorganization transactions, and the exercise of the underwriters’ over-allotment option certain TPG, owned approximately 37.6% of our common stock and JPMP, owned approximately 25.1% of our common stock.

Our Competitive Strengths

We believe the following competitive strengths help us to sustain our market leadership position and contribute to our ability to generate superior margins and strong cash flow. We expect these strengths to support our growth in the future:

The Market Leader in SBCs

We believe we hold the number one market position, based on 2009 sales, in each of our three core end-use markets, with sales of approximately $920.4 million and sales volumes of approximately 260.3 kilotons, excluding by-products, for the year ended December 31, 2009. We generated approximately 96% of our 2009 product sales in our core end-use markets. Our Belpre, Ohio facility is the largest in terms of demonstrated production capacity and the most product-diversified SBC plant in the world, and we believe it is the largest HSBC plant as well in terms of production capacity. We believe our Wesseling, Germany facility is world scale and cost efficient. As the pioneer of SBCs over 40 years ago, we believe our KRATON® brand is widely recognized for our industry leadership, and we are particularly well regarded for our process technology expertise and long track record of market-driven innovation.

Growth Through Innovation and Technological Know-how

SBC production and product development requires complex and specific expertise, which we believe many of our competitors are unable to replicate. As the industry pioneer, Kraton maintains a constant focus on enhancing the value-added attributes of our products and on developing new applications for SBCs. At December 31, 2009, we had approximately 1,000 granted patents and approximately 381 pending patent applications. Our “Vision 20/20” program, introduced in early 2008, targets generating 20% of revenues by 2011 from new products or applicants introduced in the prior five years. In 2009, we generated 12.4% of our sales from innovation driven revenue. We believe that our new product innovation will allow us to drive increases in our volume, expand product contribution margins and increase our customers’ reliance on Kraton’s products and technical expertise. For example, for the twelve months ended December 31, 2009, IRL represented 7.0% of revenues. Our IRL business has grown at a compound annual growth rate of 28.8% from 2007 to the end 2009 and is earning a contribution unit margin in excess of the company as a whole.

Diverse Global Manufacturing Capabilities and End-Use Market Exposures

We operate manufacturing facilities on four continents (North America, Europe, South America and Asia) producing what we believe to be the highest quality grades available of unhydrogenated SBCs, or USBCs; and hydrogenated SBCs, or HSBCs, and high purity IRL. We believe we are the only SBC producer with this breadth of technical capabilities and global footprint, selling approximately 800 products in over 60 countries. Since 2003, we have successfully completed plant expansions totaling 60 kilotons of capacity, giving us a total capacity of 421 kilotons, at a total cost of less than $50 million. Our manufacturing and product footprint allow revenue diversity, both geographically and by end-use market. We believe our scale and footprint make us an attractive customer for our monomer suppliers which, in turn, allows us to offer a high degree of supply security to customers.

Source: Management Estimates

Long-Standing, Strong Customer Relationships Supported by Leading Service-Offering

We sell our products to over 700 customers, many of which we have had relationships with for 15 years or more. Our customers are broad-based, with no single customer accounting for more than 5% of our sales in 2009 (our top 10 customers represented 26% of sales in 2009). Our customers’ manufacturing processes are typically calibrated to the performance specifications of our products. Given the technical expertise and investment required to develop these formulations and the lead times required to replace them, we believe our customers face high switching costs. We believe our customers view our products as being high value-added, even though our products generally represent a small proportion of the overall cost of the finished product. Leveraging our global infrastructure, we believe we offer our customers a best-in-class service level that aligns us to their respective business models, through “on demand” order delivery and product development specifically designed for each customer’s needs.

Experienced Management Team with a Track Record of Growth and Productivity Improvements

Our senior management team has an average industry experience of over 25 years, most of which has been with some of the world’s leading companies, including General Electric, Koch Industries, and Chevron Phillips Chemical. Since early 2008, when the current executive team was put in place, we have instituted a number of strategic initiatives designed to enhance productivity, reduce costs and capital intensity, expand margins and drive innovation-led growth.

Our Business Strategy

Building on these competitive strengths, we are focused on achieving profitable top-line growth and improving margins through the introduction of highly-engineered, high value-added products to drive strong and sustainable cash flow.

Driving Growth and Margin Expansion Through Innovation

We have a 40-year track record of innovation dating back to our development of the first SBCs. Our research and development effort is focused on end-use markets and new product developments that we believe offer high growth as well as opportunities to develop highly-differentiated products for our customers, thus yielding higher margin potential. We work very closely with our longstanding customer base to produce products that solve their specific technical requirements. For example, to address an industry trend to eliminate PVC from applications such as medical packaging and wire and cable, we have developed and commercialized a series of custom-designed polymers and compounds. In addition to this innovation-led growth, we believe that there are a number of end-use market dynamics that will also drive growth in our business such as: (1) the effect of the American Recovery and Reinvestment Act of 2009 on our paving business; (2) the general demand by customers for higher value-added product performance characteristics; and (3) the effect of an economic recovery will have on our roofing applications.

Pursue “Smart Pricing”

In late 2007, we undertook a comprehensive review of our entire product portfolio, including both product-specific and customer-specific profitability analysis. As a result, we took a variety of actions including reducing or eliminating our exposure to lower margin business and increasing our prices to reflect the significant value-added benefits of our products to our customers’ products. For example, since the end of 2007, we have increased our unit contribution margins (the excess of the sale price of a unit of product over the variable cost to produce that unit) by more than 50%. We will continue to pursue pricing strategies that reflect the contribution to the end product of our high value and complex product offerings for which limited substitutes exist.

Invest in Key Growth Initiatives

We plan to use some of the proceeds from the offering to fund high priority, high return strategic projects that will continue to allow us to more effectively and more efficiently serve our customers’ needs. One such project is the development of additional capacity in our IRL business to serve the rapid growth and to better capture the high margins that exist in this product line.

Continue to Pursue Operational Efficiencies

We have a history of implementing continuous process and cost improvement plans that have resulted in a significant reduction in our cost position and an improvement in the way we run our business. Since the beginning of 2007, we have implemented cost saving initiatives that have reduced costs by over $55 million, on an annual basis. For example, these initiatives include (i) programs to streamline our operations and lower staffing levels reducing our costs by approximately $25 million, (ii) the shutdown of SIS production in our Pernis facility in 2008 resulting in annual cost savings of $10 million, (iii) SAP related cost reductions resulting in annual savings of $5 million. In addition, as of December 31, 2009 we shut down IR production in our Pernis facility, which we expect will result in annual cost savings of approximately $12.0 million, commencing January 1, 2010.

In connection with the exit from Pernis, we incurred approximately $11.0 million in asset retirement obligations, restructuring costs and write-downs during 2009. Prior to the exit, we manufactured IR at the Pernis facility. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project planning, including assessing capital expenditure requirements, for producing the alternative capacity. The capital expenditure requirements could be a multiple of the annual cost savings we expect to realize from the exit of the Pernis facility. We plan to satisfy customer demand for IR with inventory currently on hand and we believe the cash flow from the sale of IR inventory will likely mitigate a significant portion of the cash requirements for the alternative capacity.

Through these actions, we have created substantial operating leverage in our business model. We believe this demonstrates our management team’s ability to successfully manage the business in a downturn and position us for significant growth and margin expansion in a global economic recovery.

New Innovations

In 2009, we announced the following product innovations.

Consistent with our strategy, we believe that we continue to lead SBC innovation as evidenced by numerous developments announced across several of our core end-use markets throughout 2009. Below are our most recently announced product innovations.

•

In January 2009, we announced the introduction of a new Kraton A family of polymers. Kraton A1535 is the first polymer in the new “Advantaged” series to debut for global commercialization later this year. The new product family is halogen-free recyclable and FDA-approved for direct food contact applications. The “Advantaged” polymers offer an expansion of opportunities for thermoplastic elastomers, or TPE, compounds in a variety of soft grip and other over-mold applications for markets that range from personal care to high tech electronics. In addition, Kraton A1535 can also be easily compounded with thermoplastic polyurethanes, or TPU, materials to reduce hardness and enhance flexibility.

•

In February 2009, we announced Kraton G1643, a clear solution to the market demand for materials with enhanced performance capabilities and lower system costs. Kraton G1643 is a very durable material and is highly compatible with polypropylene. It features excellent clarity and offers improved resistance to blushing and cracking which often occur during transport of large molded parts such as totes and bins. Manufacturers using Kraton G1643 have the ability to reduce wall thickness, and this lowers overall material usage and production costs.

•	In March 2009, we announced the introduction of the first high polymer content binder uniquely designed to enhance durability and safety of porous asphalt roads. The new tough binder has the capability to reduce aggregate loss (also known as raveling) which often results in increased road noise and damage to cars caused by debris. With this product contractors and binder producers can increase polymer concentrations to enhance performance without sacrificing workability and compatibility. Our new polymer is ideally suited for high performance asphalt road applications.

•

In April 2009, we announced a series of new formulations designed to support lower Volatile Organic Compound (VOC) requirements and reduce costs associated with contact adhesives. The unique structure of the styrenic block copolymers provides key advantages to formulators. The end block enables cohesion, good load bearing properties and temperature resistance, while the center block promotes adhesion and elongation.

•

In April 2009, we announced an innovation to double styrene-butadiene-styrene (SBS) modification levels in pre-modified asphalt emulsions. These new high polymer content, or HPC, emulsions are a result of our utilizing our latest development in high vinyl products. The effects of the enhanced mechanical properties can enable a transformation of traditional modified asphalt emulsion applications as well as open the door to new opportunities.

•

In May 2009, we announced our recent commercialization of Kraton G1645, a polymer that creates new opportunities to replace PVC in medical applications. In recent years, there has been increased demand for eco-friendly, better performing products versus conventional elastomers. We have delivered breakthrough technology offering a clear, sterilizable, strong elastomer that offers a broad formulating window without the need for phthalate plasticizers. Our technology provides a solution that is eco-friendly and ultra-clear in comparison to PVC or silicone.

•

In June 2009, we announced new advances in pressure sensitive adhesives for the tape market. We have determined it is now possible to blend our styrene-isoprene-butadiene-styrene (SIBS) and SBS polymers with rosin ester tackifying resins. The initial testing indicates the unique combination of Kraton SIBS and SBS with a rosin ester can produce a tape with properties similar to a traditional SIS and C5 hydrocarbon resin formulation, resulting in a system cost savings of 10% to 20%. The SIBS product is more compatible with the SBS, allowing higher concentrations of the lower cost SBS in tape formulations while maintaining excellent pressure sensitive performance.

•

In July and August 2009, we made announcements regarding our newly commercialized NEXAR™ polymer family. The new NEXAR polymer family offers a unique set of key performance attributes that can be used in a myriad of applications, ranging from water desalination, to industrial separation applications to improving high performance textiles and clothing. The unique permselectivity of NEXAR membranes allows for a flow of moisture in one direction while blocking other substances, such as potentially harmful chemicals.

•

In September 2009, we announced new developments for Kraton A SBCs that enable a new approach for environmentally friendly adhesives and oil gels. The use of the new class of Kraton polymers will make it possible to formulate pressure sensitive adhesives (PSAs), sealants and coatings using natural oils. The new technology offers a green solution and represents the latest addition to our portfolio of environmentally friendly materials.

Products

Our Kraton polymer products are high performance elastomers, which are engineered for a wide range of end-use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion, hot melt and solution applied coatings.

We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs. We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each end-use.

While we organize our commercial activities around our three core end-uses, we manufacture our products along five primary product lines based upon polymer chemistry and process technologies: (1) USBCs; (2) HSBCs; (3) IR; (4) IRL; and (5) Compounds. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in the Paving and Roofing, Adhesives, Sealants and Coatings and Footwear end-use applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added end-uses, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. The following product summaries highlight our portfolio of product grades, their key performance characteristics and selected applications:

HSBCs. We developed the first HSBC polymers in the late 1960s for use in production of soft, strong compounds for handles and grips and elastic components in diapers. Today, our HSBC product portfolio includes approximately 70 commercial grades of products. Our technical expertise in HSBC manufacturing and our history of HSBC innovation have led to what we believe is a number one market share of HSBC sales in terms of industry sales revenue. HSBC products are significantly more complex to produce than USBC products and, as a result, generally command selling prices that are significantly higher than those for USBCs and generate higher margins. Sales of HSBC products comprised 32%, 29% and 30% of our total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

HSBC products impart higher performance characteristics than USBC products including: color range and stability, including resistance to ultraviolet light; processing stability and viscosity; and elevated temperature resistance. HSBCs are primarily used in our Advanced Materials and our Adhesives, Sealants and Coatings end-use markets to impart improved performance characteristics such as: (1) stretch properties in disposable diapers and adult incontinence products; (2) soft feel in numerous consumer products such as razor blades, power tools, and automobile internals; (3) impact resistance for demanding engineering plastic applications; (4) flexibility for wire and cable plastic outer layers; and (5) improved flow characteristics for many industrial and consumer sealants lubricating fluids.

USBCs. We developed the first USBC polymers in 1964. Our flagship Belpre, Ohio site, the first dedicated block copolymer plant, was built in 1971. Today, our USBC product portfolio includes approximately 90 commercial grades of products. We believe we hold the number one market share of USBC sales in terms of industry sales revenue, excluding Footwear. USBC comprised 66%, 68% and 67% of our total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

USBCs are used in all our end-use markets in a range of products to impart desirable characteristics, such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; and (4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers. As with SBCs in general, USBCs are most often blended with substrates to impart the aforementioned performance enhancements. We made the strategic decision to largely exit the less attractive footwear market and focus our resources on the greater value proposition offered by the remaining end-uses for our USBC products.

IR. Isoprene Rubber (formed from polymerizing isoprene) is a line of high purity isoprene rubber products and is a non-SBC product. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with superior features such as high purity, excellent clarity, good flow, low gel content, no nitrosamines and no natural rubber proteins. Our IR polymers are available as bales of rubber or as latex. IR polymers are useful in the production of medical products, adhesives, tackifiers, paints, coatings and photo-resistors.

IRL. Isoprene Rubber Latex (emulsion of IR in water) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact operations. Our IRL is unique polyisoprene latex with controlled structure and low chemical impurity levels manufactured through an anionic polymerization process followed by a proprietary latex processing step both of which were developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material has unparalleled consistency, and it is non-allergenic, providing a distinct property advantage over natural rubber latex.

Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers to enhance the final properties for processing. Compounds cover a wide range of polymers tailored to meet specific customer needs in consumer and industrial applications. Compounds can be formulated so that they can be extruded, injection molded, foamed, etc. to meet the final application requirements. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products. Compounds comprised 3.0%, 3.0% and 3.0% of our total sales revenue in 2009, 2008 and 2007, respectively.

Our End-Use Markets

We have aligned our commercial activities to serve three core end-use markets that we believe have the highest growth and profitability potential: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; and (3) Paving and Roofing. We also serve a fourth end-use market, an Emerging Businesses category, which primarily includes our high-growth isoprene rubber latex, or IRL business.

The following table describes our three core end-use markets together with our Emerging Businesses and other end-use markets and their approximate relative sizes:

End-Use Markets	Revenue Mix(1)	Selected Applications/Products
Advanced Materials	31%

Soft touch for consumer products (tooth brushes and razor blades) and power tools

Impact resistant engineering plastics

Impact resistant for polyolefin based totes and bins

Automotive interior components

Elastic films for disposable diapers and adult incontinence branded products

Skin care products and lotions

Disposable food packaging

Medical packaging films and tubing, often as alternative to PVC

Wire & cable insulation/jacketing, alternative to PVC

Adhesives, Sealants and Coatings	32%	Tapes and labels Non-woven and industrial adhesives Industrial and consumer weather sealants

Paving and Roofing	26%	Asphalt modification for performance roadways, bridges and airports Asphalt modification for roofing felts and shingles

Emerging Businesses	7%	Surgical gloves Condoms

Other Markets	4%	Lubricants and fuel additives High styrenics’ packaging Footwear

(1)	Based on 2009 sales of $920.4 million (excludes by-product sales which are reported as other revenues).

Advanced Materials. Through sales of HSBC, USBC and IR products, as well as certain compounded products, we maintained a leading position in the global Advanced Materials end-use market.

In the Advanced Materials end-use market, our products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomer rubber, known as EPDM, thermoplastic polyolefin elastomers and thermoplastic polyurethanes, known as TPUs. The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost. In addition, competing materials include spandex, natural rubber, polyvinyl chloride polymers and compounds, polyolefins, polyethylene terephthalate, known as PET, nylon and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

Advanced Materials polymers and compounds from Kraton are used in a range of diverse applications, many of which require customized formulations, product testing with long lead time approvals, and production evaluations for specific end-use customers and applications. As such, customer loyalty tends to be strongest in this end-use market, helped in part by the fact that many of the applications are patent protected. The degree of complexity in the manufacturing of these products and the attractive value proposition for our customers drives higher sustainable margins for this end-use market.

We believe our Advanced Materials’ growth is driven by customers’ desire for improved product flexibility and resilience, impact resistance, moisture resistance and aesthetics (clarity and feel) in consumer products, medical products, packaging and automotive components. In addition, due to health and recycling (or “green”) concerns, one trend that is particularly a focus for our company is in providing alternative solutions to PVC in a number of demanding medical (blood and intravenous bags, tubes and stoppers) and electronic (wire and cable outer layer) applications.

A differentiating driver for our expected Advanced Materials’ growth is our unique ability to design and manufacture certain custom compound formulations. One specific example is Kraton compounds that provide critical stretch performance for the infant care (diaper) and adult incontinence markets.

Revenue from Advanced Materials represented 31%, 30% and 32% of total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

Adhesives, Sealants and Coatings. Through sales of HSBC, USBC and certain IR products, we have continued our tradition of holding a leading position in the global Adhesives, Sealants and Coatings end-use market.

In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and thermoplastic polyolefin elastomers. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

Our Adhesives, Sealants and Coatings polymers are used in a number of demanding applications such as: adhesives for diapers and hygiene products; sealants for construction and automotive applications; and adhesives for tapes and labels. Our coatings polymers have expanded into the high growth market of elastomeric white roof coatings. The coating provides not only weather resistance, but improved energy efficiency reducing solar absorption on bitumen based industrial roofs. We expect our growth to be supported by the continuing substitution of adhesives for mechanical fastening systems and the growing demand within developing countries for disposable hygiene products that contain adhesives and sealants.

Another significant growth application for our SBCs is for tapes and labels. In both solvent-based and hot-melt forms, Kraton SBCs impart water resistance, color stability, strong bonding characteristics, high cohesive strength, good ultraviolet light resistance, heat stability and long shelf life. Specifically, the pressure sensitive label market continues to expand using SBC technology at the expense of paper labels, driven by cost reduction and higher consumer market appeal. In addition, our SBCs’ compatibility with many other formulating ingredients and their suitability for hot-melt systems are major factors in demand growth. Furthermore, we believe our blend of new styrene-isoprene-butadiene-styrene (SIBS) and styrene-butadiene-styrene (SBS) polymers with rosin ester tackifying resins can produce a tape with properties similar to a traditional styrene-isoprene-styrene (SIS) hydrocarbon resin formulation, but with cost savings of 10% to 20%. We have expanded our offering of formulated compounds for adhesive films that protect LCD panels and consumer appliances providing improved adhesive performance with no residue or haze after removal. Both applications are growing rapidly in Asia and South America as SBC based technology penetrates preferentially versus acrylic based films. In 2008, we largely exited the increasingly commoditized portions of the tape and label business, choosing to refocus our development and manufacturing capacity on higher value-added and more proprietary products. Our history of innovation in the Adhesives, Sealants and Coatings end-use market has allowed us to capitalize on our unique product offerings, significantly enhancing the value of this end-use market to the business.

Revenue from Adhesives, Sealants and Coatings represented 32%, 32% and 31% of total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

Paving and Roofing. Through sales of primarily USBC products, we maintained a leading market position in 2009 of the global asphalt modification SBC industry.

In the Paving and Roofing end-use market, our products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

We believe that our sales into the Paving and Roofing end-use market will see meaningful growth driven by U.S. and European government stimulus spending, improvement in roofing demand including re-stocking of depleted roofing supply chains, and continued penetration of polymer modified road surfaces. In the United States specifically, the American Recovery and Reinvestment Act of 2009 provides $6.9 billion in 2010 for incremental Federal Highway Administration funding (25% of the $27.5 billion in total committed to highway construction). We believe that the American Recovery and Reinvestment Act of 2009 will yield additional demand for our products, particularly in 2010 when the largest portion of funds is anticipated to be distributed to states and federal agencies.

The addition of our SBS in asphalt greatly improves the strength and elasticity of asphalt-based paving compositions over an extended temperature range, thus increasing resistance to wear, rutting and cracking. In roofing applications, SBS-modified asphalt produces stronger and more durable felts and shingles, thus reducing the possibility of damage from weather, ice and water build-up and again extending service life.

We believe our growth in the Paving and Roofing end-use market will benefit from new products we have recently introduced, and those that are currently under development, to respond to industry trends for elevated polymer content roads and surfaces, over-lay compatibility with concrete systems, and general environmental awareness (for example, road construction emissions).

Revenue from Paving and Roofing represented 26%, 31% and 30% of total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

Emerging Businesses. We use this end-use to commercialize and manage innovations that are outside of our current end-use organizational structure. For example, IR is a line of high purity isoprene rubber products that combines the key qualities of natural rubber, such as good mechanical properties and hysteresis, with superior features such as high purity, excellent clarity, good flow, low gel content, no nitrosamines and no natural rubber proteins. IR polymers in general are used in high volume, lower value-added applications such as tire rubber. However, we focus our unique IR polymers, produced using state-of-the-art nanotechnology, in more demanding applications such as medical products, adhesives and tackifiers, paints, coatings and photo-resistors. Approximately half of our current IR production is converted into IRL (emulsion of IR in water), a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact applications. IRL is durable, tear resistant, soft, transparent and odorless. Most importantly, IRL is non-allergenic for both doctor and patient, providing a distinct property advantage over natural rubber latex.

IRL is predominately used in the synthetic surgical glove market. Our IRL business has grown at a compound annual growth rate of 28.8%, based on revenues, from 2007 to the end of 2009. The combination of increasing demand, favorable market dynamics and competitive differentiation make this a key product offering for us. We currently anticipate growth to continue for the foreseeable future, and will likely need to add capacity to our global supply system.

In addition to IRL, we believe we have a robust portfolio of innovations at various stages of development and commercialization that we believe will fuel our future growth. One such example is our Nexar™ family of membrane polymers for water filtration and breathable fabrics.

Revenue from Emerging Businesses represented 7%, 3% and 2% of total sales revenue (which excludes by-product sales) in 2009, 2008 and 2007, respectively.

Research, Development and Technology

Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology and assist in marketing new products. We spent $20.4 million, $26.4 million and $24.0 million for research and development for the years ended December 31, 2009, 2008 and 2007, respectively. From time to time, we also engage in customer-sponsored research projects, with spending of approximately $1.0 million a year for the three-year period ended December 31, 2009. As of December 31, 2009, approximately 94 personnel are dedicated to this critical business activity.

Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, the Netherlands. We also own a laboratory in Paulinia, Brazil that provides technical services to our South American customers. Our application and technical service laboratories in Shanghai and Tsukuba provide support to our Asian customers. In addition, we have technical service staff located in Mont St. Guibert, Belgium.

Our experienced, knowledgeable professionals perform product research using extensive scientific application equipment located at our Houston and Amsterdam research and development facilities. Our Houston laboratory also includes a comprehensive pilot plant for a number of uses. In early 2009, we moved into a new Houston research and technology service facility. The new facility is expected to yield cost savings when compared with our previous facilities leased at Shell Chemicals’ Westhollow location in Houston. The new facility is designed specifically to enhance the effectiveness of our research and technology service team. At both of our major research and development facilities, we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. In addition, we also use our pilot plant to test new raw materials and new process technologies in order to improve the manufacturing performance of our products. Application equipment is used in all of our research and technical service labs to evaluate polymers and compounds to determine optimal formulations.

Since the introduction of SBCs in the mid-1960s, we have experienced strong demand for the development of new products that utilize the enhancing properties offered by our polymers. We believe we have a strong new product pipeline to take advantage of many new opportunities. As a proven product innovator, we will continue to employ our product knowledge and technical expertise to provide application-based solutions for our customers’ highly specialized needs. This can include modifications to current products as well as significant new innovations aimed at displacing more expensive, less efficient product solutions in the marketplace.

Sales and Marketing

Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, marketing representatives and distributors. The majority of our products are sold through our direct sales force. In countries where we generate substantial revenues, our sales force is organized by end-use market in order to meet the specific needs of our customers. In geographic areas where it is not efficient for us to organize our sales force by end-use market, we may use one sales team to service all end-use markets.

In smaller markets, we often utilize marketing representatives who act as independent contractors to sell our products. In addition, we utilize distributors to service our smaller customers in all regions. Distributors sell a wide variety of products, which allow smaller customers to obtain multiple products from one source. In addition to our long- term relationships with distributors in North America and Europe, we have established relationships with a wide network of distributors in Latin America and the Asia Pacific region. We have transferred some existing small customers to distributors, and are working to transfer others, to free up our sales force to focus on more substantial opportunities.

Our sales force, distributors and agents interact with our customers to provide both product advice and technical assistance. In general, they arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain strong customer relationships. In addition, we focus our sales efforts on those customers who value the quality of our products, service and technical support.

Total operating revenues from our operations outside the United States were approximately 64%, 66% and 66% of our total operating revenues in the years ended December 31, 2009, 2008 and 2007, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. Generally Accepted Accounting Principals (GAAP). For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. We generated 42% of our 2009 sales from customers located in the Americas, 37% in Europe, the Middle East and Africa and 21% in the Asia Pacific region. See Note 13 to our Consolidated Financial Statements for geographic reporting for total operating revenues and long-lived assets as of and for the years ended December 31, 2009, 2008 and 2007.

Sources and Availability of Raw Materials

We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 43%, 49% and 51% of our total cost of goods sold for the twelve months ended December 31, 2009, 2008 and 2007, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers has generally been correlated with changes in crude oil prices and affected by global supply and demand and global economic conditions. The market prices for styrene and butadiene monomers declined significantly late in 2008 and into the first half of 2009. Butadiene prices bottomed in the second quarter of 2009 and styrene prices bottomed in January 2009. Pricing for these two monomers generally increased and stabilized during the remainder of 2009. Alternately, spot isoprene prices peaked in late 2008 then declined in the first quarter of 2009. Isoprene pricing increased during the second quarter of 2009, stabilized, then increased again in the fourth quarter of 2009.

We believe our contractual and other arrangements with suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices. We can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms, that we will be able to obtain substitute arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future.

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of supplier’s under long-term supply contracts with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements.

In January 2009, the U.S. operations of LyondellBasell, along with one of its European-holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. LyondellBasell is one of our major suppliers of raw materials in Europe and also operates our plants at Berre, France and Wesseling, Germany. We cannot accurately predict the effect, if any, that LyondellBasell’s bankruptcy will have upon our business, or our relationships with LyondellBasell. To date, there have been no significant changes in our commercial relationship with LyondellBasell.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil generally purchases all of its raw materials from local third-party suppliers.

Styrene. Styrene is available on the global petrochemical market with approximately 11 producers located in the Americas, 12 producers located in Europe and 41 producers located in Asia. The top five producers worldwide are: Shell Chemicals, LyondellBasell, Dow Chemical Company, BASF and Total, which collectively account for approximately one-third of global capacity. Styrene prices are primarily driven by worldwide supply and demand and the cost of ethylene and benzene and are influenced by prevailing crude oil and natural gas prices. Following the collapse of energy, benzene, and styrene prices in late 2008, styrene pricing reached its lowest levels in January 2009 before recovering throughout the remainder of 2009.

We satisfy our styrene requirements in the United States pursuant to several purchase agreements with maturities ranging from the end of 2009 to the end of 2011, subject to renewal conditions. We have executed a new contract with a termination date at the end of 2011 with one of our suppliers to replace a purchase agreement which expired at the end of 2009. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

Our contracts that satisfied our styrene requirements in Europe expired on February 28, 2010 and we have finalized negotiations with two vendors and expect to execute new supply agreements that we anticipate will provide for European Styrene supply through to February 2013. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

For our agreements covering our manufacturing facility in the United States, the price we pay for styrene varies with the published prices of styrene and/or the raw materials used to produce styrene. The price we pay for styrene under our agreement covering France and Germany varies to reflect the published price for styrene even though our purchase price is subject to certain minimums and maximums that vary with other factors.

Butadiene. Butadiene is available on the global petrochemical market with approximately 8 producers in the Americas, 19 producers in Western Europe and 38 producers located in Asia. Prices for butadiene reflect worldwide supply and demand and prevailing crude oil and ethylene prices. Although butadiene pricing was generally strong for most of 2008 due to tight supply/demand and the influence of rising crude oil costs, pricing decreased in late 2008 in response to weakening demand and crude oil price decreases, bottoming in the second quarter of 2009. Pricing then increased throughout the remainder of 2009 primarily due to butadiene supply limitations and increasing energy prices.

We have historically had adequate supplies of butadiene. However, in 2008, our supply of butadiene was constrained primarily in North America and Japan due to an industry-wide shortage in those regions that was primarily driven by limited availability of crude C4. Going forward, we believe our contractual and other arrangements with our suppliers will generally provide adequate future supplies of butadiene at competitive prices to support our current sales levels. Growth in the production of our products that require butadiene could be limited by our ability to source additional butadiene at competitive prices.

We currently source butadiene in the United States pursuant to contractual arrangements with suppliers, supplemented by spot supply arrangements as needed. Our U.S. butadiene purchases vary with the published prices for butadiene on world markets. We are currently finalizing contracts for our butadiene supply portfolio and have recently entered into a butadiene supply contract with a new supplier for supply commencing in 2010 that will expire on December 31, 2012. No assurances can be given that any other agreement(s) will be entered into or as to the volumes or terms of any such agreement(s).

We currently source our butadiene in Europe pursuant to contracts with LyondellBasell. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired effective December 31, 2008. We are presently acquiring butadiene in France from LyondellBasell under a term sheet reflecting an agreement in principle that has been reached between the parties. However, we can provide no assurance to the nature of the final agreement or as to the volumes or terms of such an agreement. The price we pay for butadiene under our agreements covering France and Germany vary based upon the published price for butadiene, the amount of butadiene purchased during the preceding calendar year and/or the cost of butadiene manufactured. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR on a commercial supply basis. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for butadiene may therefore increase.

Isoprene. Isoprene is primarily produced and consumed captively by manufacturers for the production of IR, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices, and existing supply and demand in the market. Isoprene prices increased for most of 2008. Following the collapse of energy prices in late 2008, isoprene pricing declined in the first quarter of 2009, increased during the second quarter of 2009, stabilized, then increased again in the fourth quarter of 2009. The increase was largely driven by the reduced availability of raw materials for isoprene extraction. The economic advantage of lighter feeds for ethylene plants reduced the manufacture of by-products, including crude isoprene.

We source our global isoprene requirements through several contractual arrangements. We also purchase additional supplies of isoprene from various suppliers at prevailing market price. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. As contracts expire, we may not be able to obtain new long-term supply agreements and the terms of any such agreement may not be on terms favorable to us.

On September 10, 2009, we committed to exit the Pernis facility, where we produced IR. We ceased production at Pernis on December 31, 2009. We expect to maintain a presence at the facility through the second quarter of 2010, as the site is cleared for demolition beginning thereafter. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project scoping, including associated capital requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand. We believe future isoprene requirements for IR products will be met by our overall isoprene sourcing strategies, however, there is no assurance we will be able to satisfy our requirements.

We have historically had adequate supplies of isoprene. However, we have periodically experienced periods of limited supply due to operational problems at key producers, or as was the case during 2008, due to limited availability of crude raw materials for the isoprene extraction units. During these periods, we are normally able to meet most of our needs by acquiring relatively expensive isoprene from other suppliers. After an initial improvement in supply availability in 2008, isoprene availability was reduced for most of 2008. In response, we were forced to allocate SIS supplies. Similarly, supply constraints in 2009 limited isoprene purchases under some of our existing contracts. We satisfied our requirements by supplementing purchases from a variety of other suppliers. Going forward, we believe our contractual arrangements with several suppliers as well as spot arrangements and longstanding relationships with other third-party suppliers of isoprene, will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Growth in the production of our products that require isoprene could be limited by our ability to source additional isoprene at competitive prices, and we can give no guarantees or assurances in this regard.

Competition

We compete with other SBC product and non-SBC product producers primarily on the basis of price, breadth of product availability, product quality and speed of service from order to delivery. We believe our customers also base their supply decisions on the ability to design and produce custom products and the availability of technical support.

SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dexco Polymers, Dynasol Elastomers, Kuraray, Korea Kumho P.C., Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Generally, however, individual competitors do not compete in each of our end-use markets. Rather, there are different competitors in each of our end-use markets indicative of the depth and breadth of Kraton Performance Polymers product offering.

Product Substitution. We also compete against a broad range of alternative, non-SBC products within each end-use market.

In the Advanced Materials end-use market, our products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomer rubber, known as EPDM, thermoplastic polyolefin elastomers and thermoplastic polyurethanes, known as TPUs. The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost. In addition, competing materials include spandex, natural rubber, polyvinyl chloride polymers and compounds, polyolefins, polyethylene terephthalate, known as PET, nylon and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

In the Adhesives, Sealants and Coatings end-use market, the primary product alternatives include acrylic polymers, silicones, solvent-based natural rubber systems and metallocene polyolefins.

In the Paving and Roofing end-use market, the primary product substitute for roofing is atactic polypropylene, whereas for road surfaces it is styrene butadiene rubber, or SBR. Customers also have a choice to use unmodified asphalts.

Operating and Other Agreements

Operating Agreements. Shell Nederland Refinery operated our manufacturing facility located in Pernis, the Netherlands. On January 18, 2010, consistent with our announcement in the third quarter of 2009 of our intent to exit our Pernis facility, our indirect, wholly-owned subsidiary Kraton Polymers Nederland BV (“Kraton Netherlands”) agreed to terminate the agreements relating to the operation of the Pernis facility and transfer the site back to its owner.

Production at the Pernis facility ceased December 31, 2009. However, the actual termination of the agreements relating to the operation of the Pernis facility remains subject to the satisfaction of various conditions and is anticipated to become effective on or about May 31, 2010. Under the agreements that are being terminated (and agreements ancillary to the agreements that are being terminated), the Shell Entities provide various site services, utilities, materials and facilities at the Pernis facility.

The termination of the agreements is being undertaken in connection with our decision to cease production of IR at the Pernis facility and transfer such production to another one of our facilities. In addition to the ongoing service fees through the effective date of the termination (currently estimated at $2.6 million), Kraton Netherlands will pay the Shell Entities approximately $7.5 million excluding VAT in connection with the termination of the agreements and the demolition and transfer to the Shell Entities of the Pernis facility.

We expect to maintain a presence at the facility through the second quarter of 2010, as the site is cleared for demolition beginning thereafter. This facility is situated on a major Shell petrochemical site at which other third party tenants also own facilities.

LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities. LyondellBasell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LyondellBasell employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, beginning in February 2001, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if such party ceases its operations at the facility and provides 18 months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

Pursuant to an agreement dated March 31, 2000, LyondellBasell operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LyondellBasell a monthly fee, as well as costs incurred by LyondellBasell in providing the various services, even if the facility fails to produce any output (whether or not due to events within LyondellBasell’s control), and even if we reject some or all output. This agreement has an initial term of 40 years and will automatically renew subject to 5 years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer operate in a safe and efficient manner.

Site Services, Utilities, Materials and Facilities Agreements. LyondellBasell, through local operating affiliates, provides various site services, utilities, materials and facilities for the Berre, France manufacturing site. Generally these services, utilities, materials and facilities are provided by LyondellBasell on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.

Information Systems

We utilize Enterprise Resource Planning (ERP) software systems to support each of our facilities worldwide. These systems were previously supported by external resources. In 2009, we upgraded our ERP software systems utilizing a single global system and implementing best practices for our industry. For Europe and the United States we completed this upgrade in August 2009, and for Brazil and Asia we completed this upgrade in October 2009. In addition to providing increased reliability, we estimate ongoing cost savings of $5.0 million to $10.0 million per annum will be achieved as a result of the new ERP system. These systems are being supported by internal resources. We also have in place a laboratory quality assurance system, including bar code based material management systems and manufacturing systems. An annual disaster recovery exercise is performed on critical systems utilizing third-party data centers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. As of December 31, 2009, approximately one-quarter of our patent portfolio (381 of 1,381) consisted of patent applications (the majority of which were filed after 2003). In light of the fact that patents are generally in effect for a period of 20 years as of the filing date, this means that a significant portion of the portfolio would remain in effect for a long period (assuming most of these applications will be granted). The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business. Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. Since January 2003, we have filed 104 new patent applications with filings in the United States and many foreign countries. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to us.

As a general matter, our trade names are protected by trademark laws. Our SBC products are marketed under the trademark “Kraton,” which is registered in the United States and in many other countries.

In our over 40 years in the SBC business, we have accumulated a substantial amount of technical and business expertise. Our expertise includes: product development, design and formulation, information relating to the applications in which our products are used, process and manufacturing technology, including the process and design information used in the operation, maintenance and debottlenecking of our manufacturing facilities, and the technical service that we provide to our customers. Extensive discussions are held with customers and potential customers to define their market needs and product application opportunities. Where necessary, we have implemented trade secret protection for our technical knowledge through non-analysis, secrecy and related agreements.

Employees

We had approximately 817 full-time employees at December 31, 2009. In addition, approximately 27 Shell Chemicals and 175 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements with Shell Chemicals and its affiliates or LyondellBasell. See “—Operating and Other Agreements.” Pursuant to the January 18, 2010 agreement between our indirect, wholly-owned subsidiary Kraton Netherlands and the Shell Entities, in connection with our termination of production at the Pernis facility, the Shell Chemical employees are expected to remain constant through May 31, 2010, as we complete demolition and transfer the Pernis facility to the Shell Entities. None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

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

Management believes that we are in material compliance with all current environmental laws and regulations. We currently estimate that any expenses incurred in maintaining compliance with these requirements will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.

Environmental laws and regulations in various jurisdictions also establish programs and, in some instances, obligations to clean up contamination from current or historic operations. Under some circumstances, the current owner or operator of a site can be held responsible for remediation of past contamination regardless of fault and regardless of whether the activity was legal at the time that it occurred. Evaluating and estimating the potential liability related to site remediation projects is a difficult undertaking, and several of our facilities have been affected by contamination from historic operations.

Our Belpre, Ohio facility is the subject of a site investigation and remediation program administered by the Environmental Protection Agency pursuant to the Resource Conservation and Recovery Act. In March 1997, Shell Chemicals entered into a consent order to investigate and remediate areas of contamination on and adjacent to the site. In March 2003, we joined Shell Chemicals in signing a new consent order that required additional remediation and assessment of various areas of contamination and continues to require groundwater-monitoring and reporting. Shell Chemicals continues to take the lead in this program, has posted financial assurance of $5.2 million for the work required under the consent order and has also indemnified us for the work required under this program, subject to the condition that we provide notice on or prior to February 28, 2021. In turn, we have agreed with Shell Chemicals that we will, for a fee, provide certain services related to the remediation program. We have agreed with Shell Chemicals that we will pay up to $100,000 per year for the groundwater monitoring associated with the 2003 consent order.

Our Brazilian facility has also been affected by prior Shell Chemicals operations. A Shell Chemicals pesticide manufacturing operation previously was located on a tract of land adjacent to our Brazilian facility. In addition, areas of our facility were used by Shell Chemicals as part of its crop protection business. Shell Chemicals has retained responsibility for remediating a former manufacturing facility located on our site and has also indemnified us for a number of the identified waste management areas used in prior operations. The indemnity from Shell Chemicals expired in 2004 for the following categories of claims to the extent notice was not previously provided by us: (1) remediation activity required by applicable environmental laws or third-party claims, (2) third-party claims for exposure to hazardous substances and (3) violations of environmental law. The indemnity for remediation relating directly to the plant for the previous pesticide manufacturing operations and for disposal activity related to that plant and for third-party claims regarding hazardous substance disposal requires us to give notice on or prior to February 28, 2021. Shell Chemicals has installed a hydraulic barrier to prevent migration of ground water contamination and has completed other cleanup actions on the site.

Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. The indemnity from Shell Chemicals expired in 2004 for the following categories of claims to the extent notice was not previously provided by us: (1) site clean-up other than those specifically agreed with Shell Chemicals, (2) third-party claims for exposure to hazardous substances and (3) violations of environmental law. The indemnity for site clean-up specifically agreed with Shell Chemicals and for third-party claims regarding hazardous substance disposal requires us to give notice on or prior to February 28, 2021. Hence, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.

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

Seasonality

Seasonal changes and weather conditions typically affect our polymer product sales into our Paving and Roofing end-use market. Within this market, typically, volume rises, as temperatures rise, from January to June, peaking during the summer. After summer, volume declines during the colder months in fall and winter. However, paving and roofing have different demand curves. Paving is seasonal with a warm weather peak and cool weather decline due to temperature requirements, whereas roofing tends to be more consistent throughout the year. Our other end-use markets, Advanced Materials and Adhesives, Sealants and Coatings, tend to show relatively little seasonality.

Available Information

We electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.kraton.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A.	Risk Factors.

Conditions in the global economy and capital markets may adversely affect the company’s results of operations, financial condition and cash flows.

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

Our business and operating results have been and will continue to be affected by the global recession, including the turbulence in the credit markets, dislocations in the housing and commercial real estate markets, fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. Although the effects of the global recession on our business appear to be easing, there can be no assurance that this trend will continue. If the global recession continues for significant future periods or deteriorates significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

LyondellBasell Industries provides significant operating and other services under agreements that are important to our business. The failure of LyondellBasell to perform their obligations, or the termination of these agreements, could adversely affect our operations.

Prior to February 28, 2001, we were operated by Shell Chemicals, the chemicals operations unit of the Royal Dutch/Shell Group. Shell Chemicals provided services that were important to our business through December 31, 2009. On January 18, 2010, consistent with our announcement in the third quarter of 2009 of our intent to exit our Pernis, facility, our indirect, wholly-owned subsidiary Kraton Netherlands agreed to terminate substantially all existing material definitive agreements with the Shell Entities. The actual termination of these agreements remains subject to the satisfaction of various conditions and is anticipated to become effective on or about May 31, 2010. Under the agreements that are being terminated (and agreements ancillary to the agreements that are being terminated), the Shell Entities provide various site services, utilities, materials and facilities at the Pernis facility. The Shell Entities employ and provide all staff, other than certain plant managers, assistant plant managers and technical personnel, whom we appoint. The termination of these agreements is being undertaken in connection with our decision to cease production of IR at the Pernis facility and transfer such production to another company facility.

In addition, we have service agreements with LyondellBasell Industries, or LyondellBasell, the successor to a Shell Chemicals business. We are a party to:

•

operating agreements pursuant to which LyondellBasell (in Berre, France and Wesseling, Germany) operate and maintain our European manufacturing facilities and employ and provide almost all of the staff for those facilities;

•	site services, utilities, materials and facilities agreements pursuant to which LyondellBasell provides utilities and site services to our European manufacturing facilities; and

•	lease agreements pursuant to which we lease our European manufacturing facilities from LyondellBasell.

In January 2009, the U.S. operations of LyondellBasell along with one of its European holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. LyondellBasell is one of our major suppliers of raw materials and also operates our plants at Berre, France and Wesseling, Germany. The bankruptcy of LyondellBasell and any resulting restructuring of LyondellBasell’s operations may adversely affect LyondellBasell’s ability to provide services to us. To date, our operations have not been negatively impacted. However, we cannot predict the effect, if any, that LyondellBasell’s bankruptcy will ultimately have upon our business in general, or our relationship with LyondellBasell in particular.

Under the terms of the above agreements, either party is permitted to terminate the applicable agreement in a variety of situations. Should LyondellBasell fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or provide them ourselves. Similarly, if in connection with or independent from the termination of an operating agreement, LyondellBasell terminates a facility lease, we would be forced to relocate our manufacturing facility. From time to time, as part of our ongoing business operations, we discuss potential changes in the terms of our various agreements with LyondellBasell, based upon changes in market conditions or other factors. Any agreed changes to any of these contractual arrangements are not binding until the execution of formal documentation. The failure of LyondellBasell to perform its obligations under, or the termination of, any of these contracts could adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, or on terms as favorable to us.

Under certain of these agreements, we are required to indemnify LyondellBasell in certain circumstances, including in certain circumstances for loss and damages resulting from LyondellBasell’s negligence in performing their obligations.

The failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.

Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of almost all of our polymer products. We use butadiene in the production of SBS (styrene-butadiene-styrene) grades of USBCs and SEBS (styrene-ethylene-butylene-styrene) grades of HSBCs. We use isoprene in the production of SIS (styrene-isoprene-styrene) grades of USBCs, SEPS (styrene-ethylene-propylene-styrene) grades of HSBCs and polyisoprene rubber, or IR. We have entered into long-term supply agreements with Shell Chemicals, LyondellBasell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, which may significantly impact our operations.

Isoprene is primarily produced and consumed, by manufacturers, captively for the production of IR, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available for purchase in the markets in which we operate. Future isoprene requirements for our IR products will be met by our overall isoprene sourcing strategies. We may not be able to obtain isoprene required for our operations on terms favorable to us or at all. Our U.S. butadiene supply agreement with Shell Chemicals expired as of April 30, 2009. We currently access butadiene at competitive rates, recently entered into a butadiene supply contract with a new supplier for 2010 and are engaged in efforts with several other suppliers to purchase ongoing and continuing supplies of butadiene. If we are unable to enter into agreements with alternative suppliers, we may not be able to meet our U.S. butadiene supply requirements in a timely manner or on favorable terms.

In addition, most of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in certain circumstances. During 2009, Shell Chemicals and other butadiene producers had limited supply at times due to raw material shortages and operational problems, and we have satisfied our butadiene needs by supplementing with spot market purchases. If we are required to obtain alternate sources for raw materials because Shell Chemicals or any other supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers in a timely manner or be able to enter into long-term supply agreements on terms as favorable to us. A lack of availability of raw materials could have an adverse effect on our results of operations.

If the availability of isoprene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on our sales of products requiring isoprene.

Isoprene is not widely available, and the few isoprene producers tend to use their production for captive manufacturing purposes or sell only limited quantities into the world chemicals market. The major producers of isoprene are Goodyear, Shell Chemicals, Nippon Zeon, Braskem, several Chinese producers and various Russian manufacturers. Currently, we source our isoprene requirements for the United States and Europe from a portfolio of suppliers. In Japan, we obtain the majority of our isoprene requirements from JSR Corporation, or JSR, on a commercial supply basis and from alternative suppliers as needed. In Brazil, isoprene is obtained from a local third party supplier. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain substitute supplies of isoprene from alternative suppliers in a timely manner or on favorable terms.

Because there is limited non-captive isoprene availability, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices and existing supply and demand in the market. Market prices for isoprene increased significantly during the second half of 2008 as energy prices peaked in the third quarter. Following the collapse of energy prices in late 2008, isoprene pricing declined in the first quarter of 2009, increased during the second quarter of 2009, stabilized then increased again in the fourth quarter of 2009.

A significant factor contributing to higher prices was the extreme tightness in the market caused by operational problems of some key producers and reduced availability of crude C5 inputs for the extraction units. Although improved producer operation mitigated this risk in 2008, weak ethylene demand and light (ethane versus naphtha) ethylene inputs have limited isoprene production for some of the suppliers. In addition to this limit due to ethylene inputs, operational problems could return in the future. A lack of availability of isoprene could have an adverse effect on our results of operations if we are unable to produce products containing isoprene.

If the availability of butadiene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on plant utilization and our sales of products requiring butadiene.

The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. Historically, the European market has been better balanced and provided exports to North America. Currently, our butadiene requirements in the United States are satisfied by several supplier’s, and LyondellBasell is our major butadiene supplier in Europe. In January 2009, the U.S. operations of LyondellBasell along with one of its European holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. To date the U.S. bankruptcy has not negatively impacted our supply of butadiene in Europe. The quantity of butadiene available in any one region is dependent on the cracking inputs of olefins plants, ethylene demand, inter-regional demand for butadiene and demand for other oil derivatives. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms.

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (styrene, butadiene and isoprene) together represented approximately 43% of our total cost of goods sold in 2009. As a result of the significant portion of our cost of goods sold represented by these three monomers, our gross profit and margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

Our end-use markets are highly competitive, and we may lose market share to other producers of styrenic block copolymers or to producers of other products that can be substituted for our products.

Our industry is highly competitive and we face significant competition from large international producers, as well as from smaller regional competitors. Our competitors may improve their competitive position in our core end-use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.

Our most significant competitors are Asahi Chemical, Chi Mei, Dexco Polymers, Dynasol Elastomers, Korea Kumho P.C., Kuraray Company, Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Kuraray Company, Dynasol Elastomers, Korea Kumho P.C. and Sinopec have all expanded HSBC capacity over the last 3 years. Several competitors, including Dynasol, Lee Chang Yung and Sinopec, have expanded USBC capacity over the last 3 years.

In addition, competition between styrenic block copolymers and other products within the end-use markets in which we compete is intense. Increased competition from existing or newly developed non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements.

•	In the Advanced Materials end-use market, our products compete against a wide variety of chemical and non-chemical alternatives, including thermoplastic vulcanizates, ethylene propylene diene monomer rubber, known as EPDM, thermoplastic polyolefin elastomers and thermoplastic polyurethanes, known as TPUs. The choice between these materials is influenced by performance characteristics, ease of use, desired aesthetics and total end-product cost. In addition, competing materials include spandex, natural rubber, polyvinyl chloride polymers and compounds, polyolefins, polyethylene terephthalate, known as PET, nylon and polycarbonate, based on performance, ease of use, desired aesthetics and total end-product cost.

•

In the Adhesives, Sealants and Coatings end-use market, SBC products primarily compete with acrylics, silicones, solvent-based rubber systems and thermoplastic polyolefin elastomers. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

•

In the Paving and Roofing end-use market, our products primarily compete with atactic polypropylene, styrene butadiene rubber and unmodified asphalts. The choice between these materials is influenced by total end-product performance, cost and ease of use.

If we are unable to successfully compete with other producers of styrenic block copolymers or if other products can be successfully substituted for our products, our sales may decline.

If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.

Our industry and the end-use markets into which we sell our products experience periodic technological change and ongoing product improvements.

In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end-use markets, and upon our ability to successfully develop, manufacture and market products in such changing end-use markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and our competitive position. We may not be successful in developing new products and technology that successfully compete with such materials and our customers may not accept any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Our business relies on intellectual property and other proprietary information and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information of our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail. In addition, we acquired a significant number of patents from Shell Chemicals. Pursuant to the agreements with Shell Chemicals relating to their contribution of these patents to us and our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers business, as well as fully-transferable non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions.

Any patents, issued or applied for, may not provide us with any competitive advantage and may be challenged by third parties. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. Moreover, our competitors may already hold or have applied for patents in the United States or abroad that, if enforced or issued, could possibly prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. From time to time, we oppose the issuance of patent applications in the United States and other jurisdictions that we consider overbroad or otherwise invalid in order to maintain the necessary freedom to operate fully in our various business lines without the risk of being sued for patent infringement. In general, competitors or other parties may, from time to time, assert issued patents or other intellectual property rights against us. If we are legally determined, at some future date, to infringe or violate the intellectual property rights of another party, we may have to pay damages, stop the infringing use, or attempt to obtain a license agreement with the owner of such intellectual property. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect inventions that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

It is our policy to enter into confidentiality agreements with our employees and third parties to protect our unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets, but our confidentiality agreements could be breached or may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. In addition, others may obtain knowledge of our trade secrets through independent development or other access by legal means.

We have registered and applied for certain service marks and trademarks, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The applicable governmental authorities may not approve our pending applications. A failure to obtain trademark registrations in the United States and in other countries could limit our ability to obtain and retain our trademarks and impede our marketing efforts in those jurisdictions. Moreover, third parties may seek to oppose our applications or otherwise challenge the resulting registrations. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

The failure of our patents, trademarks or confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, could have a material adverse effect on our competitive advantages over other producers.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We continually seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. Although it is our policy and intention not to infringe valid patents, we cannot guarantee that our processes and products do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others, including, without limitation, situations in which our products, processes or technologies may be covered by patent applications filed by other parties in the United States or abroad. From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the necessary freedom to operate fully in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could, possibly, be liable for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. We may also be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. If we were to discover that our processes, technologies or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

Our business is subject to seasonality that may affect our quarterly operating results and impact the market price of our common stock.

Seasonal changes and weather conditions typically affect the Paving and Roofing end-use market. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. Abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly Paving and Roofing sales in any given year. If Paving and Roofing results cause our operating results to fall below the periodic expectations of financial analysts or investors, the market price of our common stock may decline.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facility and the senior subordinated notes.

We have substantial indebtedness. As of December 31, 2009, our total indebtedness was $385.0 million. Our indebtedness consists principally of the senior secured credit facility, which had $222.0 million outstanding as of December 31, 2009, and the 8.125% Senior Subordinated Notes due 2014, or the senior subordinated notes, which had $163.0 million outstanding as of December 31, 2009. The senior secured credit facility is payable in consecutive equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount and with the remaining balance payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013. The senior subordinated notes mature on January 14, 2014. In addition, subject to restrictions in the senior secured credit facility and the indenture governing the senior subordinated notes, Kraton and its subsidiaries may incur additional indebtedness.

As a result of our substantial indebtedness:

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow to pay principal of and interest on our indebtedness which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised; and

•	our ability to borrow additional funds or to refinance indebtedness may be limited.

The ability for us to pay principal of and interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured revolving credit facility to fund liquidity needs in an amount sufficient to enable us to service indebtedness. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.

Our debt instruments, including the senior secured credit facility and the indenture governing the senior subordinated notes, impose significant operating and financial restrictions on us.

The senior secured credit facility and the indenture governing the senior subordinated notes impose significant operating and financial restrictions on us. These restrictions limit our ability, the ability of Kraton and the ability of its subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends or make certain other restricted payments and investments;

•	create liens or other encumbrances; and

•	transfer or sell certain assets or merge or consolidate with another entity.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative financings, or if we obtain them, they may not be on terms acceptable to us.

A deterioration in our results of operations may cause us not to be in compliance with the financial covenants in the senior secured credit facility. Under the terms of the senior secured credit facility, as amended, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. Our ability to continue to comply with the financial ratios is subject to changes in our results of operations and financial position including but not limited to: the prices for raw materials; the sales of products; our ability to successfully implement selected selling price increases; our ability to reduce costs; and our availability of cash to reduce existing indebtedness. We generated a net loss of $0.3 million, net income of $28.4 million and a net loss of $43.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Furthermore, our earnings were insufficient to cover our fixed charges for the year ended December 31, 2007 by approximately $37.6 million. As of December 31, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility. We may not be able to maintain these ratios or avail ourselves of the equity cure provisions of the senior secured credit facility in future periods.

A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements and instruments, including our inability to comply with the required financial covenants in the senior secured credit facility, could result in an event of default under those agreements. Such a default could allow the lenders under our financing agreements to discontinue lending, to accelerate the related debt and to declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

We may be liable for damages based on product liability claims brought against our customers in our end-use markets.

Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. While we endeavor to protect ourselves from such claims and exposures in our contractual negotiations, there can be no assurance that our efforts in this regard will ultimately protect us from any such claims.

As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, France and Japan, in addition to our operations in the United States. Our offshore operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations; and

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon our financial condition and results of operations.

Chemical manufacturing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. These potential risks include, but are not necessarily limited to:

•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	mechanical failure; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal penalties, including governmental fines, expenses for remediation and claims brought by governmental entities or third parties. The loss or shutdown of operations over an extended period at our Belpre facility, which is our largest manufacturing facility, or any of our other major operating facilities could have a material adverse effect on our financial condition and results of operations. Although we maintain property, business interruption and casualty insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential hazards incidental to our business.

Regulation of our employees’ exposure to butadiene could require material expenditures or changes in our operations.

Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. The Occupational Safety and Health Administration limits the permissible employee exposure to butadiene. Future studies on the health effects of butadiene may result in additional regulations or new regulations in Europe that further restrict or prohibit the use of, and exposure to, butadiene. Additional regulation of butadiene could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.

Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.

Materials such as styrene, butadiene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Our products are also used in a variety of end-uses that have specific regulatory requirements such as those relating to products that have contact with food or medical end-uses.

We use large quantities of hazardous substances and generate hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at both the national and local level in multiple jurisdictions. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and any issued permits may contain significant new requirements. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated or hazardous and can cause contamination or personal injury or damage if released into the environment.

We operate coal-burning boilers at our facility in the United States that could be subject to legislation and regulation affecting the emissions of greenhouse gases. While the impact of any such legislation or regulation is currently speculative, any such legislation or regulation, if enacted, may have an adverse effect on our operations or financial condition.

We have health and safety management programs in place to help assure compliance with applicable regulatory requirements and with internal policies and procedures, as appropriate. Each facility has developed and implemented specific critical occupational health, safety, environmental and loss control programs.

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

Management at our facility at Belpre, Ohio has identified several occupied buildings that are closer to the manufacturing process than would be consistent with industry guidelines required by the Occupational Safety and Health Administration. A $7.6 million project is underway to relocate these facilities, and this cost is included in our projected future capital expenditures. However, such costs may vary with changes in regulations or risk management strategy. This project is expected to be completed by the end of 2010.

We may be subject to losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing.

We face the risk that individuals could, in the future, seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. We may be subject to future claims with respect to workplace exposure, workers’ compensation and other matters that are filed after the date of our acquisition of Shell Chemicals’ elastomers business. While Shell Chemicals has agreed to indemnify us for certain claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001, those indemnity obligations are subject to limitations, and we cannot be certain that those indemnities will be sufficient to satisfy claims against us. In addition, we face the risk that future claims would fall outside of the scope of the indemnity due either to the limitations on the indemnity or to their arising from events and circumstances occurring after February 2001.

Some environmental laws could impose on us the entire cost of clean-up of contamination present at a facility even though we did not cause the contamination. These laws often identify the site owner as one of the parties that can be jointly and severally liable for on-site remediation, regardless of fault or whether the original activity was legal at the time it occurred. For example, our Belpre, Ohio facility is the subject of a required remediation program to clean up past contamination at the site and at an adjacent creek and we are a party to that site clean-up order. While Shell Chemicals has posted financial assurance of $5.2 million for this program and has taken the lead in implementing the program, we may incur costs and be required to take action under this program. Similarly, the Shell Chemicals indemnity for remediation at the Belpre facility may not cover all claims that might be brought against us.

Our Paulinia, Brazil facility also has on-site contamination resulting from past operations of Shell Chemicals. The indemnity from Shell Chemicals covers claims related to certain specified areas within the plant, and we may be required to undertake and pay for remediation of these and other areas. The indemnity coverage from Shell Chemicals is limited in time and amount and we cannot rely upon it to cover possible future claims for on-site contamination separate from the areas specified in the indemnity. The Paulinia facility is also adjacent to a former Shell Chemicals site where we believe past manufacturing of hydrocarbons resulted in significant contamination of soil and groundwater and required relocation of nearby residents. It is our understanding that the Shell Chemicals portion of the site has changed ownership several times, which may impact financial responsibility for contamination on the site. While we are not aware of any significant contamination at our Paulinia facility, we could potentially be the subject of claims related to pesticide contamination and effects at some point in the future.

In general, there is always the possibility that a third-party plaintiff or claimant, or governmental or regulatory authority, could seek to include us in an action or claim for damages, clean-up, or remediation pertaining to events or circumstances occurring or existing at one or more of our sites prior to the time of our ownership or occupation of the applicable site. In the event that any of these actions or claims were asserted against us, our results of operations could be adversely affected.

Regulatory and statutory changes applicable to us or our customers could adversely affect our financial condition and results of operations.

We and many of the applications for the products in the end-use markets in which we sell our products are regulated by various national and local rules, laws and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, changes in environmental regulations restricting the use of disposable diapers could cause a decline in sales to producers of that product. In addition, we benefit from certain trade protections, including anti-dumping protection. If we were to lose these protections, our results of operations could be adversely affected.

We are subject to customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.

We are subject to numerous regulations, including customs and international trade laws, export control, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.

Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effects on our operations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws and regulations, which may increase our costs and materially limit our ability to operate our business.

Our relationship with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2009, we employed approximately 817 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms, and actions by our employees may disrupt our business. Although we have historically maintained a good relationship with our employees, if these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business and financial condition and results of operations.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our key employees. We are dependent on the expertise of our executive officers. Loss of the services of any of our executive officers could have an adverse effect on our prospects. We may not be able to retain our key employees or to recruit qualified individuals to join our company. The loss of key employees could result in high transition costs and could disrupt our operations.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. Beginning in 2008, we began implementing hedging strategies to minimize our exposure to certain foreign currency fluctuations. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.

We generally do not have long-term contracts with our customers, and the loss of customers could adversely affect our sales and profitability.

With some exceptions, our business is based primarily upon individual sales orders with our customers. As such, our customers could cease buying our products from us at any time, for any reason, with little or no recourse. If multiple customers elected not to purchase products from us, our business prospects, financial condition and results of operations could be adversely affected.

A decrease in the fair value of pension assets could materially increase future funding requirements of the pension plan.

We sponsor a defined benefit pension plan. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $26.6 million at December 31, 2009. We contributed $4.2 million to the pension plan in 2009 and, based on the actuarial assumptions used in our consolidated financial statements, are forecasting contributions of approximately $3.2 million in calendar years 2010 and 2011, respectively. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in us dedicating a substantial portion of our cash flow from operations to making the contributions which could materially adversely affect our business, financial condition and results of operations.

Concentration of ownership among our principal stockholders may prevent new investors from influencing significant corporate decisions.

TPG and JPMP together own approximately 64.6% of our common stock (approximately 62.7% after the exercise of the underwriters’ over-allotment option). Pursuant to a registration rights and shareholders’ agreement entered into by TPG, JPMP and the company, TPG and JPMP will each have the right to participate in certain dispositions by the other party. TPG and JPMP will also be restricted from transferring common stock without the consent of the other party. Furthermore, each of TPG and JPMP will have the right to elect two directors to the board of directors of the company so long as it owns 10% or more of the outstanding common stock and one director so long as it owns 2% or more of the common stock. See Note 11 of Notes to Consolidated Financial Statement for further discussion, “Certain Relationships and Related Transactions—Registration Rights and Shareholders’ Agreement.” TPG and JPMP together will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. The interests of these stockholders may not be consistent with the interests of other stockholders. This control may also have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company. In addition, our certificate of incorporation provides that the provisions of Section 203 of the Delaware General Corporation Law, which relate to business combinations with interested stockholders, do not apply to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Houston, Texas 77032.

We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary depending upon feedstock, product mix and operating conditions.

The following table sets forth our principal facilities:

Location	Acres	Approximated Square Footage	Use	Owned /Leased
Belpre, Ohio, United States	350	3,600,000	Manufacturing	Owned(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Leased(2)
Berre, France	9.0	392,000	Manufacturing	Owned(3)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned(4)
Houston, Texas, United States	N/A	88,000	R&D	Leased(5)
Amsterdam, the Netherlands	N/A	32,015	R&D	Leased(5)
Tsukuba, Japan	4.5	23,327	R&D	Owned(6)
Shanghai, China	N/A	20,000	Distribution	Leased(5)

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.
(2)	We lease the land and the manufacturing facility, but own the production equipment.
(3)	We lease the land, but own the manufacturing facility and production equipment.
(4)	The Kashima, Japan facility is owned by our 50%-50% joint venture with JSR.
(5)	We lease the facility, but own the equipment.
(6)	The Tsukuba, Japan facility was sold on February 27, 2009 and replaced with a new technical service laboratory at a leased location in Tsukuba, Japan.

Belpre, Ohio, United States. Our Belpre, Ohio site is our largest manufacturing facility with connections to barge, rail and truck shipping and receiving facilities. The Belpre site has approximately 189 kilotons of production capacity to which we are entitled. It has the largest dedicated SBC production capacity of any SBC facility in the world. The Belpre facility currently produces USBC and HSBC products.

A portion of the HSBC capacity at Belpre is owned by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricating oil additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre plant and the land on which it is located.

Wesseling, Germany. Our Wesseling, Germany manufacturing site is located on the premises of LyondellBasell. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 95 kilotons. LyondellBasell owns the land and buildings on the premises and leases them to us. All leased property is required to be used in connection with our elastomers business. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. We own the SBC production equipment in the manufacturing facility. The Wesseling facility currently produces USBC products. LyondellBasell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. LyondellBasell has the right to approve any expansion of our facility at Wesseling; although its consent may only be withheld if an expansion would be detrimental to the site.

Berre, France. Our Berre, France site is located in southeastern France. The facility has direct access to sea, rail and road transport and has a production capacity of approximately 87 kilotons. The Berre site is leased to us by Shell Petrochimie Mediterranee, through April 1, 2008, at which time the site was sold to LyondellBasell, who now operates the site and with whom our lease now exists under a long-term lease due to expire in 2030. We own the SBC manufacturing facility and production equipment at Berre. We currently produce USBC and HSBC products there. We have an operating agreement with LyondellBasell for various site services, utilities and facilities under a long-term agreement.

Paulinia, Brazil. Our Paulinia, Brazil site is located with access to major highways. The facility currently has a production capacity of approximately 28 kilotons of USBC. The plant was built to meet demand for IRL products for hypoallergenic and medical applications, including surgical gloves and condoms. We own the plant at Paulinia as well as the land on which our plant sits. BASF owns the adjacent site and shares title to facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities. An expansion of the existing capacity was completed in 2009.

Kashima, Japan. Our Kashima, Japan site is operated by a manufacturing joint venture named Kraton JSR Elastomers K.K., or KJE, between us and JSR. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 40 kilotons of USBC products, and we are generally entitled to 50% of the production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.

JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the KRATON® brand name although this amount may vary from time to time based on the economic interest of the joint venture. We and JSR each have a right of first refusal on the transfer of the joint venture interests of the other.

Recent Events Relating to Our Pernis, the Netherlands facility

Pernis, the Netherlands. Our Pernis site was formerly a materially important physical property. The facility has been operated by Shell Nederlands Chimie, under an operating agreement, and they provided various site services, utilities and facilities to us under a long-term agreement. On January 18, 2010, consistent with our announcement in the third quarter of 2009 of our intent to exit our Pernis facility, our indirect, wholly-owned subsidiary Kraton Netherlands agreed to terminate these agreements and production at the Pernis facility ceased December 31, 2009. However, the actual termination of these agreements remains subject to the satisfaction of various conditions and is anticipated to become effective on or about May 31, 2010. We expect to maintain a presence at the facility through May 2010, as the site is cleared for demolition beginning thereafter. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project scoping, including associated capital expenditure requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand.

Research, Development and Technical Service Facilities

Our research and development activities are primarily conducted in laboratories in Houston, Texas and Amsterdam, the Netherlands. We support our customers via a technical service network of laboratories around the globe. Our technical service laboratories are located in Shanghai, China, Tsukuba, Japan, and Paulina, Brazil. In addition we have a technical service office in Mont St. Guivert, Belgium.

We perform application development and technical service support in all locations. In addition, our research and development centers in Houston and Amsterdam carry out polymer and process development. We are operating pilot lines in our Houston facility to provide scale up support to our manufacturing sites as well as our customers.

We believe we are able to meet projected global demand for HSBC products through at least 2010, and we have postponed the start up of the new HSBC manufacturing facility in the Asia Pacific region beyond the previously announced 2009 target date. We will continue, however, to perform engineering and evaluate new sites in the Asia Pacific region for the new plant.

Item 3.	Legal Proceedings.

Pursuant to the sale agreements between us and Shell Chemicals relating to the separation from Shell Chemicals in 2001, Shell Chemicals has agreed to indemnify us for certain liabilities and obligations to third parties or claims against us by a third party relating to matters arising prior to the closing of the acquisition by Ripplewood Chemical. Shell Chemicals has been named in several lawsuits relating to the elastomers business that we have acquired. In particular, claims have been filed against Shell Chemicals alleging workplace asbestos exposure at the Belpre, Ohio facility. In the event we are named as parties to any of these claims, we would be indemnified by Shell Chemicals, however, as of the date of this prospectus, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation.” In addition, we and Shell Chemicals have entered into a consent order relating to certain environmental remediation at the Belpre, Ohio facility.

While we are involved from time to time in litigation and governmental actions arising in the ordinary course of business, we are not aware of any actions which we believe would individually or in the aggregate materially adversely affect our business, consolidated results of operations, financial position or cash flows.

For information regarding legal proceedings, including environmental matters, see “Part I, Item 1. Business—Environmental Regulation” and Note 8 of Notes to Consolidated Financial Statements.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Kraton Performance Polymers, Inc.

Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “KRA” since December 17, 2009. Prior to that, our equity securities were not listed on any exchange or traded on any public trading market. Prior to our IPO and the reorganization transactions, we were a wholly-owned subsidiary of TJ Chemical and were indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.

The following table sets forth the high and low closing sales prices of our common stock, as reported by the NYSE, per quarter from the commencement of trading on December 17, 2009 through December 31, 2009. As of February 23, 2010, there were approximately 45 shareholders of record of our common stock and approximately 3,100 beneficial owners.

Common Stock Data by Quarter

		Stock Price Range(a)
2009	Dividends Per Common Share	High	Low
Fourth Quarter	N/A	$13.84	$13.21

(a)	Stock prices represent the intra-day high and low stock price.

Stock Performance Graph

The following graph reflects the comparative changes in the value from December 17, 2009, the first trading day of our common stock on the NYSE, through December 31, 2009, assuming an initial investment of $100 and the reinvestment of dividends, if any in (1) our common stock, (2) the DJ U.S. Specialty Chemicals Index, and (3) the S&P SmallCap 600 Index. Historical performance should not be considered indicative of future stockholder returns.

Total Return To Shareholders

(Includes reinvestment of dividends)

Company / Index		Annual Return Percentage Year Ending 12/31/09
Kraton Performance Polymers, Inc.		0.37
S&P SmallCap 600 Index		3.68
Dow Jones U.S. Specialty Chemicals		1.04

Company / Index	Base Period 12/17/09	Indexed Returns Year Ending 12/31/09
Kraton Performance Polymers, Inc.	100	100.37
S&P SmallCap 600 Index	100	103.68
Dow Jones U.S. Specialty Chemicals	100	101.04

Dividends

Prior to our conversion from a limited liability company to a corporation we did not make any dividend payments to our members. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We are currently prohibited from paying cash dividends on our common stock by the covenants in the senior secured credit facility and may be further restricted by the terms of any of our future debt or preferred securities. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. The terms of certain of the senior subordinated notes substantially restrict our ability and the ability of our subsidiaries to pay dividends. For more information about these restrictions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness.” Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Kraton Polymers LLC

There is no established public trading market for the equity interests of Kraton. As of February 23, 2010, there was one shareholder of record of the equity of Kraton. See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a discussion of our ownership. No equity interest was repurchased during the year ended December 31, 2009.

We are parties to a senior secured term loan and an indenture with respect to our 8.125% senior subordinated notes due 2014 (“the 8.125% Notes”), each of which imposes restrictions on our ability to pay dividends or certain other distributions to the holders of our equity interests. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness.”

Item 6.	Selected Financial Data.

On December 16, 2009, Polymer Holdings, and its consolidated subsidiaries were converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc. In addition, prior to the closing of the IPO, TJ Chemical, was merged into (and did not survive the merger with) Kraton. Trading in shares of our common stock on the NYSE commenced on December 17, 2009 under the symbol “KRA”. On December 22, 2009, Kraton Performance Polymers, Inc., the parent and owner of 100% of the membership interests in Kraton closed its IPO.

Prior to the reorganization transactions, we were a wholly-owned subsidiary of TJ Chemical and were indirectly owned by TPG Partners III, L.P., TPG Partners IV, L.P. and certain of their parallel investment entities, JPMP Capital Corp. and affiliates and certain members of our management.

Kraton Performance Polymers, Inc. closed its IPO on December 22, 2009. Polymer Holdings and its consolidated subsidiaries are treated as our predecessor entity for financial statement reporting purposes. The selected historical financial data set forth below presents our historical financial data and the historical financial data of our predecessor. Accordingly the information presented below for periods prior to December 22, 2009, is that of Polymer Holdings. The selected financial data covering periods prior to the closing of our IPO may not necessarily be indicative of our future performance for periods presented prior to December 22, 2009.

The table below sets forth our selected consolidated historical financial data for the periods indicated.

The selected consolidated historical financial data presented below for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements and are not included elsewhere in this Form 10-K. The selected consolidated historical financial data presented below for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Operating Revenues
Sales	$920,362	$1,171,253	$1,066,044	$1,015,766	$952,921
Other(1)	47,642	54,780	23,543	32,355	22,670

Total operating revenues	968,004	1,226,033	1,089,587	1,048,121	975,591
Cost of Goods Sold(2)	792,472	971,283	938,556	843,726	766,012

Gross Profit	175,532	254,750	151,031	204,395	209,579

Operating Expenses
Research and development expenses	21,212	27,049	24,865	24,598	26,152
Selling, general and administrative	79,504	101,431	69,020	73,776	72,731
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917	43,574	44,090

Total operating expenses	167,467	181,642	145,802	141,948	142,973

Gain on Extinguishment of Debt	23,831
Equity in Earnings in Unconsolidated Joint Venture(3)	403	437	626	168	1,516
Interest Expense, Net	33,956	36,695	43,484	66,637	45,733

Income (Loss) Before Income Taxes	(1,657)	36,850	(37,629)	(4,022)	22,389
Income Tax Expense (Benefit)	(1,367)	8,431	6,120	29,814	7,999

Net Income (Loss)	$(290)	$28,419	$(43,749)	$(33,836)	$14,390

Earnings (Loss) per common share
Basic	$(0.01)	$1.46	$(2.26)	n/a	n/a
Diluted	$(0.01)	$1.46	$(2.26)	n/a	n/a
Weighted average common shares outstanding
Basic	19,844	19,406	19,375	n/a	n/a
Diluted	19,844	19,483	19,375	n/a	n/a

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS.
(2)	In the year ended December 31, 2005 this amount includes $1,684 (in thousands) of additional costs relating to the sale of inventory, the carrying value of which had been increased to reflect the manufacturing profit in inventory as part of TPG and JPMP’s acquisition of our company.
(3)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$69,291	$101,396	$48,277	$43,601	$100,934
Total assets	974,499	1,031,874	984,894	989,153	966,501
Total debt	$384,979	$575,316	$538,686	$582,310	$567,988

	2009	2008	2007	2006	2005
Other Data:
Ratio of Earnings to Fixed Charges	1.0	1.9	0.2	1.5	1.9

Our earnings were insufficient to cover our fixed charges for the year ended December 31, 2007 by approximately $38.1 million.

We consider EBITDA and Adjusted EBITDA an important supplemental measure of our performance and believe they are frequently used by investors and other interested parties in the evaluation of companies in our industry. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Fiscal Year
	2009	2008	2007
Other Data
EBITDA(1)(3)	$99,050	$126,707	$57,772
Adjusted EBITDA(2)(3)	91,359	152,048	68,310

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it is used by management to evaluate operating performance. We consider EBITDA an important supplemental measure of our performance and believe it is frequently used by investors and other interested parties in the evaluation of companies in our industry.

We also use EBITDA for the following purposes: our executive compensation plan bases incentive compensation payments on our EBITDA performance; and the senior secured credit facilities and the senior subordinated notes use EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage and interest coverage.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these and other limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. See the Consolidated Statements of Cash Flows included in our financial statements included elsewhere in this Form 10-K.

(2)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide additional and helpful information to securities analysts, investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the subsequent footnote. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(3)	We reconcile Net Income/(Net Loss) to EBITDA and Adjusted EBITDA as follows:

	Fiscal Year
	2009	2008	2007
Net Income/(Net Loss)	$(290)	$28,419	$(43,749)
Plus
Interest expense, net	33,956	36,695	43,484
Income tax expense (benefit)	(1,367)	8,431	6,120
Depreciation and amortization expenses	66,751	53,162	51,917

EBITDA(a)	$99,050	$126,707	$57,772

	Fiscal Year
	2009	2008	2007
EBITDA(a)	$99,050	$126,707	$57,772
Add (deduct):
Sponsor fees and expenses	2,000	2,000	2,000
Restructuring and related charges(b)	9,677	13,671	5,633
Other non-cash expenses(c)	4,463	9,670	2,905
Gain on extinguishment of debt(d)	(23,831)	—	—

Adjusted EBITDA(a)	$91,359	$152,048	$68,310

(a)	EBITDA and Adjusted EBITDA in 2009 were negatively impacted by approximately $17.6 million due to the sale of inventory produced when raw material costs were higher than the then current replacement cost. This large effect in 2009, which is included in EBITDA and Adjusted EBITDA amounts reflected above, was a result of the dramatic and swift decline in raw material costs from record high levels in the fourth quarter of 2008 (where the negative impact was approximately $2.3 million). Conversely, in 2008, EBITDA and Adjusted EBITDA, as reflected above, were positively impacted by approximately $37.1 million due to the sale of inventory produced when raw material costs were lower than the then current replacement cost.
(b)	2009 costs consist principally of the costs to exit our Pernis facilility and the one-time cost to terminate the sponsor management fee arrangement; 2008 costs consist primarily of severance and retention costs associated with the restructuring of our Westhollow Technical Center and our research and technical services organizations, senior management changes in the first quarter and workforce reductions in the fourth quarter; 2007 costs are primarily costs in connection with the shutdown of our SIS plant in Pernis; and 2006 costs consist primarily of severance and other costs in connection with the rationalization of our facility in Belpre, Ohio and our U.S. headquarters, and charges related to a reorganization of our activities in Asia-Pacific and Belgium. All periods also reflect costs associated with evaluating merger and acquisition transactions and potential debt refinancing.

Restructuring and related charges discussed above were recorded in the Consolidated Statements of Operations, as follows.

	Fiscal Year
	2009	2008	2007
Cost of goods sold	$6,747	$355	$2,438
Research and development	$—	$2,430	$345
Selling, general and administrative	$2,930	$10,886	$2,850

Total restructuring and related charges	$9,677	$13,671	$5,633

(c)	For all periods, consists primarily of non-cash compensation, asset impairment charges and losses on the sale of fixed assets. For 2008 and 2009, also reflects the non-cash adjustment to lower inventory from first in first out cost to market value.
(d)	2009 reflects the non-recurring cash gain related to bond repurchases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Kraton Performance Polymers is a global producer of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications.

We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs. We manufacture our products along five primary product lines based upon polymer chemistry and process technologies: (1) unhydrogenated SBCs, or USBCs which represented approximately 66% of our 2009 sales revenue (which excludes by-product sales); (2) hydrogenated SBCs, or HSBCs which represented approximately 32% or our 2009 sales revenue (which excludes by-product sales); (3) isoprene rubber, or IR; (4) isoprene rubber latex, or IRL; and (5) Compounds. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in the Paving and Roofing, Adhesives, Sealants and Coatings and Footwear end-use applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added end-uses, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

We serve three core end-use markets: (1) Advanced Materials, which represented 31% of 2009 sales revenue; (2) Adhesives, Sealants and Coatings, which represented 32% of 2009 sales revenue; and (3) Paving and Roofing, which represented 26% of 2009 sales revenue. We also serve a fourth market, an Emerging Businesses category, which includes our IRL activity, which represented 7% of 2009 sales revenue. We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each end-use.

2009 Financial Highlights

•

Operating revenues declined by 21.0% from 2008, primarily due to a 16.9% decline in sales volume. Although the effects of the global economic downturn negatively impacted our volume and operating revenues throughout 2009, our sales volume in the fourth of 2009 exceeded the sales volume in the fourth quarter of 2008 by 16.0%.

•	Gross profit amounted to 18.1% of operating revenue in 2009 compared to 20.8% in 2008.

•

Cash provided by operating activities amounted to $72.8 million in 2009 compared to $40.2 million in 2008. Capital expenditures were $53.4 million in 2009 compared to $24.1 million in 2008. In 2009, we completed our global ERP project which significantly enhanced our global information technology capabilities. Included in the 2009 capital expenditures is $15.3 million associated with this project.

•	We completed an IPO in December 2009, raising net proceeds of approximately $138.0 million.

•

We retired $37.0 million of face amount of our Senior Secured Notes for $13.7 million. Coupled with the $100.0 million of IPO proceeds used to reduce our outstanding term debt, and the full repayment of our revolving credit borrowings which stood at $50.0 million at December 31, 2008, we reduced total indebtedness by $190.3 million from December 31, 2008 to December 31, 2009.

•

We amended and extended our revolving credit facility which increased the maximum borrowings from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the facility from May 2011 to May 2013.

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 43%, 49% and 51% of our total cost of goods sold for the years ended December 31, 2009, 2008 and 2007, respectively. The cost of these monomers has generally been correlated with changes in crude oil prices and affected by global supply and demand and global economic conditions. The market prices for styrene and butadiene monomers declined significantly late in 2008 and into the first half of 2009. Butadiene prices bottomed in the second quarter of 2009 and styrene prices bottomed in January 2009. Pricing for these two monomers generally increased and stabilized during the remainder of 2009. Alternately, spot isoprene prices peaked in late 2008, then declined in the first quarter of 2009, increased during the second quarter of 2009, stabilized, then increased again in the fourth quarter of 2009.

International Operations and Currency Fluctuations. We operate a geographically diverse business serving customers in more than 60 countries from five manufacturing plants in five countries. For the twelve months ended December 31, 2009, 42% of total operating revenues were generated from customers located in the Americas, 37% in Europe and 21% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations. For example, On February 18, 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million that expired on December 29, 2009. We settled the hedge on December 31, 2009, with a gain of $1.9 million which represented the mark-to-market impact of the purchased option contract. The gains were recorded in selling, general, and administrative expense on the Consolidated Statements of Operations.

For the years ended December 31, 2009, 2008, and 2007, the estimated pre-tax income / (loss) from currency fluctuations, including the cost of hedging strategies amounted to $3.3 million loss, $4.5 million income, and $3.2 million income.

In addition, our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in stockholders’/ member’s equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

Seasonality. Our business is subject to seasonality that may affect our quarterly operating results. Seasonal changes and weather conditions typically affect the Paving and Roofing end-use market. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. Abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly

Paving and Roofing sales in any given year. Our other end-use markets, Advanced Materials and Adhesives, Sealants and Coatings, however, tend to show relatively little seasonality. In 2009, 18% of our sales volume was in the first quarter, 28% was in the second quarter, 31% was in the third quarter, and 23% was in the fourth quarter.

Recent Developments

Initial Public Offering. On December 16, 2009, Polymer Holdings, and its consolidated subsidiaries were converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc. In addition, prior to the closing of the IPO, TJ Chemical, was merged into (and did not survive the merger with) Kraton. Trading in shares of our common stock on the NYSE commenced on December 17, 2009 under the symbol “KRA”. On December 22, 2009, Kraton Performance Polymers, Inc., the parent and owner of 100% of the membership interests in Kraton closed its IPO. Including 887,082 shares issued on January 7, 2010 following the exercise of the underwriters’ over-allotment option, the aggregate shares issued in connection with the IPO amounted to 11,181,200 shares, at a price of $13.50 per share, and the net proceeds after the underwriting discounts and commissions and fees and expenses amounted to approximately $138.0 million. We used $100.0 million of the net proceeds to prepay outstanding indebtedness, with the balance available for general corporate purposes, including to fund strategic capital projects such as alternative production capabilities for Isoprene Rubber, or IR, the development of additional capacity in our Isoprene Latex , or IRL, business, and/or the continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility.

Exit from Pernis facility. Consistent with our announcement in the third quarter of 2009, we ceased production at our Pernis facility on December 31, 2009, where, prior to the exit we manufactured IR. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project planning, including assessing capital expenditure requirements, for producing the alternative capacity. The capital expenditure requirements could be a multiple of the annual cost savings we expect to realize from the exit of the Pernis facility. We plan to satisfy customer demand for IR with inventory currently on hand and we believe the cash flow from the sale of IR inventory will likely mitigate a significant portion of the cash requirements for the alternative capacity.

In connection with the exit, we incurred $3.9 million in asset retirement obligations, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. The estimated asset retirement obligations and restructuring costs of $5.1 million and $6.0 million were recorded in the third quarter of 2009, respectively. The asset retirement obligations were adjusted pursuant to the settlement agreement in December 2009. The settlement agreement calls for total payments of approximately $10.0 million and will be paid in full on or about May 2010. In January 2010 we made two payments totaling $7.5 million. We expect the exit of our Pernis facility will result in an incremental cost savings of approximately $12.0 million per annum beginning in January 2010.

We performed an impairment test on the related property and equipment at September 30, 2009 pursuant to Accounting Standards Codification™ (ASC), 360-10-35, and concluded that there was no impairment. The $14.9 million of property and equipment related to Pernis was fully depreciated as of December 31, 2009.

Prior to the 2009 exit from Pernis, on September 20, 2007, we exited the SIS plant at the Pernis facility, and relocated our SIS production to our other production facilities as part of our cost reduction efforts. This resulted in a contractor workforce reduction and provided annual cost savings of approximately $10 million. The exit plan was completed in the first half of 2008. As a result of exiting the SIS plant, we recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consisted of cash expenditures in the first and second quarters of 2008.

Amendments to the senior credit facility. On October 20, 2009, Kraton amended its senior credit facility to permit, in each case subject to the terms and conditions of the senior credit facility, (i) the establishment of separate classes of commitments to replace all or a portion of the existing revolving commitments , (ii) the conversion of all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans and (iii) the incurrence of indebtedness secured pari passu with the current lenders to refinance existing term loans. See “Part II, Item 7“—Description of Certain Indebtedness” for further discussion.

On November 30, 2009, Kraton amended the revolving credit portion of its senior credit facility. The amendment increased the maximum available borrowing under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013. The amendment increased the interest rate on the extended portion of the revolving commitments by 100 basis points, bringing it to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum, depending on Kraton’s consolidated leverage ratio, or at Kraton’s option, the base rate plus a margin between 2.00% and 2.50% per annum, depending on Kraton’s consolidated leverage ratio. In addition, the unused commitment fee was increased by 25 basis points bringing it to 75 basis points.

Completion of the ERP software systems. In November 2009 we completed the ERP software systems migration utilizing a single global system, implementing best practices for our industry. In addition to providing increased reliability, we anticipate ongoing cost savings of $5 million to $10 million per annum will be achieved as a result of the new ERP system.

Customer Event. We have received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition, or results of operations.

Overall market demand for asphalt has not been materially impacted by SEM’s bankruptcy and SEM’s bankruptcy has not materially impacted our sales volumes in our Paving and Roofing end-use markets, although our sales volumes have been impacted by the economic trends that have prevailed worldwide over the past year.

Pricing. We recently announced the implementation of a series of global price increases, which were generally broad-based across our end-use markets and in response to the increase in raw material and energy costs.

Outlook

Economic conditions around the globe seem to be improving however; there remains a level of uncertainty as to how strong the economic recovery will be in the near-term. Given the operating leverage momentum we created in the latter part of 2009 resulting from smart pricing, fixed cost reductions, and productivity enhancement initiatives, we remain optimistic about the impact even modest economic recovery will have on business results for us in 2010. We will continue to drive our top-line growth from commercializing our exciting innovation portfolio with our valued customers. We currently expect 2010 first-quarter sales volume will continue the double-digit growth trend experienced in the fourth quarter of 2009, as compared to the previous year’s applicable calendar quarter.

Historically we generally absorb cash in our first quarter and generate positive cash flow later in the year. We expect this trend to continue in 2010, but we will likely absorb more cash in the first quarter 2010, verses the historical first quarter of prior years, due to the mix of suppliers of monomers and the costs to support the aforementioned sales growth in the first quarter of 2010 compared to the first quarter of 2009. In addition, in January 2010 we made two payments totaling $7.5 million associated with the Pernis exit.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our consolidated financial statements.

	Year ended December 31,
	2009	2008	2007
Consolidated Statements of Operations Data:
Operating Revenues
Sales	$920,362	$1,171,253	$1,066,044
Other(1)	47,642	54,780	23,543

Total operating revenues	968,004	1,226,033	1,089,587
Cost of Goods Sold	792,472	971,283	938,556

Gross Profit	175,532	254,750	151,031

Operating Expenses
Research and development expenses	21,212	27,049	24,865
Selling, general and administrative	79,504	101,431	69,020
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917

Total operating expenses	167,467	181,642	145,802

Gain on Extinguishment of Debt	23,831	—	—
Equity in Earnings in Unconsolidated Joint Venture(2)	403	437	626
Interest Expense, net	33,956	36,695	43,484

Income (Loss) Before Income Taxes	(1,657)	36,850	(37,629)
Income Tax Expense (Benefit)	(1,367)	8,431	6,120

Net Income (Loss)	$(290)	$28,419	$(43,749)

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

The following table summarizes certain information relating to our operating results as a percentage of total revenues and has been derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Year ended December 31,
	2009	2008	2007
Consolidated Statements of Operations Data:
Operating Revenues
Sales	95.1%	95.5%	97.8%
Other(1)	4.9	4.5	2.2
Total operating revenues	100.0	100.0	100.0
Cost of Goods Sold	81.9	79.2	86.1
Gross Profit	18.1	20.8	13.9
Operating Expenses
Research and development expenses	2.2	2.2	2.3
Selling, general and administrative	8.2	8.3	6.3
Depreciation and amortization of identifiable intangibles	6.9	4.3	4.8
Total operating expenses	17.3	14.8	13.4
Gain on Extinguishment of Debt	2.5	—	—
Equity in Earnings in Unconsolidated Joint Venture(2)	—	—	0.1
Interest Expense, net	3.5	3.0	4.0
Income (Loss) Before Income Taxes	(0.2)	3.0	(3.5)
Income Tax Expense (Benefit)	(0.1)	0.7	0.6
Net Income (Loss)	—%	2.3%	(4.0)%

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Operating Revenues

Operating revenues includes revenue from the sale of our core products and the sale of small quantities of by-products resulting from the manufacturing process of IR. For the year ended December 31, 2009 total operating revenues decreased $258.0 million or 21.0% compared to the same period in 2008.

Sales decreased $250.9 million or 21.4%. The decline in sales was the result of:

•

a $168.5 million decline in sales volume from 313.1 kilotons in 2008 to 260.3 kilotons in 2009. The 52.8 kilotons or 16.9% decline in sales volume was largely the result of weak first half demand where year-over-year volume was 52.5 kilotons below the first half of 2008. Demand was negatively impacted by the global economic slowdown,

•	a $59.1 million decline in global product sales prices, including the effect on sales prices from changes in the cost of monomers, and product mix,

•	a $23.3 decline from changes in foreign currency exchange rates, principally from a weaker Euro versus U.S. dollar in 2009 compared to 2008.

The following are the primary factors influencing our sales revenue in each of our in these end-use markets:

•

In our Adhesives, Sealants and Coatings end-use market, sales amounted to $297.5 million in 2009, a decline of $75.7 million or 20.3% from 2008 sales of $373.2 million. Sales were down due to the general weak demand in the first half of 2009 due to the global economic crisis. We experienced a decline in overall demand that began in the fourth quarter of 2008 and continued into 2009. However, we did experience positive trends during the year, including increased demand for non-woven adhesives applications such as for diapers and hygiene products along with continued growth in commercial and specialty tapes and labels.

•

In our Advanced Materials end-use market, sales amounted to $281.8 million in 2009, a decline of $73.1 million or 20.6% from 2008 sales of $354.9 million. Our sales volume into key markets such as automotive, consumer electronics/appliances and personal care applications declined commensurate with global economic conditions; however, as market conditions improved late in the third quarter and continued through the fourth quarter of 2009, volume began to recover. HSBC sales were up 20% in the fourth quarter of 2009 compared to the fourth quarter of 2008, as demand for consumer electronics and personal care items returned. There was also an improvement in innovation programs that were delayed in the first-half of 2009 which began to move forward by year end.

•

In our Paving and Roofing end-use market, sales amounted to $242.9 million in 2009, a decline of $122.4 million or 33.5% from 2008 sales of $365.3 million. Roofing applications were lower due to the overall decline in construction activity, particularly in the commercial sector. We also experienced a decline in our paving business, largely due to delays associated with the uncertainty around the impact of the U.S. government economic stimulus spending and budgetary constraints on state and local government spending.

•

In our Emerging Businesses end-use market, sales amounted to $60.8 million in 2009, an increase of $26.0 million or 74.7% from 2008 sales of $34.8 million. The increase reflects the continued penetration of our IR and IRL products in applications such as surgical gloves and condoms.

Other revenue decreased $7.1 million or 13.0%. Other revenue primarily consists of the sales of small quantities of by-products resulting from the manufacturing process of IR, which is offset by a corresponding cost included in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2009 decreased $178.8 million or 18.4% compared to the same period in 2008. The decrease was driven primarily by:

•	a $127.3 million decrease related to the decline in sales volume,

•	a $37.1 million decrease in monomer and other production costs,

•	a $18.8 million decrease from changes in foreign currency exchange rates,

•	a $7.1 million decrease due to lower by-product costs, offset by

•

a $11.5 million increase in plant turnaround costs. The increase in turnaround costs reflects major maintenance at our Wesseling, Germany and Berre, France facilities, which are required by regulatory authorities required every six years.

The spread between first-in, first-out or FIFO basis and current replacement cost resulted in an increase in cost of goods sold in 2009 of approximately $17.6 million and a decrease in cost of goods sold of approximately $37.1 million in 2008.

As a percentage of operating revenues, cost of goods sold increased to 81.9% from 79.2%.

Gross Profit

Gross profit for the year ended December 31, 2009 decreased $79.2 million or 31.1% compared to the same period in 2008. The decrease was driven primarily by a decrease in sales volume. As a percentage of operating revenues, gross profit decreased to 18.1% from 20.8%. On an estimated replacement cost basis, gross profit margins would have been 19.9% and 17.7% in 2009 and 2008, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2009 decreased $14.2 million or 7.8% compared to the same period in 2008. The decrease was driven primarily by:

•

a $5.8 million or 21.6% decrease in research and development expenses. The decrease was largely due to a $2.1 million one-time cost of severance incurred in 2008, and approximately $2.7 million in staffing related savings in 2009 associated with the realignment of our Research and Technology Service organization. As a percentage of operating revenues, research and development was unchanged at 2.2%.

•

a $21.9 million or 21.6% decrease in selling, general and administrative expenses. The decrease was primarily due to a reduction of our incentive compensation costs of $13.4 million and lower restructuring and related costs of $7.9 million. As a percentage of operating revenues, selling, general and administrative expenses decreased to 8.2% from 8.3%.

•

a $13.6 million or 25.6% increase in depreciation and amortization expenses. The increase was largely due to the one-time accelerated depreciation associated with the shutdown and exit of the Pernis facility as of December 31, 2009. As a percentage of operating revenues, depreciation and amortization expenses increased to 6.9% from 4.3%.

Interest Expense, Net.

Interest expense, net for the year ended December 31, 2009 decreased $2.7 million or 7.4% to $34.0 million compared to $36.7 million during the same period in 2008. The decrease was primarily due to lower interest rates, amortized gains from our interest rate swap that was settled in June 2008 and lower debt balances; partially offset by the write off of approximately $1.5 million of deferred financing costs and the ineffective portion of our 2010 interest rate swap associated with the prepayment of $100 million on the term portion of Kraton’s senior secured credit facility. The average debt balances outstanding were $531.0 million for the year ended December 31, 2009 and $562.4 million for the year ended December 31, 2008. The effective interest rates on our debt were 6.4% for the year ended December 31, 2009 and 6.5% for the year ended December 31, 2008.

Income Tax Expense

Income tax expense for the year ended December 31, 2009 was a tax benefit of $1.4 million compared to an income tax expense of $8.4 million for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 was 82.5% compared to 22.9% for the year ended December 31, 2008.

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below:

	December 31,
	2009	2008	2007
	(in thousands)
Income Taxes at the Statutory Rate	$(580)	$12,897	$(13,171)
Foreign Tax Rate Differential	(97)	(3,294)	3,331
State Taxes	(225)	(86)	(3,012)
Permanent Differences—Netherlands Participation Exemption	(784)	(903)	—
Permanent Differences—Other	(48)	682	(144)
Differences in Foreign Earnings Remitted	4,165	6,354	4,043
Tax Credits	(122)	—	—
Other	(189)	—	—
Tax Benefit Related to Foreign Losses	(2,597)	—	—
Change in Valuation Allowance and Uncertain Tax Positions	(890)	(7,219)	15,073

Income Tax Expense (Benefit)	$(1,367)	$8,431	$6,120

	December 31,
	2009	2008	2007
Income Taxes at the Statutory Rate	35.0%	35.0%	35.0%
Foreign Tax Rate Differential	5.9%	(8.9)%	(8.9)%
State Taxes	13.6%	(0.2)%	8.0%
Permanent Differences—Netherlands Participation Exemption	47.3%	(2.5)%	0.0%
Permanent Differences—Other	2.9%	1.9%	0.4%
Differences in Foreign Earnings Remitted	(251.4)%	17.2%	(10.7)%
Tax Credits	7.4%	0.0%	0.0%
Other	11.4%	0.0%	0.0%
Tax Benefit Related to Foreign Losses	156.7%	0.0%	0.0%
Change in Valuation Allowance and Uncertain Tax Positions	53.7%	(19.6)%	(40.1)%

Effective Tax Rate	82.5%	22.9%	(16.3)%

Net Income (Loss)

Net loss was $0.3 million for the year ended December 31, 2009, a decrease of $28.7 million compared to a net income of $28.4 million in the same period in 2008. Earnings and loss per share amounted to $(0.01) and $1.46 in 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Operating Revenues

Operating revenues includes revenue from the sale of our core products and the sale of small quantities of by-products resulting from the manufacturing process of IR. For the year ended December 31, 2008 operating revenue increased $136.4 million or 12.5% compared to the same period in 2007.

Sales increased $105.2 million or 9.9%. The increase in sales was the result of:

•	An increase in global product sales prices and changes in product mix of $173.3 million,

•	An increase from the impact of changes in foreign currency exchange rates of $50.1 million, partially offset by,

•	a $118.2 million decrease related to a 44.5 kiloton, or 12.4% decline in sales volume.

Sales volume amounted to 313.1 kilotons in 2008 compared to 357.6 kilotons in 2007.

The increase in sales revenue of $105.2 million or 9.9% was primarily comprised of an increase in sales revenue of $42.0 million, $11.2 million, $45.0 million and $11.8 million in the Adhesives, Sealants and Coatings, the Advanced Materials, the Paving and Roofing and the Emerging Businesses end-use markets, respectively. The increase in sales revenue was partially offset by decreases totaling $4.8 million in the Other Markets end-use markets. The following are the primary factors influencing sales volumes:

•	Overall, volume was constrained due to butadiene availability in 2008.

•	In our Adhesives, Sealants and Coatings end-use market, raw material availability was a primary driver, affecting North American tape and formulator customers.

•

In our Advanced Materials end-use market, general weakness resulting from global economic conditions, partially offset by a modest growth in emerging markets due to increased demand for high quality isoprene latex rubber, used in medical applications.

We implemented a series of global price increases beginning in August 2008, which were generally broad-based across our end-use markets and in response to the increase in raw material and energy costs. As a result, even though sales volumes declined year-over-year, we experienced revenue growth in each of our end-use markets.

Other revenue increased $31.2 million or 132.7%. Other revenue primarily consists of the sales of small quantities of residual products that are a by-product of the manufacturing process of IR; however the increase is offset by a corresponding increase in cost of goods sold.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2008 increased $32.7 million or 3.5% compared to the same period in 2007. The increase was driven primarily by:

•	a $39.2 million increase from changes in foreign currency exchange rates,

•	a $37.1 million increase in monomer and other production costs,

•	a $31.2 million increase in by-product cost, and

•	a $8.1 million increase due to a lower-of-cost-or-market adjustment of our finished goods inventory, partially offset by

•	a $82.9 million decline in cost of goods sold directly related to the decline in sales volume.

As a percentage of operating revenues, cost of goods sold decreased to 79.2% from 86.1%.

Gross Profit

Gross profit for the year ended December 31, 2008 increased $103.7 million or 68.7% compared to the same period in 2007. As a percentage of operating revenues, gross profit increased to 20.8% from 13.9%.

Operating Expenses

Operating expenses for the year ended December 31, 2008 increased $35.8 million or 24.6% compared to the same period in 2007. The increase was driven primarily by:

Research and development increased $2.2 million or 8.8%. The increase was largely due to the costs associated with the realignment of our Research and Technology Service organization. As a percentage of operating revenues, research and development decreased to 2.2% from 2.3%.

Selling, general and administrative increased $32.4 million or 47.0%. The increase was primarily due to $13.4 million associated with our incentive compensation plan, $4.1 million from changes in foreign currency exchange rates, $5.5 million associated with senior executive and other management changes, $3.9 million in severance related charges, $1.2 million related to analysis of refinancing options and $0.8 million related to the initial implementation cost associated with our ERP implementation. As a percentage of operating revenues, selling, general and administrative increased to 8.3% from 6.3%.

Depreciation and amortization of identifiable intangibles increased $1.2 million or 2.4%. The increase in depreciation and amortization expense reflects assets that were under construction in prior periods that were completed and placed in service, including our polyisoprene latex plant at our Paulinia, Brazil facility, accelerated depreciation on the SIS plant assets at our Pernis facility beginning in September 2007, and changes in foreign currency exchange rates.

Equity in Earnings of Unconsolidated Joint Venture

The Kashima, Japan plant is operated by a manufacturing joint venture with JSR under the name Kraton JSR Elastomers K.K. We use the equity method of accounting for our joint venture at the Kashima site. Earnings in the joint venture decreased $0.2 million or 30.2% for the year ended December 31, 2008 compared to the same period in 2007.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2008 decreased $6.8 million or 15.6% to $36.7 million compared to $43.5 million during the same period in 2007. The decrease was primarily due to lower interest rates, amortized gains from our interest rate swap and lower debt balances. The average debt balances outstanding were $562.7 million and $565.6 million, respectively. The effective interest rates on our debt during the same periods were 6.5% and 7.5%, respectively.

Income Tax Expense

Income tax expense was $8.4 million for the year ended December 31, 2008, as compared to $6.1 million for the year ended December 31, 2007. Income tax expense increased by $2.3 million primarily due to an increase of taxable income. The effective tax rate was 22.9% for the year ended December 31, 2008, as compared to (16.3%) for the year ended December 31, 2007. Our effective tax rate for the current period was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and recognition of deferred tax assets on U.S. operations that were previously offset by valuation allowances, as well as a different income mix between foreign and domestic tax jurisdictions. Our effective tax rate for the prior period was less than our statutory rate primarily due to not recording a tax benefit for certain net operating loss carryforwards generated during that period and a different income mix between foreign and domestic tax jurisdictions.

Net Income (Loss)

Net income was $28.4 million for the year ended December 31, 2008, an improvement of $72.2 million compared to a net loss of $43.7 million in 2007. Earnings and loss per share amounted to $1.46 and $(2.26) in 2008 and 2007, respectively.

Critical Accounting Policies

The application of accounting policies and estimates is an important process that continues to evolve as our operations change and accounting guidance is issued. We have identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that they believe are reasonable at the time of application. The estimates and judgments may change as time passes and more information becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. When applicable, we capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years

Long-Lived Assets. In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Income Taxes. We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In determining whether a valuation allowance is required, the company evaluates primarily (a) the impact of cumulative losses in past years, and (b) current and/or recent losses. A recent trend in earnings despite cumulative losses is a pre-requisite to considering not recording a valuation allowance.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Benefit Plans. We sponsor a noncontributory defined benefit pension plan, a non-qualified defined benefit pension plan, and other postretirement benefit plans. The actuarial determination of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The selection of assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations recorded in the consolidated balance sheets and on the amount of expense included in the consolidated statements of operations.

Capital market declines experienced during the last half of 2008 have adversely impacted the market value of investment assets used to fund our defined benefit pension plans. Future changes in plan asset returns, assumed discount rates and various other factors related to our pension and post-retirement plans will impact future pension expense and liabilities.

Revenue Recognition. We recognize revenue from the time title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

We have entered into agreements with some of our customers, whereby they earn rebates from us when the volume of their purchases of our products reaches certain agreed upon levels. We recognize the rebate obligation under these agreements as a reduction of revenue based on an allocation of the cost of honoring the rebates that are earned to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We are a holding company without any operations or assets other than the operations of our subsidiaries.

Credit markets in the United States have experienced varying degrees of credit volatility and contraction that have limited and reduced our ability to explore financing options. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market, especially the financial services sector, which has culminated in the failure or consolidation of several large financial and investment institutions. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. During this credit contraction, we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our senior subordinated notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since feedstock costs generally represent approximately 45% to 50% of our cost of goods sold, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, we generate cash flow from decreases in working capital. We had lower levels of working capital in 2009 than in 2008. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At December 31, 2009, we had $69.3 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of December 31, 2009, we had available to us, upon compliance with customary conditions, $80.0 million under the revolving portion of the senior secured credit facility. As of the date hereof, we have no drawings under the revolving portion. While we have met the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements. Under the terms of the senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 2.75:1.00 beginning March 31, 2009 and 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.00 beginning December 31, 2009 and continuing thereafter.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of December 31, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the senior subordinated notes. The maintenance of these financial ratios is based on our level of profitability. If the global economic environment worsens in 2010 or other factors arise which negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of our indebtedness up to amounts permitted under the senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In March 2009, Kraton purchased and extinguished $30 million face value of the senior subordinated notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and extinguishment of these senior subordinated notes. In April 2009, TJ Chemical purchased approximately $6.3 million face value of the senior subordinated notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the notes, TJ Chemical contributed the purchased notes to us and we in turn contributed the notes to Kraton. Kraton holds the senior subordinated notes in treasury. Also in April 2009, Kraton purchased approximately $0.7 million face value of the senior subordinated notes for cash consideration of $0.3 million which are held as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the Consolidated Statements of Operations in the quarter ended June 30, 2009.

Capital market declines experienced during the last half of 2008 have adversely impacted the market value of investment assets used to fund our defined benefit pension plans. Based on December 31, 2009 valuations, we expect to make contributions of $3.9 million to the plans in 2010 versus $6.2 million in 2009. If the market value of these assets does not improve during 2010, higher levels of contributions could be required in 2011 and beyond.

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item A. Risk Factors” for further discussion.

On December 29, 2009 we used proceeds from the IPO to repay $100 million under the term loan portion of the senior secured credit facility. As of December 31, 2009 our total indebtedness was $385.0 million. We anticipate that, subsequent to the initial public offering of our shares, we may, subject to market conditions, have greater access to the debt and equity capital markets. This access may, again subject to market conditions, facilitate our ability to raise funds in the future to engage in acquisitions and future capital expenditures.

Operating Cash Flows

Net cash provided by operating activities increased $32.6 million to $72.8 million in 2009 compared to $40.2 million provided by operating activities during the same period in 2008. This change was driven primarily by:

•	a $130.8 million decrease in inventories of products, materials and supplies, largely due to decreases in the cost of raw material feedstocks and volume,

•	a $1.1 million decrease in other assets largely due to the timing of certain payments,

•	a $3.8 increase in accounts payable primarily due to the timing of payments, partially offset by

•	a $59.5 million increase in accounts receivable due to the increase in sales volume in the fourth quarter of 2009 versus the fourth quarter of 2008,

•	a $23.8 million gain on the extinguishment of debt, and

•	a $28.7 million in lower earnings.

Cash and cash equivalents decreased from $101.4 million at December 31, 2008 to $69.3 million at December 31, 2009. Including amounts undrawn on our revolving loans, which amounted to $80.0 million at December 31, 2009 and $25.5 million at December 31, 2008, liquidity, defined as cash and cash equivalents (and the undrawn amount of our revolving loans), amounted to $149.3 million at December 31, 2009 and $126.9 million at December 31, 2008.

Net cash provided by operating activities decreased $41.5 million to $40.2 million in 2008 compared to $81.7 million in 2007. This change was driven primarily by:

•	a $104.5 million increase in inventories of products, materials and supplies, largely due to an increase in the cost of raw material feedstocks,

•	a $24.1 million decrease in accounts payable, indicative of the decline in sales volume,

•	a $20.7 million increase in due to/from affiliate, primarily due to the timing of payments for purchases made from our unconsolidated joint venture, partially offset by

•	a $34.1 million decrease in accounts receivable due to an improvement in days sales outstanding and the decline in sales volume and by

•	a $72.2 million of higher net income.

Cash and cash equivalents increased from $48.3 million at December 31, 2007 to $101.4 million at December 31, 2008. Including amounts undrawn on our revolving loans, which amounted to $25.5 million at December 31, 2008 and $75.5 million at December 31, 2007, liquidity amounted to $126.9 million at December 31, 2008 and $123.8 million at December 31, 2007.

Investing Cash Flows

Net cash flows used in investing activities totaled $49.6 million in 2009 compared to net cash flows used in investing activities of $24.1 million during the same period in 2008. This $25.5 million increase was primarily driven by timing of capital expenditures. We are upgrading certain systems and operating controls at our Belpre facility. This project is designed to significantly improve the effectiveness, competitiveness and operating efficiency of the Belpre plant. The project began in the second-half of 2008 and will be completed in distinct phases extending into 2012, with 2009 spending of $9.1 million. We also incurred approximately $15.3 million for an ERP software system upgrade, which we began implementing in January 2009. We upgraded our ERP software systems utilizing a single global system and implementing best practices for our industry. For Europe and the United States, we completed this upgrade in August 2009 and for Brazil and Asia, we completed this upgrade in October 2009.

Net cash flows used in investing activities totaled $24.1 million in 2008 compared to net cash flows used in investing activities of $28.7 million in 2007. This $4.6 million decrease was primarily driven by timing of capital expenditures.

Expected Capital Expenditures. We expect 2010 capital expenditures will be approximately $50.0 million to $55.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $12.0 million to $16.0 million. Included in our 2010 capital expenditure estimate is approximately $8.0 million for the second phase of the Belpre systems and control upgrades, approximately $9.0 million to replace IR production from our Pernis facility, approximately $6.0 for the IRL expansion and approximately $5.0 million for building upgrades at our Belpre facility.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of December 31, 2009, was 52.5% debt and 47.5% stockholders’ / member’s equity compared to 75.3% debt and 24.7% member’s equity for the same period in 2008.

Net cash used in financing activities totaled $40.6 million in 2009 compared to $46.1 million net cash provided by financing activities in 2008. This change was driven primarily by:

•	a pre-payment of $100 million on the term loan portion of the senior secured credit facility in December 2009,

•	a $50.0 million repayment on the revolving portion of the senior secured credit facility in 2009,

•	$10.8 million to purchase and extinguish $30.7 million face value of our 8.125% Notes in 2009,

•	$3.2 million of fees in connection with the amendment to our Term Loan and Revolving loan in 2009,

•	a $50 million draw on the revolving portion of the senior secured credit facility in September 2008, partially offset by

•	$126.7 million in proceeds from the issuance of common stock in December 2009.

Net cash provided by financing activities totaled $46.1 million in 2008 compared to $43.9 million net cash used in financing activities in 2007. This change was driven primarily by:

•	a voluntary pre-payment of $40 million on the term loan portion of the senior secured credit facility in September 2007; and

•	a $50 million draw on the revolving portion of the senior secured credit facility in September 2008.

Description of Certain Indebtedness

Senior Secured Credit Facility

Kraton entered into a senior secured credit agreement, or Credit Agreement, dated as of December 23, 2003, which was subsequently amended as of March 4, 2004, October 21, 2004, February 16, 2006, May 12, 2006, December 15, 2006, October 20, 2009 and November 30, 2009.

The amendment as of May 12, 2006, or the 2006 Amendment, provided for, among other things, a term facility of $385 million, representing a $25 million increase over the original term facility and extended the maturity of the term facility from December 23, 2010 to May 12, 2013. In addition, the 2006 Amendment extended the maturity of the revolving facility from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing revolving facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006, Kraton entered into a joinder agreement with a new revolving lender that increased the revolving facility to $75.5 million from $60.0 million. The 2006 Amendment also reduced the interest rate margin on the term facility, eliminated or amended certain affirmative and negative covenants, including a covenant that limited Kraton’s ability to make capital expenditures and modified the financial ratios Kraton is required to maintain. On the effective date of the 2006 Amendment, Kraton borrowed the full $385 million available under the new term facility and used the proceeds to prepay in full existing borrowings under the original term facility, to make a distribution to us to provide a portion of the funds necessary to consummate a tender offer for the 12.0% senior discount notes issued by us and Polymer Holdings Capital Corporation on November 2, 2004 and pay fees and expenses related to the foregoing.

The amendment as of October 20, 2009, or the October 2009 Amendment, permits Kraton to convert all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans. The extended term loans are required to be substantially identical to the terms of the existing term facility, with the exception of scheduled installment payments and maturity, fees, interest rates and prepayment rights. There is no limit on the number of classes of term loans outstanding at any one time. The October 2009 Amendment also permits Kraton to establish separate classes (but in no event more than three at any time) of commitments to replace all or a portion of the existing revolving commitments. The terms of replacement revolving commitments are required to be substantially identical to the terms of the existing revolving commitments, with the exception of maturity, fees and interest rates. Finally, the October 2009 Amendment also allows the Borrower to incur indebtedness secured pari passu with the collateral securing the existing lenders under the existing Credit Agreement to refinance existing term loans. This refinancing indebtedness may not amortize or mature prior to the maturity of the existing term loans.

A further amendment on November 30, 2009, or the November 2009 Amendment, increased the maximum available borrowings under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013.

Kraton is the borrower under the amended Credit Agreement and its wholly-owned domestic subsidiaries along with us have guaranteed the amended Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock and the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

For the years ended December 31, 2009, 2008 and 2007, Kraton made prepayments on the term portion of its senior secured credit facility in the amounts of $100.0 million, $10.0 million and $40.0 million, which resulted in the write off of approximately $1.5 million, $0.2 million and $0.6 million of deferred financing cost, respectively.

As of December 31, 2009, Kraton had no outstanding borrowings under the revolving facility.

The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

Maturity. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The loans made under the existing term facility are payable in 10 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The loans made under the existing term facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. Interest is payable on the last day of each interest period selected by Kraton under the Credit Agreement, and in any event at least quarterly. The average effective interest rates on the loans made under the existing term facility for the years ended December 31, 2009 and 2008 were 4.5% and 5.0%, respectively. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on the Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the revolving commitments, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of revolving commitments extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment were not changed. Loans made under the this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on Kraton’s leverage ratio, or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on Kraton’s leverage ratio. The unused commitment fee for the unextended revolving commitments is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3)100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (4) 50% of Kraton’s excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the term facility and thereafter to the revolving facility.

Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.

The Credit Agreement contains certain negative covenants that, among other things, restrict Kraton’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with its affiliates, amend or modify certain agreements and charter documents and change its fiscal year. The covenants also restrict our activities. Kraton is required to maintain a fiscal quarter end interest coverage ratio of at least 2.75:1.00 through December 31, 2009; and of at least 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, Kraton is required to maintain a fiscal quarter end leverage ratio not to exceed 4.00 beginning December 31, 2009 and continuing thereafter.

On January 14, 2008, Kraton received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement. As of December 31, 2009, Kraton was in compliance with all covenants under the Credit Agreement.

8.125% Senior Subordinated Notes due 2014

On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued $200.0 million aggregate principal amount of Senior Subordinated Notes due 2014, or the senior subordinated notes, that bear interest at a rate of 8.125% per annum. The following is a summary of the material terms of the senior subordinated notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the senior subordinated notes.

Maturity. The senior subordinated notes mature on January 15, 2014.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15.

Guarantees. The senior subordinated notes are guaranteed on a senior subordinated basis by all of Kraton’s existing and future subsidiaries that guarantee the indebtedness under the senior secured credit facility described above.

Security and Ranking. The senior subordinated notes and the guarantees are general unsecured obligations and are subordinated to Kraton’s and its guarantor subsidiaries’ existing and future senior indebtedness, including indebtedness under the senior secured credit facility, and rank equally with Kraton’s and its guarantor subsidiaries’ future senior subordinated indebtedness. The senior subordinated notes and the guarantees effectively rank junior to Kraton’s secured indebtedness and to the secured indebtedness of all of Kraton’s guarantor subsidiaries to the extent of the value of the assets securing the indebtedness and are structurally subordinated to all liabilities of Kraton’s subsidiaries that are not guarantors of the senior subordinated notes.

Optional Redemption. Kraton may redeem all or a part of the senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2010	102.708%
2011	101.354%
2012	100.000%
2013 and thereafter	100.000%

Purchase of a Portion of the Senior Subordinated Notes. In April 2009, TJ Chemical purchased approximately $6.3 million face value of the senior subordinated notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the senior subordinated notes, TJ Chemical contributed the purchased notes to us, and we in turn contributed the notes to Kraton. No equity interest or other consideration was issued in exchange for the contribution of the senior subordinated notes, although equity of each of Kraton Performance and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the senior subordinated notes as treasury bonds. Also in April 2009, Kraton purchased approximately $0.7 million face value of the senior subordinated notes for cash consideration of $0.3 million which Kraton is holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

On March 16, 2009, Kraton purchased and retired $30 million face value of the senior subordinated notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these senior subordinated notes.

Covenants. The senior subordinated notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the senior subordinated notes with financial statements and other financial information and to provide the holders of the senior subordinated notes notice of material events.

The senior subordinated notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations.

As of December 31, 2009, Kraton was in compliance with all covenants under the senior subordinated notes.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2009, 2008 or 2007.

Off-Balance Sheet Transactions

We are not involved in any off-balance sheet transactions as of December 31, 2009.

Contractual Obligations

Our principal outstanding contractual obligations relate to the long-term debt under the senior secured credit facility and the senior subordinated notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, LyondellBasell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated.

Contractual Obligations as of December 31, 2009:

	Payments Due by Period
Dollars in Millions	Total	2010	2011	2012	2013	2014	2015 and after
Long-term debt obligations	$385.0	$2.3	$2.3	$109.1	$108.0	$163.3	$0.0
Estimated interest payments on debt	89.2	21.0	23.1	22.3	16.2	6.6	0.0
Operating lease obligations	33.2	5.4	5.0	4.9	2.5	2.3	13.1
Purchase obligations(1)(2)	2,681.4	202.1	192.8	170.7	135.1	126.3	1,854.4

Total contractual cash obligations	$3,188.8	$230.8	$223.2	$307.0	$261.8	$298.5	$1,867.5

(1)	Pursuant to two feedstock supply contracts with Shell Chemicals or its affiliates, we are obligated to purchase minimum quantities of isoprene each year. If we do not meet these minimums, we are obligated to pay a penalty of approximately $300 per ton up to a maximum aggregate penalty of approximately $2.2 million. Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts to meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
(2)	Pursuant to production agreements with LyondellBasell, we are obligated to pay a minimum indirect service fee each year of approximately $21.6 million. Not included in this table are future obligations arising under our Operating Agreements and Site Services, Utilities, Materials and Facilities Agreements that do not specify fixed or minimum quantities of goods or services to be purchased and do not contain fixed, minimum or variable price provisions. Under such agreements, our obligations to third parties are based on costs incurred by them in connection with the operation and maintenance of, and other services provided to, our European facilities. The terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights. During the years ended December 31, 2009, 2008 and 2007, we incurred costs aggregating $92 million, $70 million and $70 million, respectively, under these agreements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

New Accounting Pronouncements. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2009:

Future Adoption of Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements—consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates, credit risk and commodity prices. We currently do not hedge our exposure to these risks, except for the interest rate swap agreements and foreign currency option contracts discussed below.

Interest Rate Risk. We have $222.0 million of variable rate debt outstanding under the senior secured credit facility as of December 31, 2009. The debt bears interest at the adjusted Eurodollar rate plus 2.00% per annum or at our option, the base rate plus 1.00% per annum. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the senior secured credit facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income at December 31, 2009 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the term facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. We settled the swap in December 2009. In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans reducing the principal amount outstanding from approximately $321.0 million to $222.0 million. As a result, we are required to discontinue hedge accounting prospectively as the hedging relationship fails to meet all of the criteria set forth in ASC 815, specifically the notional amount of the swap and the principal amount of the debt are no longer equal and the forecasted transaction is no longer probable of occurring as documented in the original hedge documentation. We recorded $0.8 million in interest expense related to the ineffective portion and $1.9 million in accumulated other comprehensive income related to the effective portion of the hedge in December 2009. We have elected to dedesignate the initial hedging relationship.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately, one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant. In February 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. We settled the foreign currency option contract in December 2009.

Credit Risk. Our customers are diversified by industry and geography with approximately 700 customers in approximately 60 countries worldwide. We do not have concentrations of receivables from these industry sectors throughout these countries. The global economic downturn may affect our overall credit risk. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

Commodity Price Risk. We are subject to commodity price risk in our purchasing of raw materials and energy. From time to time we may hedge our commodity price exposure.

Item 8.	Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on page F-3 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on an evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that with respect to Kraton, our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include a report of management of Kraton Performance Polymers, Inc’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This annual report does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Management’s report with respect to Kraton was not subject to audit by the company’s independent registered public accounting firm pursuant to current rules of the Securities and Exchange Commission that require the company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2010 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2010 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2010 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2010 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2010 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8:

Kraton Performance Polymers, Inc.

(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008

(iii)	Consolidated Statements of Operations—years ended December 31, 2009, 2008 and 2007

(iv)	Consolidated Statements of Changes in Stockholders’ and Member’s Equity and Comprehensive Income (Loss)—years ended December 31, 2009, 2008 and 2007

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2009, 2008 and 2007

(vi)	Notes to consolidated financial statements

Kraton Polymers LLC

(i)	Report of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008

(iii)	Consolidated Statements of Operations—years ended December 31, 2009, 2008 and 2007

(iv)	Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)—years ended December 31, 2009, 2008 and 2007

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2009, 2008 and 2007

(vi)	Notes to consolidated financial statements

     2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and are on file with us.

(b) Exhibits

See Item 15(a) 2 above.

(c) Financial Statement Schedule

See Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2010

Kraton Performance Polymers, Inc.
Kraton Polymers LLC

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

Signature	Title

/S/ KEVIN M. FOGARTY Kevin M. Fogarty	President, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ LOUIS A. VITALE Louis A. Vitale	Controller (Chief Accounting Officer)

/S/ DAN F. SMITH* Dan F. Smith	Director and Chairman of the Board of Directors

/S/ BARRY J. GOLDSTEIN* Barry J. Goldstein	Director and Chairman of the Audit Committee

/S/ KELVIN L. DAVIS* Kelvin L. Davis	Director

/S/ MICHAEL G. MACDOUGALL* Michael G. MacDougall	Director

/S/ NATHAN H. WRIGHT* Nathan H. Wright	Director

/S/ TIMOTHY J. WALSH* Timothy J. Walsh	Director

/S/ KEVIN G. O’BRIEN* Kevin G. O’Brien	Director

/S/ STEVEN J. DEMETRIOU* Steven J. Demetriou	Director

/S/ RICHARD C. BROWN* Richard C. Brown	Director

/S/ KAREN A. TWITCHELL* Karen A. Twitchell	Director

*By:	/S/ STEPHEN E. TREMBLEY
Stephen E. Trembley As attorney-in-fact

KRATON PERFORMANCE POLYMERS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Changes in Stockholders’ and Member’s Equity and Comprehensive Income (Loss) for Years Ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for Years Ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7

KRATON POLYMERS LLC

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. (formerly Polymer Holdings LLC) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ and member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/S/    KPMG LLP

Houston, Texas

March 15, 2010

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$69,291	$101,396
Receivables, net of allowances of $1,335 and $2,512	115,329	95,443
Inventories of products, net	284,258	324,193
Inventories of materials and supplies, net	10,862	11,055
Deferred income taxes	3,107	14,778
Other current assets	16,770	6,769

Total current assets	499,617	553,634
Property, plant and equipment, less accumulated depreciation of $236,558 and $182,252	354,860	372,008
Identifiable intangible assets, less accumulated amortization of $42,741 and $36,169	75,801	67,051
Investment in unconsolidated joint venture	12,078	12,371
Deferred financing costs	7,318	8,184
Other long-term assets	24,825	18,626

Total Assets	$974,499	$1,031,874

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$3,343
Accounts payable-trade	93,494	75,177
Other payables and accruals	68,271	69,349
Due to related party	19,006	25,585

Total current liabilities	183,075	173,454
Long-term debt, net of current portion	382,675	571,973
Deferred income taxes	13,488	34,954
Long-term liabilities	46,477	63,117

Total Liabilities	625,715	843,498

Commitments and contingencies (note 8)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 29,709 shares issued and outstanding	297	—
Additional paid in capital	311,665	—
Member’s equity	—	182,553
Retained earnings	(14)	—
Accumulated other comprehensive income	36,836	5,823

Total stockholders’ and member’s equity	348,784	188,376

Total Liabilities and Stockholders’ and Member’s Equity	$974,499	$1,031,874

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Operating Revenues
Sales	$920,362	$1,171,253	$1,066,044
Other	47,642	54,780	23,543

Total operating revenues	968,004	1,226,033	1,089,587
Cost of Goods Sold	792,472	971,283	938,556

Gross Profit	175,532	254,750	151,031

Operating Expenses
Research and development	21,212	27,049	24,865
Selling, general and administrative	79,504	101,431	69,020
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917

Total operating expenses	167,467	181,642	145,802

Gain on Extinguishment of Debt	23,831	—	—
Equity in Earnings of Unconsolidated Joint Venture	403	437	626
Interest Expense, net	33,956	36,695	43,484

Income (Loss) Before Income Taxes	(1,657)	36,850	(37,629)
Income Tax Expense (Benefit)	(1,367)	8,431	6,120

Net Income (Loss)	$(290)	$28,419	$(43,749)

Earnings (Loss) per common share
Basic	$(0.01)	$1.46	$(2.26)
Diluted	$(0.01)	$1.46	$(2.26)

Weighted average common shares outstanding
Basic	19,844	19,406	19,375
Diluted	19,844	19,483	19,375

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (post 12/17/2009)	Common Equity (pre 12/17/2009)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2006	$—	$—	$—	$183,918	$15,630	$199,548
Net loss	—	—	—	(43,749)	—	(43,749)
Other comprehensive loss
Foreign currency translation adjustments, net of tax	—	—	—	—	21,457	21,457
Realized loss on interest rate swaps, net of tax	—	—	—	—	(1,863)	(1,863)
Decrease in pension liability, net of deferred tax liability of $1,800	—	—	—	—	4,337	4,337

Total comprehensive loss						(19,818)
Non-cash compensation related to equity awards	—	—	—	2,781	—	2,781

December 31, 2007	—	—	—	142,950	39,561	182,511

Net income	—	—	—	28,419	—	28,419
Other comprehensive loss
Foreign currency translation adjustments, net of tax	—	—	—	—	5,396	5,396
Net unrealized loss on interest rate swaps	—	—	—	—	(858)	(858)
Reclassification of interest rate swaps into earnings	—	—	—	—	(1,326)	(1,326)
Increase in pension liability, net of tax	—	—	—	—	(36,950)	(36,950)

Total comprehensive loss						(5,319)
Cash contribution from member	—	—	—	10,000	—	10,000
Non-cash compensation related to equity awards	—	—	—	1,184	—	1,184

December 31, 2008	—	—	—	182,553	5,823	188,376

Net loss	—	—	(14)	(276)	—	(290)
Other comprehensive income
Foreign currency translation adjustments, net of tax	—	—	—	—	14,023	14,023
Net unrealized loss on interest rate swaps	—	—	—	—	3,158	3,158
Reclassification of interest rate swaps into earnings	—	—	—	—	(2,827)	(2,827)
Increase in pension liability, net of tax	—	—	—	—	16,659	16,659

Total comprehensive income						30,723
Non-cash compensation related to equity awards	—	—	—	2,160	—	2,160
Liquidation of Kraton Polymers Management LLC	—	—	—	(1,760)	—	(1,760)
Non-cash contribution from member	—	—	—	2,560	—	2,560
Equity conversion—December 16, 2009	194	185,043	—	(185,237)	—	—
Public stock offering, December 17, 2009	103	126,622	—	—	—	126,725

December 31, 2009	$297	$311,665	$(14)	—	$36,836	$348,784

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(290)	$28,419	$(43,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917
Accretion of debt discount	5	24	24
Inventory impairment	1,769	8,100	—
Amortization of deferred financing costs	4,090	2,139	2,715
Loss on disposal of fixed assets	348	184	274
Gain on extinguishment of debt	(23,831)	—	—
Change in fair value of interest rate swaps	(2,827)	(1,378)	(1,553)
Distributed (undistributed) earnings in unconsolidated joint venture	30	604	(520)
Deferred income tax expense (benefit)	(4,623)	(5,445)	1,519
Non-cash compensation related to equity awards	2,160	1,184	2,781
Decrease (increase) in
Accounts receivable	(16,680)	42,815	8,710
Due to/from related party	(6,180)	(6,007)	14,704
Inventories of products, materials and supplies	44,060	(86,738)	17,793
Other assets	(305)	(1,377)	(1,525)
Increase in
Accounts payable-trade, other payables and accruals, and long-term	8,328	4,541	28,647

Net cash provided by operating activities	72,805	40,227	81,737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,101)	(24,093)	(28,713)
Purchase of software	(15,322)	—	—
Proceeds from sale of property, plant and equipment	3,870	26	43

Net cash used in investing activities	(49,553)	(24,067)	(28,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	144,000	316,250	48,500
Repayment of debt	(308,131)	(279,644)	(92,148)
Cash contribution from member	—	10,000	—
Proceeds from issuance of common stock	126,725	—	—
Repayment of insurance note payable	—	(494)	(245)
Deferred financing costs	(3,216)	—	—

Net cash provided by (used in) financing activities	(40,622)	46,112	(43,893)

Effect of exchange rate differences on cash	(14,735)	(9,153)	(4,498)

Net increase (decrease) in cash and cash equivalents	(32,105)	53,119	4,676
Cash and cash equivalents at beginning of period	101,396	48,277	43,601

Cash and cash equivalents at end of period	$69,291	$101,396	$48,277

Supplemental Disclosures
Cash paid during the period for income taxes	$9,164	$11,251	$8,912
Cash paid during the period for interest	$34,707	$39,533	$37,052

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Organization and Description of Business. Kraton Performance Polymers, Inc., or Kraton Performance Polymers, and its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “us,” “our company” and/or “the Company.” Kraton Performance Polymers is the sole Member and 100% equity owner of Kraton Polymers LLC. As used herein, the term “Kraton” refers to Kraton Polymers LLC, and, unless the context herein requires otherwise, said term shall include the direct and indirect subsidiaries of Kraton Polymers LLC. Kraton Polymers LLC directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (a company with no obligations). We believe we are the world’s leading producer in terms of sales revenues and sales volumes of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the largest and most diversified SBC plant in the world, as well as plants in Germany, France, Brazil, and Japan. The plant in Japan is operated by a unconsolidated manufacturing joint venture.

Corporate History

Prior to February 28, 2001, we operated as a number of business units as a part of Shell Chemicals and did not exist as a stand-alone entity. On February 28, 2001, Ripplewood Chemical Holding LLC, or Ripplewood Chemical, acquired us from Shell Chemicals through a master sale agreement. On December 23, 2003, Polymer Holdings LLC acquired all of Kraton’s outstanding equity interests from Ripplewood Chemical. Prior to our initial public offering and related reorganization transactions, described below, we were a wholly-owned

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

subsidiary of TJ Chemical Holdings LLC and were indirectly owned by certain affiliates of TPG Capital, L.P., which we refer to collectively as “TPG,” and certain affiliates of J.P. Morgan Partners, LLC, which we refer to collectively as “JPMP,” and certain members of our management.

Initial Public Offering

On December 16, 2009, Polymer Holdings, and its consolidated subsidiaries were converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc. In addition, prior to the closing of the IPO, TJ Chemical, was merged into (and did not survive the merger with) Kraton. Trading in shares of our common stock on the NYSE commenced on December 17, 2009 under the symbol “KRA”. On December 22, 2009, Kraton Performance Polymers, Inc., the parent and owner of 100% of the membership interests in Kraton closed its IPO. Including 887,082 shares issued on January 7, 2010 following the exercise of the underwriters’ over-allotment option, the aggregate shares issued in connection with the IPO amounted to 11,181,200 shares, at a price of $13.50 per share, and the net proceeds after the underwriting discounts and commissions and fees and expenses amounted to approximately $138.0 million. We used $100.0 million of the net proceeds to prepay outstanding indebtedness, with the balance to be used for general corporate purposes, including to fund strategic capital projects such as alternative production capabilities for Isoprene Rubber or IR, the development of additional capacity in our Isoprene Latex business, and/or the continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility. Following the IPO, related reorganization transactions, and the exercise of the underwriters’ over-allotment option TPG, owned approximately 37.6% of our common stock and JPMP, owned approximately 25.1% of our common stock.

Basis of Presentation. The accompanying Consolidated Financial Statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. Polymer Holdings LLC, or Polymer Holdings, and its consolidated subsidiaries are treated as our predecessor entity for financial statement reporting purposes. The Consolidated Financial Statements present our historical financial statements and the historical financial statements of our predecessor. Accordingly the information for periods prior to December 22, 2009, is that of Polymer Holdings. The historical Consolidated Financial Statements presented for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements.

These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties and other contingencies.

Reclassifications. Certain amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current reporting presentation.

Cash and Cash Equivalents. It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.

Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activities. We account for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging (Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended), which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in cash flow hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

For all hedging relationships, we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following average estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years

Major Maintenance Activities. We incur maintenance costs on our major equipment. Repair and maintenance costs are expensed as incurred.

Asset Retirement Obligations. We account for asset retirement obligations pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. ASC 410-20 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

We have no assets that are legally restricted for purposes of settling asset retirement obligations. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our manufacturing assets in the United States and Brazil, our manufacturing assets in Europe are all located on leased land. For these assets, we used the lease termination dates as the estimate for when our asset retirement obligations related to those assets will be settled.

Long-Lived Assets. In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Identifiable Intangible Assets. We have identifiable intangible assets related to technology, tradenames/trademarks, customer relationships and software as detailed in Note 3 below. Identifiable intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years.

Pension and Other Postretirement Plans. We have a noncontributory defined benefit pension plan covering substantially all of our employees upon their retirement. The benefits are based on age, years of service and the level of compensation during the five years before retirement. We also sponsor a defined benefit health care plan for substantially all retirees and full-time employees.

We record annual amounts relating to our pension and postretirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and market conditions.

The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations.

We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Deferred Financing Costs. We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method.

Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Disclosures about Fair Value of Financial Instruments. The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments and the interest rate swap agreements are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

Revenue Recognition. Sales are recognized in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The Company’s products are generally sold FOB (free on board) shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. The Company’s standard terms of delivery are included in its contracts of sale, order confirmation documents and invoices.

Shipping and other transportation costs charged to customers are recorded in both sales and cost of sales. Sales revenues are reduced by the expense of rebates to customers as agreed upon volume targets are met.

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

Research and Development Expenses. Research and development expenses are expensed as incurred.

Leases. All leases entered into as of December 31, 2009 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

Income Taxes. We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive income (loss) in stockholders’/ member’s equity.

New Accounting Pronouncements—2009. The following new accounting pronouncements were adopted during 2009 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Adopted Accounting Standards

In January 2009, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position (“FSP”) No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. Our adoption of the new guidance did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. Our adoption of the new guidance did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), included in the Codification as ASC 350-30-50-4. This topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted this topic, which did not have any impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this topic on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations,” included in the Codification as ASC 805-10-05-2. The primary requirements of this topic are as follows: (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii) Contingent

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii) All transaction costs will be expensed as incurred. This topic is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Our adoption of this topic on January 1, 2009 has had no impact to our financial position, results of operations or cash flows. A significant impact may, however, be realized on any future acquisitions by us. The amount of such impact will depend on the nature and terms of such future acquisition, if any.

New Accounting Pronouncements. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2009:

Future Adoption of Accounting Standards

In October 2009, FASB issued Accounting Standards Update (ASU), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements—consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

2. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 12 for further discussion.

See Note 7(f) for a description of the TJ Chemical Holdings LLC 2004 Option Plan. There were 0, 11,463,118 and 50,000 options granted under this plan to our employees and directors during the years ended December 31, 2009, 2008 and 2007, respectively. We awarded 74,008 shares of restricted stock on December 22, 2009. There were no options exercised during the years ended December 31, 2009, 2008 and 2007, respectively.

We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. We recorded share-based employee compensation expense of approximately $1.4 million, $0.8 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, net of tax effects of $0.8 million, $0.4 million and $0.9 million, respectively. At December 31, 2009, there was approximately $1.4 million of unrecognized compensation cost related to non-vested option awards, and $1.5 million of unrecognized compensation expense related to non-vested restricted membership unit and notional membership unit awards expected to be recognized over a weighted-average period of 6.8 years.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

Information pertaining to option activity for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2008	22,101	$1.00	6.8	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	685	1.00	—	—

Outstanding at December 16, 2009	21,416	1.00	—	—
Conversion rate is 7.4008 new to 100 old(2)
Outstanding at December 17, 2009	1,585	13.51	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2009	1,585	13.51	6.8	0.1

Exercisable at December 31, 2009	955	13.51	6.0	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

(2)	100 ÷ 7.4008 = 13.51.

Prior to December 17, 2009, we engaged an independent valuation and financial consultant to estimate the fair value of the options issued using the Black-Scholes Merton option-pricing model.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2009, and the number and weighted average exercise price of options exercisable as of December 31, 2009 follow:

	Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		(in thousands)		(in years)
Outstanding options	$13.51	1,585	$13.51	6.8
Exercisable options	13.51	955	13.51	6.0

See Note 7(e) for a description of the TJ Chemical Holdings LLC Membership Units Plan. TJ Chemical Holdings LLC may grant time-vested restricted membership units and time-vested notional membership units to certain employees. Holders of notional membership units do not have any beneficial ownership in the underlying membership units and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the restricted membership units and the notional membership units will not be distributed until the earlier of a change in control or the termination of the grantee’s employment.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table represents the restricted membership units, notional membership units and restricted stock granted, vested and forfeited during 2009.

	Unit	Grant Date Fair Value per Unit
	(in thousands)
Restricted and Notional Units and Restricted Stock
Non-vested shares at January 1, 2009	2,454	$1.00
Granted	—	—
Vested	—	—
Forfeited	729	1.00

Non-vested shares at December 16, 2009	1,725	$1.00
Conversion rate is 7.4008 new to 100 old
Non-vested shares at December 17, 2009	128	$13.51
Granted	74	13.51
Vested	—	—
Forfeited	—	—

Non-vested shares at December 31, 2009	202	$13.51

Weighted-Average Assumptions for Option Pricing

	2009	2008	2007
Risk-free interest rate	n/a	3.59%	3.40%
Expected dividend yield	n/a	0.00%	0.00%
Expected volatility	n/a	0.38	0.40
Expected term	n/a	5 years	5 years

Since our membership units were privately held prior to the IPO, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value per option at the date of grant for options granted in 2008 and 2007 was $0.31 in both years, as valued using the Black-Scholes Merton option-pricing model. No options were granted in 2009. Option grants subsequent to 2009 will be valued at the fair market value of our common stock on the date of grant.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

3. Detail of Certain Balance Sheet Accounts

	December 31,
	2009	2008
	(in thousands)
Inventories of products, net:
Finished products	$223,500	$271,449
Work in progress	3,254	1,781
Raw materials	57,504	50,963

	$284,258	$324,193

Property, plant and equipment:
Land	$8,782	$15,240
Buildings	32,467	37,601
Plant and equipment	508,057	482,880
Construction in progress	42,112	18,539

	591,418	554,260
Less accumulated depreciation	236,558	182,252

	$354,860	$372,008

Identifiable intangible assets:
Technology	$44,813	$44,813
Customer relations	35,213	35,213
Trademarks	23,194	23,194
Software	15,322	—

	118,542	103,220
Less accumulated amortization	42,741	36,169

	$75,801	$67,051

Other payables and accruals:
Employee related	$5,783	$25,418
Interest	7,366	10,316
Property and other taxes	4,255	—
Customer rebates	2,960	4,402
Income taxes payable	4,000	8,538
Derivative liabilities	2,926	5,483
Pernis restructuring	9,874	—
Other	31,107	15,192

	$68,271	$69,349

We recorded lower-of-cost-or-market adjustments for inventories in cost of goods sold of $0.7 million and $8.1 million in 2009 and 2008, respectively.

The identifiable intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years. Aggregate amortization expense for amortizing intangible assets was approximately $6.6 million, $7.0 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the next five years

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

is approximately $6.6 million. Identifiable intangibles were adjusted in 2007 for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.

Accumulated other comprehensive income consists of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Foreign currency adjustments	$55,765	$41,742
Unrealized gain on interest rate swaps, net of tax	(1,780)	(2,111)
Pension adjustment, net of tax	(17,149)	(33,808)

Total accumulated other comprehensive income	$36,836	$5,823

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$—	$50,000
Term loans	221,729	325,071
12.00% discount notes	250	245
8.125% discount notes	170,000	200,000
8.125% discount notes held in Treasury	(7,000)	—

Total debt	384,979	575,316
Less current portion of long-term debt	2,304	3,343

Total long-term debt	$382,675	$571,973

(a) Term Loans and Revolving Loans. On May 12, 2006 we entered into an amendment (the “Amendment”) to our senior secured credit agreement, or the Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by us and Polymer Holdings Capital Corporation with respect to any and all of our outstanding 12.0% discount notes. On May 12, 2006 all but $250,000 of the $150,000,000 12.0% discount notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% discount notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.

The Amendment provided for, among other things, a new term facility (the “Term Facility”) of $385 million, representing a $25 million increase over the original Term Facility, and extending the maturity of the Term Facility from December 23, 2010 to May 12, 2013. The Amendment extended the maturity of the revolving facility (the “Revolving Facility”), from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing Revolving Facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006, we entered into a Joinder Agreement with a new revolving lender that increased the Revolving Facility to $75.5 million from $60.0 million. In addition to the foregoing, the Amendment reduced the interest rate margin on the Term Facility, eliminated certain affirmative

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

and negative covenants, including a covenant that limited our ability to make capital expenditures, and modified the financial ratios we are required to maintain. On the effective date of the Amendment, we borrowed the full $385 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original Term Facility, provided a portion of the funds necessary to consummate the tender offer for the 12.0% discount notes and pay fees and expenses related to the foregoing.

The amendment as of October 20, 2009, or the October 2009 Amendment, permits Kraton to convert all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans. The extended term loans are required to be substantially identical to the terms of the existing term facility, with the exception of scheduled installment payments and maturity, fees, interest rates and prepayment rights. There is no limit on the number of classes of term loans outstanding at any one time. The October 2009 Amendment also permits Kraton to establish separate classes (but in no event more than three at any time) of commitments to replace all or a portion of the existing revolving commitments. The terms of Replacement Revolving Commitments are required to be substantially identical to the terms of the existing revolving commitments, with the exception of maturity, fees and interest rates. Finally, the October 2009 Amendment also allows the Borrower to incur indebtedness secured pari passu with the collateral securing the existing lenders under the existing Credit Agreement to refinance existing term loans. This refinancing indebtedness may not amortize or mature prior to the maturity of the existing term loans.

A further amendment on November 30, 2009, or the November 2009 Amendment, increased the maximum available borrowings under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013.

Kraton is the borrower under the amended Credit Agreement and its wholly-owned domestic subsidiaries along with us have guaranteed the amended Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock and the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

For the years ended December 31, 2009, 2008 and 2007, Kraton made prepayments on the term portion of its senior secured credit facility in the amounts of $100.0 million, $10.0 million and $40.0 million, which resulted in the write off of approximately $1.5 million, $0.2 million and $0.6 million of deferred financing cost, respectively.

As of December 31, 2009, Kraton had no outstanding borrowings under the revolving facility.

The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

Maturity. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The loans made under the existing term facility are payable in 10 remaining consecutive equal quarterly

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The loans made under the existing term facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. Interest is payable on the last day of each interest period selected by Kraton under the Credit Agreement, and in any event at least quarterly. The average effective interest rates on the loans made under the existing term facility for the years ended December 31, 2009 and 2008 were 4.5% and 5.0%, respectively. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the revolving commitments, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of revolving commitments extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on Kraton’s leverage ratio, or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on Kraton’s leverage ratio. The unused commitment fee for the unextended revolving commitments is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of certain equity offerings of TJ Chemical Holdings LLC or us (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of Kraton’s excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the term facility and thereafter to the revolving facility.

Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.

The Credit Agreement contains certain negative covenants that, among other things, restrict Kraton’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with its affiliates, amend or modify certain agreements and charter documents and change its fiscal year. The covenants also restrict our activities. Kraton is required to maintain a fiscal quarter end interest coverage ratio of at least 2.75:1.00 through December 31, 2009; and of at least 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, Kraton is required to maintain a fiscal quarter end leverage ratio not to exceed 4.00 beginning December 31, 2009 and continuing thereafter.

As of December 31, 2009, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the senior subordinated notes.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

(b) Senior Discount Notes Due July 15, 2014 As part of a refinancing of indebtedness on November 2, 2004, Polymer Holdings issued the 12% discount notes. The following is a summary of the material terms of the 12% discount notes. This description does not purport to be complete and is qualified, in its entirety, by reference to the provisions of the indenture governing the 12% discount notes.

Interest. No cash interest accrued on the 12% discount notes prior to January 15, 2009. Thereafter, cash interest on the 12% discount notes will accrue and be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2009, at a rate of 12.000% per annum.

Accretion. The 12% discount notes were issued at a substantial discount to their principal amount at maturity and generated gross proceeds of approximately $91.9 million. The accreted value of each 12% discount note increased on a daily basis from the date of issuance until January 15, 2009, at a rate of 12% per annum, reflecting the accrual of non-cash interest, such that the accreted value on January 15, 2009, equals the principal amount at maturity.

Guarantees. None of Polymer Holdings’ subsidiaries guarantee the 12% discount notes.

Holding Company Structure and Ranking. Kraton Performance Polymers is a holding company and does not have any material assets or operations other than ownership of Kraton’s capital stock. All of its operations are conducted through Kraton and Kraton’s subsidiaries and, therefore, Kraton Performance Polymers will be dependent upon Kraton’s cash flow and the cash flow of our subsidiaries to meet its obligations under the 12% discount notes. As a result of the holding company structure, any right of Kraton Performance Polymers and its creditors, including the holders of the 12% discount notes, to participate in the assets of any of its subsidiaries upon such subsidiary’s liquidation or reorganization will be structurally subordinated to the claims of that subsidiary’s creditors and holders of preferred stock of such subsidiary, if any. In addition, in the event of the bankruptcy, liquidation, reorganization or other winding up of Kraton Performance Polymers, or upon a default in payment with respect to, or the acceleration of, any indebtedness under the senior secured credit facility or other secured indebtedness of Kraton Performance Polymers, the assets of Kraton Performance Polymers will be available to pay obligations on the 12% discount notes only after all secured indebtedness has been repaid from such assets.

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

As of December 31, 2009, Polymer Holdings was in compliance with all covenants under the 12% discount notes.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

(c) Senior Subordinated Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2009 and 2008, was $163 million and $200.0 million.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15.

Optional Redemption. Kraton may redeem all or a part of the senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2010	102.708%
2011	101.354%
2012	100.000%
2013 and thereafter	100.000%

Purchase of a Portion of the Senior Subordinated Notes. In April 2009, TJ Chemical purchased approximately $6.3 million face value of the senior subordinated notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the senior subordinated notes, TJ Chemical contributed the purchased notes to us, and we in turn contributed the notes to Kraton. No equity interest or other consideration was issued in exchange for the contribution of the senior subordinated notes, although equity of each of Kraton Performance and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the senior subordinated notes as treasury bonds. Also in April 2009, Kraton purchased approximately $0.7 million face value of the senior subordinated notes for cash consideration of $0.3 million which Kraton is holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

On March 16, 2009, Kraton purchased and retired $30 million face value of the senior subordinated notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these senior subordinated notes.

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of December 31, 2009, we were in compliance with all covenants under the 8.125% Notes.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

(d) Debt Maturities. The estimated remaining principal payments on our outstanding total debt as of December 31, 2009, are as follows:

Principal Payments
(in thousands)
December 31:
2010	$2,304
2011	$2,304
2012	$109,137
2013	$107,984
2014 and thereafter	$163,250

Total debt	$384,979

5. Deferred Financing Costs

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method. We amortized $4.1 million, $2.1 million and $2.7 million in deferred financing costs in the years ended 2009, 2008 and 2007, respectively. In December 2009, we made a $100.0 million pre-payment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $1.5 million of deferred financing cost. In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $0.2 million of deferred financing cost. In addition, during the year ended December 31, 2007, we made voluntary prepayments under the Term Loans in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost.

We incurred approximately $3.2 million of fees in connection with the amendment to our Term Loan and Revolving loan in 2009, and these fees were recorded as deferred financing costs during the year ended December 31, 2009. In 2008, we incurred fees of approximately $1.2 million associated with preliminary analysis of refinancing options associated with our Credit Agreement and recorded a charge of $1.2 million to selling, general, and administrative expense in the consolidated statements of Operations as we determined our refinancing efforts were not probable due to current market condition.

6. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The provision (benefit) for income taxes on income from continuing operations is comprised of the following:

	December 31,
	2009	2008	2007
	(in thousands)
Current tax provision:
U.S.	$422	$262	$12
Foreign	8,239	13,614	4,589

Total	8,661	13,876	4,601

Deferred tax provision:
U.S.	(285)	(51)	2,491
Foreign	(9,743)	(5,394)	(972)

Total	(10,028)	(5,445)	1,519

Income tax expense (benefit)	$(1,367)	$8,431	$6,120

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. In connection with the acquisition, the book basis of foreign assets and liabilities was stepped-up to their estimated fair market value.

Income (loss) before income taxes is comprised of the following:

	December 31,
	2009	2008	2007
	(in thousands)
Income (loss) before income taxes:
U.S.	$9,656	$7,098	$(29,205)
Foreign	(11,313)	29,752	(8,424)

Total	$(1,657)	$36,850	$(37,629)

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that gave rise to significant components of deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$96,424	$100,104
Identifiable intangibles	2,986	4,921

Total deferred tax liabilities	99,410	105,025

Deferred tax assets:
Net operating loss carryforward	(116,438)	(113,519)
Inventory	(3,270)	(3,563)
Exchange rate differences	(236)	(1,210)
Interest rate swaps	(1,097)	(2,022)
Pension accrual	(15,971)	(18,716)
Other Accruals and Reserves	(8,976)	(9,465)
Interest	—	(31)

Total deferred tax assets	(145,988)	(148,526)

Valuation allowance for deferred tax assets	56,956	63,677

Net deferred tax liabilities	$10,378	$20,176

	December 31
	2009	2008
	(in thousands)
Net deferred tax liabilities of:
Current deferred tax assets	$(14,730)	$(24,196)
Non-current deferred tax assets	(168,979)	(166,930)
Current deferred tax liabilities	11,624	9,418
Non-current deferred tax liabilities	182,463	201,884

Net deferred tax liabilities	$10,378	$20,176

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below:

	December 31,
	2009	2008	2007
	(in thousands)
Income Taxes at the Statutory Rate	$(580)	$12,897	$(13,171)
Foreign Tax Rate Differential	(97)	(3,294)	3,331
State Taxes	(225)	(86)	(3,012)
Permanent Differences—Netherlands Participation Exemption	(784)	(903)	—
Permanent Differences—Other	(48)	682	(144)
Differences in Foreign Earnings Remitted	4,165	6,354	4,043
Tax Credits	(122)	—	—
Other	(189)	—	—
Tax Benefit Related to Foreign Losses	(2,597)	—	—
Change in Valuation Allowance and Uncertain Tax Positions	(890)	(7,219)	15,073

Income Tax Expense (Benefit)	$(1,367)	$8,431	$6,120

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2009	2008	2007
Income Taxes at the Statutory Rate	35.0%	35.0%	35.0%
Foreign Tax Rate Differential	5.9%	(8.9)%	(8.9)%
State Taxes	13.6%	(0.2)%	8.0%
Permanent Differences—Netherlands Participation Exemption	47.3%	(2.5)%	0.0%
Permanent Differences—Other	2.9%	1.9%	0.4%
Differences in Foreign Earnings Remitted	(251.4)%	17.2%	(10.7)%
Tax Credits	7.4%	0.0%	0.0%
Other	11.4%	0.0%	0.0%
Tax Benefit Related to Foreign Losses	156.7%	0.0%	0.0%
Change in Valuation Allowance and Uncertain Tax Positions	53.7%	(19.6)%	(40.1)%

Effective Tax Rate	82.5%	22.9%	(16.3)%

As of December 31, 2009, we had $331.3 million of operating loss carryforwards for income tax purposes, of which $233.8 million relates to the United States and the remaining $97.5 million relates to foreign tax jurisdictions. The United States operating loss carryforwards will expire in 2024, 2025, 2026 and 2027, if not utilized in prior years. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.

As of December 31, 2009 and 2008, a valuation allowance of $57.0 million and $63.7 million, respectively, had been recorded related to certain deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards and deferred tax assets in certain jurisdictions.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2009, management believes it is more likely than not, that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances.

We provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in ASC 740-10-05, Accounting for Uncertainty in Income Taxes, and are included in both income taxes in current liabilities and in deferred income taxes and other liabilities in the consolidated balance sheets.

Effective January 1, 2007, we adopted the principles of ASC 740-10-05, Accounting for Uncertainty in Income Taxes, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of ASC 740-10-05, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2009, our 2005 through 2008 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

As of January 1, 2009, we had total unrecognized tax benefits of approximately $1.1 million. During the year ended December 31, 2009, we had a change in certain tax positions mainly related to prior tax periods. The increase of $0.1 million in these tax positions was primarily due to recognizing additional reserve needs in connection with an ongoing tax audit in Asia. As of December 31, 2009, we estimated $ 1.2 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. During the year ended December 31, 2009, we recognized additional interest and penalties charges related to unrecognized tax benefits. As of January 1, 2009, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the year ended December 31, 2009, no material changes, other than the tax audit related charges mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties
	(in thousands)
Balance at January 1, 2009	$1,144	$83
Increase in prior year tax positions	11	38

Balance at December 31, 2009	$1,155	$121

7. Employee Benefits

(a) U.S. Retirement Benefit Plans. We have a U.S noncontributory defined benefit pension plan in the United States, which covers all salaried and hourly wage employees in the United States, who were employed by us on or before December 31, 2005. Employees who begin their employment with us after December 31, 2005 are not covered by our U.S. noncontributory defined benefit pension plan. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The 2009 measurement date of the plans’ assets and obligations was December 31, 2009. Based on the funded status of our defined benefit pension plan as of December 31, 2009, we reported an increase in our accumulated other comprehensive income of approximately $12.3 million and a related decrease in accrued pension obligations. Accrued pension obligations are included in long-term liabilities on our consolidated balance sheet. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$82,163	$62,061
Service cost	2,813	2,281
Interest cost	4,690	4,275
Benefits paid	(2,086)	(1,880)
Actuarial (gain) loss	(10,691)	15,268
Plan amendments	—	158

Benefit obligation at end of year	$76,889	$82,163

Change in plan assets
Fair value at beginning of year	$39, 111	$46,329
Actual return on plan assets	9,106	(14,313)
Employer contributions	4,190	8,974
Benefits paid	(2,086)	(1,880)

Fair value at end of year	$50,321	$39,110

	December 31,
	2009	2008
Development of net amount recognized
Funded status	$(26,568)	$(43,052)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	—	—

Net amount recognized in long-term liabilities	$(26,568)	$(43,052)

The projected benefit obligation, fair value of plan assets and accumulated benefit obligation for the Plan with accumulated benefit obligations in excess of plan assets were $76.9 million, $50.3 million and $67.7 million, respectively, as of December 31, 2009 and $82.2 million, $39.1 million and $70.0 million, respectively, as of December 31, 2008.

Net periodic pension costs consist of the following components:

	December 31,
	2009	2008	2007
	(in thousands)
Service cost benefits earned during the period	$2,813	$2,281	$2,561
Interest on prior year’s projected benefit obligation	4,690	4,275	3,842
Expected return on plan assets	(4,680)	(4,084)	(3,646)
Amortization of net actuarial	514	—	—
Recognized curtailment loss	—	—	—
Recognized loss due to special term benefits	—	158	—

Net periodic pension costs	$3,337	$2,630	$2,757

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2009	2008
Weighted average assumptions used to determine benefit obligations
Measure date	12/31/2009	12/31/2008
Discount rate	6.38%	5.73%
Rates of increase in salary compensation level	3.00%	3.70%
Weighted average assumptions used to determine periodic benefit cost
Discount rate	5.73%	6.64%
Rates of increase in salary compensation level	3.70%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%

The expected long-term rate of return on assets assumption is derived from a study conducted by our actuaries. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. plan effective for the current year will remain at 8.5%.

Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation is as follows: equity securities 64.0%, debt securities 35.5%, real estate 0.0%, and other 0.5%. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

Our pension plan asset allocations at December 31, 2009, and 2008, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2009	2008
Equity securities	64.6%	62.5%
Debt securities	34.9%	37.0%
Real estate	0.0%	0.0%
Other	0.5%	0.5%

Total	100.0%	100.0%

Equity securities include our common stock in the amounts of $0 (0 percent of total assets) and $0 (0 percent of total assets) at December 31, 2009, and 2008, respectively.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Pension Plan Assets Fair Value Measurements at December 31, 2009
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money Market Mutual Fund	$244	$244	$—	$—
Commingled Pool Equity
FMTC US Equity Index Pool(d)	6,224		6,224
Pyramis Intl Growth Com Pool(e)	3,015		3,015
Pyramis Quant LG Cap Cor Com Pool(f)	2,547		2,547
Pyramis Select Intl Equity(g)	5,486		5,486
Pyramis Small Company Com Pool(h)	5,008		5,008
Pyramis US Total Market Equity(i)	10,230		10,230

Total	32,510		32,510
Commingled Pool Debt
Pyramis EMG MKT Debt Com Pool(a)	1,022		1,022
Pyramis High Yield Bond Com Pool(b)	2,095		2,095
Pyramis Long Duration(c)	14,451		14,451

Total	17,568		17,568

Total	$50,322	$244	$50,078	$—

(a)	Portfolio with the primary objective to achieve superior total returns primarily through investments in debt securities of emerging countries.
(b)	Portfolio with the primary objective to achieve superior total returns through investments in a universe of lower-rated and non-rated debt securities providing high current income.
(c)

Portfolio with the primary objective to generate returns that exceed the Barclays Capital® US Long Government/Credit Bond Index through investments in investment-grade fixed-income securities and commingled vehicles.

(d)	Portfolio with the primary objective to provide investment results that correspond to the total return performance of common stocks publicly traded in the United States.
(e)	Portfolio with the primary objective to seek long-term growth of capital primarily through investments in foreign equity securities.
(f)

Portfolio with the primary objective to consistently provide excess return over the S&P 500® Index through active stock selection while maintaining portfolio risk characteristics similar to the benchmark.

(g)	Portfolio with the primary objective to seek long-term growth of capital primarily through investments in foreign securities.
(h)	Portfolio with the primary objective to achieve long-term growth of capital, principally by investing in the equity securities of smaller, growing companies.
(i)

Portfolio with the primary objective to provide excess return over a market cycle relative to the Dow Jones U.S. Total Stock Market Index® (Index), an unmanaged index of all U.S. headquartered companies maintained by Whilshire Associates, while maintaining similar style characteristics and sector weights.

Contributions. We expect to contribute $3.2 million to our pension plan in 2010.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2010	2,202
2011	2,382
2012	2,572
2013	2,845
2014	3,230
Years 2015-2019	23,120

$36,351

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and/or a non-qualified defined contribution restoration plan (“benefit restoration plans”) which are intended to restore certain benefits under the noncontributory defined benefit pension plan in the United States and the Kraton Savings Plan in the United States, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We made $0.9 million in contributions to the benefit restoration plans for the years ended December 31, 2009 and no contribution for the year ended December 31, 2008 and 2007. As of December 31, 2009 and 2008, amounts recognized in the statement of financial position as a component of long-term liabilities for the benefit restoration plans were $0.4 million and $1.0 million, respectively.

We have established a defined benefit plan in Japan designed to be equivalent to the plan previously provided by Shell Chemicals.and covers substantially all Japan employees. Our contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $0.19 million, $0 million, and $0.02 million, respectively. As of December 31, 2009, 2008, and 2007 amounts recognized in the statement of financial position as a component of long-term liabilities for the defined benefit plan were $1.3 million, $1.3 million and $0.9 million, respectively.

(c) Postretirement Benefits Other Than Pensions. Health and welfare benefits are provided to benefit eligible employees in the United States who retire from Kraton and were employed by us prior to January 1, 2006. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with an annual cap on premiums that varies based on years of service and ranges from $7,000 to $10,000 per employee. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or Kraton postretirement health and welfare plans.

ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2009 measurement date of the plans’ assets and obligations was December 31, 2009. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.

Based on the funded status of our postretirement benefit plan as of December 31, 2009, we reported a decrease of approximately $0.8 million in accrued postretirement obligations.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

It has been determined that the plan’s retiree prescription plan is actuarially equivalent for the Medicare Part D subsidy. The accumulated postretirement benefit obligation for the year ended December 31, 2009 decreased approximately $3.2 million due to the inclusion of the Medicare Part D subsidy.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$16,138	$13,341
Service cost	392	332
Interest cost	1,058	871
Benefits paid	(614)	(772)
Actuarial loss	1,499	2,102
Plan amendments	—	264

Benefit obligation at end of period	$18,473	$16,138

Reconciliation of plan assets(1):
Employer contributions	$614	$772
Benefits paid	(614)	(772)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $6.6 million and $6.5 million as our estimate of the present value of this commitment as of December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
	(in thousands)
Development of net amount recognized:
Funded status	$(18,474)	$(16,138)
Unrecognized cost: Actuarial gain	—	—

Amount recognized in long-term liabilities	$(18,474)	$(16,138)

Net periodic benefit costs consist of the following components:

	December 31,
	2009	2008	2007
	(in thousands)
Service cost	$392	$332	$357
Interest cost	1,058	871	776
Amortization of net actuarial loss	231	—	—
Restructuring costs	—	264	—

Net periodic benefit costs	$1,681	$1,467	$1,133

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2009	2008
Weighted average assumptions used to determine benefit obligations
Measurement date	12/31/2009	12/31/2008
Discount rate	6.17%	5.76%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to net periodic benefit cost
Discount rate	5.76%	6.49%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2009	2008
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	8.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

The discount rate for 2009 was based in part on the average Moody’s Aa Corporate Bond Yield and the average Citigroup Pension Liability Index, which were 5.49% and 5.96%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$52	$(76)
Effect on postretirement benefit obligation	622	(931)

(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.

Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. Effective January 1, 2006 we modified the Kraton Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we made a transition contribution of 4% during 2006 and reduced transition contribution of 2% in 2007. For employees who elected to lock in their Kraton pension benefits as of December 31, 2005, we make enhanced employer contributions of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

earnings to this Plan, but cannot exceed the IRS maximum limit for the combined total of employee and employer contributions. Our contributions to the plan for the year ended December 31, 2009, 2008 and 2007, were $2.7 million, $2.2 million, and $2.7 million, respectively.

(e) Membership Units. Prior to the IPO, we provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owned a corresponding number of membership units in TJ Chemical. Additional employees were also given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units were subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004 and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards vested 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units would not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory and Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 vested 20% on each of the first five anniversaries of his employment commencement date (April 1, 2004), so long as Mr. Bradley remained employed by us through the applicable vesting date. The award for $100,000 vests 20% on each of the first five anniversaries and commenced vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. TJ Chemical granted a restricted membership unit award to Nicholas G. Dekker on October 6, 2006 having a fair value at the grant date of $150,000. This award vested 20% on each of the first five anniversaries of his employment as our Chief Financial Officer and Vice President (October 6, 2006), for so long as Mr. Dekker remained employed by us through the applicable vesting date. In connection with their promotions, Messrs. Fogarty and Bradley were awarded additional restricted membership units in the amount of 600,000 and 300,000, respectively, on June 19, 2008. These restricted Membership Units vest 1/3 on each of the first three anniversaries of the grant date, so long as they remain employed through the applicable vesting date. The amount to Messrs. Gregory, Bradley, Fogarty and Dekker will be recognized in earnings over the vesting period on a straight-line basis.

In connection with his termination of employment, Mr. Gregory retained 151,000 membership units, and was paid out at a price of $1.00 per unit for 149,000 units as part of his Separation Agreement. In connection with his termination of employment, Mr. Dekker was paid out at a price of $1.00 per unit for his total units of $50,000. As of December 31, 2008, there were 1,886,000 membership units of Management LLC issued and outstanding.

Effective as of the IPO, Management LLC transferred all outstanding grants of membership units to Polymer Holdings (now Kraton Performance Polymers, Inc). The outstanding equity and equity awards of Management LLC held by the employees were cancelled and converted into equity or equity awards of equal value of common shares of Kraton Performance Polymers, Inc. The remaining terms of all outstanding awards remained substantially the same, including with respect to vesting and forfeiture provisions.

(f) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2008 and 2007

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

there were 22,101,118 and 14,670,000 options granted and outstanding, respectively. All options granted in fiscal 2008, fiscal 2007 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant. The options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore options granted in 2008 were set to vest in increments of 1/3 over 3 years. With respect to directors, previous to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. In 2008, options granted to directors were granted in increments of 1/3 over 3 years, except the Chairman who has a one year vesting period. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of exercised. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

The Compensation Committee of Kraton Performance Polymers administers the Option Plan on behalf of TJ Chemical, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

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

As of the effective date of the IPO, TJ Chemical transferred all benefits under the Option Plan and all outstanding grants of awards to Kraton Performance Polymers, Inc. In addition, any future awards payable in membership units of TJ Chemical will be adjusted to provide for a distribution of Kraton Performance Polymers, Inc. shares of equal value. The remaining terms of all outstanding awards remain substantially the same, including with respect to vesting and forfeiture provisions.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Furthermore, effective as of the date of the IPO, the outstanding equity and equity awards of TJ Chemical held by the Named Executive Officers were be cancelled and converted into equity or equity awards, as applicable, of Kraton Performance Polymers, Inc. Each membership unit was exchanged for a number of common shares of Kraton Performance Polymers, Inc. of equal value and each option was converted, in compliance with Section 409A of the Code, into an option to purchase a number of common shares equal in value to the number of membership units underlying the option at the date of the IPO, rounded down to the nearest whole share.

(g) Polymer Holdings 2009 Equity Incentive Plan. On November 30, 2009, the Kraton Performance Polymers, Inc. board of directors and our stockholders approved the Polymer Holdings LLC Equity Incentive Plan (the “Equity Plan”) The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (“ISOs”, non-qualified stock options (“NSOs” and together with the ISOs, “Options”), stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as the board determines is necessary from time to time. As of the IPO, there were 4,350,000 shares of common stock reserved for issuance under the Equity Plan. Shares of common stock issued under the Equity Plan may be either authorized and unissued shares or treasury shares, or both, at the sole discretion of the Committee. Subject to the terms of the Equity Plan, we reserved shares, which may be issued pursuant to incentive stock options (“ISOs”). Any shares covered by an award that are not purchased or are forfeited or otherwise terminated shall be available for future grants under the Equity Plan. Furthermore, no participant may receive awards under the Equity Plan in any calendar year that relate to more than 300,000 shares of common stock.

The Committee will determine which employees and independent contractors are eligible to receive awards under the Equity Plan. In addition, the Committee will interpret the Equity Plan and may adopt any administrative rules, regulations, procedures and guidelines governing the Equity Plan or any awards granted under the Equity Plan as it deems to be appropriate. The Board may grant awards to directors. On or after the date of grant of an award, the Committee may (i) in the event of the Participant’s death, disability or retirement, or in the event of a change in control, accelerate the date on which any such award becomes vested or exercisable, as the case may be, (ii) accelerate the date on which any such award becomes transferable, (iii) extend the term of any such award, (iv) waive any conditions to the vesting, exercisability or transferability, as the case may be of such award or (v) provide for the payment of dividends or dividend equivalents with respect to any such award; provided such action would not cause tax to become due under Section 409A of the Code. The Equity Plan may be further amended or terminated by our board of directors at any time, but no amendment may be made without stockholder approval if it would require approval by stockholders in order to comply with any applicable law, regulation or the rules of the New York Stock Exchange.

The Committee may grant other stock-based awards to employees and independent contractors and our board of directors may grant such awards to directors subject to such terms and conditions as the Committee or our board of directors, as appropriate, may determine. Each such award may (i) involve the transfer of actual shares of our common stock to participants, either at the time of grant or thereafter, or payment in cash or otherwise of amounts based on the value of shares of our common stock, (ii) be subject to performance-based and/or service-based conditions, (iii) be in the form of phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units, (iv) be designed to comply with applicable laws of jurisdictions other than the United States and (v) be designed to qualify as performance-based compensation.

The amount payable with respect to an award that is intended to qualify as performance-based compensation under the Equity Plan shall be determined in any manner permitted by Section 162(m) of the Code. The

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Committee shall establish performance measures, the level of actual achievement of performance goals and the amount payable with respect to an award intended to qualify under Section 162(m) of the Code. The grant, exercise and/or settlement of such performance or annual incentive award shall be contingent upon achievement of pre-established performance goals which shall consist of one or more business criteria and a targeted level or levels of performance with respect to each of such criteria. Performance goals shall be objective and shall otherwise meet the requirements of Section 162(m) of the Code.

We awarded 74,008 shares of restricted stock to our executives on December 22, 2009, the date the IPO closed, as follows: Mr. Fogarty, 37,004; Mr. Bradley, 22,202; and Mr. Tremblay, 14,802.

(h) Other Equity Awards. We provided certain key employees with a grant of profits units of Kraton Management LLC (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of December 31, 2009 and 2008, there were 0 shares and 900,000 profits units granted and not yet vested, respectively.

In connection with the IPO, each award of profits units was converted into a number of shares of restricted shares equal to the quotient of (i) the product of the number of profits units multiplied by the Profits Unit Value (as defined below) divided by (ii) the value of a common share of our company immediately following the closing date of the offering. For these purposes, “Profits Unit Value” means, with respect to an award of profits units, the difference between the fair value of a membership unit immediately prior to the closing of the offering and $1.00 (which represents the value of a membership unit on the date the profits unit award was granted).

(i) 2009 Incentive Compensation Plan. On February 13, 2009, the Compensation Committee of the Board of Directors of Kraton Performance Polymers, Inc. approved and adopted the 2009 Incentive Compensation Plan, including the performance-based criteria by which potential bonus payouts to participants will be determined.

The bonus pool was based largely on EBITDA performance and as a result of our actual performance against targeted levels of EBITDA there were no incentive compensation awards under this plan in 2009.

8. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2009, are as follows: 2010—$5.4 million; 2011—$5.0 million; 2012—$4.9

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

million; 2013—$2.5 million; 2014—$2.3 million and thereafter—$13.1 million. We recorded $4.1 million, $8.4 million and $8.5 million in rent expense for the years ended December 31, 2009, 2008 and 2007, respectively.

(b) Environmental and Safety Matters

Our finished products are not classified as hazardous. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.

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

The Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2009, 2008 and 2007.

(c) Legal Proceedings

We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

9. Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 15 for further discussion.

10. Significant Contracts

We are party to significant contracts with subsidiaries and affiliates of Shell Chemicals and LyondellBasell. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where LyondellBasell operates some of our foreign manufacturing facilities; (3) site services, utilities, material and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements; and (5) transitional and interim service agreements.

(a) Leases with Shell Chemicals and LyondellBasell. The land on which our manufacturing facility in Berre, France is located was leased to us by Shell Petrochimie Mediterranee (SPM) through April 1, 2008, at which time the site was sold to LyondellBasell, who now operates the site and with whom our tenancy now exists under a long-term lease due to expire in 2030. Our Wesseling, Germany manufacturing facility is located on an industrial site belonging to LyondellBasell. LyondellBasell owns the land and buildings at our Wesseling facility and leases same to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year prior written notice by either party. These lease agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(b) Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities and lease space. LyondellBasell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes)

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

and depreciation and capital charges on certain assets. Pursuant to the applicable operating agreement, LyondellBasell employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if the terminating party ceases its operations at the facility and provides 18 (eighteen) months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

Pursuant to an agreement dated March 31, 2000, LyondellBasell operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LyondellBasell a monthly fee, as well as costs incurred by LyondellBasell in providing the various services, even if the facility fails to produce any output (whether or not due to events within LyondellBasell’s control), and even if we reject some or all output. This agreement has an initial term of 40 years and will automatically renew, subject to 5 (five) years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer be operated in a safe and efficient manner. These operating agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(c) Site Services, Utilities, Materials and Facilities Agreements. LyondellBasell, through local operating affiliates, provides various site services, utilities, materials and facilities for the Berre, France manufacturing site. Generally these services, utilities, materials and facilities are provided by LyondellBasell on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.

(d) Raw Materials Agreements. Styrene, butadiene and isoprene used by our U.S. facilities are primarily supplied by a portfolio of suppliers under long-term supply contracts with various expiration dates. The monomers used by our European facilities are primarily supplied by one or more LyondellBasell entities or affiliates, and other suppliers under long-term supply contracts with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with them on a short-term basis, although the number of such contracts has been increasing since 2008.

We believe our contractual arrangements with our suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices.

Under each of the agreements summarized below, reasonably unforeseen circumstances, including, without limitations, plant breakdowns, will excuse performance by either party. In addition, inability to acquire any supplies or components necessary for manufacturing the applicable raw material from usual sources and on terms the supplier deems reasonable will excuse supplier’s nonperformance.

Styrene. We satisfy our styrene requirements in the United States pursuant to purchase agreements that run through 2011 subject to renewal conditions.

Our contracts that satisfied our styrene requirements in Europe expired on February 28, 2010 and we have finalized negotiations with two vendors and expect to execute new supply agreements that we anticipate will provide for European Styrene supply through to February 2013. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

For our agreements covering our manufacturing facility in the United States, the price we pay for styrene varies with the published prices of styrene and/or the raw materials used to produce styrene. The price we pay for styrene under our agreements covering France and Germany varies to reflect the published price for styrene, even though our purchase price is subject to certain minimums and maximums that vary with other factors.

Butadiene. We currently source butadiene in the United States pursuant to contract arrangements with several suppliers, supplemented by spot supply as needed. The price we pay for butadiene is scheduled and varies based on the published prices for butadiene in world markets.

We currently source our butadiene in Europe pursuant to contracts with certain LyondellBasell entities. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired pursuant to its terms on December 31, 2007; provided, however, that on December 12, 2006, we were notified by LyondellBasell of its intention to allow the contract to automatically renew for one year, and to terminate effective December 31, 2008. We are presently acquiring butadiene from an LyondellBasell entity in France under a commercial term sheet, reflecting an agreement in principle that has been reached between the parties. The price we pay for butadiene under our arrangements or agreements covering France and Germany vary based upon the published price for butadiene, the amount of butadiene purchased during the preceding calendar year, and/or the cost of butadiene manufactured. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”), on a commercial supply basis.

Isoprene. We source our global isoprene requirements through several contract arrangements. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a local third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed.

(e) Infineum

We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Belpre, Ohio and our Berre, France manufacturing facilities. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has a term ending in December 2010.

11. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber (“TR”), which is a wholly or predominantly composed of a block co-polymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces TR for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the TR produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	December 31,
	2009	2008	2007
Sales to related party	$—	$626	$1,210
Purchases from related party	$27,763	$37,894	$39,741

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

A private investment fund managed by TPG Capital L.P., which advises TPG Partners III and TPG Partners IV, has an ownership share of British Vita PLC, one of our customers. From 2007 to 2009 we have derived revenues averaging $9.2 million annually from sales to British Vita. We do not have any contractual requirements for sales to British Vita.

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG III and TPG IV, has an ownership share of Amyris Biotechnologies.

12. Earnings per Common Share

Common stock—Kraton Performance Polymers, Inc. has authorized 500.0 million shares of common stock with a par value of $0.01 per share and 100.0 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of December 31, 2009, there were 29,709,114 common shares issued and outstanding. We held no treasury shares.

Earnings per share—Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method. Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance awards and preferred stock, were exercised, settled or converted into common stock.

The following table summarizes the effect of the share-based compensation awards on the weighted- average number of shares outstanding used in calculating diluted earnings per share:

	December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income (loss) as reported	$(290)	$28,419	$(43,749)
Weighted-average number of common shares for basic earnings per share	19,844	19,406	19,375
Incremental effect of dilutive common stock equivalents:
Restricted and notional units	—	77	—

Weighted-average number of shares for diluted earnings per share	19,844	19,483	19,375

Earnings (loss) per common share—basic	$(0.01)	$1.46	$(2.26)
Earnings (loss) per common share—dilutive	$(0.01)	$1.46	$(2.26)

Restricted and Notional units of 78 and 118 thousand units at December 31, 2009 and 2007, respectively, were not included in the computation of diluted earnings per share because we incurred net losses in those years. Stock option awards of 1,585, 1,636 and 1,086 thousand shares, respectively, were outstanding at December 31, 2009, 2008 and 2007, respectively, and were not included in the computation of diluted earnings per common share because these options were antidilutive.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Total Operating Revenues:
United States	$304,265	$395,568	$366,048
Germany	121,959	149,011	145,649
Japan	73,055	70,169	53,479
The Netherlands	66,027	80,980	49,334
Brazil	40,438	40,868	36,732
China	37,123	31,421	33,956
Italy	35,934	48,328	51,569
Thailand	28,779	22,877	14,916
United Kingdom	27,425	40,401	38,364
France	27,342	39,757	30,358
Belgium	16,273	30,079	30,751
Canada	16,168	25,361	22,300
Taiwan	15,711	18,527	20,196
Poland	15,537	26,934	22,604
Turkey	12,990	15,979	14,432
Sweden	11,292	13,002	12,418
Mexico	11,029	14,028	9,460
Argentina	10,854	17,174	14,109
Republic of Korea	9,928	11,013	8,877
Australia	9,124	15,939	8,856
Denmark	8,283	9,147	8,795
Austria	8,170	13,062	9,973
Malaysia	6,769	4,396	3,631
Switzerland	4,994	5,348	4,914
India	4,148	4,312	2,001
Czech Republic	4,024	4,273	4,021
Hong Kong	4,000	7,430	8,369
All other countries	36,363	70,649	63,475

	$968,004	$1,226,033	$1,089,587

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2009, 2008 and 2007, no single customer accounted for 10% or more of our total operating revenues.

	December 31,
	2009	2008	2007
	(in thousands)
Long-lived Assets:
United States	$317,719	$303,278	$298,979
Germany	42,724	39,361	40,406
Japan	482	6,699	3,743
France	125,839	108,665	111,441
The Netherlands	36,971	34,018	34,454
Brazil	64,385	48,237	56,721
China	2,334	2,317	2,119
All other countries	964	11,685	12,050

	$591,418	$554,260	$559,913

14. Supplemental Guarantor Information

Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries include Elastomers Holdings LLC, a U.S. holding company, and Kraton Polymers U.S. LLC, a U.S. operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

Correction of immaterial errors. During 2009, we identified errors associated with the classification of certain cash inflows and outflows as disclosed within the condensed consolidating financial information of the issuer, guarantor and non-guarantor subsidiaries for the years ended December 31, 2008 and 2007. The errors were primarily due to the fact that cash outflows associated with disbursements for certain intercompany loans and receipts from collections on these loans were classified within cash flows from financing activities rather than investing activities. Consequently, we have corrected immaterial errors in the accompanying condensed consolidated Statements of Cash Flows for the year ended December 31, 2008 by increasing issuer cash flows used in investing activities by $38.1 million and increasing issuer cash flows provided by financing activities by the same amount, and for the year ended December 31, 2007 by (i) increasing issuer cash flows provided by investing activities by $69 million and increasing issuer cash flows used in financing activities by the same amount, (ii) reducing guarantor subsidiaries’ cash flows from operating activities by $7.2 million and reducing guarantor subsidiaries’ cash flows used in financing activities by the same amount, and (iii) increasing non-guarantor subsidiaries cash flows from operating activities by $7.2 million and increasing non-guarantor subsidiaries’ cash flows used in financing activities by the same amount. The correction of these errors does not impact the net change in cash and cash equivalents, has no impact on net income and is not material to our previously reported Consolidating Statements of Cash Flows.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands, except par value)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$36,567	$32,724	$—	$69,291
Receivables, net of allowance	—	—	41,194	74,135	—	115,329
Inventories of products, net	—	—	124,003	160,255	—	284,258
Inventories of materials and supplies, net	—	—	6,830	4,032	—	10,862
Deferred income taxes	—	—	—	3,107	—	3,107
Other current assets	—	1,086	1,421	14,263	—	16,770

Total current assets	—	1,086	210,015	288,516	—	499,617

Property, plant and equipment, less accumulated depreciation	—	85,284	171,024	98,552	—	354,860
Identifiable intangible assets, less accumulated amortization	—	13,541	15,322	46,938	—	75,801
Investment in consolidated subsidiaries	312,164	971,995	—	—	(1,284,159)	—
Investment in unconsolidated joint venture	—	813	—	11,265	—	12,078
Deferred financing costs	—	7,309	—	9	—	7,318
Deferred income taxes	34	—	—	—	(34)	—
Other long-term assets	—	1,142	468,794	95,054	(540,165)	24,825

Total Assets	$312,198	$1,081,170	$865,155	$540,334	$(1,824,358)	$974,499

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	2,699	37,732	53,063	—	93,494
Other payables and accruals	—	18,251	15,010	35,118	(108)	68,271
Due to related party	—	—	—	19,006	—	19,006

Total current liabilities	—	23,254	52,742	107,187	(108)	183,075

Long-term debt, net of current portion	250	382,425	—	—	—	382,675
Deferred income taxes	—	12,858	—	630	—	13,488
Long-term liabilities	—	351,353	47,494	187,721	(540,091)	46,477

Total liabilities	250	769,890	100,236	295,538	(540,199)	625,715

Commitments and contingencies (note 8)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 29,709 shares issued and outstanding	297	—	—	—	—	297
Additional paid in capital	311,665	—	—	—	—	311,665
Member’s equity	—	312,164	775,493	196,502	(1,284,159)	—
Retained Earnings	(14)	—	—	—	—	(14)
Accumulated other comprehensive income	—	(884)	(10,574)	48,294	—	36,836

Total stockholders’ and member’s equity	311,948	311,280	764,919	244,796	(1,284,159)	348,784

Total Liabilities and Stockholders’ and Member’s Equity.	$312,198	$1,081,170	$865,155	$540,334	$(1,824,358)	$974,499

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$65,460	$35,936	$—	$101,396
Receivables, net of allowance	—	944	45,322	68,148	(18,971)	95,443
Inventories of products, net	—	—	145,654	187,396	(8,857)	324,193
Inventories of materials and supplies, net	—	—	6,816	4,239	—	11,055
Deferred income taxes	—	—	14,778	—	—	14,778
Other current assets	—	2,905	720	3,144	—	6,769

Total current assets	—	3,849	278,750	298,863	(27,828)	553,634

Property, plant and equipment, less accumulated depreciation	—	93,782	164,396	113,830	—	372,008
Identifiable intangible assets, less accumulated amortization	—	20,113	—	46,938	—	67,051
Investment in consolidated subsidiaries	182,767	898,565	—	—	(1,081,332)	—
Investment in unconsolidated joint venture	—	813	—	11,558	—	12,371
Deferred financing costs	—	8,184	—	—	—	8,184
Deferred income taxes	31	20,131	—	—	(20,162)	—
Other long-term assets	—	137,954	411,841	11,739	(542,908)	18,626

Total Assets	$182,798	$1,183,391	$854,987	$482,928	$(1,672,230)	$1,031,874

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	—	2,700	36,806	35,671	—	75,177
Other payables and accruals	—	15,815	26,184	27,350	—	69,349
Due to related party	—	—	9,546	35,010	(18,971)	25,585

Total current liabilities	—	21,858	72,536	98,031	(18,971)	173,454

Long-term debt, net of current portion	245	571,728	—	—	—	571,973
Deferred income taxes	—	—	53,435	1,681	(20,162)	34,954
Long-term liabilities	—	408,416	53,626	143,983	(542,908)	63,117

Total liabilities	245	1,002,002	179,597	243,695	(582,041)	843,498

Commitments and contingencies (note 8) Member’s equity
Member’s equity	182,553	182,767	694,170	213,252	(1,090,189)	182,553
Accumulated other comprehensive income	—	(1,378)	(18,780)	25,981	—	5,823

Total member’s equity	182,553	181,389	675,390	239,233	(1,090,189)	188,376

Total Liabilities and Member’s Equity.	$182,798	$1,183,391	$854,987	$482,928	$(1,672,230)	$1,031,874

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$480,438	$591,309	$(151,385)	$920,362
Other	—	—	74	47,568	—	47,642

Total operating revenues	—	—	480,512	638,877	(151,385)	968,004
Cost of Goods Sold	—	(15,654)	376,543	582,968	(151,385)	792,472

Gross Profit	—	15,654	103,969	55,909	—	175,532

Operating Expenses
Research and development expenses	—	—	13,150	8,062	—	21,212
Selling, general and administrative expenses	—	(1,430)	45,497	35,437	—	79,504
Depreciation	—	22,039	21,598	23,114	—	66,751

Total operating expenses	—	20,609	80,245	66,613	—	167,467

Gain on Extinguishment of Debt	—	23,831	—	—	—	23,831
Earnings in consolidated subsidiaries	(288)	29,893	—	—	(29,605)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	—	403	—	403
Interest Expense (Income), net	5	40,818	(11,156)	4,289	—	33,956

Income (Loss) Before Income Taxes	(293)	7,951	34,880	(14,590)	(29,605)	(1,657)
Income Tax Expense (Benefit)	(3)	8,239	(876)	(8,727)	—	(1,367)

Net Income (Loss)	$(290)	$(288)	$35,756	$(5,863)	$(29,605)	$(290)

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$607,428	$750,165	$(186,340)	$1,171,253
Other	—	—	—	54,780	—	54,780

Total operating revenues	—	—	607,428	804,945	(186,340)	1,226,033
Cost of Goods Sold	—	2,356	467,079	688,188	(186,340)	971,283

Gross Profit	—	(2,356)	140,349	116,757	—	254,750

Operating Expenses
Research and development expenses	—	—	15,829	11,220	—	27,049
Selling, general and administrative expenses	—	902	52,729	47,800	—	101,431
Depreciation	—	18,127	21,676	13,359	—	53,162

Total operating expenses	—	19,029	90,234	72,379	—	181,642

Earnings in consolidated subsidiaries	28,434	85,848	—	—	(114,282)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	—	437	—	437
Interest Expense (Income), net	24	39,394	(10,576)	7,853	—	36,695

Income (Loss) Before Income Taxes	28,410	25,069	60,691	36,962	(114,282)	36,850
Income Tax Expense (Benefit)	(9)	(3,365)	220	11,585	—	8,431

Net Income (Loss)	$28,419	$28,434	$60,471	$25,377	$(114,282)	$28,419

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$545,203	$669,809	$(148,968)	$1,066,044
Other	—	—	—	23,543	—	23,543

Total operating revenues	—	—	545,203	693,352	(148,968)	1,089,587

Cost of Goods Sold	—	2,728	458,148	626,648	(148,968)	938,556

Gross Profit	—	(2,728)	87,055	66,704	—	151,031
Operating Expenses
Research and development expenses	—	—	7,851	17,014	—	24,865
Selling, general and administrative expenses	—	(193)	39,612	29,601	—	69,020
Depreciation	—	19,687	20,299	11,931	—	51,917

Total operating expenses	—	19,494	67,762	58,546	—	145,802

Earnings in consolidated subsidiaries	(43,743)	22,273	—	—	21,470	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	—	626	—	626
Interest Expense (Income), net	24	45,954	(9,480)	6,986	—	43,484

Income (Loss) Before Income Taxes	(43,767)	(45,903)	28,773	1,798	21,470	(37,629)
Income Tax Expense (Benefit)	(18)	(2,160)	4,681	3,617	—	6,120

Net Income (Loss)	$(43,749)	$(43,743)	$24,092	$(1,819)	$21,470	$(43,749)

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(39,221)	$53,247	$58,779	$—	$72,805
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	79,843	—	—	(79,843)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(28,226)	(6,005)	—	(34,231)
Purchase of software	—	—	(15,322)	—	—	(15,322)

Net cash provided by (used in) investing activities	—	79,843	(43,548)	(6,005)	(79,843)	(49,553)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	144,000	—	—	—	144,000
Repayment of debt	—	(308,131)	—	—	—	(308,131)
Cash contribution from member	—	126,725	—	—	(126,725)	—
Cash distribution to member	(126,725)	—	—	—	126,725	—
Public stock offering	126,725	—	—	—	—	126,725
Deferred financing costs	—	(3,216)	—	—	—	(3,216)
Proceeds from (payments on) intercompany loans	—	—	(38,592)	(41,251)	79,843	—

Net cash provided by (used in) financing activities	—	(40,622)	(38,592)	(41,251)	79,843	(40,622)

Effect of exchange rate difference on cash	—	—	—	(14,735)	—	(14,735)

Net increase (decrease) in cash and cash equivalents	—	—	(28,893)	(3,212)	—	(32,105)
Cash and cash equivalents at beginning of period	—	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$—	$36,567	$32,724	$—	$69,291

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(7,968)	$83,530	$(35,335)	$—	$40,227
Cash flows provided by (used in) investing activities
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(19,123)	(4,944)	—	(24,067)
Proceeds from (payments on) intercompany loans	—	(38,144)	—	—	38,144	—

Net cash provided by (used in) investing activities	—	(38,144)	(19,123)	(4,944)	38,144	(24,067)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	316,250	—	—	—	316,250
Repayment of debt	—	(279,644)	—	—	—	(279,644)
Cash contribution from member	—	10,000	—	—	—	10,000
Proceeds from insurance note payable	—	(494)	—	—	—	(494)
Proceeds from (payments on) intercompany loans	—	—	(10,099)	48,243	(38,144)	—

Net cash provided by (used in) financing activities	—	46,112	(10,099)	48,243	(38,144)	46,112

Effect of exchange rate difference on cash	—	—	—	(9,153)	—	(9,153)

Net increase (decrease) in cash and cash equivalents	—	—	54,308	(1,189)	—	53,119
Cash and cash equivalents at beginning of period	—	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$—	$65,460	$35,936	$—	$101,396

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(25,177)	$77,721	$29,193	$—	$81,737
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	69,070	—	—	(69,070)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(18,584)	(10,086)	—	(28,670)

Net cash provided by (used in) investing activities	—	69,070	(18,584)	(10,086)	(69,070)	(28,670)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	48,500	—	—	—	48,500
Repayment of debt	—	(92,148)	—	—	—	(92,148)
Proceeds from insurance note payable	—	(245)	—	—	—	(245)
Proceeds from (payments on) intercompany loans	—	—	(61,835)	(7,235)	69,070	—

Net cash provided by (used in) financing activities	—	(43,893)	(61,835)	(7,235)	69,070	(43,893)

Effect of exchange rate difference on cash	—	—	—	(4,498)	—	(4,498)

Net increase (decrease) in cash and cash equivalents	—	—	(2,698)	7,374	—	4,676
Cash and cash equivalents at beginning of period	—	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$—	$11,152	$37,125	$—	$48,277

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

15. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the settlement of $4.6 million. The gain is deferred in accumulated other comprehensive income at December 31, 2009 and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the gain would then be reclassified immediately to interest expense. In 2009, we reclassified $2.9 million into earnings.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility. We settled the swap on December 31, 2009 and recorded a loss of $2.2 million.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. The agreement hedges monthly interest payments from January through December 2010 and expires on January 3, 2011. It has a fixed rate of 1.53% and a margin of 2.0%, which results in a total cost of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans reducing the principal amount outstanding from approximately $322.6 million to $222.0 million. As a result, we are required to discontinue hedge accounting prospectively as the hedging relationship fails to meet all of the criteria set forth in ASC 815, specifically the notional amount of the swap and the principal amount of the debt are no longer equal and the forecasted transaction is no longer probable of occurring as documented in the original hedge documentation. We recorded $0.8 million in interest expense related to the ineffective portion and $1.9 million in accumulated other comprehensive income related to the effective portion of the hedge. We have elected to dedesignate the initial hedging relationship.

As of January 1, 2008, we adopted the provisions of FASB ASC 820-10, which establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities	$2,926	$—	$2,926	$—

As of December 31, 2009, the fair market value of the interest rate swap agreement in effect was a liability of approximately $2.9 million.

(b) Fair Value of Financial Instruments.

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving loans	$—	$—	$50,000	$50,000
Term loans	221,729	221,729	325,071	325,071
12.00% Discount notes	250	250	245	245
Bonds Payable 8.125% Notes	163,000	146,089	200,000	79,250
8.125% Notes Held as Treasury Bonds	7,000	6,274	—	—

The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2009 and December 31, 2008:

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

Foreign Currency Hedge. On April 3 and July 1, 2008 we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for notional amounts of €10 million and €20 million with expiration dates of June 26, and December 29, 2008, respectively. The option contracts do not qualify for hedge accounting. The April, 2008 option contract expired on June 26, 2008 and the July, 2008 option contract expired on December 29, 2008. The impact on our consolidated results of operations, financial position and cash flows was immaterial.

On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. The option contract does not qualify for hedge accounting. We settled the hedge on December 31, 2009, with a gain of $1.9 million which represented the mark-to-market impact of the purchased option contract. The gains were recorded in selling, general, and administrative expense on the Consolidated Statements of Operations.

Credit Risk. Our customers are diversified by industry and geography with more than 700 customers in over 60 countries. We do not have concentrations of receivables from these industry sectors throughout these countries. The recent global economic downturn may affect our overall credit risk. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establishes credit limits

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

and monitors the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

16. Restructuring and Restructuring-related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

We ceased production at the Pernis facility on December 31, 2009, where, prior to the exit we manufactured IR. In connection with the exit, we incurred $3.9 million in asset retirement obligations, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. The estimated asset retirement obligations and restructuring costs of $5.1 million and $6.0 million were recorded in the third quarter of 2009, respectively. The asset retirement obligations were adjusted pursuant to the settlement agreement in December 2009. The $14.9 million of property and equipment related to Pernis was fully depreciated as of December 31, 2009. The settlement agreement calls for total payments of approximately $10.0 million and will be paid in full on or about May 2010. In January 2010 we made two payments totaling $7.5 million.

In 2008, we restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities, and incurred $2.2 million of severance and other staffing-related costs which were recorded in research and development expenses in the consolidated statements of operations. Substantially all of the cash expenditures related to these restructurings were paid as of December 31, 2008.

Prior to the 2009 exit from Pernis, on September 20, 2007, we exited the SIS plant at the Pernis facility, and relocated our SIS production to our other production facilities as part of our cost reduction efforts. This resulted in a contractor workforce reduction. The exit plan was completed in the first half of 2008. As a result of exiting the SIS plant, we recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consisted of cash expenditures in the first and second quarters of 2008.

17. Subsequent Event

We have received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition, or results of operations.

On January 18, 2010, consistent with our announcement in the third quarter of 2009 of our intent to exit our Pernis, the Netherlands facility, our indirect, wholly-owned subsidiary Kraton Polymers Nederland BV (“Kraton Netherlands”) agreed to terminate the following material definitive agreements:

•	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement between Kraton Netherlands and Shell Nederland Raffinaderij BV (“SNR”) dated 28 February 2001; and

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

•

First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement between Kraton Netherlands and Shell Nederland Chemie BV (“SNC,” and together with SNR, the “Shell Entities”) dated 28 February 2001.

Production at the Pernis facility ceased December 31, 2009. However, the actual termination of these agreements remains subject to the satisfaction of various conditions and is anticipated to become effective on or about May 31, 2010. We expect to maintain a presence at the facility through May 2010, as the site is cleared for demolition beginning thereafter. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project scoping, including associated capital expenditure requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand.

On January 7, 2010, the underwriters in our IPO exercised their option to purchase 887,082 additional shares of common stock from our company at the initial public offering price less the underwriting discount to cover over-allotments. Net proceeds from the exercise of the over-allotment option amounted to approximately $11.2 million. After giving effect to the sale of the shares sold pursuant to the over-allotment option, a total of 11,181,200 shares of our company’s common stock were sold in the IPO by us at a price to the public of $13.50.

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Consolidated Financial Statements for the period ended December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kraton Polymers LLC:

We have audited the accompanying consolidated balance sheets of Kraton Polymers LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Polymers LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/S/    KPMG LLP

Houston, Texas

March 15, 2010

KRATON POLYMERS LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$69,291	$101,396
Receivables, net of allowances of $1,335 and $2,512	115,329	95,443
Inventories of products, net	284,258	324,193
Inventories of materials and supplies, net	10,862	11,055
Deferred income taxes	3,107	14,778
Other current assets	16,770	6,769

Total current assets	499,617	553,634

Property, plant and equipment, less accumulated depreciation of $236,558 and $182,252	354,860	372,008
Identifiable intangible assets, less accumulated amortization of $42,741 and $36,169	75,801	67,051
Investment in unconsolidated joint venture	12,078	12,371
Deferred financing costs	7,318	8,184
Other long-term assets	24,825	18,626

Total Assets	$974,499	$1,031,874

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$3,343
Accounts payable-trade	93,494	75,177
Other payables and accruals	68,305	69,349
Due to related party	19,006	25,585

Total current liabilities	183,109	173,454

Long-term debt, net of current portion	382,425	571,728
Deferred income taxes	13,488	34,985
Long-term liabilities	46,477	63,117

Total Liabilities	625,499	843,284

Commitments and contingencies (note 8)
Member’s equity
Common equity	312,164	182,767
Accumulated other comprehensive income	36,836	5,823

Total member’s equity	349,000	188,590

Total Liabilities and Member’s Equity	$974,499	$1,031,874

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years ended December 31,
	2009	2008	2007
Operating Revenues
Sales	$920,362	$1,171,253	$1,066,044
Other	47,642	54,780	23,543

Total operating revenues	968,004	1,226,033	1,089,587
Cost of Goods Sold	792,472	971,283	938,556

Gross Profit	175,532	254,750	151,031

Operating Expenses
Research and development	21,212	27,049	24,865
Selling, general and administrative	79,504	101,431	69,020
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917

Total operating expenses	167,467	181,642	145,802

Gain on Extinguishment of Debt	23,831	—	—
Equity in Earnings of Unconsolidated Joint Venture	403	437	626
Interest Expense, net	33,951	36,671	43,460

Income (Loss) Before Income Taxes	(1,652)	36,874	(37,605)
Income Tax Expense (Benefit)	(1,364)	8,440	6,138

Net Income (Loss)	$(288)	$28,434	$(43,743)

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Equity	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2006	184,111	15,630	199,741

Net loss	(43,743)	—	(43,743)
Other comprehensive loss
Foreign currency translation adjustments, net of tax	—	21,457	21,457
Realized loss on interest rate swaps, net of tax	—	(1,863)	(1,863)

Total comprehensive loss			(24,149)

Increase in pension liability, net of deferred tax liability of $1,800	—	4,337	4,337
Non-cash compensation related to equity awards	2,781	—	2,781

December 31, 2007	143,149	39,561	182,710

Net income	28,434	—	28,434
Other comprehensive income
Foreign currency translation adjustments, net of tax	—	5,396	5,396
Net unrealized loss on interest rate swaps	—	(858)	(858)
Reclassification of interest rate swaps into earnings	—	(1,326)	(1,326)

Total comprehensive income			31,646

Decrease in pension liability, net of tax		(36,950)	(36,950)
Cash contribution from member	10,000	—	10,000
Non-cash compensation related to equity awards	1,184	—	1,184

December 31, 2008	182,767	5,823	188,590
Net income	(288)	—	(288)
Other comprehensive income
Foreign currency translation adjustments, net of tax	—	14,023	14,023
Net unrealized loss on interest rate swaps	—	3,158	3,158
Reclassification of interest rate swaps into earnings	—	(2,827)	(2,827)

Total comprehensive income			14,066
Increase in pension liability, net of tax	—	16,659	16,659
Cash contribution from member	126,725	—	126,725
Restructuring of Kraton Polymers Management LLC	(1,760)	—	(1,760)
Non-cash contribution from member	2,560	—	2,560
Non-cash compensation related to equity awards	2,160	—	2,160

December 31, 2009	$312,164	$36,836	$349,000

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(288)	$28,434	$(43,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	66,751	53,162	51,917
Inventory impairment	1,769	8,100	—
Amortization of deferred financing costs	4,090	2,139	2,715
Loss on disposal of fixed assets	348	184	274
Gain on extinguishment of debt	(23,831)	—	—
Change in fair value of interest rate swaps	(2,827)	(1,378)	(1,553)
Distributed (undistributed) earnings in unconsolidated joint	30	604	(520)
Deferred income tax expense (benefit)	(4,620)	(5,436)	1,537
Non-cash compensation related to equity awards	2,160	1,184	2,781
Decrease (increase) in
Accounts receivable	(16,680)	42,815	8,710
Due to/from related party	(6,180)	(6,007)	14,704
Inventories of products, materials and supplies	44,060	(86,738)	17,793
Other assets	(305)	(1,377)	(1,525)
Increase in
Accounts payable-trade, other payables and accruals, and long-term liabilities	8,328	4,541	28,647

Net cash provided by operating activities	72,805	40,227	81,737

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,101)	(24,093)	(28,713)
Purchase of software	(15,322)	—	—
Proceeds from sale of property, plant and equipment	3,870	26	43

Net cash used in investing activities	(49,553)	(24,067)	(28,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	144,000	316,250	48,500
Repayment of debt	(308,131)	(279,644)	(92,148)
Cash contribution from member	126,725	10,000	—
Proceeds from (repayment of) insurance note payable	—	(494)	(245)
Deferred financing costs	(3,216)	—	—

Net cash provided by (used in) financing activities	(40,622)	46,112	(43,893)

Effect of exchange rate differences on cash	(14,735)	(9,153)	(4,498)

Net increase (decrease) in cash and cash equivalents	(32,105)	53,119	4,676
Cash and cash equivalents at beginning of period	101,396	48,277	43,601

Cash and cash equivalents at end of period	$69,291	$101,396	$48,277

Supplemental Disclosures
Cash paid during the period for income taxes	$9,164	$11,251	$8,912
Cash paid during the period for interest	$34,707	$39,533	$37,052

See Notes to Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements

1. Summary of Operations and Significant Accounting Policies

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s United States (U.S.) operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (a company with no obligations). We believe we are the world’s leading producer in terms of sales revenues and sales volumes of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered over 40 years ago. SBCs are highly-engineered synthetic elastomers which enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the largest and most diversified SBC plant in the world, as well as plants in Germany, France, Brazil, and Japan. The plant in Japan is operated by a unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying Consolidated Financial Statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Kraton’s results of operations and financial position.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties and other contingencies.

Reclassifications. Certain amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior periods have been reclassified to conform to the current reporting presentation.

Cash and Cash Equivalents. It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of 3 months or less to be cash equivalents.

Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables. We determine the allowance based on historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Past due balances over 90 days and above a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to spoiling or obsolescence and consequently our reserves for slow moving and obsolete inventory have historically not been significant. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Derivative Instruments and Hedging Activities. Kraton accounts for derivatives and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging (Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended), which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in cash flow hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

For all hedging relationships, Kraton formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. Kraton also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Kraton discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Kraton continues to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, Kraton discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. We did not record any capitalized interest in any periods presented. Depreciation is provided using the straight-line method over the following average estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Computer hardware/information systems	3 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years

Major Maintenance Activities. Kraton incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

Asset Retirement Obligations. We account for asset retirement obligations pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. ASC 410-20 also requires us to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is to be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

We have no assets that are legally restricted for purposes of settling asset retirement obligations. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our manufacturing assets in the United States and Brazil, our manufacturing assets in Europe are all located on leased land. For these assets, we used the lease termination dates as the estimate for when our asset retirement obligations related to those assets will be settled.

Long-Lived Assets. In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, (FASB Statement No. 144, Accounting for the

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, Kraton first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Identifiable Intangible Assets. We have identifiable intangible assets related to technology, tradenames/trademarks, customer relationships and software as detailed in Note 3 below. Identifiable intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years.

Pension and Other Postretirement Plans. Kraton has a noncontributory defined benefit pension plan covering substantially all of its employees upon their retirement. The benefits are based on age, years of service and the level of compensation during the five years before retirement. Kraton also sponsors a defined benefit health care plan for substantially all retirees and full-time employees.

Kraton records annual amounts relating to its pension and postretirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. Kraton reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. Kraton believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within equity in earnings of unconsolidated joint venture in the Consolidated Statements of Operations.

We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Deferred Financing Costs. We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.

Disclosures about Fair Value of Financial Instruments. The carrying amount approximates fair value for cash and cash equivalents, receivables, accounts payable and certain accrued expenses due to the short maturities of these instruments. The fair values of long-term debt instruments and the interest rate swap agreements are estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

Revenue Recognition. We recognize revenue from sales when title transfers. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

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

Research and Development Expenses. Research and development expenses are expensed as incurred.

Leases. All leases entered into as of December 31, 2009 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

Income Taxes. We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, and losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of other comprehensive income (loss) in member’s equity.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements—2009. The following new accounting pronouncements were adopted during 2009 and the effect of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Adopted Accounting Standards

In January 2009, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position (“FSP”) No. FAS No. 132(R)-1 “Employers Disclosures about Pensions and Other Postretirement Benefit Plan Assets” (“FSP FAS No. 132(R)-1”), included in the Codification as ASC 715-20-65-2. This topic provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This topic is effective for fiscal years ending after December 15, 2009. Our adoption of the new guidance did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. Our adoption of the new guidance did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), included in the Codification as ASC 350-30-50-4. This topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted this topic, which did not have any impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”), included in the Codification as ASC 815-10-65-1. This topic requires enhanced disclosure related to derivatives and hedging activities. This topic must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this topic on January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations,” included in the Codification as ASC 805-10-05-2. The primary requirements of this topic are as follows: (i) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (ii) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (iii) All transaction costs will be expensed as incurred. This topic is effective as of the beginning of an entity’s first fiscal year beginning

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

after December 15, 2008. Our adoption of this topic on January 1, 2009 has had no impact to our financial position, results of operations or cash flows. A significant impact may, however, be realized on any future acquisitions by us. The amount of such impact will depend on the nature and terms of such future acquisition, if any.

New Accounting Pronouncements. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2009:

Future Adoption of Accounting Standards

In October 2009, FASB, issued Accounting Standards Update (ASU), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Arrangements—consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

2. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” previously referred to as SFAS No. 123(R), which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. See Note 12 for further discussion.

See Note 7(f) for a description of the TJ Chemical Holdings LLC 2004 Option Plan. There were 0, 11,463,118 and 50,000 options granted under this plan to our employees and directors during the years ended December 31, 2009, 2008 and 2007, respectively. We awarded 74,008 shares of restricted stock on December 22, 2009. There were no options exercised during the years ended December 31, 2009, 2008 and 2007, respectively.

We record non-cash compensation expense for the restricted membership units, notional membership units and option awards over the vesting period using the straight-line method. We recorded share-based employee compensation expense of approximately $1.4 million, $0.8 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, net of tax effects of $0.8 million, $0.4 million and $0.9 million, respectively. At December 31, 2009, there was approximately $1.4 million of unrecognized compensation cost related to non-vested option awards, and $1.5 million of unrecognized compensation expense related to non-vested restricted membership unit and notional membership unit awards expected to be recognized over a weighted-average period of 6.8 years.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Stock Option Activity

Information pertaining to option activity for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value(1)
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2008	22,101	$1.00	6.8	—
Granted	—
Exercised	—
Forfeited or expired	685	1.00		—

Outstanding at December 16, 2009	21,416	1.00		—
Conversion rate is 7.4008 new to 100 old(2)
Outstanding at December 17, 2009	1,585	13.51		—
Granted	—	—		—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2009	1,585	13.51	6.8	0.1

Exercisable at December 31, 2009	955	13.51	6.0	—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
(2)	100 ÷ 7.4008 = 13.51

Prior to December 17, 2009, we engaged an independent valuation and financial consultant to estimate the fair value of the options issued using the Black-Scholes Merton option-pricing model.

The number, weighted average exercise price and weighted average remaining contractual life of options outstanding as of December 31, 2009, and the number and weighted average exercise price of options exercisable as of December 31, 2009 follow:

	Range of Exercise Prices	Options	Weighted Average Exercise Price	Weighted Average Remaining Life
		(in thousands)		(in years)
Outstanding options	$13.51	1,585	$13.51	6.8
Exercisable options	13.51	955	13.51	6.0

See Note 7(e) for a description of the TJ Chemical Holdings LLC Membership Units Plan. TJ Chemical Holdings LLC may grant time-vested restricted membership units and time-vested notional membership units to certain employees. Holders of notional membership units do not have any beneficial ownership in the underlying membership units and the grant represents an unsecured promise to deliver membership units on a future date. Actual membership units underlying the restricted membership units and the notional membership units will not be distributed until the earlier of a change in control or the termination of the grantee’s employment.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

The following table represents the restricted membership units, notional membership units and restricted stock granted, vested and forfeited during 2009.

	Unit	Grant Date Fair Value per Unit
	(in thousands)
Restricted and Notional Units and Restricted Stock
Non-vested shares at January 1, 2009	2,454	$1.00
Granted	—	—
Vested	—	—
Forfeited	729	1.00

Non-vested shares at December 16, 2009	1,725	$1.00
Conversion rate is 7.4008 new to 100 old
Non-vested shares at December 17, 2009	128	$13.51
Granted	74	13.51
Vested	—	—
Forfeited	—	—

Non-vested shares at December 31, 2009	202	$13.51

Weighted-Average Assumptions for Option Pricing

	2009	2008	2007
Risk-free interest rate	n/a	3.59%	3.40%
Expected dividend yield	n/a	0.00%	0.00%
Expected volatility	n/a	0.38	0.40
Expected term	n/a	5 years	5 years

Since our membership units were privately held prior to the IPO, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair value per option at the date of grant for options granted in 2008 and 2007 was $0.31 in both years, as valued using the Black-Scholes Merton option-pricing model. No options were granted in 2009. Option grants subsequent to 2009 will be valued at the fair market value of our common stock on the date of grant.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

3. Detail of Certain Balance Sheet Accounts

	December 31,
	2009	2008
	(in thousands)
Inventories of products, net:
Finished products	$223,500	$271,449
Work in progress	3,254	1,781
Raw materials	57,504	50,963

	$284,258	$324,193

Property, plant and equipment:
Land	$8,782	$15,240
Buildings	32,467	37,601
Plant and equipment	508,057	482,880
Construction in progress	42,112	18,539

	591,418	554,260
Less accumulated depreciation	236,558	182,252

	$354,860	$372,008

Identifiable intangible assets:
Technology	$44,813	$44,813
Customer relations	35,213	35,213
Trademarks	23,194	23,194
Purchase of software	15,322	—

	118,542	103,220
Less accumulated amortization	42,741	36,169

	$75,801	$67,051

Other payables and accruals:
Employee related	$5,783	$25,418
Interest	7,366	10,316
Property and other taxes	4,255	—
Customer rebates	2,960	4,402
Income taxes payable	4,034	8,538
Derivative liabilities	2,926	5,483
Pernis restructuring	9,874	—
Other	31,107	15,192

	$68,305	$69,349

We recorded lower-of-cost-or-market adjustments for inventories in cost of goods sold of $0.7 million and $8.1 million in 2009 and 2008, respectively.

The identifiable intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years. Aggregate amortization expense for amortizing intangible assets was approximately $6.6 million, $7.0 million, and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the next five years is approximately $6.6 million. Identifiable intangibles were adjusted in 2007 for the realization of certain excess tax basis that had not previously been recognized in the consolidated financial statements.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income consists of the following:

	December 31, 2009	December 31, 2008
	(in thousands)
Foreign currency adjustments, net of tax	$55,765	$41,742
Unrealized gain on interest rate swaps, net of tax	(1,780)	(2,111)
Pension adjustment, net of tax	(17,149)	(33,808)

Total accumulated other comprehensive income	$36,836	$5,823

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$—	$50,000
Term loans	221,729	325,071
8.125% Notes	170,000	200,000
Less 8.125% Notes held as Treasury Bonds	(7,000)	—

Total debt	384,729	575,071
Less current portion of long-term debt	2,304	3,343

Total long-term debt	$382,425	$571,728

(a) Term Loans and Revolving Loans. On May 12, 2006 we entered into an amendment (the “Amendment”) to our senior secured credit agreement, or the Credit Agreement, dated as of December 23, 2003, as amended as of March 4, 2004, as further amended as of October 21, 2004 and as further amended as of February 16, 2006 in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.0% Discount Notes. On May 12, 2006 all but $250,000 of the $150,000,000 12.0% Discount Notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% Discount Notes) were accepted for payment and purchased for aggregate total consideration equal to $128,785,000.

The amendment as of May 12, 2006, or the 2006 Amendment, provided for, among other things, a term facility of $385 million, representing a $25 million increase over the original term facility and extended the maturity of the term facility from December 23, 2010 to May 12, 2013. In addition, the 2006 Amendment extended the maturity of the revolving facility from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing revolving facility from $60 million to $80 million, subject to new revolving lenders becoming parties to the Credit Agreement. On June 7, 2006, Kraton entered into a joinder agreement with a new revolving lender that increased the revolving facility to $75.5 million from $60.0 million. The 2006 Amendment also reduced the interest rate margin on the term facility, eliminated or amended certain affirmative and negative covenants, including a covenant that limited Kraton’s ability to make capital expenditures and modified the financial ratios Kraton is required to maintain. On the effective date of the 2006 Amendment, Kraton borrowed the full $385 million available under the new term facility and used the proceeds to prepay in

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

full existing borrowings under the original term facility, to make a distribution to us to provide a portion of the funds necessary to consummate a tender offer for the 12.0% senior discount notes issued by us and Polymer Holdings Capital Corporation on November 2, 2004 and pay fees and expenses related to the foregoing.

The amendment as of October 20, 2009, or the October 2009 Amendment, permits Kraton to convert all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans. The extended term loans are required to be substantially identical to the terms of the existing term facility, with the exception of scheduled installment payments and maturity, fees, interest rates and prepayment rights. There is no limit on the number of classes of term loans outstanding at any one time. The October 2009 Amendment also permits Kraton to establish separate classes (but in no event more than three at any time) of commitments to replace all or a portion of the existing revolving commitments. The terms of Replacement Revolving Commitments are required to be substantially identical to the terms of the existing revolving commitments, with the exception of maturity, fees and interest rates. Finally, the October 2009 Amendment also allows the Borrower to incur indebtedness secured pari passu with the collateral securing the existing lenders under the existing Credit Agreement to refinance existing term loans. This refinancing indebtedness may not amortize or mature prior to the maturity of the existing term loans.

A further amendment on November 30, 2009, or the November 2009 Amendment, increased the maximum available borrowings under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013.

Kraton is the borrower under the amended Credit Agreement and its wholly-owned domestic subsidiaries along with us have guaranteed the amended Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock and the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

For the years ended December 31, 2009, 2008 and 2007, Kraton made prepayments on the term portion of its senior secured credit facility in the amounts of $100.0 million, $10.0 million and $40.0 million, which resulted in the write off of approximately $1.5 million, $0.2 million and $0.6 million of deferred financing cost, respectively.

As of December 31, 2009, Kraton had no outstanding borrowings under the revolving facility.

The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

In these notes to the consolidated financial statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

Maturity. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The loans made under the existing term facility are payable in 10 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Interest. The loans made under the existing term facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. Interest is payable on the last day of each interest period selected by Kraton under the Credit Agreement, and in any event at least quarterly. The average effective interest rates on the loans made under the existing term facility for the years ended December 31, 2009 and 2008 were 4.5% and 5.0%, respectively. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the revolving commitments, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of revolving commitments extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $200,000 portion of the revolving commitments that were not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum, depending on Kraton’s leverage ratio, or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum, depending on Kraton’s leverage ratio. The unused commitment fee for the unextended revolving commitments is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of certain equity offerings of TJ Chemical Holdings LLC or us (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of Kraton’s excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the term facility and thereafter to the revolving facility.

Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the Lenders with financial statements and other financial information and to provide the Lenders notice of material events and information regarding collateral.

The Credit Agreement contains certain negative covenants that, among other things, restrict Kraton’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with its affiliates, amend or modify certain agreements and charter documents and change its fiscal year. The covenants also restrict our activities. Kraton is required to maintain a fiscal quarter end interest coverage ratio of at least 2.75:1.00 through December 31, 2009; and of at least 3.00:1.00 beginning March 31, 2010 and continuing thereafter. In addition, Kraton is required to maintain a fiscal quarter end leverage ratio not to exceed 4.00 beginning December 31, 2009 and continuing thereafter.

On January 14, 2008, we received an equity investment of $10.0 million, of which $9.6 million was included in the financial covenant calculation for the twelve-month period ending December 31, 2007 and was included in the fiscal quarter covenant calculations through the fiscal quarter ending September 30, 2008 pursuant to the equity cure provisions included in the Credit Agreement.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

(b) Senior Subordinated Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Polymer Holdings and each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC, which we refer to collectively as the Subsidiary Guarantors, have guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at December 31, 2009 and 2008, was $163 million and $200.0 million.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15.

Optional Redemption. Kraton may redeem all or a part of the senior subordinated notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if any, on the Notes redeemed to the applicable redemption date.

Year	Percentage
2010	102.708%
2011	101.354%
2012	100.000%
2013 and thereafter	100.000%

Purchase of a Portion of the Senior Subordinated Notes. In April 2009, TJ Chemical purchased approximately $6.3 million face value of the senior subordinated notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the senior subordinated notes, TJ Chemical contributed the purchased notes to us, and we in turn contributed the notes to Kraton. No equity interest or other consideration was issued in exchange for the contribution of the senior subordinated notes, although equity of each of Kraton Performance and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the senior subordinated notes as treasury bonds. Also in April 2009, Kraton purchased approximately $0.7 million face value of the senior subordinated notes for cash consideration of $0.3 million which Kraton is holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

On March 16, 2009, Kraton purchased and retired $30 million face value of the senior subordinated notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these senior subordinated notes.

Covenants. The 8.125% Notes contain certain affirmative covenants including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of December 31, 2009, we were in compliance with all covenants under the 8.125% Notes.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

(c) Debt Maturities. The estimated remaining principal payments on our outstanding total debt as of December 31, 2009, are as follows:

Principal Payments
(in thousands)
December 31:
2010	$2,304
2011	$2,304
2012	$109,137
2013	$107,984
2014 and thereafter	$163,000

Total debt	$384,729

5. Deferred Financing Costs

We capitalize financing fees and other related costs and amortize them to interest expense over the term of the related debt instrument using the effective interest method. We amortized $4.1 million, $2.1 million and $2.7 million in deferred financing costs in the years ended 2009, 2008 and 2007, respectively. In December 2009 we made a $100.0 million pre-payment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $1.5 million of deferred financing cost. In June 2008 we made a $10.0 million voluntary prepayment of outstanding indebtedness under the Term Loans, which resulted in the write off of approximately $0.2 million of deferred financing cost. In addition, during the year ended December 31, 2007, we made voluntary prepayments under the Term Loans in the amount of $40.0 million, which resulted in the write off of approximately $0.6 million of deferred financing cost.

We incurred approximately $3.2 million of fees in connection with the amendment to our Term Loan and Revolving loan in 2009, and these fees were recorded as deferred financing costs during the year ended December 31, 2009. In 2008, we incurred fees of approximately $1.2 million associated with preliminary analysis of refinancing options associated with our Credit Agreement and recorded a charge of $1.2 million to selling, general, and administrative expense in the consolidated statements of Operations as we determined our refinancing efforts were not probable due to current market condition.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

6. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting basis and tax basis of the assets and liabilities, and the ultimate realization of any deferred tax asset resulting from such differences.

The provision (benefit) for income taxes on income from continuing operations is comprised of the following:

	December 31,
	2009	2008	2007
	(in thousands)
Current tax provision:
U.S.	$422	$262	$12
Foreign	8,239	13,614	4,589

Total	8,661	13,876	4,601

Deferred tax provision:
U.S.	(282)	(42)	2,509
Foreign	(9,743)	(5,394)	(972)

Total	(10,025)	(5,436)	1,537

Income tax expense (benefit)	$(1,364)	$8,440	$6,138

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. In connection with the acquisition, the book basis of foreign assets and liabilities was stepped-up to their estimated fair market value.

Income (loss) before income taxes is comprised of the following:

	December 31,
	2009	2008	2007
	(in thousands)
Income (loss) before income taxes:
U.S.	$9,661	$7,122	$(29,181)
Foreign	(11,313)	29,752	(8,424)

Total	$(1,652)	$36,874	$(37,605)

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that gave rise to significant components of deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax liabilities:
Property, plant and equipment	$96,424	$100,104
Identifiable intangibles	2,986	4,921

Total deferred tax liabilities	99,410	105,025

Deferred tax assets:
Net operating loss carryforward	(116,438)	(113,519)
Inventory	(3,270)	(3,563)
Exchange rate differences	(236)	(1,210)
Interest rate swaps	(1,097)	(2,022)
Pension accrual	(15,971)	(18,716)
Other Accruals and Reserves	(8,976)	(9,465)

Total deferred tax assets	(145,988)	(148,495)

Valuation allowance for deferred tax assets	56,956	63,677

Net deferred tax liabilities	$10,378	$20,207

	December 31
	2009	2008
	(in thousands)
Net deferred tax liabilities of:
Current deferred tax assets	$(14,730)	$(24,196)
Non-current deferred tax assets	(168,979)	(166,930)
Current deferred tax liabilities	11,624	9,418
Non-current deferred tax liabilities	182,463	201,915

Net deferred tax liabilities	$10,378	$20,207

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below:

	December 31,
	2009	2008	2007
	(in thousands)
Income Taxes at the Statutory Rate	$(578)	$12,906	$(13,162)
Foreign Tax Rate Differential	(97)	(3,294)	3,331
State Taxes	(225)	(86)	(3,012)
Permanent Differences—Netherlands Participation Exemption	(784)	(903)	0
Permanent Differences—Other	(48)	682	(135)
Differences in Foreign Earnings Remitted	4,165	6,354	4,043
Tax Credits	(122)	—	—
Other	(189)	—	—
Tax Benefit Related to Foreign Losses	(2,597)	—	—
Change in Valuation Allowance and Uncertain Tax Positions	(889)	(7,219)	15,073

Income Tax Expense (Benefit)	$(1,364)	$8,440	$6,138

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2009	2008	2007
Income Taxes at the Statutory Rate	35.0%	35.0%	35.0%
Foreign Tax Rate Differential	5.9%	(8.9)%	(8.9)%
State Taxes	13.6%	(0.2)%	8.0%
Permanent Differences—Netherlands Participation Exemption	47.5%	(2.4)%	0.0%
Permanent Differences—Other	2.9%	1.8%	0.4%
Difference in Foreign Earnings Remitted	(252.1)%	17.2%	(10.7)%
Tax Credits	7.4%	0.0%	0.0%
Other	11.4%	0.0%	0.0%
Tax Benefit Related to Foreign Losses	157.2%	0.0%	0.0%
Change in Valuation Allowance and Uncertain Tax Positions	53.8%	(19.6)%	(40.1)%

Effective Tax Rate	82.6%	22.9%	(16.3)%

As of December 31, 2009, we had $331.3 million of operating loss carryforwards for income tax purposes, of which $233.8 million relates to the United States and the remaining $97.5 million relates to foreign jurisdictions. The United States operating loss carryforwards will expire in 2024, 2025, 2026 and 2027, if not utilized in prior years. We anticipate taxable income in future years that will allow us to utilize the carryforwards that have not had a valuation allowance placed against them.

As of December 31, 2009 and 2008, a valuation allowance of $57.0 million and $63.7 million, respectively, had been recorded related to certain deferred tax assets. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards and deferred tax assets in certain jurisdictions.

In assessing realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon management’s expectations at December 31, 2009, management believes it is more likely than not, that we will realize the benefit of the deferred tax assets, net of the existing valuation allowances.

We provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in ASC 740-10-05, Accounting for Uncertainty in Income Taxes, and are included in both income taxes in current liabilities and in deferred income taxes and other liabilities in the consolidated balance sheets.

Effective January 1, 2007, we adopted the principles of ASC 740-10-05, Accounting for Uncertainty in Income Taxes, which prescribes the minimum recognition threshold a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a ASC 740-10-05, we recognized no change in the liability for unrecognized tax benefits or accrued interest and penalties. We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2009, our 2005 through 2008 U.S. federal income tax returns remain open to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

As of January 1, 2009, we had total unrecognized tax benefits of approximately $1.1 million. During the year ended December 31, 2009, we had a change in certain tax positions mainly related to prior tax periods. The increase of $0.1 million in these tax positions was primarily due to recognizing additional reserve needs in connection with an ongoing tax audit in Asia. As of December 31, 2009, we estimated $ 1.2 million in unrecognized tax benefits, that if recognized, would impact the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statement of operations. During the year ended December 31, 2009, we recognized additional interest and penalties charges related to unrecognized tax benefits. As of January 1, 2009, we believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year. As of the year ended December 31, 2009, no material changes, other than the tax audit related charges mentioned above, have occurred in our estimates or expected events related to anticipated changes in our unrecognized tax benefits.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties
	(in thousands)
Balance at January 1, 2009	$1,144	$83
Increase in prior year tax positions	11	38

Balance at December 31, 2009	$1,155	$121

7. Employee Benefits

(a) U.S. Retirement Benefit Plans. We have a noncontributory defined benefit pension plan in the United States, which covers all salaried and hourly wage employees, who were employed by us on or before December 31, 2005. Employees who begin their employment with us after December 31, 2005 are not covered by our noncontributory defined benefit pension plan in the U.S. The benefits under this plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

The 2009 measurement date of the plans’ assets and obligations was December 31, 2009. Based on the funded status of our defined benefit pension plan as of December 31, 2009, we reported an increase in our accumulated other comprehensive income of approximately $12.3 million and a related decrease in accrued pension obligations. Accrued pension obligations are included in long-term liabilities on our consolidated balance sheet. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2009	2008
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$82,163	$62,061
Service cost	2,813	2,281
Interest cost	4,690	4,275
Benefits paid	(2,086)	(1,880)
Actuarial (gain) loss	(10,691)	15,268
Plan amendments	—	158

Benefit obligation at end of year	$76,889	$82,163

Change in plan assets
Fair value at beginning of year	$39, 111	$46,329
Actual return on plan assets	9,106	(14,313)
Employer contributions	4,190	8,974
Benefits paid	(2,086)	(1,880)

Fair value at end of year	$50,321	$39,110

	December 31,
	2009	2008
Development of net amount recognized
Funded status	$(26,568)	$(43,052)
Unrecognized net prior service cost	—	—
Unrecognized actuarial loss	—	—

Net amount recognized in long-term liabilities	$(26,568)	$(43,052)

The projected benefit obligation, fair value of plan assets and accumulated benefit obligation for the Plan with accumulated benefit obligations in excess of plan assets were $76.9 million, $50.3 million and $67.7 million, respectively, as of December 31, 2009 and $82.2 million, $39.1 million and $70.0 million, respectively, as of December 31, 2008.

Net periodic pension costs consist of the following components:

	December 31,
	2009	2008	2007
	(in thousands)
Service cost benefits earned during the period	$2,813	$2,281	$2,561
Interest on prior year’s projected benefit obligation	4,690	4,275	3,842
Expected return on plan assets	(4,680)	(4,084)	(3,646)
Amortization of net actuarial	514	—	—
Recognized curtailment loss	—	—	—
Recognized loss due to special term benefits	—	158	—

Net periodic pension costs	$3,337	$2,630	$2,757

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2009	2008
Weighted average assumptions used to determine benefit obligations
Measure date	12/31/2009	12/31/2008
Discount rate	6.38%	5.73%
Rates of increase in salary compensation level	3.00%	3.70%
Weighted average assumptions used to determine periodic benefit cost
Discount rate	5.73%	6.64%
Rates of increase in salary compensation level	3.70%	3.50%
Expected long-term rate of return on plan assets	8.50%	8.50%

The expected long-term rate of return on assets assumption is derived from a study conducted by our actuaries. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. plan effective for the current year will remain at 8.5%.

Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The current weighted-average target asset allocation is as follows: equity securities 64.0%, debt securities 35.5%, real estate 0.0%, and other 0.5%. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

Kraton’s pension plan asset allocations at December 31, 2009, and 2008, by asset category are as follows:

	Percentage of Plan Assets at December 31
Asset Category	2009	2008
Equity securities	64.6%	62.5%
Debt securities	34.9%	37.0%
Real estate	0.0%	0.0%
Other	0.5%	0.5%

Total	100.0%	100.0%

Equity securities include Kraton Performance Polymers common stock in the amounts of $0 (0 percent of total assets) and $0 (0 percent of total assets) at December 31, 2009, and 2008, respectively.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

	Pension Plan Assets Fair Value Measurements at December 31, 2009
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Money Market Mutual Fund	$244	$244	$—	$—
Commingled Pool Equity
FMTC US Equity Index Pool(d)	6,224		6,224
Pyramis Intl Growth Com Pool(e)	3,015		3,015
Pyramis Quant LG Cap Cor Com Pool(f)	2,547		2,547
Pyramis Select Intl Equity(g)	5,486		5,486
Pyramis Small Company Com Pool(h)	5,008		5,008
Pyramis US Total Market Equity(i)	10,230		10,230

Total	32,510		32,510
Commingled Pool Debt
Pyramis EMG MKT Debt Com Pool(a)	1,022		1,022
Pyramis High Yield Bond Com Pool(b)	2,095		2,095
Pyramis Long Duration(c)	14,451		14,451

Total	17,568		17,568

Total	$50,322	$244	$50,078	$—

(a)	Portfolio with the primary objective to achieve superior total returns primarily through investments in debt securities of emerging countries.
(b)	Portfolio with the primary objective to achieve superior total returns through investments in a universe of lower-rated and non-rated debt securities providing high current income.
(c)

Portfolio with the primary objective to generate returns that exceed the Barclays Capital® US Long Government/Credit Bond Index through investments in investment-grade fixed-income securities and commingled vehicles.

(d)	Portfolio with the primary objective to provide investment results that correspond to the total return performance of common stocks publicly traded in the United States.
(e)	Portfolio with the primary objective to seek long-term growth of capital primarily through investments in foreign equity securities.
(f)

Portfolio with the primary objective to consistently provide excess return over the S&P 500® Index through active stock selection while maintaining portfolio risk characteristics similar to the benchmark.

(g)	Portfolio with the primary objective to seek long-term growth of capital primarily through investments in foreign securities.
(h)	Portfolio with the primary objective to achieve long-term growth of capital, principally by investing in the equity securities of smaller, growing companies.
(i)

Portfolio with the primary objective to provide excess return over a market cycle relative to the Dow Jones U.S. Total Stock Market Index® (Index), an unmanaged index of all U.S. headquartered companies maintained by Whilshire Associates, while maintaining similar style characteristics and sector weights.

Contributions. We expect to contribute $3.2 million to our pension plan in 2010.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2010	2,202
2011	2,382
2012	2,572
2013	2,845
2014	3,230
Years 2015-2019	23,120

$36,351

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and/or a non-qualified defined contribution restoration plan (“benefit restoration plans”) which are intended to restore certain benefits under the noncontributory defined benefit pension plan in the United States and the Kraton Savings Plan in the United States, respectively, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We made $0.9 million in contributions to the benefit restoration plans for the years ended December 31, 2009 and no contribution for the year ended December 31, 2008 and 2007. As of December 31, 2009 and 2008, amounts recognized in the statement of financial position as a component of long-term liabilities for the benefit restoration plans were $0.4 million and $1.0 million, respectively.

We have established a defined benefit plan in Japan designed to be equivalent to the plan previously provided by Shell Chemicals and covers substantially all Japan employees. Our contributions to the plan for the years ended December 31, 2009, 2008 and 2007 were $0.19 million, $0 million, and $0.02 million, respectively. As of December 31, 2009, 2008, and 2007 amounts recognized in the statement of financial position as a component of long-term liabilities for the defined benefit plan were $1.3 million, $1.3 million and $0.9 million, respectively.

(c) Postretirement Benefits Other Than Pensions. Health and welfare benefits are provided to benefit eligible employees in the United States who retire from Kraton and were employed by us prior to January 1, 2006. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with an annual cap on premiums that varies based on years of service and ranges from $7,000 to $10,000 per employee. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses are incurred. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

Employees who were retirement eligible as of February 28, 2001, have at their option the right to participate in either Shell Chemicals or Kraton postretirement health and welfare plans.

ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status as of the end of the fiscal year. The 2009 measurement date of the plans’ assets and obligations was December 31, 2009. We are also required to recognize as a component of accumulated other comprehensive income the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

Based on the funded status of our postretirement benefit plan as of December 31, 2009, we reported a decrease of approximately $0.8 million in accrued postretirement obligations.

It has been determined that the plan’s retiree prescription plan is actuarially equivalent for the Medicare Part D subsidy. The accumulated postretirement benefit obligation for the year ended December 31, 2009 decreased approximately $3.2 million due to the inclusion of the Medicare Part D subsidy.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial assumptions are as follows:

	December 31,
	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$16,138	$13,341
Service cost	392	332
Interest cost	1,058	871
Benefits paid	(614)	(772)
Actuarial loss	1,499	2,102
Plan amendments	—	264

Benefit obligation at end of period	$18,473	$16,138

Reconciliation of plan assets(1):
Employer contributions	$614	$772
Benefits paid	(614)	(772)

	$—	$—

(1)	As part of the Ripplewood Transaction, Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $6.6 million and $6.5 million as our estimate of the present value of this commitment as of December 31, 2009 and 2008, respectively.

	December 31,
	2009	2008
	(in thousands)
Development of net amount recognized:
Funded status	$(18,474)	$(16,138)
Unrecognized cost: Actuarial gain	—	—

Amount recognized in long-term liabilities	$(18,474)	$(16,138)

Net periodic benefit costs consist of the following components:

	December 31,
	2009	2008	2007
	(in thousands)
Service cost	$392	$332	$357
Interest cost	1,058	871	776
Amortization of net actuarial loss	231	—	—
Restructuring costs	—	264	—

Net periodic benefit costs	$1,681	$1,467	$1,133

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2009	2008
Weighted average assumptions used to determine benefit obligations
Measurement date	12/31/2009	12/31/2008
Discount rate	6.17%	5.76%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to net periodic benefit cost
Discount rate	5.76%	6.49%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2009	2008
Assumed health care cost trend rates
Health care cost trend rate assumed for next year	8.00%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2014

The discount rate for 2009 was based in part on the average Moody’s Aa Corporate Bond Yield and the average Citigroup Pension Liability Index, which were 5.49% and 5.96%, respectively. The Fidelity Investments bond modeler was used to compare the expected future cash outflows to the bonds included in the indices noted above.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1%-point change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$52	$(76)
Effect on postretirement benefit obligation	622	(931)

(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. We amended and restated the Savings Plan in April 2002, to comply with changes in legislation in 2002, and subsequently submitted and received an IRS determination letter.

Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions. Contributions are subject to annual dollar limitations set forth in the Internal Revenue Code. Effective January 1, 2006 we modified the Kraton Savings Plan to have three types of employer contributions. After completing one year of service, we will make a matching contribution of 50% of the first 6% contributed by the employee and after completing five years of service we will make a matching contribution of 100% of the first 6% contributed by the employee. For employees who have completed nine or more years of service and elected to remain a participant in the pension plan, we made a transition contribution of 4% during 2006 and reduced transition contribution of 2% in 2007. For employees who elected to lock in their Kraton pension benefits as of December 31, 2005, we make enhanced employer contributions of 3% for employees who have less than five years of service and a 4% contribution for employees who have five or more years of service. For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Overall, a participant may direct up to a maximum of 100% of eligible earnings to this Plan, but cannot exceed the IRS maximum limit for the combined total of employee and employer contributions. Our contributions to the plan for the year ended December 31, 2009, 2008 and 2007, were $2.7 million, $2.2 million, and $2.7 million, respectively.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

(e) Membership Units. We provided certain key employees who held interests in us prior to the acquisition the opportunity to roll over their interests into membership units of Management LLC, which owns a corresponding number of membership units in TJ Chemical. Additional employees have also been given the opportunity to purchase membership units in TJ Chemical through Management LLC at the original buy-in price. The membership units are subject to customary tag-along and drag-along rights, as well as a company call right in the event of termination of employment. In addition, pursuant to Messrs. Gregory and Fogarty employment agreements, on September 10, 2004 and June 15, 2005, TJ Chemical granted a notional restricted unit award with a fair value at the grant date of $875,000 and $300,000, to Messrs. Gregory and Fogarty, respectively. Each of these awards were vest 20% on each of the first five anniversaries of their employment commencement dates, so long as Messrs. Gregory and Fogarty remain employed by us through the applicable vesting date. The actual membership units would not be distributed until the earlier of: (1) a change in control; or (2) the termination of either Messrs. Gregory and Fogarty’s employment. TJ Chemical granted two restricted membership unit awards having a fair value at the grant date of $200,000 and $100,000 each to David Bradley. The award for $200,000 will vested 20% on each of the first five anniversaries of his employment commencement date (April 1, 2004), so long as Mr. Bradley remained employed by us through the applicable vesting date. The award for $100,000 vests 20% on each of the first five anniversaries, and commenced vesting, on February 1, 2006, so long as Mr. Bradley remains employed by us through the applicable vesting date. TJ Chemical granted a restricted membership unit award to Nicholas G. Dekker on October 6, 2006 having a fair value at the grant date of $150,000. This award vests 20% on each of the first five anniversaries of his employment as our Chief Financial Officer and Vice President (October 6, 2006), so long as Mr. Dekker remains employed by us through the applicable vesting date. In connection with their promotions, Messrs. Fogarty and Bradley were awarded additional restricted membership units in the amount of 600,000 and 300,000, respectively, on June 19, 2008. These restricted membership Units vest 1/3 on each of the first three anniversaries of the grant date, so long as they remain employed through the applicable vesting date. The amount to Messrs. Gregory, Bradley, Fogarty and Dekker will be recognized in earnings over the vesting period on a straight-line basis.

In connection with his termination of employment, Mr. Gregory retained 151,000 membership units, and was paid out at a price of $1.00 per unit for 149,000 units as part of his Separation Agreement. In connection with his termination of employment, Mr. Dekker was paid out at a price of $1.00 per unit for his total units of $50,000. As of December 31, 2008, there were 1,886,000 membership units of Management LLC issued and outstanding.

Effective as of the Initial Public Offering (“IPO”), Management LLC transferred all outstanding grants of membership units to Polymer Holdings (now Kraton Performance Polymers, Inc). The outstanding equity and equity awards of Management LLC held by the Named Executive Officers was cancelled and converted into equity or equity awards of equal value of common shares of Kraton Performance Polymers, Inc. The remaining terms of all outstanding awards remained substantially the same, including with respect to vesting and forfeiture provisions.

(f) TJ Chemical Holdings LLC 2004 Option Plan. On September 9, 2004, TJ Chemical adopted an option plan, or the Option Plan, which allows for the grant to key employees, consultants, members and service providers of TJ Chemical and its affiliates, including us, of non-qualified options to purchase TJ Chemical membership units. The aggregate number of membership units with respect to which options may be granted under the Option Plan shall not exceed an amount representing 8% of the outstanding membership units and profits units of TJ Chemical on March 31, 2004, on a fully diluted basis. As of December 31, 2008 and 2007 there were 22,101,118 and 14,670,000 options granted and outstanding, respectively. All options granted in fiscal 2008, fiscal 2007 and fiscal 2006 had an exercise price of $1 per membership unit, which is equal to or in excess of the fair value of the membership unit on the date of grant. The options generally vest in 20% annual increments from the date of grant. However, the Compensation Committee determined that a shorter vesting period was appropriate for grants made during the 2008 fiscal year and therefore options granted in 2008 were set

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

to vest in increments of 1/3 over 3 years. With respect to directors, previous to 2008 options were exercisable in 50% increments annually on each of the first two anniversaries of the grant date, so long as the holder of the option is still a director on the vesting date. In 2008, options granted to directors were granted in increments of 1/3 over 3 years, except the Chairman who has a one year vesting period. The exercise price per membership unit shall equal the fair market value of a membership unit on the date of exercised. Upon a change in control, the options will become 100% vested if the participant’s employment is terminated without cause or by the participant for good reason (as each term is defined in the Option Plan) within the 2-year period immediately following such change in control.

The Compensation Committee of Kraton Polymers administers the Option Plan on behalf of TJ Chemical, including, without limitation, the determination of the individuals to whom grants will be made, the number of membership units subject to each grant and the various terms of such grants. The Committee will have the right to terminate all of the outstanding options at any time and pay the participants an amount equal to the excess, if any, of the fair market value of a membership unit as of such date over the exercise price with respect to such option, or the spread. Generally, in the event of a merger (except a merger where membership unit holders receive securities of another corporation), the options will pertain to and apply to the securities that the option holder would have received in the merger; and in the event of a dissolution, liquidation, sale of assets or any other merger, the Committee has the discretion to: (1) provide for an “exchange” of the options for new options on all or some of the property for which the membership units are exchanged (as may be adjusted by the Committee); (2) cancel and cash out the options (whether or not then vested) at the spread; or (3) provide for a combination of both. Generally, the Committee may make appropriate adjustments with respect to the number of membership units covered by outstanding options and the exercise price in the event of any increase or decrease in the number of membership units or any other corporate transaction not described in the preceding sentence.

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

As of the effective date of the IPO, TJ Chemical transferred all benefits under the Option Plan and all outstanding grants of awards to Kraton Performance Polymers, Inc. In addition, any future awards payable in membership units of TJ Chemical will be adjusted to provide for a distribution of Kraton Performance Polymers, Inc. shares of equal value. The remaining terms of all outstanding awards remain substantially the same, including with respect to vesting and forfeiture provisions.

Furthermore, effective as of the date of the IPO, the outstanding equity and equity awards of TJ Chemical held by the Named Executive Officers were cancelled and converted into equity or equity awards, as applicable, of Kraton Performance Polymers, Inc. Each membership unit was exchanged for a number of common shares of Kraton Performance Polymers, Inc. of equal value and each option was converted, in compliance with Section 409A of the Code, into an option to purchase a number of common shares equal in value to the number of membership units underlying the option at the date of the IPO, rounded down to the nearest whole share.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

(g) Polymer Holdings 2009 Equity Incentive Plan. On November 30, 2009, the Kraton Performance Polymers, Inc. board of directors and our stockholders approved the Polymer Holdings LLC Equity Incentive Plan (the “Equity Plan”) The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (“ISOs”, non-qualified stock options (“NSOs” and together with the ISOs, “Options”), stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as the board determines is necessary from time to time. As of the IPO, there were 4,350,000 shares of common stock reserved for issuance under the Equity Plan. Shares of common stock issued under the Equity Plan may be either authorized and unissued shares or treasury shares, or both, at the sole discretion of the Committee. Subject to the terms of the Equity Plan, we reserved shares, which may be issued pursuant to incentive stock options (“ISOs”). Any shares covered by an award that are not purchased or are forfeited or otherwise terminated shall be available for future grants under the Equity Plan. Furthermore, no participant may receive awards under the Equity Plan in any calendar year that relate to more than 300,000 shares of common stock.

The Committee will determine which employees and independent contractors are eligible to receive awards under the Equity Plan. In addition, the Committee will interpret the Equity Plan and may adopt any administrative rules, regulations, procedures and guidelines governing the Equity Plan or any awards granted under the Equity Plan as it deems to be appropriate. The Board may grant awards to directors. On or after the date of grant of an award, the Committee may (i) in the event of the Participant’s death, disability or retirement, or in the event of a change in control, accelerate the date on which any such award becomes vested or exercisable, as the case may be, (ii) accelerate the date on which any such award becomes transferable, (iii) extend the term of any such award, (iv) waive any conditions to the vesting, exercisability or transferability, as the case may be of such award or (v) provide for the payment of dividends or dividend equivalents with respect to any such award; provided such action would not cause tax to become due under Section 409A of the Code. The Equity Plan may be further amended or terminated by our board of directors at any time, but no amendment may be made without stockholder approval if it would require approval by stockholders in order to comply with any applicable law, regulation or the rules of the New York Stock Exchange.

The Committee may grant other stock-based awards to employees and independent contractors and our board of directors may grant such awards to directors subject to such terms and conditions as the Committee or our board of directors, as appropriate, may determine. Each such award may (i) involve the transfer of actual shares of our common stock to participants, either at the time of grant or thereafter, or payment in cash or otherwise of amounts based on the value of shares of our common stock, (ii) be subject to performance-based and/or service-based conditions, (iii) be in the form of phantom stock, restricted stock, restricted stock units, performance shares, deferred share units or share-denominated performance units, (iv) be designed to comply with applicable laws of jurisdictions other than the United States and (v) be designed to qualify as performance-based compensation.

The amount payable with respect to an award that is intended to qualify as performance-based compensation under the Equity Plan shall be determined in any manner permitted by Section 162(m) of the Code. The Committee shall establish performance measures, the level of actual achievement of performance goals and the amount payable with respect to an award intended to qualify under Section 162(m) of the Code. The grant, exercise and/or settlement of such performance or annual incentive award shall be contingent upon achievement of pre-established performance goals which shall consist of one or more business criteria and a targeted level or levels of performance with respect to each of such criteria. Performance goals shall be objective and shall otherwise meet the requirements of Section 162(m) of the Code.

We awarded 74,008 shares of restricted stock to our executives on December 22, 2009, the date the IPO closed, as follows: Mr. Fogarty, 37,004; Mr. Bradley, 22,202; and Mr. Tremblay, 14,802.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

(h) Other Equity Awards. We provided certain key employees with a grant of profits units of Kraton Management LLC (subject to the 8% pool limitation described above). Profits units are economically equivalent to an option, except that they provide the recipient/employee with an opportunity to recognize capital gains in the appreciation of TJ Chemical and its affiliates and TJ Chemical and its affiliates does not receive any deduction at the time of grant or disposition of the profits unit by the employee. Generally, pursuant to the applicable grant agreements, 50% of such profits units will vest when the fair value of TJ Chemical’s assets equals or exceeds two times the Threshold Amount, i.e., the first tranche, and the remaining 50% will vest when the fair value of TJ Chemical’s assets equals or exceeds three times the threshold amount, i.e., the second tranche, in each case, as determined by the Board of TJ Chemical, provided that the executive remains employed through the applicable vesting date. Additionally, 100% of the profits units shall vest upon the effective date of a disposition by the initial investors of 51% or more of their aggregate interests in Kraton. If at the time TJ Chemical makes a determination as to whether an individual is entitled to any appreciation with respect to the profits units, the value of the assets is more than two times, but less than three times the Threshold Amount, a pro rata portion of the second tranche will vest based on the appreciation above the two times Threshold Amount. Compensation expense will be recorded in our consolidated financial statements for this difference at the time it becomes probable the profits units will become vested. If an employees’ employment terminates prior to any applicable vesting date, such employee shall automatically forfeit all rights to any unvested profits units. As of December 31, 2009 and 2008, there were 0 shares and 900,000 profits units granted and not yet vested, respectively.

(i) 2009 Incentive Compensation Plan. On February 13, 2009, the Compensation Committee of the Board of Directors of Kraton Performance Polymers, Inc. approved and adopted the 2009 Incentive Compensation Plan, including the performance-based criteria by which potential bonus payouts to participants will be determined.

The bonus pool was based largely on EBITDA performance and as a result of our actual performance against targeted levels of EBITDA there were no incentive compensation awards under this plan in 2009.

8. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2009, are as follows: 2010—$5.4 million; 2011—$5.0 million; 2012—$4.9 million; 2013—$2.5 million; 2014—$2.3 million and thereafter—$13.1 million. We recorded $4.1 million, $8.4 million, and $8.5 million in rent expense for the years ended December 31, 2009, 2008 and 2007, respectively.

(b) Environmental and Safety Matters

Our finished products are not classified as hazardous. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

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

The Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2009, 2008 and 2007.

(c) Legal Proceedings

We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001.

9. Fair Value Measurements

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures,” previously referred to as SFAS No. 157. ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

sources, while unobservable inputs reflect our market assumptions. In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 15 for further discussion.

10. Significant Contracts

We are party to significant contracts with subsidiaries and affiliates of Shell Chemicals and LyondellBasell. These contracts are for: (1) leases of land and facilities at some of our foreign locations; (2) operating agreements where LyondellBasell operates some of our foreign manufacturing facilities; (3) site services, utilities, material and facilities agreements at some of our foreign manufacturing facilities; (4) raw material supply agreements; and (5) transitional and interim service agreements.

(a) Leases with Shell Chemicals and LyondellBasell. The land on which our manufacturing facility in Berre, France is located was leased to us by Shell Petrochimie Mediterranee (SPM) through April 1, 2008, at which time the site was sold to LyondellBasell, who now operates the site and with whom our tenancy now exists under a long-term lease due to expire in 2030. Our Wesseling, Germany manufacturing facility is located on an industrial site belonging to LyondellBasell. LyondellBasell owns the land and buildings at our Wesseling facility and leases same to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year prior written notice by either party. These lease agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(b) Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities and lease space. LyondellBasell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the applicable operating agreement, LyondellBasell employs and provides all staff, other than certain plant managers, assistant plant managers and technical personnel whom we may appoint. The agreement has an initial term of 20 years, and thereafter will automatically renew indefinitely for consecutive 5-year periods. Either party may terminate the agreement (totally or partially) under various circumstances, including if the terminating party ceases its operations at the facility and provides 18 (eighteen) months prior written notice; or if any of the services, utilities, materials and facilities agreements have been terminated, and the terminating party provides notice as required by such agreement.

Pursuant to an agreement dated March 31, 2000, LyondellBasell operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LyondellBasell a monthly fee, as well as costs incurred by LyondellBasell in providing the various services, even if the facility fails to produce any output (whether or not due to events within LyondellBasell’s control), and even

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

if we reject some or all output. This agreement has an initial term of 40 years and will automatically renew, subject to 5 (five) years prior written notice of non-renewal. This agreement will terminate at any earlier date as of which the facility can no longer be operated in a safe and efficient manner. These operating agreements, including the financial terms thereof, have all been negotiated at arm’s length.

(c) Site Services, Utilities, Materials and Facilities Agreements. LyondellBasell, through local operating affiliates, provides various site services, utilities, materials and facilities for the Berre, France manufacturing site. Generally these services, utilities, materials and facilities are provided by LyondellBasell on either a long-term basis, short-term basis or a sole-supplier basis. Items provided on a sole-supplier basis may not be terminated except upon termination of the applicable agreement in its entirety. Items provided on a long-term or short-term basis may be terminated individually under certain circumstances.

(d) Raw Materials Agreements. Styrene, butadiene and isoprene used by our U.S. facilities are primarily supplied by a portfolio of suppliers under long-term supply contracts with various expiration dates. The monomers used by our European facilities are primarily supplied by one or more LyondellBasell entities or affiliates, and other suppliers under long-term supply contracts with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with them on a short-term basis, although the number of such contracts has been increasing since 2008.

We believe our contractual arrangements with our suppliers of styrene, butadiene and isoprene provide an adequate supply of raw materials at competitive, market-based prices.

Under each of the agreements summarized below, reasonably unforeseen circumstances, including, without limitations, plant breakdowns, will excuse performance by either party. In addition, inability to acquire any supplies or components necessary for manufacturing the applicable raw material from usual sources and on terms the supplier deems reasonable will excuse supplier’s nonperformance.

Styrene. We satisfy our styrene requirements in the United States pursuant to purchase agreements that run through 2011 subject to renewal conditions.

Our contracts that satisfied our styrene requirements in Europe expired on February 28, 2010 and we have finalized negotiations with two vendors and expect to execute new supply agreements that we anticipate will provide for European Styrene supply through to February 2013. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements, or that the terms of any such agreements will be on terms favorable to us, and as a consequence, our future acquisition costs for styrene may therefore increase.

For our agreements covering our manufacturing facility in the United States, the price we pay for styrene varies with the published prices of styrene and/or the raw materials used to produce styrene. The price we pay for styrene under our agreements covering France and Germany varies to reflect the published price for styrene, even though our purchase price is subject to certain minimums and maximums that vary with other factors.

Butadiene. We currently source butadiene in the United States pursuant to contract arrangements with several suppliers, supplemented by spot supply as needed. The price we pay for butadiene is scheduled and varies based on the published prices for butadiene in world markets.

We currently source our butadiene in Europe pursuant to contracts with certain LyondellBasell entities. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

conclusion of the current term unless terminated with prior written notice by either party. The contract covering France expired pursuant to its terms on December 31, 2007; provided, however, that on December 12, 2006, we were notified by LyondellBasell of its intention to allow the contract to automatically renew for one year, and to terminate effective December 31, 2008. We are presently acquiring butadiene from an LyondellBasell entity in France under a commercial term sheet, reflecting an agreement in principle that has been reached between the parties. The price we pay for butadiene under our arrangements or agreements covering France and Germany vary based upon the published price for butadiene, the amount of butadiene purchased during the preceding calendar year, and/or the cost of butadiene manufactured. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”), on a commercial supply basis.

Isoprene. We source our global isoprene requirements through several contract arrangements. We also purchase some additional supplies of isoprene from various suppliers at prevailing market prices. In Brazil, isoprene is obtained from a local third party supplier. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed.

(e) Infineum

We have entered into several commercial agreements with Infineum, a joint venture between Shell Chemicals and ExxonMobil, related to: (1) the sharing by Infineum of certain production capacity at our Belpre, Ohio manufacturing facility; and (2) our production of certain additives for Infineum at our Belpre, Ohio and our Berre, France manufacturing facilities. The Belpre, Ohio agreements have a 30-year term, and the Berre, France agreement has a term ending in December 2010.

11. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber (“TR”), which is a wholly or predominantly composed of a block co-polymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces TR for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the TR produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	December 31,
	2009	2008	2007
Sales to related party	$—	$626	$1,210
Purchases from related party	$27,763	$37,894	$39,741

A private investment fund managed by TPG Capital L.P., which advises TPG Partners III and TPG Partners IV, has an ownership share of British Vita PLC, one of our customers. From 2007 to 2009 we have derived revenues averaging $9.2 million annually from sales to British Vita. We do not have any contractual requirements for sales to British Vita.

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG III and TPG IV, has an ownership share of Amyris Biotechnologies.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

12. Member’s Equity

Our capitalization is governed by a Second Amended and Restated Limited Liability Company Agreement dated as of March 31, 2004, or the LLC Agreement. As of December 31, 2009, one (1) membership unit was issued and outstanding, with no stated value, and owned by Kraton Performance Polymers, Inc., the sole member of Kraton Polymers LLC.

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, equipment, and are attributed to the geographic location in which they are located. Net revenues and long-lived assets by geographic region were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Total Operating Revenues:
United States	$304,265	$395,568	$366,048
Germany	121,959	149,011	145,649
Japan	73,055	70,169	53,479
The Netherlands	66,027	80,980	49,334
Brazil	40,438	40,868	36,732
China	37,123	31,421	33,956
Italy	35,934	48,328	51,569
Thailand	28,779	22,877	14,916
United Kingdom	27,425	40,401	38,364
France	27,342	39,757	30,358
Belgium	16,273	30,079	30,751
Canada	16,168	25,361	22,300
Taiwan	15,711	18,527	20,196
Poland	15,537	26,934	22,604
Turkey	12,990	15,979	14,432
Sweden	11,292	13,002	12,418
Mexico	11,029	14,028	9,460
Argentina	10,854	17,174	14,109
Republic of Korea	9,928	11,013	8,877
Australia	9,124	15,939	8,856
Denmark	8,283	9,147	8,795
Austria	8,170	13,062	9,973
Malaysia	6,769	4,396	3,631
Switzerland	4,994	5,348	4,914
India	4,148	4,312	2,001
Czech Republic	4,024	4,273	4,021
Hong Kong	4,000	7,430	8,369
All other countries	36,363	70,649	63,475

	$968,004	$1,226,033	$1,089,587

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2009, 2008, and 2007, no single customer accounted for 10% or more of our total operating revenues.

	December 31,
	2009	2008	2007
	(in thousands)
Long-lived Assets:
United States	$317,719	$303,278	$298,979
Germany	42,724	39,361	40,406
Japan	482	6,699	3,743
France	125,839	108,665	111,441
The Netherlands	36,971	34,018	34,454
Brazil	64,385	48,237	56,721
China	2,334	2,317	2,119
All other countries	964	11,685	12,050

	$591,418	$554,260	$559,913

14. Supplemental Guarantor Information

Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. The Guarantor Subsidiaries include Elastomers Holdings LLC, a U.S. holding company, and Kraton Polymers U.S. LLC, a U.S. operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

Correction of immaterial errors. During 2009, we identified errors associated with the classification of certain cash inflows and outflows as disclosed within the condensed consolidating financial information of the issuer, guarantor and non-guarantor subsidiaries for the years ended December 31, 2008 and 2007. The errors were primarily due to the fact that cash outflows associated with disbursements for certain intercompany loans and receipts from collections on these loans were classified within cash flows from financing activities rather than investing activities. Consequently, we have corrected immaterial errors in the accompanying condensed consolidated Statements of Cash Flows for the year ended December 31, 2008 by increasing issuer cash flows used in investing activities by $38.1 million and increasing issuer cash flows provided by financing activities by the same amount, and for the year ended December 31, 2007 by (i) increasing issuer cash flows provided by investing activities by $69 million and increasing issuer cash flows used in financing activities by the same amount, (ii) reducing guarantor subsidiaries’ cash flows from operating activities by $7.2 million and reducing guarantor subsidiaries’ cash flows used in financing activities by the same amount, and (iii) increasing non-guarantor subsidiaries cash flows from operating activities by $7.2 million and increasing non-guarantor subsidiaries’ cash flows used in financing activities by the same amount. The correction of these errors does not impact the net change in cash and cash equivalents, has no impact on net income and is not material to our previously reported Consolidating Statements of Cash Flows.

KRATON POLYMERS LLC

CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$36,567	$32,724	$—	$69,291
Receivables, net of allowance	—	41,194	74,135	—	115,329
Inventories of products, net	—	124,003	160,255	—	284,258
Inventories of materials and supplies, net	—	6,830	4,032	—	10,862
Deferred income taxes	—	—	3,107	—	3,107
Other current assets	1,086	1,421	14,263	—	16,770

Total current assets	1,086	210,015	288,516	—	499,617

Property, plant and equipment, less accumulated depreciation	85,284	171,024	98,552	—	354,860
Identifiable intangible assets, less accumulated amortization	13,541	15,322	46,938	—	75,801
Investment in consolidated subsidiaries	971,995	—	—	(971,995)	—
Investment in unconsolidated joint venture	813	—	11,265	—	12,078
Deferred financing costs	7,309	—	9	—	7,318
Deferred income taxes	—	—	—	—	—
Other long-term assets	1,142	468,794	95,054	(540,165)	24,825

Total Assets	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,699	37,732	53,063	—	93,494
Other payables and accruals	18,251	15,010	35,118	(74)	68,305
Due to related party	—	—	19,006	—	19,006

Total current liabilities	23,254	52,742	107,187	(74)	183,109

Long-term debt, net of current portion	382,425	—	—	—	382,425
Deferred income taxes	12,858	—	630	—	13,488
Long-term liabilities	351,353	47,494	187,721	(540,091)	46,477

Total liabilities	769,890	100,236	295,538	(540,165)	625,499

Commitments and contingencies (note 8)
Member’s equity
Common equity	312,164	775,493	196,502	(971,995)	312,164
Accumulated other comprehensive income	(884)	(10,574)	48,294	—	36,836

Total member’s equity	311,280	764,919	244,796	(971,995)	349,000

Total Liabilities and Member’s Equity.	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING BALANCE SHEET

December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$65,460	$35,936	$—	$101,396
Receivables, net of allowance	944	45,322	68,148	(18,971)	95,443
Inventories of products, net	—	145,654	187,396	(8,857)	324,193
Inventories of materials and supplies, net	—	6,816	4,239	—	11,055
Deferred income taxes	—	14,778	—	—	14,778
Other current assets	2,905	720	3,144	—	6,769

Total current assets	3,849	278,750	298,863	(27,828)	553,634

Property, plant and equipment, less accumulated depreciation	93,782	164,396	113,830	—	372,008
Identifiable intangible assets, less accumulated amortization	20,113	—	46,938	—	67,051
Investment in consolidated subsidiaries	898,565	—	—	(898,565)	—
Investment in unconsolidated joint venture	813	—	11,558	—	12,371
Deferred financing costs	8,184	—	—	—	8,184
Deferred income taxes	20,131	—	—	(20,131)	—
Other long-term assets	137,954	411,841	11,739	(542,908)	18,626

Total Assets	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$3,343	$—	$—	$—	$3,343
Accounts payable-trade	2,700	36,806	35,671	—	75,177
Other payables and accruals	15,815	26,184	27,350	—	69,349
Due to related party	—	9,546	35,010	(18,971)	25,585

Total current liabilities	21,858	72,536	98,031	(18,971)	173,454

Long-term debt, net of current portion	571,728	—	—	—	571,728
Deferred income taxes	—	53,435	1,681	(20,131)	34,985
Long-term liabilities	408,416	53,626	143,983	(542,908)	63,117

Total liabilities	1,002,002	179,597	243,695	(582,010)	843,284

Commitments and contingencies (note 8)
Member’s equity
Common equity	182,767	694,170	213,252	(907,422)	182,767
Accumulated other comprehensive income	(1,378)	(18,780)	25,981	—	5,823

Total member’s equity	181,389	675,390	239,233	(907,422)	188,590

Total Liabilities and Member’s Equity.	$1,183,391	$854,987	$482,928	$(1,489,432)	$1,031,874

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$480,438	$591,309	$(151,385)	$920,362
Other	—	74	47,568	—	47,642

Total operating revenues	—	480,512	638,877	(151,385)	968,004
Cost of Goods Sold	(15,654)	376,543	582,968	(151,385)	792,472

Gross Profit	15,654	103,969	55,909	—	175,532

Operating Expenses
Research and development expenses	—	13,150	8,062	—	21,212
Selling, general and administrative expenses	(1,430)	45,497	35,437	—	79,504
Depreciation	22,039	21,598	23,114	—	66,751

Total operating expenses	20,609	80,245	66,613	—	167,467

Gain on Extinguishment of Debt	23,831	—	—	—	23,831
Earnings in Consolidated Subsidiaries	29,893	—	—	(29,893)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	403	—	403
Interest Expense (Income), net	40,818	(11,156)	4,289	—	33,951

Income (Loss) Before Income Taxes	7,951	34,880	(14,590)	(29,893)	(1,652)
Income Tax Expense (Benefit)	8,239	(876)	(8,727)	—	(1,364)

Net Income (Loss)	$(288)	$35,756	$(5,863)	$(29,893)	$(288)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$607,428	$750,165	$(186,340)	$1,171,253
Other	—	—	54,780	—	54,780

Total operating revenues	—	607,428	804,945	(186,340)	1,226,033
Cost of Goods Sold	2,356	467,079	688,188	(186,340)	971,283

Gross Profit	(2,356)	140,349	116,757	—	254,750

Operating Expenses
Research and development expenses	—	15,829	11,220	—	27,049
Selling, general and administrative expenses	902	52,729	47,800	—	101,431
Depreciation	18,127	21,676	13,359	—	53,162

Total operating expenses	19,029	90,234	72,379	—	181,642

Earnings in consolidated subsidiaries	(85,848)	—	—	85,848	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	437	—	437
Interest Expense (Income), net	39,394	(10,576)	7,853	—	36,671

Income (Loss) Before Income Taxes	25,069	60,691	36,962	(85,848)	36,874
Income Tax Expense (Benefit)	(3,365)	220	11,585	—	8,440

Net Income (Loss)	$28,434	$60,471	$25,377	$(85,848)	$28,434

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2007

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$545,203	$669,809	$(148,968)	$1,066,044
Other	—	—	23,543	—	23,543

Total operating revenues	—	545,203	693,352	(148,968)	1,089,587
Cost of Goods Sold	2,728	458,148	626,648	(148,968)	938,556

Gross Profit	(2,728)	87,055	66,704	—	151,031

Operating Expenses
Research and development expenses	—	7,851	17,014	—	24,865
Selling, general and administrative expenses	(193)	39,612	29,601	—	69,020
Depreciation	19,687	20,299	11,931	—	51,917

Total operating expenses	19,494	67,762	58,546	—	145,802

Earnings in consolidated subsidiaries	(22,273)	—	—	22,273	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	626	—	626
Interest Expense (Income), net	45,954	(9,480)	6,986	—	43,460

Income (Loss) Before Income Taxes	(45,903)	28,773	1,798	(22,273)	(37,605)
Income Tax Expense (Benefit)	(2,160)	4,681	3,617	—	6,138

Net Income (Loss)	$(43,743)	$24,092	$(1,819)	$(22,273)	$(43,743)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(39,221)	$53,247	$58,779	$—	$72,805
Cash flows used in investing activities
Proceeds from (payments on) intercompany loans	79,843	—	—	(79,843)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(28,226)	(6,005)	—	(34,231)
Purchase of software	—	(15,322)	—	—	(15,322)

Net cash used in investing activities	79,843	(43,548)	(6,005)	(79,843)	(49,553)

Cash flows provided by (used in) financing activities
Proceeds from debt	144,000	—	—	—	144,000
Repayment of debt	(308,131)	—	—	—	(308,131)
Cash contribution from member	126,725	—	—	—	126,725
Deferred financing costs	(3,216)	—	—	—	(3,216)
Proceeds from (payments on) intercompany loans	—	(38,592)	(41,251)	79,843	—

Net cash provided by (used in) financing activities	(40,622)	(38,592)	(41,251)	79,843	(40,622)

Effect of exchange rate difference on cash	—	—	(14,735)	—	(14,735)

Net increase (decrease) in cash and cash equivalents	—	(28,893)	(3,212)	—	(32,105)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$36,567	$32,724	$—	$69,291

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(7,968)	$83,530	$(35,335)	$—	$40,227
Cash flows used in investing activities
Proceeds from (payments on) intercompany loans	(38,144)	—	—	38,144	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(19,123)	(4,944)	—	(24,067)

Net cash used in investing activities	(38,144)	(19,123)	(4,944)	38,144	(24,067)

Cash flows provided by (used in) financing activities
Proceeds from debt	316,250	—	—	—	316,250
Repayment of debt	(279,644)	—	—	—	(279,644)
Cash contribution from member	10,000	—	—	—	10,000
Proceeds from insurance note payable	(494)	—	—	—	(494)
Proceeds from (payments on) intercompany loans	—	(10,099)	48,243	(38,144)	—

Net cash provided by (used in) financing activities	46,112	(10,099)	48,243	(38,144)	46,112

Effect of exchange rate difference on cash	—	—	(9,153)	—	(9,153)

Net increase (decrease) in cash and cash equivalents	—	54,308	(1,189)	—	53,119
Cash and cash equivalents at beginning of period	—	11,152	37,125	—	48,277

Cash and cash equivalents at end of period	$—	$65,460	$35,936	$—	$101,396

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(25,177)	$77,721	$29,193	$—	$81,737
Cash flows used in investing activities
Proceeds from (payments on) intercompany loans	69,070	—	—	(69,070)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(18,584)	(10,086)	—	(28,670)

Net cash used in investing activities	69,070	(18,584)	(10,086)	(69,070)	(28,670)

Cash flows provided by (used in) financing activities
Proceeds from debt	48,500	—	—	—	48,500
Repayment of debt	(92,148)	—	—	—	(92,148)
Proceeds from insurance note payable	(245)	—	—	—	(245)
Proceeds from (payments on) intercompany loans	—	(61,835)	(7,235)	69,070	—

Net cash provided by (used in) financing activities	(43,893)	(61,835)	(7,235)	69,070	(43,893)

Effect of exchange rate difference on cash	—	—	(4,498)	—	(4,498)

Net increase (decrease) in cash and cash equivalents	—	(2,698)	7,374	—	4,676
Cash and cash equivalents at beginning of period	—	13,850	29,751	—	43,601

Cash and cash equivalents at end of period	$—	$11,152	$37,125	$—	$48,277

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

15. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, with a margin of 2.0%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain is deferred in accumulated other comprehensive income and is being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method, unless we determine that the forecasted interest payments under the Term Facility are probable not to occur, in which case the remaining portion of the gain would then be reclassified immediately to interest expense. In 2009, we reclassified $2.9 million into earnings.

In October 2008, we entered into a $320 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.99%, with a margin of 2.0%, which resulted in a total cost of 4.99%, and a term through December 31, 2009. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $320 million of the term loan portion of the Term Facility. We settled the swap on December 31, 2009 and recorded a loss of $2.2 million.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement is effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, with a margin of 2.0%, which resulted in a total cost of 3.53%. The agreement hedges monthly interest payments from January through December 2010 and expires on January 3, 2011. It has a fixed rate of 1.53% and a margin of 2.0%, which results in a total cost of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans reducing the principal amount outstanding from approximately $322.6 million to $222.0 million. As a result, we are required to discontinue hedge accounting prospectively as the hedging relationship fails to meet all of the criteria set forth in ASC 815, specifically the notional amount of the swap and the principal amount of the debt are no longer equal and the forecasted transaction is no longer probable of occurring as documented in the original hedge documentation. We recorded $0.8 million in interest expense related to the ineffective portion and $1.9 million in accumulated other comprehensive income related to the effective portion of the hedge. We have elected to dedesignate the initial hedging relationship.

As of January 1, 2008, we adopted the provisions of FASB ASC 820-10, which establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	December 31, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, the fair market value of the interest rate swap agreement in effect was a liability of approximately $2.9 million.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Revolving Loans	$—	$—	$50,000	$50,000
Term Loans	221,729	221,729	325,071	325,071
Bonds Payable 8.125% Notes	163,000	146,089	200,000	79,250
8.125% Notes Held as Treasury Bonds	7,000	6,274	—	—

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

Foreign Currency Hedge. On April 3 and July 1, 2008 we entered into two foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for notional amounts of €10 million and €20 million with expiration dates of June 26, and December 29, 2008, respectively. The option contracts do not qualify for hedge accounting. The April, 2008 option contract expired on June 26, 2008 and the July, 2008 option contract expired on December 29, 2008. The impact on our consolidated results of operations, financial position and cash flows was immaterial.

On February 18, 2009 we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million which expires on December 29, 2009. The option contract does not qualify for hedge accounting. We settled the hedge on December 31, 2009, with a gain of $1.9 million which represented the mark-to-market impact of the purchased option contract. The gains were recorded in selling, general, and administrative expense on the Consolidated Statements of Operations.

Credit Risk. Our customers are diversified by industry and geography with more than 700 customers in over 60 countries. We do not have concentrations of receivables from these industry sectors throughout these countries. The recent global economic downturn may affect our overall credit risk. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitors the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

16. Restructuring and Restructuring-related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

We ceased production at the Pernis facility on December 31, 2009, where, prior to the exit we manufactured IR. In connection with the exit, we incurred $3.9 million in asset retirement obligations, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. The estimated asset retirement obligations and restructuring costs of $5.1 million and $6.0 million were recorded in the third quarter of 2009, respectively. The asset retirement obligations were adjusted pursuant to the settlement

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

agreement in December 2009. The $14.9 million of property and equipment related to Pernis was fully depreciated as of December 31, 2009. The settlement agreement calls for total payments of approximately $10.0 million and will be paid in full on or about May 2010. In January 2010 we made two payments totaling $7.5 million.

In 2008, we restructured our research and technical service organizations to better align our research and product development capabilities with our customers’ needs and market requirements and to focus on our core capabilities, and incurred $2.2 million of severance and other staffing-related costs which were recorded in research and development expenses in the consolidated statements of operations. Substantially all of the cash expenditures related to these restructurings were paid as of December 31, 2008.

Prior to the 2009 exit from Pernis, on September 20, 2007, we exited the SIS plant at the Pernis facility, and relocated our SIS production to our other production facilities as part of our cost reduction efforts. This resulted in a contractor workforce reduction. The exit plan was completed in the first half of 2008. As a result of exiting the SIS plant, we recorded a liability associated with the plan of approximately $2.1 million, consisting of $1.8 million in contractor workforce reduction and $0.3 million in other associated costs. The entire amount of the charge consisted of cash expenditures in the first and second quarters of 2008.

17. Subsequent Event

We have received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition, or results of operations.

On January 18, 2010, consistent with our announcement in the third quarter of 2009 of our intent to exit our Pernis, the Netherlands facility, our indirect, wholly-owned subsidiary Kraton Polymers Nederland BV (“Kraton Netherlands”) agreed to terminate the following material definitive agreements:

•	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement between Kraton Netherlands and Shell Nederland Raffinaderij BV (“SNR”) dated 28 February 2001; and

•

First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement between Kraton Netherlands and Shell Nederland Chemie BV (“SNC,” and together with SNR, the “Shell Entities”) dated 28 February 2001.

Production at the Pernis facility ceased December 31, 2009. However, the actual termination of these agreements remains subject to the satisfaction of various conditions and is anticipated to become effective on or about May 31, 2010. We expect to maintain a presence at the facility through May 2010, as the site is cleared for demolition beginning thereafter. We currently anticipate transferring IR production to our Belpre, Ohio facility. We are in the process of completing project scoping, including associated capital expenditure requirements, for producing the alternative capacity, and until such alternative production capacity is brought on line, we plan to satisfy customer demand for IR with inventory currently on hand.

KRATON POLYMERS LLC

Notes to Consolidated Financial Statements—(Continued)

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Consolidated Financial Statements for the period ended December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

Under date of March 15, 2010, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. (formerly Polymer Holdings LLC) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ and member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Houston, Texas

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Kraton Polymers LLC:

Under date of March 15, 2010, we reported on the consolidated balance sheets of Kraton Polymers LLC and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in Kraton Polymers LLC’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in Kraton Polymers LLC’s Annual Report on Form 10-K. This financial statement schedule is the responsibility of Kraton Polymers LLC’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Houston, Texas

March 15, 2010

KRATON PERFORMANCE POLYMERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2009	$2,512	$(857)	$(320)	$1,335
Year ended December 31, 2008	1,542	2,075	(1,105)	2,512
Year ended December 31, 2007	2,157	81	(696)	1,542

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Inventory Reserves
Year ended December 31, 2009	$5,063	$1,526	$(454)	$6,135
Year ended December 31, 2008	4,755	768	(460)	5,063
Year ended December 31, 2007	4,215	2,994	(2,454)	4,755

KRATON POLYMERS LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2009	$2,512	$(857)	$(320)	$1,335
Year ended December 31, 2008	1,542	2,075	(1,105)	2,512
Year ended December 31, 2007	2,157	81	(696)	1,542

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Inventory Reserves
Year ended December 31, 2009	$5,063	$1,526	$(454)	$6,135
Year ended December 31, 2008	4,755	768	(460)	5,063
Year ended December 31, 2007	4,215	2,994	(2,454)	4,755

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated in this registration statement by reference.

Exhibit No	Description of Exhibits
2.1	Amended and Restated Agreement and Plan of Merger dated November 5, 2003, among Ripplewood Chemical Holding LLC, Kraton Polymers LLC, Polymer Holdings LLC and Polymer Acquisition LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

3.1	Certificate of Formation of Ripplewood Chemical Acquisition LLC dated August 24, 2000 (incorporated by reference from Exhibit 3.1 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.2	Certificate of Amendment to the Certificate of Formation of Ripplewood Chemical Acquisition LLC dated December 11, 2000, changing the name to RK Polymers LLC (incorporated by reference from Exhibit 3.2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.3	Certificate of Amendment to the Certificate of Formation of RK Polymers LLC dated February 28, 2001, changing the name to Kraton Polymers LLC (incorporated by reference from Exhibit 3.3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.4	Second Amended and Restated Limited Liability Company Agreement of Kraton Polymers LLC dated March 31, 2004 (incorporated by reference from Exhibit 3.4 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the Commission on April 1, 2005)

3.5	Form of Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.3 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

3.6	Form of Bylaws of Kraton Performance Polymers, Inc. (Incorporated by reference to Exhibit 3.4 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

4.1	Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

4.2	Reference is made to Exhibits 3.3 and 3.4

4.3	Indenture dated as of November 2, 2004, among Polymer Holdings LLC, Polymer Holdings Capital Corporation, and Wells Fargo Bank, N.A., as trustee, relating to the 12.000% Senior Discount Notes due 2014 (incorporated by reference to Exhibit 4.1 to Polymer Holdings LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.4	First Supplemental Indenture dated May 9, 2006, among Polymer Holdings LLC, Polymer Holdings Capital Corporation and Wells Fargo Bank, N.A., as trustee, relating to the 12.000% Senior Discount Notes due 2014 (incorporated by reference to Exhibit 4.1 to Polymer Holdings LLC’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2006)

4.5	Indenture dated as of December 23, 2003, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank Minnesota, N.A., as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.1 to Kraton Polymer LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

Exhibit No	Description of Exhibits
4.6	Form of 8.125% Senior Subordinated Notes due 2014 of Kraton Polymers LLC and Kraton Polymers Capital Corporation (incorporated by reference to Exhibit A1 to the Indenture filed as Exhibit 4.1 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.7	Pledge and Security Agreement dated December 23, 2003, among Kraton Polymers LLC, Polymer Holdings LLC, Kraton Polymers Capital Corporation, Elastomers Holdings LLC, Kraton Polymers U.S. LLC, as Grantors and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference to Exhibit 4.4 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.8	Credit and Guaranty Agreement dated December 23, 2003, among Kraton Polymers LLC, as Borrower, Polymer Holdings LLC, certain subsidiaries of Kraton Polymers LLC, as Guarantors, various lenders, Goldman Sachs Credit Partners L.P. and UBS Securities LLC, as Lead Arrangers, Goldman Sachs Credit Partners L.P., as Syndication Agent, UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent and Morgan Stanley Senior Funding Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as Documentation Agents (incorporated by reference to Exhibit 4.5(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.9	Amendment No. 1 to the Credit and Guaranty Agreement dated as of March 4, 2004 (incorporated by reference to Exhibit 4.5(b) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.10	Amendment No. 2 to the Credit and Guaranty Agreement dated as of October 21, 2004 (incorporated by reference to Exhibit 4.5(c) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

4.11	Amendment No. 3 to the Credit and Guaranty Agreement dated as of February 16, 2006 (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2006)

4.12	Amendment No. 4 to the Credit and Guaranty Agreement dated as of May 12, 2006 (incorporated by reference to Exhibit 10.3 to Kraton Polymers LLC’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2006)

4.13	Amendment No. 5 to the Credit and Guaranty Agreement dated as of December 15, 2006 (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on December 21, 2006)

4.14	Amendment No. 6 to the Credit and Guaranty Agreement dated as of October 20, 2009 (incorporated by reference to Exhibit 99.1 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on October 22, 2009)

4.15	Amendment No. 7 to the Credit and Guaranty Agreement dated as of November 30, 2009 (incorporated by reference to Exhibit 99.1 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on November 30, 2009)

4.16	Joinder Agreement dated June 7, 2006, among Amegy Bank National Association as Lender, Kraton Polymers LLC as Borrower, the Guarantors and the UBS AG, Stamford Branch as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on June 7, 2006)

4.17	Form of Amended and Restated Registration Rights and Shareholders’ Agreement (incorporated by reference to Exhibit 4.17 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

Exhibit No	Description of Exhibits
10.1+	Employment Agreement dated April 12, 2004, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference to Exhibit 10.20 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.2+	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference to Exhibit 10.5(a) to Kraton Polymers LLC’s Annual Report on Form 10-K filed with the SEC on April 12, 2007)

10.3+	Profits Unit Award Agreement dated September 10, 2004, between Richard A. Ott and Kraton Polymers LLC (incorporated by reference to Exhibit 10.22 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.4+	Employment Agreement dated March 8, 2004, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.26 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.5+	Amendment No. 3 to the Employment Agreement dated April 9, 2007, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.9(a) to Kraton Polymers LLC’s Annual Report on Form 10-K filed with the SEC on April 12, 2007)

10.6+	Employment Agreement dated as of April 1, 2008, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.2 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.7+	Profits Unit Award Agreement dated September 10, 2004, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.28 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.8+	Restricted Unit Award Grant Agreement dated September 10, 2004, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.29 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.9+	Restricted Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and David A. Bradley (incorporated by reference to Exhibit 10.29(a) to Amendment No. 1 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on June 9, 2005)

10.10+	Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and David A. Bradley (incorporated by reference to Exhibit 10.18 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.11+	Employment Agreement dated November 9, 2005, between Kraton and Kevin M. Fogarty (incorporated by reference to Exhibit 10.3 to Kraton Polymers LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2005)

10.12+	Amendment No. 2 to the Employment Agreement dated April 9, 2007, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.16(a) to Kraton Polymers LLC’s Annual Report on Form 10-K filed with the SEC on April 12, 2007)

10.13+	Employment Agreement dated April 1, 2008, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.14+	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

10.15+	Amendment No. 1 dated December 18, 2008 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.23 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

Exhibit No	Description of Exhibits
10.16+	Profits Unit Award Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Management LLC (incorporated by reference to Exhibit 10.58 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

10.17+	Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and Kevin M. Fogarty (incorporated by reference to Exhibit 10.25 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.18+	Employment Agreement dated April 1, 2008, between Stephen E. Tremblay and Kraton Polymers LLC (incorporated by reference to Exhibit 10.3 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.19+	Employment Agreement dated December 31, 2008, between Lothar Fruend and Kraton Polymers LLC (incorporated by reference to Exhibit 10.27 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.20+	Savings Deferred Compensation and Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.28 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.21+	Pension Benefit Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.29 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.22+	Kraton Polymers LLC Executive Deferred Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.23+	Summary of the Terms of the 2009 Incentive Compensation Plan (incorporated by reference to Exhibit 10.32 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.24+	TJ Chemical Holdings LLC 2004 Option Plan and Form of Option Grant Agreement (incorporated by reference to Exhibit 10.31 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.25+	Amendment to TJ Chemical Holdings LLC 2004 Option Plan dated August 18, 2008 (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2008)

10.26+	Form of Amendment No. 2 to the Employment Agreement of Executive Officers (incorporated by reference to Exhibit 10.4 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.27+	Form of Amendment No. 3 to the Employment Agreement of Executive Officers effective December 31, 2008 (incorporated by reference to Exhibit 10.43 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.28+	Form of Amendment No. 1 to the Profits Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Kraton Polymers LLC’s Current Report on Form 8-K filed with the SEC on December 22, 2006)

10.29+	Form of Base Salary Reduction Agreement effective April 1, 2009 (incorporated by reference to Exhibit 10.46 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.30+	Amendment No. 2 dated December 8, 2009 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.47 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

Exhibit No	Description of Exhibits
10.31+	Polymer Holdings Equity Incentive Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.48 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.32+	Polymer Holdings Cash Incentive Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.49 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.33+	Form of Polymer Holdings Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.50 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.34+	Form of Polymer Holdings Option Grant Agreement (incorporated by reference to Exhibit 10.51 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.35+	Polymer Holdings Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.36+	Amendment to TJ Chemical Option Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

10.37+	Amendment No.1 dated December 8, 2009 to the Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and Kevin M. Fogarty (incorporated by reference to Exhibit 10.54 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.38+	Amendment No.1 dated December 8, 2009 to the Restricted Unit Award Grant Agreement dated as of March 17, 2005, between Kraton Polymers LLC and David A. Bradley (incorporated by reference to Exhibit 10.55 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.39+	Amendment dated December 8, 2009 to the Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and David A. Bradley (incorporated by reference to Exhibit 10.56 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.40+	Amendment dated December 8, 2009 to the Profits Unit Award Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Management LLC (incorporated by reference to Exhibit 10.57 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.41+	Amendment dated December 8, 2009 to the Profits Unit Award Agreement dated September 10, 2004, between David A. Bradley and Kraton Management LLC (incorporated by reference to Exhibit 10.58 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.42+	Amendment dated December 8, 2009 to the Profits Unit Award Agreement dated September 10, 2004, between Richard A. Ott and Kraton Management LLC (incorporated by reference to Exhibit 10.59 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.43+	Amended Employment Agreement dated December 8, 2009 between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.60 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.44+	Amended Employment Agreement dated December 8, 2009, between David A. Bradley and Kraton Polymers LLC (incorporated by reference to Exhibit 10.61 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

Exhibit No	Description of Exhibits
10.45+	Amended Employment Agreement dated December 8, 2009, between Richard Ott and Kraton Polymers LLC (incorporated by reference to Exhibit 10.62 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.46+	Amended Employment Agreement dated December 8, 2009, between Lothar Freund and Kraton Polymers LLC (incorporated by reference to Exhibit 10.63 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.47+	Amended Employment Agreement dated December 8, 2009, between Stephen E. Tremblay and Kraton Polymers LLC (incorporated by reference to Exhibit 10.64 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 12, 2009)

10.48+*	Amended and Restated Employment Agreement dated December 8, 2009, by and between Larry R. Frazier, Polymer Holdings, LLC and Kraton Polymers LLC (filed herewith)

10.49+*	Amended and Restated Employment Agreement dated December 8, 2009, by and between Stephen W. Duffy, Polymer Holdings, LLC and Kraton Polymers LLC (filed herewith)

10.50	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.51	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.38 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.52	Amendment No. 1 dated January 23, 2007 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.69 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.53	Amendment No. 2 dated January 1, 2009 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.70 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on November 20, 2009)

10.54	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers Nederland B.V. and Shell Nederland Chemie B.V. (Pernis) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.55	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.56	Production Agreement dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

Exhibit No	Description of Exhibits
10.57	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.58	Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.46 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.59	Letter Amendment No. 2 (and by reference Amendment No. 1) to the Agreement dated February 28, 2001, between Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. for the supply of Isoprene Monomer, dated December 10, 2007, between Shell Chemicals Europe B.V. and Kraton Polymers Nederland P.V. (incorporated by reference to Exhibit 10.39(a) to Kraton Polymers LLC’s Annual Report on Form 10-K filed with the SEC on March 31, 2008)

10.60	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.61	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.62	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.63	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.64	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.50 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.65	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.51 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.66	Agreement for Adjustment and Termination of Services under Kraton/SNC SUMFs and OMS Agreements at Pernis dated as of June 28, 2007 by and among Shell Nederland Chemie B.V. and Kraton Polymers Nederland B.V. (incorporated by reference to Exhibit 10.1 to Kraton Polymers LLC’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007)

10.67+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Performance Polymers’ Form S-1 filed with the SEC on December 2, 2009)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Significant Subsidiaries

Exhibit No	Description of Exhibits

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.