Form 10-K/A
period 2009-12-31
Kraton Performance Polymers, Inc.
filed 2010-03-31
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

333-123749

KRATON PERFORMANCE POLYMERS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0411521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd, Suite 300 Houston, TX 77032	281-504-4700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. June 30, 2009: $0.

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 23, 2010: 30,726,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on March 15, 2010, or the “Original Filing.” The sole purpose of this Amendment No. 1 is to provide selected quarterly financial data required by Item 302 of Regulation S-K that was omitted from the Original Filing, which is included below under Item 8 “Financial Statements and Supplementary Data.” Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have reattached our financial statements as exhibits to this Amendment No. 1. However, we have made no changes to our financial statements or to the Original Filing other than the correction noted above. Except as expressly set forth above, this Amendment No. 1 does not, and does not purport to, amend or restate the information in any other item of the Original Filing.

PART II

Item 8. Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on page F-3 of this report.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2009 and December 31, 2008:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)(5)	Total
	(In thousands, except per share data)
2009
Operating revenues	$184,957	$243,821	$288,518	$250,708	$968,004
Gross profit	8,934	35,761	69,969	60,868	175,532
Operating income	(26,849)	96	28,135	6,683	8,065
Net income (loss)	(16,461)	(4,178)	21,865	(1,516)	(290)
Earnings (loss) per common share
Basic	(0.85)	(0.22)	1.13	(0.07)	(0.01)
Diluted	(0.85)	(0.22)	1.12	(0.07)	(0.01)
Weighted average common shares outstanding
Basic	19,407	19,410	19,433	21,111	19,844
Diluted	19,407	19,410	19,496	21,111	19,844

2008
Operating revenues	$266,861	$345,369	$382,167	$231,636	$1,226,033
Gross profit	48,785	62,546	94,448	48,971	254,750
Operating income (loss)	760	22,124	47,308	2,916	73,108
Net income (loss)	(9,413)	10,213	34,614	(6,995)	28,419
Earnings (loss) per common share
Basic	(0.49)	0.53	1.78	(0.36)	1.46
Diluted	(0.49)	0.53	1.77	(0.36)	1.46
Weighted average common shares outstanding
Basic	19,390	19,406	19,415	19,413	19,406
Diluted	19,390	19,448	19,511	19,413	19,483

(1)	During the first quarter of 2009, we recorded a gain of $19.5 million associated with the purchase and retirement of a portion of the 8.125% senior subordinated notes, which is included in Gain on Extinguishment of Debt.
(2)	During the second quarter of 2009, we recorded a gain of $4.3 million associated with the purchase and retirement of a portion of the 8.125% senior subordinated notes, which is included in Gain on Extinguishment of Debt.
(3)	During the third quarter of 2009, we recorded restructuring costs of $6.0 million and a $1.1 million non-cash charge to write-down our inventory of spare-parts associated with the shutdown and exit from the Pernis, the Netherlands facilities, which are included in Cost of Goods Sold.
(4)	During the fourth quarter of 2009, we recorded one-time accelerated depreciation of $14.3 million associated with the shutdown and exit from the Pernis, the Netherlands facilities, which is included in Depreciation and amortization of identifiable intangibles.
(5)	During the fourth quarter of 2008, we recorded a lower-of-cost-or-market adjustment for inventory of $8.1 million, which is included in Cost of Goods Sold.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

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

(vi)	Notes to consolidated financial statements

      2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 1 on Form 10-K/A or incorporated herein by reference.

(b) Exhibits

See Item 15(a) 2 above.

(c) Financial Statement Schedule

See Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2010.

Signature	Title

/S/ KEVIN M. FOGARTY Kevin M. Fogarty	President, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ LOUIS A. VITALE Louis A. Vitale	Controller (Chief Accounting Officer)

/S/ DAN F. SMITH* Dan F. Smith	Director and Chairman of the Board of Directors

/S/ BARRY J. GOLDSTEIN* Barry J. Goldstein	Director and Chairman of the Audit Committee

/S/ KELVIN L. DAVIS* Kelvin L. Davis	Director

/S/ MICHAEL G. MACDOUGALL* Michael G. MacDougall	Director

/S/ NATHAN H. WRIGHT* Nathan H. Wright	Director

/S/ TIMOTHY J. WALSH* Timothy J. Walsh	Director

/S/ KEVIN G. O’BRIEN* Kevin G. O’Brien	Director

/S/ STEVEN J. DEMETRIOU* Steven J. Demetriou	Director

/S/ RICHARD C. BROWN* Richard C. Brown	Director

/S/ KAREN A. TWITCHELL* Karen A. Twitchell	Director

*By:	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay As attorney-in-fact

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

EXHIBIT INDEX

The following is a list of all exhibits filed as a part of this annual report on Form 10-K/A, including those incorporated in this annual report by reference.

Exhibit No	Description of Exhibits

23.1*	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Kraton Performance Polymers Inc.’s Form 10-K filed with the SEC on March 15, 2010)

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.