Form 10-Q
period 2010-03-31
Kraton Performance Polymers, Inc.; Kraton Polymers LLC
filed 2010-05-05
CIK 1321646, 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Kraton Performance Polymers, Inc.	333-123749
Kraton Polymers LLC	333-123747

KRATON PERFORMANCE POLYMERS, INC.

KRATON POLYMERS LLC

(Exact Name of Registrant as Specified in its Charter)

Kraton Performance Polymers, Inc.	Delaware	20-0411521
Kraton Polymers LLC	Delaware	26-3739386
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	15710 John F. Kennedy Blvd, Suite 300 Houston, TX 77032	281-504-4700
	(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Kraton Performance Polymers, Inc.	YES ☒ NO ☐
Kraton Polymers LLC	YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 30, 2010: 30,770,807.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in our latest Annual Report on Form 10-K, including but not limited to “Part 1, Item 1A. Risk Factors” and “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

Forward-looking statements are based on current plans, estimates, assumptions and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events.

Presentation of Financial Statements.

The terms “Kraton Performance Polymers,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries; “Kraton” refers to Kraton Polymers LLC, unless we indicate or the context suggests otherwise. This combined Form 10-Q is separately filed by Kraton Performance Polymers and Kraton. Information contained herein relating to Kraton is filed by Kraton Performance Polymers and separately by Kraton on its own behalf.

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations and cash flows of Kraton Performance Polymers and its subsidiaries and the condensed consolidated financial position, results of operations and cash flows of Kraton and its subsidiaries. Kraton Performance Polymers is a holding company whose only material asset is its investment in Kraton, which is its wholly owned subsidiary. Kraton and its subsidiaries own all of the consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$12,050	$69,291
Receivables, net of allowances of $1,279 and $1,335	150,785	115,329
Inventories of products, net	302,838	284,258
Inventories of materials and supplies, net	10,636	10,862
Deferred income taxes	3,107	3,107
Other current assets	26,620	16,770

Total current assets	506,036	499,617
Property, plant and equipment, less accumulated depreciation of $213,150 and $236,558	349,016	354,860
Identifiable intangible assets, less accumulated amortization of $44,692 and $42,741	75,039	75,801
Investment in unconsolidated joint venture	11,592	12,078
Deferred financing costs	6,799	7,318
Other long-term assets	22,352	24,825

Total Assets	$970,834	$974,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	74,651	93,494
Other payables and accruals	54,395	68,271
Due to related party	16,596	19,006
Insurance note payable	3,201	—

Total current liabilities	151,147	183,075
Long-term debt, net of current portion	382,099	382,675
Deferred income taxes	14,324	13,488
Long-term liabilities	45,821	46,477

Total Liabilities	593,391	625,715

Commitments and contingencies (note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 30,771 shares issued and outstanding	307	297
Additional paid in capital	323,672	311,665
Retained earnings	19,781	(14)
Accumulated other comprehensive income	33,683	36,836

Total stockholders’ equity	377,443	348,784

Total Liabilities and Stockholders’ Equity	$970,834	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
Operating Revenues
Sales	$272,732	$177,866
Other	—	7,091

Total operating revenues	272,732	184,957
Cost of Goods Sold	203,605	176,023

Gross Profit	69,127	8,934

Operating Expenses
Research and development	5,984	4,969
Selling, general and administrative	22,062	18,250
Depreciation and amortization of identifiable intangibles	11,046	12,564

Total operating expenses	39,092	35,783

Gain on Extinguishment of Debt	—	19,491
Equity in Earnings of Unconsolidated Joint Venture	74	74
Interest Expense, net	6,064	8,908

Income (Loss) Before Income Taxes	24,045	(16,192)
Income Tax Expense	4,250	269

Net Income (Loss)	$19,795	$(16,461)

Earnings (Loss) per common share
Basic (note 7)	$0.64	$(0.85)
Diluted	$0.64	$(0.85)

Weighted average common shares outstanding
Basic	30,674	19,407
Diluted	30,863	19,407

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,795	$(16,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of identifiable intangibles	11,046	12.564
Inventory impairment	—	2,061
Amortization of deferred financing costs	518	1,002
Loss on disposal of fixed assets	3	389
Gain on extinguishment of debt	—	(19,491)
Change in fair value of interest rate swaps	(450)	(421)
Distributed earnings in unconsolidated joint venture	328	359
Deferred income tax expense	909	66
Non-cash compensation related to equity awards	1,332	632
Decrease (increase) in
Accounts receivable	(38,811)	(508)
Inventories of products, materials and supplies	(26,949)	41,238
Other assets	(18,139)	(368)
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(20,160)	(45,532)
Due to related party	(2,258)	(10,751)

Net cash used in operating activities	(72,836)	(35,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,466)	(10,279)
Purchase of software	(1,188)	—
Proceeds from sale of property, plant and equipment	—	3,833

Net cash used in investing activities	(7,654)	(6,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	25,000	3,000
Repayment of debt	(25,576)	(61,345)
Proceeds from issuance of common stock	11,197	—
Costs associated with the issuance of common stock	(484)	—
Proceeds from insurance note payable	3,201	3,915

Net cash provided by (used in) financing activities	13,338	(54,430)

Effect of exchange rate differences on cash	9,911	7,546

Net decrease in cash and cash equivalents	(57,241)	(88,551)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$12,050	$12,845

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$894	$6,382
Cash paid during the period for interest	$9,989	$11,958

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization and Description of Business. Kraton Performance Polymers, Inc., or Kraton Performance Polymers, and its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us,” “our company” and/or “the Company.” Kraton Performance Polymers is the sole Member and 100% equity owner of Kraton Polymers LLC. As used herein, the term “Kraton” refers to Kraton Polymers LLC, and, unless the context herein requires otherwise, said term shall include the direct and indirect subsidiaries of Kraton Polymers LLC. Kraton Polymers LLC directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s U.S. operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (finance subsidiary with no operations). We believe we are the world’s leading producer in terms of sales revenues and sales volumes of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the largest and most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Initial Public Offering

On December 16, 2009, Polymer Holdings LLC, or Polymer Holdings was converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc. In addition, prior to the closing of the initial public offering (“IPO”), TJ Chemical Holdings LLC, or TJ Chemical, our former parent company, was merged into (and did not survive the merger with) Kraton. Trading in shares of our common stock on the NYSE commenced on December 17, 2009 under the symbol “KRA”. On December 22, 2009, Kraton Performance Polymers, Inc., the parent and owner of 100% of the membership interests in Kraton closed its IPO. Including 887,082 shares issued on January 7, 2010 following the exercise of the underwriters’ over-allotment option, the aggregate shares issued in connection with the IPO amounted to 11,181,200 shares, at a price of $13.50 per share, and the net proceeds after the underwriting discounts and commissions and fees and expenses amounted to $137.4 million. We used $100.0 million of the net proceeds to prepay outstanding indebtedness, with the balance to be used for general corporate purposes, including to fund strategic capital projects, such as alternative production capabilities for Isoprene Rubber, or IR, the development of additional capacity in our Isoprene Latex business and/or the continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility. Following the IPO, related reorganization transactions and the exercise of the underwriters’ over-allotment option, entities affiliated with TPG Capital, L.P. owned approximately 37.6% of our common stock, and entities affiliated with J.P. Morgan Partners, LLC owned approximately 25.1% of our common stock.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for Kraton Performance Polymers, Inc. (formerly Polymer Holdings LLC) and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

respective annual periods due to the effect of seasonal changes and weather conditions that typically affect our polymer product sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Summary of Operations and Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein. The accompanying Condensed Consolidated Financial Statements presented herein have been prepared in accordance with those policies.

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties and other contingencies.

Income Tax in Interim Periods. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Future Adoption of Accounting Standards

The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2010:

In October 2009, FASB issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method. See Note 7 Common Stock and Earnings per Common Share for further discussion.

Information pertaining to option activity for the three months ended March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	472	14.35
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	2,057	$13.70

We awarded 22,202 shares of restricted stock awards during the quarter ended March 31, 2010. We value stock options issued using the Black-Scholes Merton option-pricing model and there have been no changes to our methodology disclosed in our most recently filed Annual Report on Form 10-K.

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The original estimated ARO of $3.9 million was reduced to $2.7 million as a result of our completing the exit of the facility two months sooner than originally anticipated. As such, included in depreciation and amortization of intangible assets in the three months ended March 31, 2010 is a reduction in the accrued restructuring cost, which lowered depreciation expense by $1.2 million. Following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(7,904)
Change in estimate for demolition cost	(1,200)

Accrued Pernis restructuring at March 31, 2010(1)	$885

1	Of the $0.9 million liability as of March 31, 2010, $0.4 million was recorded in accounts payable—trade.

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$236,827	$223,500
Work in progress	3,843	3,254
Raw materials	62,168	57,504

	$302,838	$284,258

Other payables and accruals:
Employee related	$8,234	$5,783
Interest	3,173	7,366
Property and other taxes	7,713	4,255
Customer rebates	1,474	2,960
Income taxes payable	6,581	4,000
Derivative liabilities	3,067	2,926
Pernis restructuring	437	9,874
Other	23,716	31,107

	$54,395	$68,271

At March 31, 2009, we recorded a charge of $2.1 million for inventory impairment in cost of goods sold in the Condensed Consolidated Statements of Operations.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$19,795	$(16,461)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2,562)	(17,066)
Reclassification of interest rate swaps into earnings	(450)	(421)
Net unrealized gain (loss) on interest rate swaps	(141)	(147)

Total comprehensive income (loss)	$16,642	$(34,095)

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$53,203	$55,765
Net unrealized loss on interest rate swaps	(2,371)	(1,780)
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$33,683	$36,836

7. Common Stock and Earnings per Common Share

Common stock—Kraton Performance Polymers, Inc. has authorized 500.0 million shares of common stock with a par value of $0.01 per share and 100.0 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of March 31, 2010, there were 30,770,807 common shares issued and outstanding.

Earnings per share (“EPS”)—Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period. The diluted weighted-average number of common shares used in the diluted EPS calculation is determined using the treasury stock method. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance awards and preferred stock, were exercised, settled or converted into common stock and were dilutive.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock.

The following table summarizes the effect of the share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS:

	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Basic EPS:
Net income (loss) as reported	$19,795	$(16,461)
Less (income) loss allocated to restricted shares	(87)	19

Income (loss) allocated to common stock for basic EPS	19,708	(16,442)

Weighted-average number of common shares	30,539	19,385
Weighted-average number of restricted shares	135	22

Total weighted-average number of shares for basic EPS	30,674	19,407

Earnings (loss) per common share	$0.65	$(0.85)
Less (earnings) loss per restricted share	$(.01)	$—

Total Basic Earnings per Share	$0.64	$(0.85)

Dilutive EPS:
Incremental effect of dilutive common stock equivalents:
Notional units	35	—
Stock options	154	—

Total weighted-average number of shares for diluted EPS	30,863	19,407

Total Dilutive Earnings per Share	$0.64	$(0.85)

Notional units of 90 thousand units for the three months ended March 31, 2009 were not included in the computation of diluted EPS because we incurred net losses in the period. Stock options of 1,585 thousand shares were outstanding for the three months ended March 31, 2009 and were not included in the computation of diluted EPS because such options were antidilutive.

At March 31, 2010, included in the basic EPS calculation are 140,615 restricted common shares outstanding that are subject to time vesting and to restrictions on transfer until vested and that have identical voting, income and distribution rights to the unrestricted shares of common stock outstanding.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Senior Secured Credit Facilities:
Term loans	$221,153	$221,729
12% discount notes	250	250
8.125% discount notes	170,000	170,000
8.125% discount notes held in treasury	(7,000)	(7,000)

Total Debt	384,403	384,979
Less current portion of long-term debt	2,304	2,304

Total Long-term Debt	$382,099	$382,675

(a) Term Loans and Revolving Loans. On May 12, 2006, we entered into an amendment (the “May 2006 Amendment”) to our senior secured credit agreement (the “Credit Agreement”) dated as of December 23, 2003, as subsequently amended prior to such date, in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of our outstanding 12.0% discount notes. On May 12, 2006, all but $0.25 million of the $150.0 million in 12.0% discount notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% discount notes) were accepted for payment and purchased for aggregate total consideration equal to $128.8 million.

The May 2006 Amendment provided for, among other things, a new term facility (the “Term Facility”) of $385.0 million, representing a $25.0 million increase over the original term facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the May 2006 Amendment extended the maturity of the revolving facility (the “Revolving Facility”) from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing revolving facility from $60.0 million to $80.0 million. On June 7, 2006, we entered into a joinder agreement with a new revolving lender that increased the Revolving Facility to $75.5 million from $60.0 million. The May 2006 Amendment also reduced the interest rate margin on the Term Facility, eliminated or amended certain affirmative and negative covenants, including a covenant that limited our ability to make capital expenditures and modified the financial ratios we are required to maintain. On the effective date of the May 2006 Amendment, Kraton borrowed the full $385.0 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original term facility, to make a distribution to Kraton to provide a portion of the funds necessary to consummate the tender offer for the 12.0% discount notes issued by Kraton and Polymer Holdings Capital Corporation on November 2, 2004, and to pay fees and expenses related to the foregoing.

We entered into a subsequent amendment as of October 20, 2009 (the “October 2009 Amendment”) permitting Kraton to convert all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans. The extended term loans are required to be substantially identical to the terms of the existing term facility, with the exception of scheduled installment payments and maturity, fees, interest rates and prepayment rights. There is no limit on the number of classes of term loans outstanding at any one time. The October 2009 Amendment also permitted Kraton to establish separate classes (but in no event more than three at any time) of commitments to replace all or a portion of the existing revolving commitments. The terms of any replacement revolving commitments are required to be

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

substantially identical to the terms of the existing revolving commitments, with the exception of maturity, fees and interest rates. Finally, the October 2009 Amendment also allowed Kraton to incur indebtedness secured pari passu with the collateral securing the existing lenders under the existing Credit Agreement to refinance existing term loans. This refinancing indebtedness may not amortize or mature prior to the maturity of the existing term loans.

A further amendment on November 30, 2009 (the “November 2009 Amendment”) increased the maximum available borrowings under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013.

Kraton is the borrower under the amended Credit Agreement, and Kraton’s wholly-owned domestic subsidiaries along with us, as successor to Polymer Holdings, have guaranteed the amended Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock, the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

In December 2009, Kraton applied a portion of the proceeds from our IPO as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost.

As of March 31, 2010, Kraton had no outstanding borrowings under the Revolving Facility.

The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

In these notes to the Condensed Consolidated Financial Statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

Maturity. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the revolving commitments that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The loans made under the existing term facility are payable in 10 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The loans made under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. Interest is payable on the last day of each interest period selected by Kraton under the Credit Agreement, and in any event at least quarterly. The average effective interest rates on the loans made under the Term Facility for the three months ended March 31, 2010 and 2009 were 2.3% and 4.3%, respectively. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

revolving commitments, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of revolving commitments extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $0.2 million portion of the revolving commitments that was not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended revolving commitments is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of certain equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of Kraton’s excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.

Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.

The Credit Agreement contains certain negative covenants that, among other things, restrict Kraton’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with its affiliates, amend or modify certain agreements and charter documents and change its fiscal year. Kraton is required to maintain a fiscal quarter end interest coverage ratio of at least 3.00:1.00 and a fiscal quarter end leverage ratio not to exceed 4.00:1.00.

As of March 31, 2010, we were in compliance with the applicable financial ratios in the Credit Agreement and the other covenants contained in the Credit Agreement.

(b) Senior Discount 12% Notes Due July 15, 2014. As part of a refinancing of indebtedness on November 2, 2004, Polymer Holdings issued $150.0 million of 12% discount notes. On May 12, 2006 all but $0.25 million of the 12% discount notes were repaid.

(c) Senior Subordinated 8.125% Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC has guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at March 31, 2010 and December 31, 2009, was $163.0 million.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15.

Optional Redemption. We may redeem all or a part of the 8.125% Notes at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase of a Portion of the Senior Subordinated 8.125% Notes. On March 16, 2009, Kraton purchased and retired $30 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

In April 2009, TJ Chemical purchased approximately $6.3 million face value of the 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the 8.125% Notes, TJ Chemical contributed the purchased notes to us, and we in turn contributed the notes to Kraton. No equity interest or other consideration was issued in exchange for the contribution of the 8.125% Notes, although equity of each of Kraton Performance Polymers and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the 8.125% Notes as treasury bonds. Also in April 2009, Kraton purchased approximately $0.7 million face value of the 8.125% Notes for cash consideration of $0.3 million, which notes Kraton is holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

Covenants. The 8.125% Notes contain certain affirmative covenants, including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of March 31, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 10 Financial Instruments, Hedging Activities and Credit Risk for fair value information related to our long-term debt.

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

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 10 Financial Instruments, Hedging Activities and Credit Risk for further discussion.

10. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain has been deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million and $0.7 million into earnings for the quarter ended March 31, 2010 and 2009, respectively.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which resulted in a total cost of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Facility, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring. We have elected to redesignate the cash flow hedge relationship for approximately $219.0 million notional out of the total $310 million notional interest rate swap agreement, and recorded $0.1 million in accumulated other comprehensive income related to the effective portion of the hedge for the three months ended March 31, 2010.

Foreign Currency Hedge. On February 18, 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract does not qualify for hedge accounting. During the quarter ended March 31, 2009, we recorded a gain of $0.5 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-market impact of the purchased option contract.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	March 31, 2010	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities— Interest rate swap	Other payables and accruals	$3,067	$—	$3,067	$—

	Balance Sheet Location	December 31, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities— Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term loans	$221,153	$221,153	$221,729	$221,729
12.00% discount notes	$250	$250	$250	$250
8.125% discount notes	$163,000	$160,759	$163,000	$146,089
8.125% discount notes held in treasury	$7,000	$6,904	$7,000	$6,274

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

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Income Taxes

Income tax expense for the three months ended March 31, 2010 was $4.3 million compared to $0.3 million for three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 was 17.7% compared to (1.7)% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

As of March 31, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a current liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. The U.S. federal income tax return has been examined by the tax authorities through December 31, 2004; all years subsequent to 2004 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

12. Commitments and Contingencies

Legal Proceedings

We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals L.P. (“Shell Chemicals”) has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Quarterly Report on Form 10-Q, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation” in our most recently filed Annual Report on Form 10-K. We received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition or results of operations. There have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Defined Benefit
Components of net periodic benefit cost:
Service cost	$623	$736
Interest cost	1,216	1,178
Expected return on plan assets	(1,213)	(1,187)
Amortization of prior service cost	4	127

Net periodic benefit cost	$630	$854

	Three months ended March 31,
	2010	2009
	(in thousands)
Other Post-retirement Benefits
Components of net periodic benefit cost:
Service cost	$98	$100
Interest cost	280	230
Amortization of prior service cost	39	18

Net periodic benefit cost	$417	$348

Contributions. We made contributions of $0.4 million to our pension plan in the quarter ended March 31, 2010 and expect to contribute $3.2 million in total in 2010.

See Note 7 Employee Benefits for further discussion in our most recent Annual Report on Form 10-K.

14. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews financial information to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Total Operating Revenues:
United States	$109,845	$60,547
Germany	30,606	21,570
Japan	15,918	10,929
China	12,180	3,618
Brazil	11,263	6,399
Italy	10,826	6,881
The Netherlands	7,723	8,644
France	7,494	7,735
Thailand	7,445	5,808
United Kingdom	6,210	6,315
Taiwan	5,748	2,544
Canada	4,954	3,727
Turkey	4,173	2,112
South Korea	3,433	1,894
Australia	3,230	856
Sweden	3,088	2,451
Argentina	2,603	2,645
Austria	2,271	712
Mexico	2,256	2,222
Malaysia	2,042	1,063
Belgium	2,007	12,982
Denmark	1,703	2,803
Switzerland	1,448	1,595
UAE	1,445	387
India	1,341	1,101
Czech Republic	1,199	1,107
Spain	1,168	339
Hong Kong	1,038	395
All other countries	8,075	5,576

	$272,732	$184,957

	March 31, 2010	December 31, 2009
	(in thousands)
Long-Lived Assets
United States	$315,563	$317,719
France	126,212	125,839
Brazil	65,230	64,385
Germany	40,644	42,724
The Netherlands	10,981	36,971
China	2,342	2,334
Japan	440	482
All other countries	754	964

	$562,166	$591,418

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber, which is a wholly or predominantly composed of a block copolymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces thermoplastic rubber for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Purchases from related party	$9,654	$5,749

A private investment fund managed by TPG Capital L.P., which advises TPG Partners III and TPG Partners IV, has an ownership share of British Vita PLC, one of our customers. Sales to British Vita amounted to $1.6 million for both the three months ended March 31, 2010 and 2009. We do not have any contractual requirements for sales to British Vita. Based upon public disclosures by British Vita, we believe British Vita recently disposed of the division with which we conduct business and that, therefore, this customer will no longer be a related party in the future.

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris’s meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG Partners III and TPG Partners IV, has an ownership share of Amyris.

16. Supplemental Guarantor Information

Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. Elastomers Holdings LLC, a U.S. holding company, and Kraton Polymers U.S. LLC, a U.S. operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

March 31, 2010

(Unaudited)

(In thousands, except par value)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$3,009	$9,041	$—	$12,050
Receivables, net of allowance	—	—	72,917	77,868	—	150,785
Inventories of products, net	—	—	141,491	161,347	—	302,838
Inventories of materials and supplies, net	—	—	6,869	3,767	—	10,636
Deferred income taxes	—	—	—	3,107	—	3,107
Other current assets	—	4,227	6,712	15,681	—	26,620

Total current assets	—	4,227	230,998	270,811	—	506,036

Property, plant and equipment, less accumulated depreciation	—	83,017	170,482	95,517	—	349,016
Identifiable intangible assets, less accumulated amortization	—	11,898	16,120	47,021	—	75,039
Investment in consolidated subsidiaries	343,975	1,005,120	—	—	(1,349,095)	—
Investment in unconsolidated joint venture	—	600	—	10,992	—	11,592
Deferred financing costs	—	6,790	—	9	—	6,799
Deferred income taxes	35	—	—	—	(35)	—
Other long-term assets	—	430	502,214	144,841	(625,133)	22,352

Total Assets	$344,010	$1,112,082	$919,814	$569,191	$(1,974,263)	$970,834

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	2,475	44,545	27,631	—	74,651
Other payables and accruals	—	8,586	15,575	31,812	(1,578)	54,395
Due to related party	—	—	—	16,596	—	16,596
Insurance note payable	—	3,201	—	—	—	3,201

Total current liabilities	—	16,566	60,120	76,039	(1,578)	151,147

Long-term debt, net of current portion	250	381,849	—	—	—	382,099
Deferred income taxes	—	19,669	—	(5,345)	—	14,324
Long-term liabilities	—	352,863	72,128	244,420	(623,590)	45,821

Total liabilities	250	770,947	132,248	315,114	(625,168)	593,391

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 30,771 shares issued and outstanding	307	—	—	—	—	307
Additional paid in capital	323,672	—	—	—	—	323,672
Member’s equity	—	343,975	798,140	206,980	(1,349,095)	—
Retained Earnings	19,781	—	—	—	—	19,781
Accumulated other comprehensive income	—	(2,840)	(10,574)	47,097	—	33,683

Total stockholders’ and member’s equity	343,760	341,135	787,566	254,077	(1,349,095)	377,443

Total Liabilities and Stockholders’ and Member’s Equity.	$344,010	$1,112,082	$919,814	$569,191	$(1,974,263)	$970,834

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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

Commitments and contingencies (note 12)
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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$164,498	$142,684	$(34,450)	$272,732
Other	—	—	—	—	—	—

Total operating revenues	—	—	164,498	142,684	(34,450)	272,732
Cost of Goods Sold	—	—	120,062	117,993	(34,450)	203,605

Gross Profit	—	—	44,436	24,691	—	69,127

Operating Expenses
Research and development expenses	—	—	3,554	2,430	—	5,984
Selling, general and administrative expenses	—	(95)	16,527	5,630	—	22,062
Depreciation	—	3,909	5,825	1,312	—	11,046

Total operating expenses	—	3,814	25,906	9,372	—	39,092

Earnings in Consolidated Subsidiaries	19,795	31,823	—	—	(51,618)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	—	74	—	74
Interest Expense (Income), net	—	8,307	(2,783)	540	—	6,064

Income Before Income Taxes	19,795	19,702	21,313	14,853	(51,618)	24,045
Income Tax Expense (Benefit)	—	(93)	—	4,343	—	4,250

Net Income	$19,795	$19,795	$21,313	$10,510	$(51,618)	$19,795

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$96,861	$121,886	$(40,881)	$177,866
Other	(1)	—	—	7,092	—	7,091

Total operating revenues	(1)	—	96,861	128,978	(40,881)	184,957
Cost of Goods Sold	(2)	(9,155)	95,773	130,288	(40,881)	176,023

Gross Profit	1	9,155	1,088	(1,310)	—	8,934

Operating Expenses
Research and development expenses	—	—	2,575	2,394	—	4,969
Selling, general and administrative expenses	(1)	(353)	10,231	8,373	—	18,250
Depreciation and amortization of identifiable intangibles	—	4,168	5,503	2,893	—	12,564

Total operating expenses	(1)	3,815	18,309	13,660	—	35,783

Gain on Extinguishment of Debt	—	19,491	—	—	—	19,491
Earnings in Consolidated Subsidiaries	(16,466)	(31,729)	—	—	48,195	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	—	74	—	74
Interest Expense (Income), net	—	10,133	(2,725)	1,500	—	8,908

Income (Before Income Taxes)	(16,464)	(17,031)	(14,496)	(16,396)	48,195	(16,192)
Income Tax Expense (Benefit)	(3)	(565)	34	803	—	269

Net Loss	$(16,461)	$(16,466)	$(14,530)	$(17,199)	$48,195	$(16,461)

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in operating activities	$—	$(29,013)	$(20,336)	$(23,487)	$—	$(72,836)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	15,675	—	—	(15,675)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(4,892)	(1,574)	—	(6,466)
Purchase of software	—	—	(1,188)	—	—	(1,188)

Net cash provided by (used in) investing activities	—	15,675	(6,080)	(1,574)	(15,675)	(7,654)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	25,000	—	—	—	25,000
Repayment of debt	—	(25,576)	—	—	—	(25,576)
Cash contribution from member	—	10,713	—	—	(10,713)	—
Cash distribution to member	(10,713)	—	—	—	10,713	—
Proceeds from issuance of common stock	11,197	—	—	—	—	11,197
Costs associated with the issuance of common stock	(484)	—	—	—	—	(484)
Proceeds from insurance note payable	—	3,201	—	—	—	3,201
Proceeds from (payments on) intercompany loans	—	—	(7,143)	(8,532)	15,675	—

Net cash provided by (used in) financing activities	—	13,338	(7,143)	(8,532)	15,675	13,338

Effect of exchange rate difference on cash	—	—	—	9,911	—	9,911

Net decrease in cash and cash equivalents	—	—	(33,559)	(23,682)	—	(57,241)
Cash and cash equivalents at beginning of period	—	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$—	$3,008	$9,042	$—	$12,050

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(17,220)	$1,285	$(19,286)	$—	$(35,221)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	71,650	—	—	(71,650)	—
Purchase of property, plant and equipment, net of proceeds from sales of equipment	—	—	(8,588)	2,142	—	(6,446)

Net cash provided by (used in) investing activities	—	71,650	(8,588)	2,142	(71,650)	(6,446)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	3,000	—	—	—	3,000
Repayment of debt	—	(61,345)	—	—	—	(61,345)
Proceeds from insurance note payable	—	3,915	—	—	—	3,915
Proceeds from (payments on) intercompany loans	—	—	(51,783)	(19,867)	71,650	—

Net cash provided by (used in) financing activities	—	(54,430)	(51,783)	(19,867)	71,650	(54,430)

Effect of exchange rate difference on cash and cash equivalents	—	—	—	7,546	—	7,546

Net decrease in cash and cash equivalents	—	—	(59,086)	(29,465)	—	(88,551)
Cash and cash equivalents at beginning of period	—	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$—	$6,374	$6,471	$—	$12,845

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

17. Subsequent Events

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2010.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$12,050	$69,291
Receivables, net of allowances $1,279 and $1,335	150,785	115,329
Inventories of products, net	302,838	284,258
Inventories of materials and supplies, net	10,636	10,862
Deferred income taxes	3,107	3,107
Other current assets	26,620	16,770

Total current assets	506,036	499,617
Property, plant and equipment, less accumulated depreciation of $213,150 and $236,558	349,016	354,860
Identifiable intangible assets, less accumulated amortization of $44,692 and $42,741	75,039	75,801
Investment in unconsolidated joint venture	11,592	12,078
Deferred financing costs	6,799	7,318
Other long-term assets	22,352	24,825

Total Assets	$970,834	$974,499

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	74,651	93,494
Other payables and accruals	54,430	68,305
Due to related party	16,596	19,006
Insurance note payable	3,201	—

Total current liabilities	$151,182	$183,109
Long-term debt, net of current portion	381,849	382,425
Deferred income taxes	14,324	13,488
Long-term liabilities	45,821	46,477

Total Liabilities	593,176	625,499

Commitments and contingencies (note 11)
Member’s equity
Common equity	343,975	312,164
Accumulated other comprehensive income	33,683	36,836
Total member’s equity	377,658	349,000

Total Liabilities and Member’s Equity	$970,834	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
Operating Revenues
Sales	$272,732	$177,866
Other	—	7,092

Total operating revenues	272,732	184,958
Cost of Goods Sold	203,605	176,025

Gross Profit	69,127	8,933

Operating Expenses
Research and development	5,984	4,969
Selling, general and administrative	22,062	18,251
Depreciation and amortization of identifiable intangibles	11,046	12,564

Total operating expenses	39,092	35,784

Gain on Extinguishment of Debt	—	19,491
Equity in Earnings of Unconsolidated Joint Venture	74	74
Interest Expense, net	6,064	8,908

Income (Loss) Before Income Taxes	24,045	(16,194)
Income Tax Expense	4,250	272

Net Income (Loss)	$19,795	$(16,466)

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,795	$(16,466)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of identifiable intangibles	11,046	12,564
Inventory impairment	—	2,061
Amortization of deferred financing costs	518	1,005
Loss on disposal of fixed assets	3	389
Gain on extinguishment of debt	—	(19,491)
Change in fair value of interest rate swaps	(450)	(421)
Distributed earnings in unconsolidated joint venture	328	359
Deferred income tax expense	909	66
Non-cash compensation related to equity awards	1,332	632
Decrease (increase) in
Accounts receivable	(38,811)	(508)
Inventories of products, materials and supplies	(26,949)	41,238
Other assets	(18,139)	(368)
Increase (decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(20,160)	(45,530)
Due to related party	(2,258)	(10,751)

Net cash used in operating activities	(72,836)	(35,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,466)	(10,279)
Purchase of software	(1,188)
Proceeds from sale of property, plant and equipment	—	3,833

Net cash used in investing activities	(7,654)	(6,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	25,000	3,000
Repayment of debt	(25,576)	(61,345)
Cash contribution from member	10,713	—
Proceeds from insurance note payable	3,201	3,915

Net cash provided by (used) in financing activities	13,338	(54,430)

Effect of exchange rate differences on cash	9,911	7,546

Net decrease in cash and cash equivalents	(57,241)	(88,551)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$12,050	$12,845

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$894	$6,382
Cash paid during the period for interest	$9,989	$11,958

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s U.S. operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (a finance subsidiary with no operations). We believe we are the world’s leading producer in terms of sales revenues and sales volumes of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the largest and most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effect of seasonal changes and weather conditions that typically affect our polymer product sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Summary of Operations and Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein. The accompanying Condensed Consolidated Financial Statements presented herein have been prepared in accordance with those policies.

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties and other contingencies.

Income Tax in Interim Periods. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly impacted by nondeductible expenses and our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower member’s equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

2. New Accounting Pronouncements.

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Future Adoption of Accounting Standards

The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2010:

In October 2009, FASB issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Information pertaining to option activity for the three months ended March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	472	14.35
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	2,057	$13.70

We awarded 22,202 shares of restricted stock awards during the quarter ended March 31, 2010. We value stock options issued using the Black-Scholes Merton option-pricing model and there have been no changes to our methodology disclosed in our most recently filed Annual Report on Form 10-K.

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts.

The original estimated ARO of $3.9 million was reduced to $2.7 million as a result of our completing the exit of the facility two months sooner than originally anticipated. As such, included in depreciation and amortization of intangible assets in the three months ended March 31, 2010 is a reduction in the accrued restructuring cost, which lowered depreciation expense by $1.2 million. Following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(7,904)
Change in estimate for demolition cost	(1,200)

Accrued Pernis restructuring at March 31, 2010(1)	$885

1	Of the $0.9 million liability as of March 31, 2010, $0.4 million was recorded in accounts payable—trade.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$236,827	$223,500
Work in progress	3,843	3,254
Raw materials	62,168	57,504

	$302,838	$284,258

Other payables and accruals:
Employee related	$8,234	$5,783
Interest	3,173	7,366
Property and other taxes	7,713	4,255
Customer rebates	1,474	2,960
Income taxes payable	6,616	4,034
Derivative liabilities	3,067	2,926
Pernis restructuring	437	9,874
Other	23,716	31,107

	$54,430	$68,305

At March 31, 2009, we recorded a charge of $2.1 million for inventory impairment in cost of goods sold in the Condensed Consolidated Statements of Operations.

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net income (loss)	$19,795	$(16,466)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(2,562)	(17,066)
Reclassification of interest rate swaps into earnings	(450)	(421)
Net unrealized gain (loss) on interest rate swaps	(141)	(147)

Total comprehensive income (loss)	$16,642	$(34,100)

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Accumulated other comprehensive income (loss) consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$53,203	$55,765
Net unrealized loss on interest rate swaps	(2,371)	(1,780)
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$33,683	$36,836

7. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Senior Secured Credit Facilities:
Revolving loans	$—	$—
Term loans	221,153	221,729
8.125% discount notes	170,000	170,000
8.125% discount notes held in treasury	(7,000)	(7,000)

Total Debt	384,153	384,729
Less current portion of long-term debt	2,304	2,304

Total Long-term Debt	$381,849	$382,425

(a) Term Loans and Revolving Loans. On May 12, 2006, we entered into an amendment (the “May 2006 Amendment”) to our senior secured credit agreement, (the “Credit Agreement”) dated as of December 23, 2003, as subsequently amended prior to such date, in order to provide a portion of the funds required in connection with the cash tender offer and consent solicitation commenced on April 24, 2006 by Polymer Holdings and Polymer Holdings Capital Corporation with respect to any and all of their outstanding 12.0% discount notes. On May 12, 2006, all but $0.25 million of the $150.0 million in 12.0% discount notes validly tendered and not withdrawn in the tender offer (representing approximately 99.8% of the aggregate amount of outstanding 12.0% discount notes) were accepted for payment and purchased for aggregate total consideration equal to $128.8 million.

The May 2006 Amendment provided for, among other things, a new term facility (the “Term Facility”) of $385.0 million, representing a $25.0 million increase over the original term facility, and extended the maturity of the Term Facility from December 23, 2010 to May 12, 2013. In addition, the May 2006 Amendment extended the maturity of the revolving facility (the “Revolving Facility”) from December 23, 2008 to May 12, 2011 and provided for the possibility of increasing the existing revolving facility from $60.0 million to $80.0 million. On June 7, 2006, Kraton entered into a joinder agreement with a new revolving lender that increased the Revolving Facility to $75.5 million from $60.0 million. The May 2006 Amendment also reduced the interest rate margin on the Term Facility, eliminated or amended certain affirmative and negative covenants, including a covenant that limited Kraton’s ability to make capital expenditures and modified the financial ratios Kraton is required to maintain. On the effective date of the May 2006 Amendment, Kraton borrowed the full $385.0 million available under the new Term Facility and used the proceeds to prepay in full existing borrowings under the original term

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

facility, to make a distribution to us to provide a portion of the funds necessary to consummate the tender offer for the 12.0% discount notes issued by us and Polymer Holdings Capital Corporation on November 2, 2004, and to pay fees and expenses related to the foregoing.

We entered into a subsequent amendment as of October 20, 2009 (the “October 2009 Amendment”) permitting Kraton to convert all or a portion of existing term loans into separate classes of extended term loans that extend the scheduled amortization and maturity of the existing term loans. The extended term loans are required to be substantially identical to the terms of the existing term facility, with the exception of scheduled installment payments and maturity, fees, interest rates and prepayment rights. There is no limit on the number of classes of term loans outstanding at any one time. The October 2009 Amendment also permitted Kraton to establish separate classes (but in no event more than three at any time) of commitments to replace all or a portion of the existing revolving commitments. The terms of any replacement revolving commitments are required to be substantially identical to the terms of the existing revolving commitments, with the exception of maturity, fees and interest rates. Finally, the October 2009 Amendment also allows Kraton to incur indebtedness secured pari passu with the collateral securing the existing lenders under the existing Credit Agreement to refinance existing term loans. This refinancing indebtedness may not amortize or mature prior to the maturity of the existing term loans.

A further amendment on November 30, 2009 (the “November 2009 Amendment”) increased the maximum available borrowings under the revolving commitments from $75.5 million to $80.0 million and extended the maturity on $79.8 million of the revolving commitments from May 2011 to May 2013.

Kraton is the borrower under the amended Credit Agreement, and Kraton’s wholly-owned domestic subsidiaries along with its ultimate parent, Kraton Performance Polymers, Inc., as successor to Polymer Holdings, have guaranteed the amended Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock, the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party.

In December 2009, Kraton applied a portion of the proceeds from Kraton Performance Polymers’ initial public offering as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost.

As of March 31, 2010, Kraton had no outstanding borrowings under the Revolving Facility.

The following is a summary of the material terms of the amended Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

In these notes to the Condensed Consolidated Financial Statements, the loans made under the Revolving Facility are referred to as the Revolving Loans, and the loans made under the Term Facility are referred to as the Term Loans.

Maturity. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the revolving commitments that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The loans made under the existing term facility are payable in 10 remaining consecutive equal quarterly

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The loans made under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. Interest is payable on the last day of each interest period selected by Kraton under the Credit Agreement, and in any event at least quarterly. The average effective interest rates on the loans made under the Term Facility for the three months ended March 31, 2010 and 2009 were 2.3% and 4.3%, respectively. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the revolving commitments, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of revolving commitments extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $0.2 million portion of the revolving commitments that was not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio) or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended revolving commitments is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayment with, in general: (1) 100% of the net cash proceeds of certain asset sales, subject to certain reinvestment rights; (2) 100% of the net cash proceeds of certain insurance and condemnation payments, subject to certain reinvestment rights; (3) 50% of the net cash proceeds of certain equity offerings (declining to 25%, if a leverage ratio is met); (4) 100% of the net cash proceeds of debt incurrences (other than debt incurrences permitted under the Credit Agreement); and (5) 50% of Kraton’s excess cash flow, as defined in the Credit Agreement (declining to 25%, if a leverage ratio is met and to 0% if a further leverage ratio is met). Any such prepayment is applied first to the Term Facility and thereafter to the Revolving Facility.

Covenants. The Credit Agreement contains certain affirmative covenants including, among others, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.

The Credit Agreement contains certain negative covenants that, among other things, restrict Kraton’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make acquisitions, engage in sale and leaseback transactions, make restricted payments, engage in transactions with its affiliates, amend or modify certain agreements and charter documents and change its fiscal year. Kraton is required to maintain a fiscal quarter end interest coverage ratio of at least 3.00:1.00 and a fiscal quarter end leverage ratio not to exceed 4.00:1.00.

As of March 31, 2010, we were in compliance with the applicable financial ratios in the Credit Agreement and the other covenants contained in the Credit Agreement.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(b) Senior Subordinated 8.125% Notes Due January 15, 2014. On December 23, 2003, Kraton and Kraton Polymers Capital Corporation issued the 8.125% Notes in an aggregate principal amount of $200.0 million. The 8.125% Notes are subject to the provisions for mandatory and optional prepayment and acceleration and are payable in full on January 15, 2014. Each of Kraton Polymers U.S. LLC and Elastomers Holdings LLC has guaranteed the 8.125% Notes. The amount of 8.125% Notes outstanding at March 31, 2010 and December 31, 2009, was $163.0 million.

Interest. The 8.125% Notes bear interest at a fixed rate of 8.125% per annum. Interest is payable semi-annually on January 15 and July 15.

Optional Redemption. Kraton may redeem all or a part of the 8.125% Notes at the redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any.

Purchase of a Portion of the Senior Subordinated 8.125% Notes. On March 16, 2009, Kraton purchased and retired $30 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ending March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

In April 2009, TJ Chemical purchased approximately $6.3 million face value of the 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the 8.125% Notes, TJ Chemical contributed the purchased notes to Kraton Performance Polymers, and Kraton Performance Polymers in turn contributed the notes to us. No equity interest or other consideration was issued in exchange for the contribution of the 8.125% Notes, although equity of each of Kraton Performance Polymers and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the 8.125% Notes as treasury bonds. Also in April 2009, Kraton purchased approximately $0.7 million face value of the 8.125% Notes for cash consideration of $0.3 million, which notes Kraton is holding as treasury bonds. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

Covenants. The 8.125% Notes contain certain affirmative covenants, including, among others, covenants to furnish the holders of the 8.125% Notes with financial statements and other financial information and to provide the holders of the 8.125% Notes notice of material events.

The 8.125% Notes contain certain negative covenants including limitations on indebtedness, limitations on restricted payments, limitations on restrictions on distributions from certain subsidiaries, limitations on lines of businesses and mergers and consolidations. As of March 31, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 9 Financial Instruments, Hedging Activities and Credit Risk for fair value information related to our long-term debt.

8. Fair Value Measurements

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

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

From time to time, we enter into derivative financial instruments that are measured at fair value. See Note 9 Financial Instruments, Hedging Activities and Credit Risk for further discussion.

9. Financial Instruments, Hedging Activities and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a total cost of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain has been deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million and $0.7 million into earnings for the quarter ended March 31, 2010 and 2009, respectively.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which resulted in a total cost of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Facility, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring. We have elected to redesignate the cash flow hedge relationship for approximately $219.0 million notional out of the total $310 million notional interest rate swap agreement, and recorded $0.1 million in accumulated other comprehensive income related to the effective portion of the hedge for the three months ended March 31, 2010.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Hedging,” specifically the notional amount of the swap and the principal amount of the debt are no longer equal and the forecasted transaction is no longer probable of occurring as documented in the original hedge documentation. We elected to redesignate the hedging relationship for the approximate $220.0 million remaining future interest payments and recorded $0.1 million in accumulated other comprehensive income related to the effective portion of the hedge for the three months ended March 31, 2010.

Foreign Currency Hedge. On February 18, 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract does not qualify for hedge accounting. During the quarter ended March 31, 2009, we recorded a gain of $0.5 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-mark impact of the purchased option contract.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	March 31, 2010	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—Interest rate swap	Other payables and accruals	$3,067	$—	$3,067	$—

	Balance Sheet Location	December 31, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(b) Fair Value of Financial Instruments

The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term loans	$221,153	$221,153	$221,729	$221,729
12.00% discount notes	$250	$250	$250	$250
8.125% discount notes	$163,000	$160,759	$163,000	$146,089
8.125% discount notes held in treasury	$7,000	$6,904	$7,000	$6,274

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

10. Income Taxes

Income tax expense for the three months ended March 31, 2010 was $4.3 million compared to $0.3 million for three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 was 17.7% compared to (1.7)% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

As of March 31, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a current liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. The U.S. federal income tax return has been examined by the tax authorities through December 31, 2004; all years subsequent to 2004 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. Commitments and Contingencies

Legal Proceedings

We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals L.P. (“Shell Chemicals”) has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Quarterly Report on Form 10-Q, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation” in our most recently filed Annual Report on Form 10-K. We received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition or results of operations. There have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

12. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Defined Benefit
Components of net periodic benefit cost:
Service cost	$623	$736
Interest cost	1,216	1,178
Expected return on plan assets	(1,213)	(1,187)
Amortization of prior service cost	4	127

Net periodic benefit cost	$630	$854

Other Post-retirement Benefits
Components of net periodic benefit cost:
Service cost	$98	$100
Interest cost	280	230
Amortization of prior service cost	39	18

Net periodic benefit cost	$417	$348

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Contributions. We made contributions of $0.4 million to our pension plan in the quarter ended March 31, 2010 and expect to contribute $3.2 million in total in 2010.

See Note 7 Employee Benefits for further discussion in our most recent Annual Report on Form 10-K.

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews financial information to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the Condensed Consolidated Financial Statements.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Total Operating Revenues:
United States	$109,845	$60,547
Germany	30,606	21,570
Japan	15,918	10,929
China	12,180	3,618
Brazil	11,263	6,399
Italy	10,826	6,881
The Netherlands	7,723	8,644
France	7,494	7,735
Thailand	7,445	5,808
United Kingdom	6,210	6,315
Taiwan	5,748	2,544
Canada	4,954	3,727
Turkey	4,173	2,112
South Korea	3,433	1,894
Australia	3,230	856
Sweden	3,088	2,451
Argentina	2,603	2,645
Austria	2,271	712
Mexico	2,256	2,222
Malaysia	2,042	1,063
Belgium	2,007	12,982
Denmark	1,703	2,803
Switzerland	1,448	1,595
UAE	1,445	387
India	1,341	1,101
Czech Republic	1,199	1,107
Spain	1,168	339
Hong Kong	1,038	395
All other countries	8,075	5,577

	$272,732	$184,958

	March 31, 2009	December 31, 2008
	(in thousands)
Long-Lived Assets:
United States	$315,563	$317,719
France	126,212	125,839
Brazil	65,230	64,385
Germany	40,644	42,724
The Netherlands	10,981	36,971
China	2,342	2,334
Japan	440	482
All other countries	754	964

	$562,166	$591,418

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

14. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber, which is a wholly or predominantly composed of a block copolymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces thermoplastic rubber for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Purchases from related party	$9,654	$5,749

A private investment fund managed by TPG Capital L.P., which advises TPG Partners III and TPG Partners IV, has an ownership share of British Vita PLC, one of our customers. Sales to British Vita amounted to $1.6 million for both the three months ended March 31, 2010 and 2009. We do not have any contractual requirements for sales to British Vita. Based upon public disclosures by British Vita, we believe British Vita recently disposed of the division with which we conduct business and that, therefore, this customer will no longer be a related party in the future.

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris’s meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG Partners III and TPG Partners IV, has an ownership share of Amyris.

15. Supplemental Guarantor Information

Kraton and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 8.125% Notes. Elastomers Holdings LLC, a U.S. holding company, and Kraton Polymers U.S. LLC, a U.S. operating subsidiary, collectively, the Guarantor Subsidiaries, fully and unconditionally guarantee on a joint and several basis the Issuers’ obligations under the 8.125% Notes. Our remaining subsidiaries are not guarantors of the 8.125% Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$—	$3,009	$9,041	$—	$12,050
Receivables, net	—	72,917	77,868	—	150,785
Inventories of products, net	—	141,491	161,347	—	302,838
Inventories of materials and supplies	—	6,869	3,767	—	10,636
Deferred income taxes	—	—	3,107	—	3,107
Other current assets	4,227	6,712	15,681	—	26,620

Total current assets	4,227	230,998	270,811	—	506,036
Property, plant and equipment, less accumulated depreciation	83,017	170,482	95,517	—	349,016
Identifiable intangible assets, less accumulated amortization	11,898	16,120	47,021	—	75,039
Investment in consolidated subsidiaries	1,005,120	—	—	(1,005,120)	—
Investment in unconsolidated joint venture	600	—	10,992	—	11,592
Deferred financing costs	6,790	—	9	—	6,799
Deferred income taxes	—	—	—	—	—
Other long-term assets	430	502,214	144,841	(625,133)	22,352

Total Assets	$1,112,082	$919,814	$569,191	$(1,630,253)	$970,834

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,475	44,545	27,631	—	74,651
Other payables and accruals	8,586	15,575	31,812	(1,543)	54,430
Due to related party	—	—	16,596	—	16,596
Insurance note payable	3,201	—	—	—	3,201

Total current liabilities	16,566	60,120	76,039	(1,543)	151,182
Long-term debt, net of current portion	381,849	—	—	—	381,849
Deferred income taxes	19,669	—	(5,345)	—	14,324
Long-term liabilities	352,863	72,128	244,420	(623,590)	45,821

Total liabilities	770,947	132,248	315,114	(625,133)	593,176

Commitments and contingencies (Note 11)
Member’s equity
Common equity	343,975	798,140	206,980	(1,005,120)	343,975
Accumulated other comprehensive income	(2,840)	(10,574)	47,097	—	33,683

Total member’s equity	341,135	787,566	254,077	(1,005,120)	377,658

Total Liabilities and Member’s Equity	$1,112,082	$919,814	$569,191	$(1,630,253)	$970,834

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$36,567	$32,724	$—	$69,291
Receivables, net of allowance	—	41,194	74,135	—	115,329
Inventories of products, net	—	124,003	160,255	—	284,258
Inventories of materials and supplies, net	—	6,830	4,032	—	10,862
Deferred income taxes	—	—	3,107	—	3,107
Other current assets	1,086	1,421	14,263	—	16,770

Total current assets	1,086	210,015	288,516	—	499,617

Property, plant and equipment, less accumulated depreciation	85,284	171,024	98,552	—	354,860
Identifiable intangible assets, less accumulated amortization	13,541	15,322	46,938	—	75,801
Investment in consolidated subsidiaries	971,995	—	—	(971,995)	—
Investment in unconsolidated joint venture	813	—	11,265	—	12,078
Deferred financing costs	7,309	—	9	—	7,318
Deferred income taxes	—	—	—	—	—
Other long-term assets	1,142	468,794	95,054	(540,165)	24,825

Total Assets	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,699	37,732	53,063	—	93,494
Other payables and accruals	18,251	15,010	35,118	(74)	68,305
Due to related party	—	—	19,006	—	19,006

Total current liabilities	23,254	52,742	107,187	(74)	183,109

Long-term debt, net of current portion	382,425	—	—	—	382,425
Deferred income taxes	12,858	—	630	—	13,488
Long-term liabilities	351,353	47,494	187,721	(540,091)	46,477

Total liabilities	769,890	100,236	295,538	(540,165)	625,499

Commitments and contingencies (note 11)
Member’s equity
Common equity	312,164	775,493	196,502	(971,995)	312,164
Accumulated other comprehensive income	(884)	(10,574)	48,294	—	36,836

Total member’s equity	311,280	764,919	244,796	(971,995)	349,000

Total Liabilities and Member’s Equity	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$164,498	$142,684	$(34,450)	$272,732
Other	—	—	—	—	—

Total operating revenues	—	164,498	142,684	(34,450)	272,732
Cost of Goods Sold	—	120,062	117,993	(34,450)	203,605

Gross Profit	—	44,436	24,691	—	69,127

Operating Expenses
Research and development expenses	—	3,554	2,430	—	5,984
Selling, general and administrative expenses	(95)	16,527	5,630	—	22,062
Depreciation	3,909	5,825	1,312	—	11,046

Total operating expenses	3,814	25,906	9,372	—	39,092

Gain on Extinguishment of Debt	—	—	—	—	—
Earnings in Consolidated Subsidiaries	31,823	—	—	(31,823)	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	74	—	74
Interest Expense (Income), net	8,307	(2,783)	540	—	6,064

Income (Loss) Before Income Taxes	19,702	21,313	14,853	(31,823)	24,045
Income Tax Expense (Benefit)	(93)	—	4,343	—	4,250

Net Income (Loss)	$19,795	$21,313	$10,510	$(31,823)	$19,795

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$96,861	$121,886	$(40,881)	$177,866
Other	—	—	7,092	—	7,092

Total operating revenues	—	96,861	128,978	(40,881)	184,958
Cost of Goods Sold	(9,155)	95,773	130,288	(40,881)	176,025

Gross Profit	9,155	1,088	(1,310)	—	8,933

Operating Expenses
Research and development expenses	—	2,575	2,394	—	4,969
Selling, general, and administrative expenses	(353)	10,231	8,373	—	18,251
Depreciation and amortization of identifiable intangibles	4,168	5,503	2,893	—	12,564

Total operating expenses	3,815	18,309	13,660	—	35,784

Gain on Extinguishment of Debt	19,491	—	—	—	19,491
Equity in Earnings of Consolidated subsidiaries	(31,729)	—	—	31,729	—
Equity in Earnings of Unconsolidated Joint Venture	—	—	74	—	74
Interest expense, net	10,133	(2,725)	1,500	—	8,908

Income (loss) Before Income Taxes	(17,031)	(14,496)	(16,396)	31,729	(16,194)
Income Tax Expense (Benefit)	(565)	34	803	—	272

Net Income (Loss)	$(16,466)	$(14,530)	$(17,199)	$31,729	$(16,466)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in operating activities	$(29,013)	$(20,336)	$(23,487)	$—	$(72,836)
Cash flows used in investing activities
Proceeds from (payments on) intercompany loans	15,675	—	—	(15,675)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(4,892)	(1,574)	—	(6,466)
Purchase of software	—	(1,188)	—	—	(1,188)

Net cash provided by (used in) investing activities	15,675	(6,080)	(1,574)	(15,675)	(7,654)

Cash flows provided by (used in) financing activities
Proceeds from debt	25,000	—	—	—	25,000
Repayment of debt	(25,576)	—	—	—	(25,576)
Cash contribution from member	10,713	—	—	—	10,713

Proceeds from (payments on) intercompany loans	—	(7,143)	(8,532)	15,675	—
Net proceeds (payments on) from insurance note payable	3,201	—	—	—	3,201

Net cash provided by (used in) financing activities	13,338	(7,143)	(8,532)	15,675	13,338

Effect of exchange rate difference on cash	—	—	9,911	—	9,911

Net decrease in cash and cash equivalents	—	(33,559)	(23,682)	—	(57,241)
Cash and cash equivalents at beginning of period	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$3,008	$9,042	$—	$12,050

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(17,220)	$1,285	$(19,286)	$—	$(35,221)

Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loan	71,650	—	—	(71,650)	—
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(8,588)	2,142	—	(6,446)

Net cash provided by (used in) investing activities	71,650	(8,588)	2,142	(71,650)	(6,446)

Cash flows provided by (used in) financing activities
Proceeds from debt	3,000	—	—	—	3,000
Repayment of debt	(61,345)	—	—	—	(61,345)
Cash contribution from member	—	—	—	—	—
Proceeds from (payments on) intercompany loan		(51,783)	(19,867)	71,650	—
Net payment of insurance note payable	3,915	—	—	—	3,915

Net cash provided by (used in) financing activities	(54,430)	(51,783)	(19,867)	71,650	(54,430)

Effect of exchange rate difference on cash and cash equivalents	—	—	7,546	—	7,546

Net decrease in cash and cash equivalents	—	(59,086)	(29,465)	—	(88,551)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$6,374	$6,471	$—	$12,845

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Subsequent Events

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K, as amended, as of and for the year ended December 31, 2009. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Kraton Performance Polymers is a global producer of styrenic block copolymers, or SBCs, a family of performance polymer products the chemistry of which we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications.

We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs. We manufacture our products along five primary product lines based upon polymer chemistry and process technologies: (1) unhydrogenated SBCs, or USBCs; (2) hydrogenated SBCs, or HSBCs; (3) isoprene rubber, or IR; (4) isoprene rubber latex, or IRL; and (5) Compounds. We include IR and IRL in our USBC product line. For the quarter ended March 31, 2010, USBCs and HSBCs represented 62.1% and 37.9% of our sales revenue (excluding by-product sales). The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in the Paving and Roofing, Adhesives, Sealants and Coatings, and Footwear end use applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added end uses, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

We serve three core end use markets: (1) Advanced Materials, which represented 33.1% of sales revenue for the quarter ended March 31, 2010; (2) Adhesives, Sealants and Coatings, which represented 33.3% of sales revenue for the quarter ended March 31, 2010; and (3) Paving and Roofing, which represented 22.6% of sales revenue for the quarter ended March 31, 2010. We also serve a fourth market, an Emerging Businesses category, which includes our IRL activity, which represented 6.3% of sales revenue for the quarter ended March 31, 2010. We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each end use.

2010 First Quarter Financial Highlights

•

Operating revenues increased by 47.5% from the first quarter of 2009, primarily due to a 54.6% increase in sales volume. Our sales volume in the first quarter of 2010 exceeded the sales volume in the fourth quarter of 2009 by 19.5%.

•	Gross profit amounted to 25.3% of operating revenue in 2010 compared to 4.8% in the first quarter 2009.

•	Adjusted EBITDA improved by more than $50.0 million to $42.6 million, reflecting a margin of 15.6% of revenues.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 43%, 52% and 51% of our total cost of goods sold for the twelve months ended December 31, 2009, and the three months ended March 31, 2010 and 2009, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers generally has been correlated with changes in crude oil prices and affected by global supply and demand and by global economic conditions. The market prices for styrene and butadiene monomers peaked during 2008 before collapsing during the financial crisis in early 2009. Butadiene pricing then increased from the lows of the first two quarters of 2009, leveled off in late 2009, and resumed escalation in early 2010. Styrene pricing increased from the lows of the first quarter of 2009 before leveling off in early 2010. Alternately, spot isoprene prices peaked in late 2008 then declined in the first quarter of 2009. Isoprene pricing increased during the second quarter of 2009, stabilized, then increased again in the fourth quarter of 2009. Isoprene pricing has continued to increase through the first quarter of 2010. Overall, monomer pricing is up significantly in the first quarter of 2010 as compared to the first quarter of 2009.

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

In January 2009, the U.S. operations of LyondellBasell, along with one of its European-holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Its Chapter 11 reorganization plan was confirmed by the bankruptcy court in April 2010, and we have been advised that LyondellBasell emerged from bankruptcy as of April 30, 2010. LyondellBasell is one of our major suppliers of raw materials in Europe and also operates our plants at Berre, France, and Wesseling, Germany. We cannot accurately predict the effect, if any, that LyondellBasell’s bankruptcy or emergence from bankruptcy will have upon our business, or our relationships with LyondellBasell. To date, these proceedings have resulted in no significant changes in our commercial relationship with LyondellBasell.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers.

International Operations and Currency Fluctuations. We operate a geographically diverse business serving customers in more than 60 countries from five manufacturing plants in five countries. For the three months ended March 31, 2010, 48% of total operating revenues were generated from customers located in the Americas, 31% in Europe and 21% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations. For the three months ended March 31, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies amounted to $0.8 million and $1.2 million, respectively.

In addition, our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of other comprehensive income (loss) in stockholders’ equity. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. Abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly Paving and Roofing sales in any given year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Poly-Isoprene Rubber (“PIR”) Manufacturing at Belpre, Ohio. We recently announced plans to invest approximately $27.0 million in our Belpre, Ohio, plant to enable production of Poly-Isoprene Rubber. Plant modifications and upgrades are scheduled to commence in the third quarter of 2010 with the new PIR production capabilities expected by mid-2011.

Isoprene Rubber Latex Capacity Expansion at Paulinia, Brazil. We have recently confirmed our plans to invest approximately $10.0 million to debottleneck and expand IRL capacity and production at our Paulinia, Brazil plant. We expect to commence spending on this initiative in the third quarter of 2010 with the project expected to be completed by mid-2011. When combined with the capacity contractually available to us at a third party site in Japan, this debottlenecking project will represent an estimated 33% increase in our total IRL capacity.

Additional HSBC capacity. Subject to ongoing market trends, we have begun preliminary investigations into a possible new HSBC facility to provide additional capacity to meet projected HSBC growth. It is too early to estimate the expected cost of such a facility, but if present trends hold, preparatory work proves successful, and all required approvals are received, we estimate that construction could commence in the first half of 2012 with start-up occurring as early as the second half of 2013.

European office consolidation. We have finalized plans to consolidate our transactional functions as well as much of our European management to a new European central office in Amsterdam, the Netherlands. We believe that with this initiative we will achieve greater operating efficiency as well as service improvements by consolidating core competencies and further exploiting the advantages of our new global SAP system rolled out in 2009. We anticipate minimal impact on existing relationships and specifically no interruption in customer service during the gradual implementation of this transition plan. We expect to incur approximately $6.0 million to $7.0 million of restructuring costs, largely in the remainder of 2010. We expect operating cost reductions of more than $2.0 million on an annual basis starting on 2012 resulting from this consolidation.

Exit from Pernis Facility. We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured IR.

We had expected to maintain a presence at the facility through May 2010, as the site was cleared for demolition. We completed the exit activities two months earlier than planned and exited the facility as of March 31, 2010, reducing the estimated total exit cost from $10.0 million to $8.8 million. During the first quarter of 2010, we paid approximately $8.0 million in exit costs, with the remaining payments expected to be paid during the second quarter of 2010. We expect the exit of our Pernis facility will result in an incremental cost savings of approximately $12.0 million per annum beginning in January 2010.

Customer Event. We received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”), during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008, appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. In this regard, no formal claim has been asserted against us in the bankruptcy court as of this date. However, we intend to vigorously defend any such claim if it is made against us, and although the ultimate outcome of any such matter cannot be determined with certainty, we believe we would have a number of defenses to any such claim, including, without limitation, defenses concerning the ordinary course of business and the timing of certain product deliveries made by Kraton to SemGroup prior to the date of its bankruptcy filing. At this time, we have recorded no provision for losses in connection with this matter. Further we do not believe that any claim, if one is asserted, will have a material adverse impact on our business, financial condition or results of operations.

Pricing. We recently announced the implementation of a series of global price increases, which were generally broad-based across our end use markets and in response to the increase in raw material and energy costs.

Outlook

Our business momentum is encouraging as we enter what has traditionally been our seasonally higher volume second and third quarters. However, one should not extrapolate our most recent quarter’s volume growth through the entire year, as the pace and strength of the economic recovery remains uncertain. We currently estimate that our second quarter sales volume will continue to yield growth over the prior comparable period.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)
Operating Revenues
Sales	$272,732	$177,866
Other	—	7,091

Total operating revenues	272,732	184,957
Cost of Goods Sold	203,605	176,023

Gross Profit	69,127	8,934

Operating Expenses
Research and development expenses	5,984	4,969
Selling, general and administrative expenses	22,062	18,250
Depreciation and amortization of identifiable intangibles	11,046	12,564

Total operating expenses	39,092	35,783

Gain on Extinguishment of Debt	—	19,491
Equity in Earnings of Unconsolidated Joint Venture	74	74
Interest Expense, net	6,064	8,908

Income (Loss) Before Income Taxes	24,045	(16,192)
Income Tax Expense	4,250	269

Net Income (Loss)	$19,795	$(16,461)

Earnings (Loss) per common share
Basic (note 7)	$0.64	$(0.85)
Diluted	$0.64	$(0.85)
Weighted average common shares outstanding
Basic	30,674	19,407
Diluted	30,863	19,407

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating Revenues

Operating revenues includes revenue from the sale of our core products and prior to the exit of our Pernis, the Netherlands, facility on December 31, 2009, the sale of small quantities of by-products resulting from the manufacturing process of IR. For the three months ended March 31, 2010, total operating revenues increased $87.8 million or 47.5% compared to the same period in 2009.

Sales increased $94.9 million or 53.3% over the same period in 2009. The increase in sales was the result of:

•

a $93.1 million increase from growth in sales volume from 47.1 kilotons in the first quarter of 2009 to 72.9 kilotons in the first quarter of 2010. The 25.7 kilotons or 55.0% increase in sales volume was broad-based across each end use market reflecting a continuation of the positive trend that began in the fourth quarter of 2009; and

•

a $7.3 million increase from changes in foreign currency exchange rates, principally from a stronger Euro versus U.S. dollar in the first quarter of 2010 compared to the first quarter of 2009; partially offset by

•

a $5.6 million decline in global product sales prices, including the effect on sales prices from changes in the cost of monomers, and product mix. From January 1, 2010 to March 31, 2010, we have implemented three rounds of price increases commensurate with rising raw material and energy costs.

The following are the primary factors influencing our sales revenue in each of our end use markets:

•

In our Adhesives, Sealants and Coatings end use market, sales amounted to $92.3 million for the three months ended March 31, 2010, an increase of $32.6 million or 54.5% from first quarter 2009 sales of $59.8 million. The increase was driven by strength in applications such as non-woven adhesives for diapers, pressure sensitive labels and specialty tapes. In addition, a recovery in shipping led to increased sales into packaging tape applications.

•

In our Advanced Materials end use market, sales amounted to $92.4 million for the three months ended March 31, 2010, an increase of $36.4 million or 65.1% from first quarter 2009 sales of $56.0 million. The increase was largely the result of higher sales in personal care applications in Europe and North America. Also, increased consumer spending led to global growth in automotive and consumer electronics applications.

•

In our Paving and Roofing end use market, sales amounted to $61.6 million for the three months ended March 31, 2010, an increase of $28.5 million or 86.1% from first quarter 2009 sales of $33.1 million. The increase was driven by re-stocking ahead of the paving season when asphalt pricing is at its lowest. Additionally, tight product supply in North America allowed us to support customers whose suppliers could not fulfill orders. Lastly, in North America, the U.S. government’s highway stimulus funding in the first quarter of 2010 led to increased paving application sales.

•

In our Emerging Businesses end use market, sales amounted to $13.7 million for the three months ended March 31, 2010, an increase of $4.0 million or 41.6% from first quarter 2009 sales of $9.6 million. The increase reflects the continued volume growth of IRL products in applications such as surgical gloves and condoms.

As a result of the exit of our Pernis facility, other revenue decreased $7.1 million or 100.0% compared to the same period in 2009. Other revenue primarily consisted of the sales of small quantities of by-products resulting from the manufacturing process of IR at Pernis, which is offset by a corresponding cost included in cost of goods sold. The manufacturing process associated with the IR replacement capacity at our Belpre, Ohio, facility, when operational in 2011, will no longer result in the production of by-products.

Cost of Goods Sold

Cost of goods sold for three months ended March 31, 2010 increased $27.6 million or 15.7% compared to the same period in 2009. The increase was driven primarily by:

•	a $51.0 million increase in cost of goods sold related to the increase in sales volume; and

•	a $7.7 million increase from changes in foreign currency exchange rates; partially offset by

•	a $7.1 million decrease due to lower by-product costs;

•	a $18.9 million decrease in monomer and other production costs;

•	a $2.8 million decrease in plant turnaround costs; and

•	a $2.3 million decrease in costs associated with the Pernis exit.

The spread between first-in first-out or FIFO basis and current replacement cost resulted in a decrease in cost of goods sold in the three months ended March 31, 2010 of approximately $7.3 million compared to a increase in cost of goods sold of approximately $34.3 million for the same period in 2009.

As a percentage of operating revenues, cost of goods sold decreased to 74.7% from 95.2%.

Gross Profit

Gross profit for the three months ended March 31, 2010 increased $60.2 million or more than 100% compared to the same period in 2009. The increase was driven primarily by an increase in sales volume. As a percentage of operating revenues, gross profit increased to 25.3% in the first quarter of 2010 from 4.8% in the first quarter of 2009.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 increased $3.3 million or 9.2% compared to the same period in 2009. The increase was driven primarily by:

•

a $1.0 million or 20.4% increase in research and development expense largely due to higher staffing related costs of $0.4 million and higher operating costs of $0.8 million. As a percentage of operating revenues, research and development expenses decreased to 2.2% from 2.7% in the first quarter of 2009; and

•

a $3.8 million or 20.9% increase in selling, general and administrative expenses primarily due to an increase in staffing costs, including an increase in incentive compensations costs of $1.9 million, partially offset by $0.8 million of savings from the implementation of our global SAP system. As a percentage of operating revenues, selling, general and administrative expenses decreased to 8.1% from 9.9% in the first quarter of 2009; partially offset by

•

a $1.5 million or 12.1% decrease in depreciation and amortization expenses. The decrease was largely due to a $1.2 million decrease in the first quarter of 2010 associated with the change in estimate for a portion of the exit costs of the Pernis facility compared to $0.4 million in the first quarter of 2009 associated with the Pernis facility, which we shutdown in December 2009. As a percentage of operating revenues, depreciation and amortization expenses decreased to 4.1% from 6.8% in the first quarter of 2009.

Interest expense, net.

Interest expense, net for the three months ended March 31, 2010 decreased $2.8 million or 31.9% to $6.1 million compared to $8.9 million during the same period in 2009. The decrease was primarily due to:

•

a $1.6 million decrease in interest on the term portion of Kraton’s senior secured credit facility as a result of the prepayment of $100.0 million in the fourth quarter of 2009 and lower interest rates;

•	a $0.6 million decrease in interest resulting from the extinguishment of $30.0 million face value of our senior subordinated 8.125% notes in the first quarter of 2009;

•	a $0.4 million decrease in interest on lower average borrowings under the revolving portion of the senior secured credit facility; and

•	a $0.5 million decrease in interest on lower deferred financing costs; partially offset by

•	higher commitment fees of $0.1 million.

The average debt balances outstanding were $394.1 million and $566.2 million for the three months ended March 31, 2010 and 2009, respectively. The effective interest rates on our debt during the same period were 6.4% and 6.7%, respectively.

Income tax expense

Income tax expense was $4.3 million for the three months ended March 31, 2010 compared to an expense of $0.3 million for the three months ended March 31, 2009. The effective tax rate was 17.7% for the three months ended March 31, 2010 compared to (1.7)% for the three months ended March 31, 2009. Our effective tax rate for the three months ended March 31, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

Net income (loss)

Net income was $19.8 million or $0.64 per diluted share for the three months ended March 31, 2010, an increase of $36.3 million or $1.49 per diluted share compared to a net loss of $16.5 million or $(0.85) per diluted share in the same period in 2009. In the first quarter of 2009, we realized a gain on the extinguishment of debt which amounted to $1.00 per diluted share.

EBITDA and Adjusted EBITDA.

We consider EBITDA and Adjusted EBITDA as important supplemental measures of our performance and believe they are frequently used by investors and other interested parties in the evaluation of companies in our industry. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Three months ended March 31,
	2010	2009
	(in thousands)
Other Data
EBITDA(1)(2)	$41,155	$5,280
Adjusted EBITDA(2)(3)	42,622	(9,716)

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it is used by management to evaluate operating performance. We consider EBITDA an important supplemental measure of our performance and believe it is frequently used by investors and other interested parties in the evaluation of companies in our industry.

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

Because of these and other limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally. See the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

(2)	We reconcile Net Income/(Net Loss) to EBITDA and Adjusted EBITDA as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net Income/(Net Loss)	$19,795	$(16,461)
Plus
Interest expense, net	6,064	8,908
Income tax expense	4,250	269
Depreciation and amortization expenses	11,046	12,564

EBITDA(a)	$41,155	$5,280

(a)	EBITDA in the first three months of 2010 was positively impacted by approximately $7.3 million due to the sale of inventory produced when raw material costs were lower than the then current replacement cost. Conversely, in the first three months of 2009, EBITDA was negatively impacted by approximately $34.3 million due to the sale of inventory produced when raw material costs were higher than the then current replacement cost.

(3)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide additional and helpful information to investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the subsequent footnote. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	2010	2009
	(in thousands)
EBITDA(a)	$41,155	$5,280
Add (deduct):
Sponsor fees and expenses	—	500
Restructuring and related charges(b)	135	694
Other non-cash expenses(c)	1,332	3,301
Gain on extinguishment of debt(d)	—	(19,491)

Adjusted EBITDA(a)	$42,622	$(9,716)

(a)	EBITDA and Adjusted EBITDA in the first three months of 2010 were positively impacted by approximately $7.3 million due to the sale of inventory produced when raw material costs were lower than the then current replacement cost. Conversely, in the first three months of 2009, EBITDA and Adjusted EBITDA were negatively impacted by approximately $34.3 million due to the sale of inventory produced when raw material costs were higher than the then current replacement cost.
(b)	2010 costs consist primarily of legal fees associated with the restructuring of our European organization and 2009 costs consist primarily of costs associated with evaluating merger and acquisition transactions and potential debt refinancing.

Restructuring and related charges discussed above were recorded in the Condensed Consolidated Statements of Operations, as follows.

	Three months ended March 31,
	2010	2009
	(in thousands)
Cost of goods sold	$—	$78
Selling, general and administrative	135	616

Total restructuring and related charges	$135	$694

(c)	For all periods, consists primarily of non-cash compensation. In 2009, also reflects the non-cash inventory impairment to lower inventory from first-in first-out cost to market value.
(d)	In 2009, reflects the non-recurring cash gain related to the bond repurchase.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers is a holding company without any operations or assets other than the operations of its subsidiaries.

Credit markets in the United States have experienced varying degrees of credit volatility and contraction that have limited and reduced our ability to explore financing options. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and capital resources, and the liquidity and capital resources of our customers, and therefore, our and our customers’ ability to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms commercially acceptable to us or at all.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our senior subordinated notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since raw material feedstock costs generally represent approximately 45% to 50% of our cost of goods sold, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At March 31, 2010, we had $12.1 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of March 31, 2010, we had available to us, upon compliance with customary conditions, $80.0 million under the revolving portion of the senior secured credit facility. As of the date hereof, we have no drawings on the revolving portion. While we have met the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements. Under the terms of the senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 3.00:1.00 and we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.00:1.00.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of March 31, 2010, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the senior subordinated 8.125% notes and the senior discount 12% notes. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

From time to time, on an ongoing basis, we continue to evaluate options with respect to our overall debt structure, including, without limitation, the possibility of cash purchases, in the open market, privately negotiated transactions or otherwise, of our indebtedness up to amounts permitted under the senior secured credit facility. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In 2009, we repurchased a total of $37.0 million in face value of our senior subordinated 8.125% notes.

Based on December 31, 2009 valuations, we expect to make contributions of $3.9 million to the plans in 2010 versus $6.2 million in 2009. If the market value of these assets does not improve during 2010, higher levels of contributions could be required in 2011 and beyond.

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further discussion.

Operating Cash Flows

Net cash used in operating activities increased $37.6 million to $72.8 million for the three months ended March 31, 2010 compared to $35.2 million during the same period in 2009. This change was driven primarily by:

•	a $38.3 million increase in accounts receivable due to the increase in sales volume in the first quarter of 2010 versus the first quarter of 2009; and

•	a $68.2 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and volume; partially offset by

•	a $36.3 million increase in earnings; and

•

a $25.4 million increase in accounts payable, primarily related to the increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and increased sales volume.

Cash and cash equivalents decreased from $69.3 million at December 31, 2009 to $12.1 million at March 31, 2010. Including amounts undrawn on our revolving loans, which amounted to $80.0 million at March 31, 2010 and $80.0 million at December 31, 2009, liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $92.1 million at March 31, 2010 and $149.3 million at December 31, 2009.

Investing Cash Flows

Net cash flows used in investing activities totaled $7.7 million for the three months ended March 31, 2010 compared to net cash flows used in investing activities of $6.4 million during the same period in 2009.

Expected Capital Expenditures. We expect 2010 capital expenditures will be approximately $50.0 million to $55.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $12.0 million to $16.0 million. Included in our 2010 capital expenditure estimate is approximately $9.0 million for the second phase of the Belpre systems and control upgrades, approximately $11.0 million to replace IR production from our Pernis facility, approximately $6.0 for the IRL expansion and approximately $5.0 million for building upgrades at our Belpre facility.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of March 31, 2010 was approximately 50.0% debt and 50.0% equity compared to approximately 76.0% debt and 24.0% equity for the same period in 2009.

Net cash provided by financing activities totaled $13.3 million for the three months ended March 31, 2010 compared to $54.4 million net cash used in financing activities during the same period in 2009. This increase was driven primarily by:

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option; partially offset by

•	$10.8 million to purchase and extinguish $30.7 million face value of our senior subordinated notes in 2009; and

•	$47.0 million repayment on the revolving portion of the senior secured credit facility in 2009.

Description of Our Indebtedness. See Long-Term Debt, Note 8 or 7 to Condensed Consolidated Financial Statements of Kraton Performance Polymers and Kraton, respectively, for a discussion of our debt facilities and related financial and other covenants.

Other Contingencies

As a chemicals manufacturer, our operations are subject to a wide range of environmental laws and regulations at both the national and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management.

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

In the context of the separation in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.

In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001, which would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable with respect to remediation activities beyond those identified to date, at present, we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in the presented periods of 2010 and 2009.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our 2009 Annual Report on Form 10-K, as amended. There has been no material change since that date.

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of March 31, 2010.

OTHER ISSUES

New Accounting Pronouncements

The following new accounting pronouncements has been issued, but has not yet been adopted as of March 31, 2010:

In October 2009, FASB issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risk. We have $221.2 million of variable rate debt outstanding under the Term Facility as of March 31, 2010. The loans made under the Term Facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). The terms of the $0.2 million portion of the revolving commitments that was not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum. (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which resulted in a total cost of 3.53%. The impacts of changes in interest rates would not have a material impact on our financial position or results of operations, as the swap agreement fixes our total cost at 3.53% for our Term Loans and our borrowings under our Revolving Loans are not material.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. Approximately one-half of our revenue and costs are denominated in U.S. dollars. Euro-related currencies are also significant.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments. For the three months ended March 31, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies amounted to $0.8 million and $1.2 million, respectively. The impacts from foreign currency exchange rate fluctuations historically have not had a material impact on our financial position or results of operations.

Credit Risk. Our customers are diversified by industry and geography with approximately 700 customers in over 60 countries worldwide. We do not have concentrations of receivables from these industry sectors throughout these countries. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy. From time to time we may hedge our commodity price exposure, generally with respect to the purchase of utilities.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Commitments and Contingencies, Note 12 or 11 to Condensed Consolidated Financial Statements of Kraton Performance Polymers and Kraton, respectively.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of Kraton’s financial position, results of operations and cash flows.

The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 15, 2010, as subsequently amended by our Form 10-K/A filed on March 31, 2010, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 16, 2009, our registration statement (File No. 333-162248) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,294,118 shares of common stock and granted the underwriters the right to purchase up to an additional 1,544,117 shares from us to cover over-allotments at a public offering price of $13.50 per share. The underwriters’ over-allotment option was partially exercised and an additional 887,082 shares were sold on January 7, 2010. Aggregate gross offering proceeds were $150.9 million. The representatives for the underwriters were Credit Suisses Securities (US) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Oppenheimer & Co. Inc.

As a result of the offering, we received net proceeds of approximately $137.4 million, after deducting underwriting fees of $9.8 million and additional offering-related expenses of approximately $3.7 million, for total expenses to us of approximately $13.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), or persons owning ten percent or more of any class of our equity securities or to any other affiliate.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Through March 31, 2010, the offering proceeds have been used as follows:

We used $100.0 million of the net proceeds to prepay outstanding indebtedness, with the balance to be used for general corporate purposes, including to fund strategic capital projects, such as alternative production capabilities for IR, the development of additional capacity in our IRL business, continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility, and/or general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number
*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC. KRATON POLYMERS LLC

Date: May 5, 2010	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: May 5, 2010	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer