Form 10-Q
period 2010-06-30
Kraton Performance Polymers, Inc.; Kraton Polymers LLC
filed 2010-08-04
CIK 1321646, 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Kraton Performance Polymers, Inc.	001-34581
Kraton Polymers LLC	333-123747

KRATON PERFORMANCE POLYMERS, INC.

KRATON POLYMERS LLC

(Exact Name of Registrant as Specified in its Charter)

Kraton Performance Polymers, Inc.	Delaware	20-0411521
Kraton Polymers LLC	Delaware	26-3739386
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	15710 John F. Kennedy Blvd, Suite 300 Houston, TX 77032	281-504-4700
	(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 30, 2010: 30,868,495.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in our latest Annual Report on Form 10-K, as amended, including but not limited to “Part 1, Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include risks related to: conditions in the global economy and capital markets; our reliance on LyondellBasell Industries for the provision of significant operating and other services; the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire; limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business; competition in our end-use markets, by other producers of SBCs and by producers of products that can be substituted for our products; our ability to produce and commercialize technological innovations; our ability to protect our intellectual property, on which our business is substantially dependent; infringement of our products on the intellectual property rights of others; seasonality in our Paving and Roofing business; financial and operating constraints related to our substantial level of indebtedness; product liability claims and other lawsuits arising from environmental damage or personal injuries associated with chemical manufacturing; political and economic risks in the various countries in which we operate; the inherently hazardous nature of chemical manufacturing; health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans; regulation of our customers, which could affect the demand for our products or result in increased compliance costs; international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs; our relationship with our employees; loss of key personnel or our inability to attract and retain new qualified personnel; fluctuations in currency exchange rates; the fact that we do not enter into long-term contracts with our customers; a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan; and concentration of ownership among our principal stockholders, which may prevent new investors from influencing significant corporate decisions. There may be other factors of which we are currently unaware or that we deem immaterial that may cause our actual results to differ materially from the expectations we express in our forward-looking statements. Although we believe the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions could themselves prove to be inaccurate.

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

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations and cash flows of Kraton Performance Polymers and its subsidiaries and the condensed consolidated financial position, results of operations and cash flows of Kraton and its subsidiaries. Kraton Performance Polymers is a holding company whose only material asset is its investment in Kraton, which is its wholly-owned subsidiary. Kraton and its subsidiaries own all of the consolidated operating assets of our company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$39,405	$69,291
Receivables, net of allowances of $1,232 and $1,335	166,020	115,329
Inventories of products, net	304,364	284,258
Inventories of materials and supplies, net	10,521	10,862
Deferred income taxes	3,107	3,107
Other current assets	19,478	16,770

Total current assets	542,895	499,617
Property, plant and equipment, less accumulated depreciation of $212,794 and $236,558	342,143	354,860
Identifiable intangible assets, less accumulated amortization of $46,836 and $42,741	73,564	75,801
Investment in unconsolidated joint venture	12,104	12,078
Deferred financing costs	6,272	7,318
Other long-term assets	20,201	24,825

Total Assets	$997,179	$974,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	85,013	93,494
Other payables and accruals	56,790	68,271
Due to related party	16,833	19,006
Insurance note payable	2,566	—

Total current liabilities	163,506	183,075
Long-term debt, net of current portion	381,523	382,675
Deferred income taxes	15,841	13,488
Other long-term liabilities	48,500	46,477

Total Liabilities	609,370	625,715

Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 30,851 shares issued and outstanding	309	297
Additional paid in capital	325,145	311,665
Retained earnings	58,376	(14)
Accumulated other comprehensive income	3,979	36,836

Total stockholders’ equity	387,809	348,784

Total Liabilities and Stockholders’ Equity	$997,179	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Revenues
Sales	$332,086	$233,741	$604,818	$411,607
Other	—	10,080	—	17,172

Total operating revenues	332,086	243,821	604,818	428,779
Cost of Goods Sold	242,973	208,060	446,578	384,085

Gross Profit	89,113	35,761	158,240	44,694

Operating Expenses
Research and development	5,572	5,071	11,556	10,040
Selling, general and administrative	21,772	18,052	43,834	36,303
Depreciation and amortization of identifiable intangibles	11,969	12,542	23,015	25,106

Total operating expenses	39,313	35,665	78,405	71,449

Gain on Extinguishment of Debt	—	4,340	—	23,831
Earnings of Unconsolidated Joint Venture	162	102	236	176
Interest Expense, net	6,272	7,832	12,336	16,738

Income (Loss) Before Income Taxes	43,690	(3,294)	67,735	(19,486)
Income Tax Expense	5,095	891	9,345	1,160

Net Income (Loss)	$38,595	$(4,185)	$58,390	$(20,646)

Earnings (Loss) per common share (note 7)
Basic	$1.25	$(0.22)	$1.90	$(1.06)
Diluted	$1.24	$(0.22)	$1.88	$(1.06)
Weighted average common shares outstanding
Basic	30,806	19,410	30,751	19,409
Diluted	31,244	19,410	31,023	19,409

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,390	$(20,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	23,015	25,106
Accretion of debt discount	—	5
Inventory impairment	—	669
Amortization of deferred financing costs	1,036	1,582
Loss on disposal of fixed assets	3	431
Gain on extinguishment of debt	—	(23,831)
Change in fair value of interest rate swaps	(450)	(842)
Distributed earnings in unconsolidated joint venture	167	257
Deferred income tax expense	3,853	(910)
Non-cash compensation related to equity awards	1,771	1,237
Decrease (increase) in
Accounts receivable	(60,335)	(29,542)
Inventories of products, materials and supplies	(39,002)	90,670
Other assets	(30,167)	(6,365)
(Decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(6,444)	(18,564)
Due to related party	(2,874)	(14,550)

Net cash provided by (used in) operating activities	(51,037)	4,707

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,545)	(19,972)
Purchase of software	(1,857)	(6,685)
Proceeds from sale of property, plant and equipment	—	3,833

Net cash used in investing activities	(19,402)	(22,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	69,000	53,000
Repayment of debt	(70,152)	(115,341)
Proceeds from issuance of common stock	11,197	—
Costs associated with the issuance of common stock	(534)	—
Proceeds from stock based compensation	1,087	—
Proceeds from insurance note payable	3,518	4,506
Repayment of insurance note payable	(952)	(1,487)

Net cash provided by (used in) financing activities	13,164	(59,322)

Effect of exchange rate differences on cash	27,389	(6,247)

Net decrease in cash and cash equivalents	(29,886)	(83,686)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$39,405	$17,710

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$2,026	$7,455
Cash paid during the period for interest	$12,192	$16,489

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Organization and Description of Business. Kraton Performance Polymers, Inc., or Kraton Performance Polymers, and its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us,” “our company” and/or “the Company.” Kraton Performance Polymers is the sole Member and 100% equity owner of Kraton Polymers LLC. As used herein, the term “Kraton” refers to Kraton Polymers LLC, and, unless the context herein requires otherwise, said term shall include the direct and indirect subsidiaries of Kraton Polymers LLC. Kraton Polymers LLC directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s U.S. operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (finance subsidiary with no operations). We believe we are the world’s leading producer in terms of sales revenues of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for Kraton Performance Polymers, Inc. (formerly Polymer Holdings LLC) and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods, in particular due to the effect of seasonal changes and weather conditions that typically affect our polymer product sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Summary of Operations and Significant Accounting Policies in our most recent Annual Report on Form 10-K, as amended. There have been no changes to the policies disclosed therein. The accompanying Condensed Consolidated Financial Statements presented herein have been prepared in accordance with those policies.

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

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Correction of immaterial errors. We have corrected immaterial errors in the accompanying Condensed Consolidated Statements of Operations related to cost of goods sold for the three months ended March 31, 2010. The correction increased cost of goods sold and decreased inventory by $3.0 million. The correction is not material to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Future Adoption of Accounting Standards

The following new accounting pronouncement has been issued, but has not yet been adopted as of June 30, 2010:

In October 2009, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method. We awarded 22,202 shares of restricted stock during the six months ended June 30, 2010. See Note 7 Common Stock and Earnings per Common Share for further discussion.

Information pertaining to option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	612	15.39
Exercised	(81)	13.51
Cancelled	(3)	13.51

Outstanding at June 30, 2010	2,113	$14.05

Exercisable at June 30, 2010	1,165	$13.51

We value stock options issued using the Black-Scholes Merton option-pricing model and there have been no changes to our methodology disclosed in our most recently filed Annual Report on Form 10-K, as amended.

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

For the six months ended June 30, 2010, the original estimated ARO of $3.9 million was reduced to $2.6 million as a result of our completing the exit of the facility two months earlier than originally anticipated. As a result, included in depreciation and amortization of intangible assets in the six months ended June 30, 2010 is a reduction in the accrued restructuring cost, which lowered depreciation expense by approximately $1.3 million. The following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(8,698)
Change in estimate for demolition cost	(1,291)

Accrued Pernis restructuring at June 30, 2010	$—

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$230,112	$223,500
Work in progress	4,807	3,254
Raw materials	69,445	57,504

	$304,364	$284,258

Other payables and accruals:
Employee related	$12,665	$5,783
Interest	6,796	7,366
Property and other taxes	669	4,255
Customer rebates	2,309	2,960
Income taxes payable	7,506	4,000
Derivative liabilities	2,172	2,926
Pernis restructuring	—	9,874
Other	24,673	31,107

	$56,790	$68,271

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$38,595	$(4,185)	$58,390	$(20,646)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(30,438)	22,464	(33,000)	5,398
Reclassification of interest rate swaps into earnings	—	(421)	(450)	(842)
Net unrealized gain (loss) on interest rate swaps	660	(211)	519	(358)
Net unrealized gain on net investment hedge	74	—	74	—

Total comprehensive income (loss)	$8,891	$17,647	$25,533	$(16,448)

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive income consists of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$22,765	$55,765
Net unrealized loss on interest rate swaps	(1,711)	(1,780)
Net unrealized gain on net investment hedge	74	—
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$3,979	$36,836

7. Common Stock and Earnings per Common Share

Common stock—Kraton Performance Polymers, Inc. has authorized 500.0 million shares of common stock with a par value of $0.01 per share and 100.0 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

As of June 30, 2010, there were 30,851,281 common shares issued and outstanding.

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

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the effect of the share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Net income (loss) as reported	$38,595	$(4,185)	$58,390	$(20,646)
Less (income) loss allocated to restricted shares	(173)	6	(258)	27

Income (loss) allocated to common shares for basic and diluted EPS	$38,422	$(4,179)	$58,132	$(20,619)

Total weighted-average number of shares for basic EPS	30,668	19,383	30,615	19,386
Incremental effect of dilutive common share equivalents:
Notional units	35	—	35	—
Stock options	403	—	237	—

Total weighted-average number of shares for diluted EPS	31,106	19,383	30,887	19,386

Total Basic Earnings per Common Share	$1.25	$(0.22)	$1.90	$(1.06)
Total Dilutive Earnings per Share	$1.24	$(0.22)	$1.88	$(1.06)

Restricted common shares outstanding totaled 118,413 and 46,699 at June 30, 2010 and 2009, respectively, and are subject to time vesting and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding.

Notional units of 63,221 and stock options of 1,584,970 were outstanding at June 30, 2009 and were not included in the computation of diluted EPS because such units and options were anti-dilutive.

8. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Term loans(a)	$220,577	$221,729
12% discount notes(b)	250	250
8.125% discount notes(c)	170,000	170,000
8.125% discount notes held in treasury(c)	(7,000)	(7,000)

Total debt	383,827	384,979
Less current portion of long-term debt(a)	2,304	2,304

Total long-term debt	$381,523	$382,675

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(a) Term Loans and Revolving Loans. Kraton is the borrower under our senior secured credit agreement dated as of December 23, 2003, as amended, (the “Credit Agreement”), and Kraton’s wholly-owned domestic subsidiaries along with us, as successor to Polymer Holdings, are guarantors under the Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock, the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. There have been no material changes to our Credit Agreement since the disclosure made in our most recently filed Annual Report on Form 10-K, as amended. In these notes to the Condensed Consolidated Financial Statements, the loans made under the revolving facility are referred to as the Revolving Loans, and the loans made under the term facility are referred to as the Term Loans.

Pursuant to Amendment No. 7 to the Credit Agreement, dated November 30, 2009 (the “November 2009 Amendment”), the maximum available borrowings under the Revolving Loans increased from $75.5 million to $80.0 million and the maturity on $79.8 million of the Revolving Loans was extended from May 2011 to May 2013.

In December 2009, Kraton applied a portion of the proceeds from our initial public offering as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost. As of June 30, 2010, Kraton had no outstanding borrowings under the Revolving Loans.

The following is a summary of the material terms of the Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

Maturity. The Revolving Loans extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The Term Loans are payable in 8 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The average effective interest rates on the Term Loans for the six months ended June 30, 2010 and 2009 were 3.4% and 4.3%, respectively. The Revolving Loans extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the Revolving Loans, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of the Revolving Loans extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment were not changed. These Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended Revolving Loan is 0.5%.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Mandatory Prepayments. The existing term facility is subject to mandatory prepayments as discussed in our most recently filed Annual Report on Form 10-K, as amended.

Covenants. The Credit Agreement contains certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of June 30, 2010, we were in compliance with all covenants contained in the Credit Agreement.

(b) Senior 12% Discount Notes Due July 15, 2014. As part of a refinancing of indebtedness on November 2, 2004, Polymer Holdings issued $150.0 million of 12% discount notes. On May 12, 2006 all but $0.25 million of the 12% discount notes were repaid.

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

Purchase of a Portion of the Senior Subordinated 8.125% Notes. On March 16, 2009, Kraton purchased and retired $30 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

In April 2009, TJ Chemical purchased approximately $6.3 million face value of the 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the 8.125% Notes, TJ Chemical contributed the purchased notes to us, and we in turn contributed the notes to Kraton. No equity interest or other consideration was issued in exchange for the contribution of the 8.125% Notes, although equity of each of Kraton Performance Polymers and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the 8.125% Notes as treasury notes. Also in April 2009, Kraton purchased approximately $0.7 million face value of the 8.125% Notes for cash consideration of $0.3 million, which Kraton is holding as treasury notes. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

Covenants. The 8.125% Notes contain certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of June 30, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 9 Financial Instruments, Hedging Activities and Credit Risk for fair value information related to our long-term debt.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Financial Instruments and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a fixed rate of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325 million of the term loan portion of the Term Facility. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain was deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million and $0.8 million into earnings for the six months ended June 30, 2010 and 2009, respectively.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which results in a fixed rate of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Facility, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to redesignate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.3 million and $0.0 million in interest expense related to the ineffective portion and a gain of $0.5 million and a loss of $0.5 million in accumulated other comprehensive income related to the effective portion of the hedge for the six months ended June 30, 2010 and June 30, 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, which will result in a fixed rate of 2.87%. We recorded an unrealized loss of $0.2 million in accumulated other comprehensive income related to the effective portion of this hedge for the quarter ended June 30, 2010.

(b) Foreign Currency Hedges. In February 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract did not qualify for hedge accounting. During the six months ended June 30, 2009, we recorded a gain of $0.8 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-market impact of the purchased option contract.

(c) Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S. dollar associated with the funding of the debottleneck and expansion of our isoprene rubber latex capacity at our Paulina, Brazil plant, for the notional

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts of R$2.7 million, R$7.0 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.1 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the quarter ended June 30, 2010.

(d) Fair Value of Financial Instruments. Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Senior Secured Credit Facilities:
Term loans	$220,577	$220,577	$221,729	$221,729
12% discount notes	250	250	250	250
8.125% discount notes	163,000	163,408	163,000	146,089
8.125% discount notes held in treasury	7,000	7,018	7,000	6,274

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	June 30, 2010	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,016	$—	$2,016	$—
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$156	$—	$156	$—
Derivative liabilities—2010 Net Investment hedge	Other current assets	$74	$—	$74	$—

	Balance Sheet Location	December 31, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

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

10. Income Taxes

Income tax expense for the six months ended June 30, 2010 was $9.3 million compared to $1.2 million for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was 13.8% compared to (6.0)% for the six months ended June 30, 2009. Our effective tax rate for the six months ended June 30, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a long-term liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. The U.S. federal income tax return has been examined by the tax authorities through December 31, 2004; all years subsequent to 2004 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

11. Commitments and Contingencies

Legal Proceedings. We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals L.P. (“Shell Chemicals”) has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Quarterly Report on Form 10-Q, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation” in our most recently filed Annual Report on Form 10-K, as amended. During the first quarter of 2010, we received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”) during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008 appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. This matter was settled for a de minimis sum in July 2010 in a manner that provides Kraton with a release of claims in connection with the matter. This resolution is final and completed and will not have a material adverse impact on our business, financial condition or results of operations. Except as provided immediately above, there have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as amended.

12. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Defined Benefit
Components of net period benefit cost:
Service cost	$580	$709	$1,203	$1,445
Interest cost	1,230	1,186	2,446	2,364
Expected return on plan assets	(1,213)	(1,170)	(2,426)	(2,357)
Amortization of prior service cost	17	135	21	262

Net periodic benefit cost	$614	$860	$1,244	$1,714

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Post-retirement Benefits
Components of net period benefit cost:
Service cost	$98	$100	$196	$200
Interest cost	280	230	560	460
Amortization of prior service cost	39	18	78	36

Net periodic benefit cost	$417	$348	$834	$696

Contributions. Based on December 31, 2009 valuations, we expect to make contributions of $3.9 million to our employee benefit plans in 2010 versus $6.2 million in 2009. We made contributions of $1.1 million to our pension plan for the six months ended June 30, 2010. See Note 7 Employee Benefits in our most recent Annual Report on Form 10-K, as amended, for further discussion.

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

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total Operating Revenues:
United States	$115,602	$78,641	$225,407	$139,188
Germany	41,910	29,072	72,516	50,642
Japan	21,559	16,040	37,478	26,969
China	15,172	8,826	27,351	12,443
Brazil	12,934	7,937	24,197	14,335
Italy	11,822	9,168	22,648	16,049
France	10,419	6,569	17,913	14,304
United Kingdom	9,531	7,672	15,741	13,987
Thailand	8,946	6,704	16,391	12,513
Turkey	7,691	3,568	11,865	5,680
The Netherlands	6,980	16,057	14,703	24,702
Taiwan	6,189	5,111	11,937	7,655
Canada	5,942	4,100	10,896	7,828
Australia	5,143	2,346	8,373	3,202
Austria	4,457	2,227	6,728	2,938
Sweden	4,384	3,730	7,472	6,181
South Korea	3,836	2,706	7,269	4,600
Belgium	3,785	1,677	5,792	14,659
Mexico	3,637	3,584	5,893	5,806
Argentina	3,208	2,657	5,812	5,303
Poland	3,065	4,943	3,611	5,602
Malaysia	2,630	1,337	4,672	2,400
Denmark	2,553	3,276	4,256	6,079
Spain	2,348	1,112	3,516	1,451
Czech Republic	1,523	1,157	2,722	2,264
Norway	1,457	1,875	1,709	1,969
Russian Federation	1,416	682	1,562	713
India	1,343	1,162	2,683	2,263
All other countries	12,604	9,885	23,705	17,054

	$332,086	$243,821	$604,818	$428,779

	June 30, 2010	December 31, 2009
	(in thousands)
Long Lived Assets:
United States	$324,748	$317,719
France	114,920	125,839
Brazil	65,455	64,385
Germany	36,123	42,724
The Netherlands	10,179	36,971
China	2,670	2,334
All other countries	842	1,446

	$554,937	$591,418

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

14. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber, which is wholly or predominantly composed of a block copolymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces thermoplastic rubber for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Purchases from related party	$6,503	$2,574	$16,157	$8,323

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris’s meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG Partners III and TPG Partners IV, has an ownership interest in Amyris.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

(Unaudited)

(In thousands, except par value)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$14,849	$24,556	$—	$39,405
Receivables, net of allowance	—	—	73,102	92,918	—	166,020
Inventories of products, net	—	—	153,866	150,498	—	304,364
Inventories of materials and supplies, net	—	—	7,011	3,510	—	10,521
Deferred income taxes	—	—	—	3,107	—	3,107
Other current assets	—	3,357	5,223	10,898	—	19,478

Total current assets	—	3,357	254,051	285,487	—	542,895
Property, plant and equipment, less accumulated depreciation	—	80,751	174,270	87,122	—	342,143
Identifiable intangible assets, less accumulated amortization	—	10,255	16,399	46,910	—	73,564
Investment in consolidated subsidiaries	384,080	1,053,498	—	—	(1,437,578)	—
Investment in unconsolidated joint venture	—	400	—	11,704	—	12,104
Deferred financing costs	—	6,272	—	—	—	6,272
Deferred income taxes	—	—	—	1,697	(1,697)	—
Other long-term assets	—	12,625	512,704	201,803	(706,931)	20,201

Total Assets	$384,080	$1,167,158	$957,424	$634,723	$(2,146,206)	$997,179

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	2,250	46,493	36,270	—	85,013
Other payables and accruals	—	9,158	20,904	26,728	—	56,790
Due to related party	—	—	—	16,833	—	16,833
Insurance note payable	—	2,566	—	—	—	2,566

Total current liabilities	—	16,278	67,397	79,831	—	163,506
Long-term debt, net of current portion	250	381,273	—	—	—	381,523
Deferred income taxes	—	17,538	—	—	(1,697)	15,841
Other long-term liabilities	—	377,559	65,811	312,061	(706,931)	48,500

Total liabilities	250	792,648	133,208	391,892	(708,628)	609,370
Commitments and contingencies (note 11)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 30,851 shares issued and outstanding	309	—	—	—	—	309
Additional paid in capital	325,145	—	—	—	—	325,145
Member’s equity	—	384,080	834,790	218,708	(1,437,578)	—
Retained Earnings	58,376	—	—	—	—	58,376
Accumulated other comprehensive income	—	(9,570)	(10,574)	24,123	—	3,979

Total stockholders’ and member’s equity	383,830	374,510	824,216	242,831	(1,437,578)	387,809

Total Liabilities and Stockholders’ and Member’s Equity.	$384,080	$1,167,158	$957,424	$634,723	$(2,146,206)	$997,179

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands, except par value)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$36,567	$32,724	$—	$69,291
Receivables, net of allowance	—	—	41,194	74,135	—	115,329
Inventories of products, net	—	—	124,003	160,255	—	284,258
Inventories of materials and supplies, net	—	—	6,830	4,032	—	10,862
Deferred income taxes	—	—	—	3,107	—	3,107
Other current assets	—	1,086	1,421	14,263	—	16,770

Total current assets	—	1,086	210,015	288,516	—	499,617
Property, plant and equipment, less accumulated depreciation	—	85,284	171,024	98,552	—	354,860
Identifiable intangible assets, less accumulated amortization	—	13,541	15,322	46,938	—	75,801
Investment in consolidated subsidiaries	312,164	971,995	—	—	(1,284,159)	—
Investment in unconsolidated joint venture	—	813	—	11,265	—	12,078
Deferred financing costs	—	7,309	—	9	—	7,318
Deferred income taxes	34	—	—	—	(34)	—
Other long-term assets	—	1,142	468,794	95,054	(540,165)	24,825

Total Assets	$312,198	$1,081,170	$865,155	$540,334	$(1,824,358)	$974,499

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	2,699	37,732	53,063	—	93,494
Other payables and accruals	—	18,251	15,010	35,118	(108)	68,271
Due to related party	—	—	—	19,006	—	19,006

Total current liabilities	—	23,254	52,742	107,187	(108)	183,075
Long-term debt, net of current portion	250	382,425	—	—	—	382,675
Deferred income taxes	—	12,858	—	630	—	13,488
Other long-term liabilities	—	351,353	47,494	187,721	(540,091)	46,477

Total liabilities	250	769,890	100,236	295,538	(540,199)	625,715
Commitments and contingencies (note 11)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 29,709 shares issued and outstanding	297	—	—	—	—	297
Additional paid in capital	311,665	—	—	—	—	311,665
Member’s equity	—	312,164	775,493	196,502	(1,284,159)	—
Retained Earnings	(14)	—	—	—	—	(14)
Accumulated other comprehensive income	—	(884)	(10,574)	48,294	—	36,836

Total stockholders’ and member’s equity	311,948	311,280	764,919	244,796	(1,284,159)	348,784

Total Liabilities and Stockholders’ and Member’s Equity	$312,198	$1,081,170	$865,155	$540,334	$(1,824,358)	$974,499

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$179,710	$190,659	$(38,283)	$332,086

Total operating revenues	—	—	179,710	190,659	(38,283)	332,086
Cost of Goods Sold	—	—	120,224	161,032	(38,283)	242,973

Gross Profit	—	—	59,486	29,627	—	89,113

Operating Expenses
Research and development expenses	—	—	3,526	2,046	—	5,572
Selling, general and administrative expenses	—	13	16,167	5,592	—	21,772
Depreciation and amortization of identifiable intangibles	—	3,909	5,887	2,173	—	11,969

Total operating expenses	—	3,922	25,580	9,811	—	39,313

Earnings in Consolidated Subsidiaries	38,629	47,939	—	—	(86,568)	—
Earnings of Unconsolidated Joint Venture	—	—	—	162	—	162
Interest Expense (Income), net	—	8,274	(2,871)	869	—	6,272

Income Before Income Taxes	38,629	35,743	36,777	19,109	(86,568)	43,690
Income Tax Expense (Benefit)	34	(2,886)	566	7,381	—	5,095

Net Income	$38,595	$38,629	$36,211	$11,728	$(86,568)	$38,595

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$122,112	$151,539	$(39,910)	$233,741
Other	1	—	—	10,079	—	10,080

Total operating revenues	1	—	122,112	161,618	(39,910)	243,821
Cost of Goods Sold	2	5,449	95,779	146,740	(39,910)	208,060

Gross Profit	(1)	(5,449)	26,333	14,878	—	35,761

Operating Expenses
Research and development expenses	—	—	3,485	1,586	—	5,071
Selling, general and administrative expenses	1	(272)	9,123	9,200	—	18,052
Depreciation and amortization of identifiable intangibles	—	3,973	5,522	3,047	—	12,542

Total operating expenses	1	3,701	18,130	13,833	—	35,665

Gain on Extinguishment of Debt	—	4,340	—	—	—	4,340
Earnings of Consolidated Subsidiaries	(4,178)	12,781	—	—	(8,603)	—
Earnings of Unconsolidated Joint Venture	—	—	—	102	—	102
Interest Expense (Income), net	5	9,725	(2,746)	848	—	7,832

Income (Loss) Before Income Taxes	(4,185)	(1,754)	10,949	299	(8,603)	(3,294)
Income Tax Expense (Benefit)	—	2,424	33	(1,566)	—	891

Net Income (Loss)	$(4,185)	$(4,178)	$10,916	$1,865	$(8,603)	$(4,185)

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$344,208	$333,343	$(72,733)	$604,818

Total operating revenues	—	—	344,208	333,343	(72,733)	604,818
Cost of Goods Sold	—	—	240,286	279,025	(72,733)	446,578

Gross Profit	—	—	103,922	54,318	—	158,240

Operating Expenses
Research and development expenses	—	—	7,080	4,476	—	11,556
Selling, general and administrative expenses	—	(82)	32,694	11,222	—	43,834
Depreciation and amortization of identifiable intangibles	—	7,818	11,712	3,485	—	23,015

Total operating expenses	—	7,736	51,486	19,183	—	78,405

Earnings in Consolidated Subsidiaries	58,424	79,762	—	—	(138,186)	—
Earnings of Unconsolidated Joint Venture	—	—	—	236	—	236
Interest Expense (Income), net	—	16,581	(5,654)	1,409	—	12,336

Income Before Income Taxes	58,424	55,445	58,090	33,962	(138,186)	67,735
Income Tax Expense (Benefit)	34	(2,979)	566	11,724	—	9,345

Net Income	$58,390	$58,424	$57,524	$22,238	$(138,186)	$58,390

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$218,973	$273,425	$(80,791)	$411,607
Other	—	—	—	17,172	—	17,172

Total operating revenues	—	—	218,973	290,597	(80,791)	428,779
Cost of Goods Sold	—	(3,706)	191,552	277,030	(80,791)	384,085

Gross Profit	—	3,706	27,421	13,567	—	44,694

Operating Expenses
Research and development expenses	—	—	6,060	3,980	—	10,040
Selling, general and administrative expenses	—	(625)	19,354	17,574	—	36,303
Depreciation and amortization of identifiable intangibles	—	8,141	11,025	5,940	—	25,106

Total operating expenses	—	7,516	36,439	27,494	—	71,449

Gain on Extinguishment of Debt	—	23,831	—	—	—	23,831
Earnings of Consolidated Subsidiaries	(20,644)	(18,948)	—	—	39,592	—
Earnings of Unconsolidated Joint Venture	—	—	—	176	—	176
Interest Expense (Income), net	5	19,858	(5,471)	2,346	—	16,738

Income (Loss) Before Income Taxes	(20,649)	(18,785)	(3,547)	(16,097)	39,592	(19,486)
Income Tax Expense (Benefit)	(3)	1,859	67	(763)	—	1,160

Net Loss	$(20,646)	$(20,644)	$(3,614)	$(15,334)	$39,592	$(20,646)

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(12,315)	$6,231	$(44,953)	$—	$(51,037)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	(849)	—	—	849	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(14,178)	(3,367)	—	(17,545)
Purchase of software	—	—	(1,857)	—	—	(1,857)

Net cash provided by (used in) investing activities	—	(849)	(16,035)	(3,367)	849	(19,402)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	69,000	—	—	—	69,000
Repayment of debt	—	(70,152)	—	—	—	(70,152)
Cash contribution from member	—	11,750	—	—	(11,750)	—
Cash distribution to member	(11,750)	—	—	—	11,750	—
Proceeds from issuance of common stock	11,197	—	—	—	—	11,197
Proceeds from stock based compensation	1,087	—	—	—	—	1,087
Costs associated with the issuance of common stock	(534)	—	—	—	—	(534)
Proceeds from insurance note payable	—	3,518	—	—	—	3,518
Repayment of insurance note payable	—	(952)	—	—	—	(952)
Proceeds from (payments on) intercompany loans	—	—	(11,914)	12,763	(849)	—

Net cash provided by (used in) financing activities	—	13,164	(11,914)	12,763	(849)	13,164

Effect of exchange rate differences on cash	—	—	—	27,389	—	27,389

Net decrease in cash and cash equivalents	—	—	(21,718)	(8,168)	—	(29,886)
Cash and cash equivalents at beginning of period	—	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$—	$14,849	$24,556	$—	$39,405

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(22,334)	$19,861	$7,180	$—	$4,707
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans		81,656			(81,656)	—
Purchase of property, plant and equipment, net of proceeds from sales of equipment	—	—	(15,562)	(577)	—	(16,139)
Purchase of Software			(6,685)			(6,685)

Net cash provided by (used in) investing activities	—	81,656	(22,247)	(577)	(81,656)	(22,824)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	53,000	—	—	—	53,000
Repayment of debt	—	(115,341)	—	—	—	(115,341)
Proceeds from (payments on) intercompany loans	—	—	(60,588)	(21,068)	81,656	—
Proceeds from insurance note payable	—	4,506	—	—	—	4,506
Repayment of insurance note payable	—	(1,487)	—	—	—	(1,487)

Net cash provided by (used in) financing activities	—	(59,322)	(60,588)	(21,068)	81,656	(59,322)

Effect of exchange rate differences on cash	—	—	—	(6,247)	—	(6,247)

Net decrease in cash and cash equivalents	—	—	(62,974)	(20,712)	—	(83,686)
Cash and cash equivalents at beginning of period	—	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$—	$2,486	$15,224	$—	$17,710

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

16. Subsequent Events

During the first quarter of 2010, we received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”) during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008 appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. This matter was settled for a de minimis sum in July 2010 in a manner which provides Kraton with a release of claims in connection with the matter. This resolution is final and completed and will not have a material adverse impact on our business, financial condition or results of operations.

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2010.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$39,405	$69,291
Receivables, net of allowances $1,232 and $1,335	166,020	115,329
Inventories of products, net	304,364	284,258
Inventories of materials and supplies, net	10,521	10,862
Deferred income taxes	3,107	3,107
Other current assets	19,478	16,770

Total current assets	542,895	499,617
Property, plant and equipment, less accumulated depreciation of $212,794 and $236,558	342,143	354,860
Identifiable intangible assets, less accumulated amortization of $46,836 and $42,741	73,564	75,801
Investment in unconsolidated joint venture	12,104	12,078
Deferred financing costs	6,272	7,318
Other long-term assets	20,201	24,825

Total Assets	$997,179	$974,499

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	85,013	93,494
Other payables and accruals	56,790	68,305
Due to related party	16,833	19,006
Insurance note payable	2,566	—

Total current liabilities	163,506	183,109
Long-term debt, net of current portion	381,273	382,425
Deferred income taxes	15,841	13,488
Other long-term liabilities	48,500	46,477

Total Liabilities	609,120	625,499

Commitments and contingencies (note 10)
Member’s equity
Common equity	384,080	312,164
Accumulated other comprehensive income	3,979	36,836
Total member’s equity	388,059	349,000

Total Liabilities and Member’s Equity	$997,179	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Revenues
Sales	$332,086	$233,741	$604,818	$411,607
Other	—	10,080	—	17,172

Total operating revenues	332,086	243,821	604,818	428,779
Cost of Goods Sold	242,973	208,060	446,578	384,085

Gross Profit	89,113	35,761	158,240	44,694

Operating Expenses
Research and development	5,572	5,071	11,556	10,040
Selling, general and administrative	21,772	18,052	43,834	36,303
Depreciation and amortization of identifiable intangibles	11,969	12,542	23,015	25,106

Total operating expenses	39,313	35,665	78,405	71,449

Gain on Extinguishment of Debt	—	4,340	—	23,831
Earnings of Unconsolidated Joint Venture	162	102	236	176
Interest Expense, net	6,272	7,825	12,336	16,733

Income (Loss) Before Income Taxes	43,690	(3,287)	67,735	(19,481)
Income Tax Expense	5,061	891	9,311	1,163

Net Income (Loss)	$38,629	$(4,178)	$58,424	$(20,644)

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$58,424	$(20,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of identifiable intangibles	23,015	25,106
Inventory impairment	—	669
Amortization of deferred financing costs	1,036	1,582
Loss on disposal of fixed assets	3	431
Gain on extinguishment of debt	—	(23,831)
Change in fair value of interest rate swaps	(450)	(842)
Distributed earnings in unconsolidated joint venture	167	257
Deferred income tax expense	3,853	(907)
Non-cash compensation related to equity awards	1,771	1,237
Decrease (increase) in
Accounts receivable	(60,335)	(29,542)
Inventories of products, materials and supplies	(39,002)	90,670
Other assets	(30,167)	(6,365)
(Decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(6,478)	(18,564)
Due to related party	(2,874)	(14,550)

Net cash provided by (used in) operating activities	(51,037)	4,707

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(17,545)	(19,972)
Purchase of software	(1,857)	(6,685)
Proceeds from sale of property, plant and equipment	—	3,833

Net cash used in investing activities	(19,402)	(22,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	69,000	53,000
Repayment of debt	(70,152)	(115,341)
Cash contribution from member	11,750	—
Proceeds from insurance note payable	3,518	4,506
Repayment of insurance note payable	(952)	(1,487)

Net cash provided by (used in) financing activities	13,164	(59,322)

Effect of exchange rate differences on cash	27,389	(6,247)

Net decrease in cash and cash equivalents	(29,886)	(83,686)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$39,405	$17,710

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$2,026	$7,455
Cash paid during the period for interest	$12,192	$16,489

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. General

Organization and Description of Business. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.” Kraton directly or indirectly owns 100% of the equity interests in (1) Elastomers Holdings LLC (holding company of Kraton’s U.S. operations), (2) K.P. Global Holdings C.V. (holding company of the remainder of our global operations) and (3) Kraton Polymers Capital Corporation (a finance subsidiary with no operations). We believe we are the world’s leading producer in terms of sales revenues of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements presented herein are for Kraton and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods, in particular due to the effect of seasonal changes and weather conditions that typically affect our polymer product sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Summary of Operations and Significant Accounting Policies in our most recent Annual Report on Form 10-K, as amended. There have been no changes to the policies disclosed therein. The accompanying Condensed Consolidated Financial Statements presented herein have been prepared in accordance with those policies.

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

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Correction of immaterial errors. We have corrected immaterial errors in the accompanying Condensed Consolidated Statements of Operations related to cost of goods sold for the three months ended March 31, 2010. The correction increased cost of goods sold and decreased inventory by $3.0 million. The correction is not material to our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010.

2. New Accounting Pronouncements.

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Future Adoption of Accounting Standards

The following new accounting pronouncement has been issued, but has not yet been adopted as of June 30, 2010:

In October 2009, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (“ASU”), Number 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” This update amends the revenue recognition guidance for arrangements with multiple deliverables. The amendments allow vendors to account for products and services separately rather than as a combined unit. A selling price hierarchy for determining the selling price of each deliverable is established in this ASU, along with eliminating the residual method. The amendments are effective for revenue arrangements that begin or are changed in fiscal years that start June 15, 2010 or later. We are in the process of assessing the provisions of this new guidance and currently do not expect that the adoption will have a material impact on our consolidated financial statements.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method. We awarded 22,202 shares of restricted stock during the six months ended June 30, 2010.

Information pertaining to option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	612	15.39
Exercised	(81)	13.51
Cancelled	(3)	13.51

Outstanding at June 30, 2010	2,113	$14.05

Exercisable at June 30, 2010	1,165	$13.51

We value stock options issued using the Black-Scholes Merton option-pricing model and there have been no changes to our methodology disclosed in our most recently filed Annual Report on Form 10-K, as amended.

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

For the six months ended June 30, 2010, the original estimated ARO of $3.9 million was reduced to $2.6 million as a result of our completing the exit of the facility two months earlier than originally anticipated. As a result, included in depreciation and amortization of intangible assets in the six months ended June 30, 2010 is a reduction in the accrued restructuring cost, which lowered depreciation expense by approximately $1.3 million. The following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(8,698)
Change in estimate for demolition cost	(1,291)

Accrued Pernis restructuring at June 30, 2010	$—

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$230,112	$223,500
Work in progress	4,807	3,254
Raw materials	69,445	57,504

	$304,364	$284,258

Other payables and accruals:
Employee related	$12,665	$5,783
Interest	6,796	7,366
Property and other taxes	669	4,255
Customer rebates	2,309	2,960
Income taxes payable	7,506	4,034
Derivative liabilities	2,172	2,926
Pernis restructuring	—	9,874
Other	24,673	31,107

	$56,790	$68,305

6. Comprehensive Income

Comprehensive income includes net income (loss) and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$38,629	$(4,178)	$58,424	$(20,644)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(30,438)	22,464	(33,000)	5,398
Reclassification of interest rate swaps into earnings	—	(421)	(450)	(842)
Net unrealized gain (loss) on interest rate swaps	660	(211)	519	(358)
Net unrealized gain on net investment hedge	74	—	74	—

Total comprehensive income (loss)	$8,925	$17,654	$25,567	$(16,446)

Accumulated other comprehensive income consists of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$22,765	$55,765
Net unrealized loss on interest rate swaps	(1,711)	(1,780)
Net unrealized gain on net investment hedge	74	—
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$3,979	$36,836

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
Term loans(a)	$220,577	$221,729
8.125% discount notes(b)	170,000	170,000
8.125% discount notes held in treasury(b)	(7,000)	(7,000)

Total debt	383,577	384,729
Less current portion of long-term debt(a)	2,304	2,304

Total long-term debt	$381,273	$382,425

(a) Term Loans and Revolving Loans. Kraton is the borrower under our senior secured credit agreement dated as of December 23, 2003, as amended, (the “Credit Agreement”), and Kraton’s wholly-owned domestic subsidiaries along with its ultimate parent, Kraton Performance Polymers, Inc., as successor to Polymer Holdings, are guarantors under the Credit Agreement. We refer to these guarantors, together with Kraton, as the Loan Parties. The Credit Agreement is secured by a perfected first priority security interest in substantially all of each Loan Party’s tangible and intangible assets, including intellectual property, real property, all of Kraton’s capital stock, the capital stock of Kraton’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of each Loan Party. There have been no material changes to our Credit Agreement since the disclosure made in our most recently filed Annual Report on Form 10-K, as amended. In these notes to the Condensed Consolidated Financial Statements, the loans made under the revolving facility are referred to as the Revolving Loans, and the loans made under the term facility are referred to as the Term Loans.

Pursuant to Amendment No. 7 to the Credit Agreement, dated November 30, 2009 (the “November 2009 Amendment”), the maximum available borrowings under the Revolving Loans increased from $75.5 million to $80.0 million and the maturity on $79.8 million of the Revolving Loans was extended from May 2011 to May 2013.

In December 2009, Kraton applied a portion of the proceeds from our initial public offering as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost. As of June 30, 2010, Kraton had no outstanding borrowings under the Revolving Loans.

The following is a summary of the material terms of the Credit Agreement. This description does not purport to be complete and is qualified in its entirety by reference to the provisions of the Credit Agreement.

Maturity. The Revolving Loans extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The Term Loans are payable in 8 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The average effective interest rates on the Term

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Loans for the six months ended June 30, 2010 and 2009 were 3.4% and 4.3%, respectively. The Revolving Loans extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the Revolving Loans, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of the Revolving Loans extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The terms of the $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment were not changed. These Revolving Loans bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended Revolving Loan is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayments as discussed in our most recently filed Annual Report on Form 10-K, as amended.

Covenants. The Credit Agreement contains certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of June 30, 2010, we were in compliance with all covenants contained in the Credit Agreement.

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

Purchase of a Portion of the Senior Subordinated 8.125% Notes. On March 16, 2009, Kraton purchased and retired $30 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

In April 2009, TJ Chemical purchased approximately $6.3 million face value of the 8.125% Notes for cash consideration of $2.5 million, which included accrued interest of $0.1 million. Immediately upon purchasing the 8.125% Notes, TJ Chemical contributed the purchased notes to Kraton Performance Polymers, and Kraton Performance Polymers in turn contributed the notes to us. No equity interest or other consideration was issued in exchange for the contribution of the 8.125% Notes, although equity of each of Kraton Performance Polymers and Kraton was increased by an amount equal to the cash consideration paid by TJ Chemical. Kraton holds the 8.125% Notes as treasury notes. Also in April 2009, Kraton purchased approximately $0.7 million face value of the 8.125% Notes for cash consideration of $0.3 million, which Kraton is holding as treasury notes. We recorded a gain of approximately $4.3 million on the extinguishment of debt in the quarter ended June 30, 2009.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Covenants. The 8.125% Notes contain certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of June 30, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 8 Financial Instruments, Hedging Activities and Credit Risk for fair value information related to our long-term debt.

8. Financial Instruments and Credit Risk

Financial Instruments

(a) Interest Rate Swap Agreements. In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, which resulted in a fixed rate of 4.77%, and a term through April 1, 2010. This agreement was designated as a cash flow hedge on the exposure of the variability of future cash flows subject to the variable quarterly interest rates on $325.0 million of the Term Loans. We settled the swap early in June 2008 and realized cash proceeds of $4.6 million, resulting in a gain on the sale of $4.6 million. The gain was deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million and $0.8 million into earnings for the six months ended June 30, 2010 and 2009, respectively.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which results in a fixed rate of 3.53%. In December 2009, we made a $100.0 million payment of outstanding Term Loans, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to redesignate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.3 million and $0.0 million in interest expense related to the ineffective portion and a gain of $0.5 million and a loss of $0.5 million in accumulated other comprehensive income related to the effective portion of the hedge for the six months ended June 30, 2010 and June 30, 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, which will result in a fixed rate of 2.87%. We recorded an unrealized loss of $0.2 million in accumulated other comprehensive income related to the effective portion of this hedge for the quarter ended June 30, 2010.

(b) Foreign Currency Hedge. In February 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract did not qualify for hedge accounting. During the six months ended June 30, 2009, we recorded a gain of $0.8 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-market impact of the purchased option contract.

(c) Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S, dollar associated with the funding of the debottleneck and expansion of our isoprene rubber latex capacity at our Paulina, Brazil plant, for the notional amounts of approximately R$2.7 million, R$7.0 million and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.1 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the six months ended June 30, 2010.

(d) Fair Value of Financial Instruments. Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Term Loans	$220,577	$220,577	$221,729	$221,729
8.125% discount notes	163,000	163,408	163,000	146,089
8.125% discount notes held in treasury	7,000	7,018	7,000	6,274

The Term Loans bear a variable interest rate, and as such, the fair value approximates their carrying value.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The financial assets and liabilities measured at fair value on a recurring basis are included below:

	Balance Sheet Location	June 30, 2010	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,016	$—	$2,016	$—
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$156	$—	$156	$—
Derivative liabilities—2010 Net Investment hedge	Other current assets	$74	$—	$74	$—

	Balance Sheet Location	December 31, 2009	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

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

9. Income Taxes

Income tax expense for the six months ended June 30, 2010 was $9.3 million compared to $1.2 million for six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was 13.8% compared to (6.0)% for the six months ended June 30, 2009. Our effective tax rate for the six months ended June 30, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of June 30, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a long-term liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. The U.S. federal income tax return has been examined by the tax authorities through December 31, 2004; all years subsequent to 2004 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

10. Commitments and Contingencies

Legal Proceedings. We and certain of our subsidiaries are parties to several legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals L.P. (“Shell Chemicals”) has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Quarterly Report on Form 10-Q, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations disclosed under “Business—Environmental Regulation” in our most recently filed Annual Report on Form 10-K, as amended. During the first quarter of 2010, we received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”) during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008 appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. This matter was settled for a de minimis sum in July 2010 in a manner that provides Kraton with a release of claims in connection with the matter. This resolution is final and completed and will not have a material adverse impact on our business, financial condition or results of operations. Except as provided immediately above, there have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as amended.

11. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three and six months ended June 30, 2010 and June 30, 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Defined Benefit
Components of net period benefit cost:
Service cost	$580	$709	$1,203	$1,445
Interest cost	1,230	1,186	2,446	2,364
Expected return on plan assets	(1,213)	(1,170)	(2,426)	(2,357)
Amortization of prior service cost	17	135	21	262

Net periodic benefit cost	$614	$860	$1,244	$1,714

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Post-retirement Benefits
Components of net period benefit cost:
Service cost	$98	$100	$196	$200
Interest cost	280	230	560	460
Amortization of prior service cost	39	18	78	36

Net periodic benefit cost	$417	$348	$834	$696

Contributions. Based on December 31, 2009 valuations, we expect to make contributions of $3.9 million to our employee benefit plans in 2010 versus $6.2 million in 2009. We made contributions of $1.1 million to our pension plan for the six months ended June 30, 2010. See Note 7 Employee Benefits in our most recent Annual Report on Form 10-K, as amended, for further discussion.

12. Industry Segment and Foreign Operations

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

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	( in thousands)		( in thousands)
Total Operating Revenues:
United States	$115,602	$78,641	$225,407	$139,188
Germany	41,910	29,072	72,516	50,642
Japan	21,559	16,040	37,478	26,969
China	15,172	8,826	27,351	12,443
Brazil	12,934	7,937	24,197	14,335
Italy	11,822	9,168	22,648	16,049
France	10,419	6,569	17,913	14,304
United Kingdom	9,531	7,672	15,741	13,987
Thailand	8,946	6,704	16,391	12,513
Turkey	7,691	3,568	11,865	5,680
The Netherlands	6,980	16,057	14,703	24,702
Taiwan	6,189	5,111	11,937	7,655
Canada	5,942	4,100	10,896	7,828
Australia	5,143	2,346	8,373	3,202
Austria	4,457	2,227	6,728	2,938
Sweden	4,384	3,730	7,472	6,181
South Korea	3,836	2,706	7,269	4,600
Belgium	3,785	1,677	5,792	14,659
Mexico	3,637	3,584	5,893	5,806
Argentina	3,208	2,657	5,812	5,303
Poland	3,065	4,943	3,611	5,602
Malaysia	2,630	1,337	4,672	2,400
Denmark	2,553	3,276	4,256	6,079
Spain	2,348	1,112	3,516	1,451
Czech Republic	1,523	1,157	2,722	2,264
Norway	1,457	1,875	1,709	1,969
Russian Federation	1,416	682	1,562	713
India	1,343	1,162	2,683	2,263
All other countries	12,604	9,885	23,705	17,054

	$332,086	$243,821	$604,818	$428,779

	June 30, 2010	December 31, 2009
	(in thousands)
Long-Lived Assets:
United States	$324,748	$317,719
France	114,920	125,839
Brazil	65,455	64,385
Germany	36,123	42,724
The Netherlands	10,179	36,971
China	2,670	2,334
All other countries	842	1,446

	$554,937	$591,418

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. KJE manufactures thermoplastic rubber, which is wholly or predominantly composed of a block copolymer comprising styrene blocks with butadiene and/or isoprene polymer blocks. KJE produces thermoplastic rubber for sale to third party customers only through Kraton and JSR. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Purchases from related party	$6,503	$2,574	$16,157	$8,323

In October 2009, we entered into a contract with Amyris Biotechnologies, Inc. to explore the development of an alternative source of certain raw materials and, subject to Amyris’s meeting developmental and manufacturing milestones, to purchase raw materials from Amyris. We have not made any purchases to date. TPG Biotechnology II, L.P., a private investment fund that may be deemed to be an affiliate of TPG Partners III and TPG Partners IV, has an ownership interest in Amyris.

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

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$—	$14,849	$24,556	$—	$39,405
Receivables, net	—	73,102	92,918	—	166,020
Inventories of products, net	—	153,866	150,498	—	304,364
Inventories of materials and supplies, net	—	7,011	3,510	—	10,521
Deferred income taxes	—	—	3,107	—	3,107
Other current assets	3,357	5,223	10,898	—	19,478

Total current assets	3,357	254,051	285,487	—	542,895
Property, plant and equipment, less accumulated depreciation	80,751	174,270	87,122	—	342,143
Identifiable intangible assets, less accumulated amortization	10,255	16,399	46,910	—	73,564
Investment in consolidated subsidiaries	1,053,498	—	—	(1,053,498)	—
Investment in unconsolidated joint venture	400	—	11,704	—	12,104
Deferred financing costs	6,272	—	—	—	6,272
Deferred income taxes	—	—	1,697	(1,697)	—
Other long-term assets	12,625	512,704	201,803	(706,931)	20,201

Total Assets	$1,167,158	$957,424	$634,723	$(1,762,126)	$997,179

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,250	46,493	36,270	—	85,013
Other payables and accruals	9,158	20,904	26,728	—	56,790
Due to related party	—	—	16,833	—	16,833
Insurance note payable	2,566	—	—	—	2,566

Total current liabilities	16,278	67,397	79,831	—	163,506
Long-term debt, net of current portion	381,273	—	—	—	381,273
Deferred income taxes	17,538	—	—	(1,697)	15,841
Other long-term liabilities	377,559	65,811	312,061	(706,931)	48,500

Total liabilities	792,648	133,208	391,892	(708,628)	609,120

Commitments and contingencies (Note 10)
Member’s equity
Common equity	384,080	834,790	218,708	(1,053,498)	384,080
Accumulated other comprehensive income	(9,570)	(10,574)	24,123	—	3,979

Total member’s equity	374,510	824,216	242,831	(1,053,498)	388,059

Total Liabilities and Member’s Equity	$1,167,158	$957,424	$634,723	$(1,762,126)	$997,179

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets
Cash and cash equivalents	$—	$36,567	$32,724	$—	$69,291
Receivables, net of allowance	—	41,194	74,135	—	115,329
Inventories of products, net	—	124,003	160,255	—	284,258
Inventories of materials and supplies, net	—	6,830	4,032	—	10,862
Deferred income taxes	—	—	3,107	—	3,107
Other current assets	1,086	1,421	14,263	—	16,770

Total current assets	1,086	210,015	288,516	—	499,617
Property, plant and equipment, less accumulated depreciation	85,284	171,024	98,552	—	354,860
Identifiable intangible assets, less accumulated amortization	13,541	15,322	46,938	—	75,801
Investment in consolidated subsidiaries	971,995	—	—	(971,995)	—
Investment in unconsolidated joint venture	813	—	11,265	—	12,078
Deferred financing costs	7,309	—	9	—	7,318
Deferred income taxes	—	—	—	—	—
Other long-term assets	1,142	468,794	95,054	(540,165)	24,825

Total Assets	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

LIABILITIES AND MEMBER’S EQUITY

Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,699	37,732	53,063	—	93,494
Other payables and accruals	18,251	15,010	35,118	(74)	68,305
Due to related party	—	—	19,006	—	19,006

Total current liabilities	23,254	52,742	107,187	(74)	183,109
Long-term debt, net of current portion	382,425	—	—	—	382,425
Deferred income taxes	12,858	—	630	—	13,488
Other long-term liabilities	351,353	47,494	187,721	(540,091)	46,477

Total liabilities	769,890	100,236	295,538	(540,165)	625,499

Commitments and contingencies (note 10)
Member’s equity
Common equity	312,164	775,493	196,502	(971,995)	312,164
Accumulated other comprehensive income	(884)	(10,574)	48,294	—	36,836

Total member’s equity	311,280	764,919	244,796	(971,995)	349,000

Total Liabilities and Member’s Equity	$1,081,170	$865,155	$540,334	$(1,512,160)	$974,499

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENDSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$179,710	$190,659	$(38,283)	$332,086

Total operating revenues	—	179,710	190,659	(38,283)	332,086
Cost of Goods Sold	—	120,224	161,032	(38,283)	242,973

Gross Profit	—	59,486	29,627	—	89,113

Operating Expenses
Research and development expenses	—	3,526	2,046	—	5,572
Selling, general and administrative expenses	13	16,167	5,592	—	21,772
Depreciation and amortization of identifiable intangibles	3,909	5,887	2,173	—	11,969

Total operating expenses	3,922	25,580	9,811	—	39,313

Earnings in Consolidated Subsidiaries	47,939	—	—	(47,939)	—
Earnings of Unconsolidated Joint Venture	—	—	162	—	162
Interest Expense (Income), net	8,274	(2,871)	869	—	6,272

Income (Loss) Before Income Taxes	35,743	36,777	19,109	(47,939)	43,690
Income Tax Expense (Benefit)	(2,886)	566	7,381	—	5,061

Net Income (Loss)	$38,629	$36,211	$11,728	$(47,939)	$38,629

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$122,112	$151,539	$(39,910)	$233,741
Other	—	—	10,080	—	10,080

Total operating revenues	—	122,112	161,619	(39,910)	243,821
Cost of Goods Sold	5,449	95,779	146,742	(39,910)	208,060

Gross Profit	(5,449)	26,333	14,877	—	35,761

Operating Expenses
Research and development expenses	—	3,485	1,586	—	5,071
Selling, general, and administrative expenses	(272)	9,123	9,201	—	18,052
Depreciation and amortization of identifiable intangibles	3,973	5,522	3,047	—	12,542

Total operating expenses	3,701	18,130	13,834	—	35,665

Gain on Extinguishment of Debt	4,340	—	—	—	4,340
Earnings of Consolidated subsidiaries	12,781	—	—	(12,781)	—
Earnings of Unconsolidated Joint Venture	—	—	102	—	102
Interest expense, net	9,725	(2,746)	846	—	7,825

Income (loss) Before Income Taxes	(1,754)	10,949	299	(12,781)	(3,287)
Income Tax Expense (Benefit)	2,424	33	(1,566)	—	891

Net Income (Loss)	$(4,178)	$10,916	$1,865	$(12,781)	$(4,178)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$344,208	$333,343	$(72,733)	$604,818

Total operating revenues	—	344,208	333,343	(72,733)	604,818
Cost of Goods Sold	—	240,286	279,025	(72,733)	446,578

Gross Profit	—	103,922	54,318	—	158,240

Operating Expenses
Research and development expenses	—	7,080	4,476	—	11,556
Selling, general and administrative expense	(82)	32,694	11,222	—	43,834
Depreciation and amortization of identifiable intangibles	7,818	11,712	3,485	—	23,015

Total operating expenses	7,736	51,486	19,183	—	78,405

Earnings of Consolidated subsidiaries	79,762	—	—	(79,762)	—
Earnings of Unconsolidated Joint Venture	—	—	236	—	236
Interest Expense (Income), net	16,581	(5,654)	1,409	—	12,336

Income (Loss) Before Income Taxes	55,445	58,090	33,962	(79,762)	67,735
Income Tax Expense (Benefit)	(2,979)	566	11,724	—	9,311

Net Income (Loss)	$58,424	$57,524	$22,238	$(79,762)	$58,424

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$218,973	$273,425	$(80,791)	$411,607
Other	—	—	17,172	—	17,172

Total operating revenues	—	218,973	290,597	(80,791)	428,779
Cost of Goods Sold	(3,706)	191,552	277,030	(80,791)	384,085

Gross Profit	3,706	27,421	13,567	—	44,694

Operating Expenses
Research and development expenses	—	6,060	3,980	—	10,040
Selling, general and administrative expenses	(625)	19,354	17,574	—	36,303
Depreciation and amortization of identifiable intangibles	8,141	11,025	5,940	—	25,106

Total operating expenses	7,516	36,439	27,494	—	71,449

Gain on Extinguishment of Debt	23,831	—	—	—	23,831
Earnings of Consolidated subsidiaries	(18,948)	—	—	18,948	—
Earnings of Unconsolidated Joint Venture	—	—	176	—	176
Interest Expense (Income), net	19,858	(5,471)	2,346	—	16,733

Income (Loss) Before Income Taxes	(18,785)	(3,547)	(16,097)	18,948	(19,481)
Income Tax Expense (Benefit)	1,859	67	(763)	—	1,163

Net Income (Loss)	$(20,644)	$(3,614)	$(15,334)	$18,948	$(20,644)

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(12,315)	$6,231	$(44,953)	$—	$(51,037)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	(849)	—	—	849	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(14,178)	(3,367)	—	(17,545)
Purchase of software	—	(1,857)	—	—	(1,857)

Net cash provided by (used in) investing activities	(849)	(16,035)	(3,367)	849	(19,402)

Cash flows provided by (used in) financing activities
Proceeds from debt	69,000	—	—	—	69,000
Repayment of debt	(70,152)	—	—	—	(70,152)
Cash contribution from member	11,750	—	—	—	11,750
Proceeds from (payments on) intercompany loans	—	(11,914)	12,763	(849)	—
Proceeds from insurance note payable	3,518	—	—	—	3,518
Repayment of insurance note payable	(952)	—	—	—	(952)

Net cash provided by (used in) financing activities	13,164	(11,914)	12,763	(849)	13,164

Effect of exchange rate differences on cash	—	—	27,389	—	27,389

Net decrease in cash and cash equivalents	—	(21,718)	(8,168)	—	(29,886)
Cash and cash equivalents at beginning of period	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$14,849	$24,556	$—	$39,405

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(22,334)	$19,861	$7,180	$—	$4,707
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	81,656			(81,656)	—
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(15,562)	(577)	—	(16,139)
Purchase of Software		(6,685)			(6,685)

Net cash provided by (used in) investing activities	81,656	(22,247)	(577)	(81,656)	(22,824)

Cash flows provided by (used in) financing activities
Proceeds from debt	53,000	—	—	—	53,000
Repayment of debt	(115,341)	—	—	—	(115,341)
Proceeds from (payments on) intercompany loan	—	(60,588)	(21,068)	81,656	—
Proceeds from insurance note payable	4,506	—	—	—	4,506
Repayment of insurance note payable	(1,487)	—	—	—	(1,487)

Net cash provided by (used in) financing activities	(59,322)	(60,588)	(21,068)	81,656	(59,322)

Effect of exchange rate differences on cash	—	—	(6,247)	—	(6,247)

Net decrease in cash and cash equivalents	—	(62,974)	(20,712)	—	(83,686)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$2,486	$15,224	$—	$17,710

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Subsequent Events

During the first quarter of 2010, we received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”) during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008 appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. This matter was settled for a de minimis sum in July 2010 in a manner which provides Kraton with a release of claims in connection with the matter. This resolution is final and completed and will not have a material adverse impact on our business, financial condition or results of operations.

We have evaluated significant events and transactions that have occurred and have determined that there were no other events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2010.

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

OVERVIEW

Kraton Performance Polymers is a global producer of styrenic block copolymers, or SBCs, a family of performance polymer products the chemistry of which we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability, and are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications.

We offer our customers a broad portfolio of products that includes approximately 200 core commercial grades of SBCs. We manufacture our products along five primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs, or USBCs;

•	hydrogenated SBCs, or HSBCs;

•	isoprene rubber, or IR;

•	isoprene rubber latex, or IRL; and

•	Compounds.

We include IR and IRL in our USBC product line. USBC’s represented 69.6% and 66.2%; and HSBC’s represented 30.4% and 33.8% of sales revenue for the three and six months ended June 30, 2010, respectively. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in the Paving and Roofing, Adhesives, Sealants and Coatings, and Footwear end use applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added end uses, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

We serve four core end use markets:

•	Advanced Materials, which represented 29.5% and 31.5% of sales revenue for the three and six months ended June 30, 2010, respectively;

•	Adhesives, Sealants and Coatings, which represented 31.5% and 32.5% of sales revenue for the three and six months ended June 30, 2010, respectively;

•	Paving and Roofing, which represented 32.4% and 28.0% of sales revenue for the three and six months ended June 30, 2010, respectively; and

•	Emerging Businesses, which includes our IRL activity and represented 5.7% and 5.4% of sales revenue for the three and six months ended June 30, 2010.

We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each end use.

2010 Second Quarter Financial Highlights

•

Operating revenues increased by 36.2% from the second quarter of 2009 due to increased sales prices and a 20.8% increase in sales volume. Our sales volume in the second quarter of 2010 exceeded the sales volume in the first quarter of 2010 by 18.3%. Historically the second and third quarters are our higher volume quarters given the seasonal nature of the Paving and Roofing end use market.

•	Gross profit amounted to 26.8% of operating revenue in second quarter 2010 compared to 14.7% in the second quarter 2009, and 25.3% in the first quarter 2010.

•	Net income improved by $42.8 million or $1.46 per diluted share to $38.6 million or $1.24 per diluted share compared to the second quarter 2009.

•	Adjusted EBITDA improved by $50.1 million to $63.0 million compared to the second quarter 2009, reflecting a margin of 19.0% of revenues.

•	Cash and cash equivalents increased from $12.1 million at March 31, 2010 to $39.4 million at June 30, 2010.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene and isoprene. These monomers together represented approximately 43%, 54% and 45% of our total cost of goods sold for the twelve months ended December 31, 2009, and the six months ended June 30, 2010 and 2009, respectively. Other raw materials used in our production process include catalysts, solvents, stabilizers and various process control chemicals. The cost of these monomers generally has been correlated with changes in crude oil prices and affected by global supply and demand and by global economic conditions. The market prices for styrene and butadiene monomers peaked during 2008 before collapsing during the financial crisis in early 2009. Butadiene pricing then increased from its lows of the first two quarters of 2009 and leveled off in late 2009. Butadiene pricing resumed its escalation in the first quarter of 2010, and the increase has slowed and begun to level off in the second quarter of 2010. Styrene pricing increased from its lows in the first quarter of 2009 before leveling off in 2010. Spot isoprene prices peaked in late 2008 then declined in the first quarter of 2009. Isoprene pricing increased during the second quarter of 2009, stabilized, then increased again in the fourth quarter of 2009. Isoprene pricing continued to increase through the first quarter of 2010 then leveled off in the second quarter of 2010. Overall, monomer pricing is up significantly in the first half of 2010 as compared to the first half of 2009.

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

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements.

In January 2009, the U.S. operations of LyondellBasell, along with one of its European-holding companies, Basell Germany Holdings GmbH, filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy

Code. Its Chapter 11 reorganization plan was confirmed by the bankruptcy court in April 2010 and LyondellBasell has emerged from bankruptcy. LyondellBasell is one of our major suppliers of raw materials in Europe and also operates our plants at Berre, France, and Wesseling, Germany. We cannot accurately predict the effect, if any, that LyondellBasell’s bankruptcy or emergence from bankruptcy will have upon our business, or our relationships with LyondellBasell. To date, these proceedings have resulted in no significant changes in our commercial relationship with LyondellBasell.

In Japan, butadiene and isoprene supplies for our joint venture plant are supplied under our joint venture agreement, where our partner supplies our necessary requirements. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in approximately 60 countries from five manufacturing plants in five countries. For the six months ended June 30, 2010, 45% of total operating revenues were generated from customers located in the Americas, 35% in Europe and 20% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S. dollar associated with the funding of the debottleneck and expansion of our IRL capacity at our Paulina, Brazil plant.

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the daily spot exchange rate for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income in stockholders’ equity on the Condensed Consolidated Balance Sheets. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported.

For the six months ended June 30, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies, amounted to $1.2 million and $3.6 million, respectively.

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

Recent Developments

Project Assessment Underway for Additional HSBC Capacity in Asia. As a result of growth in Kraton’s differentiated grades of HSBC’s globally, we see the need for additional manufacturing capacity. We are continuing to expand and strengthen our presence in Asia, and thus we believe Kraton’s regional, and global, business would benefit from such increased capacity. By committing the necessary resources, technology and capital, this would represent the next logical step to grow our position in the Asia Pacific region, in support of application and technology developments for Kraton’s leading, proprietary, styrenic block copolymer formulations. The anticipated 30 kiloton HSBC manufacturing facility would employ Kraton’s latest state-of-the-art technology for producing HSBC’s and, we believe will set a new global standard for manufacturing cost and product quality, demonstrating further our commitment to our business and the region. Our site-selection team is expected to make its recommendation to management by December 2010 by which time we will be in a better position to render a final project decision. While it is too early to estimate the expected cost of the new facility, we anticipate that construction could commence in the first half of 2012 with start-up occurring as early as the second half of 2013.

Shanghai Office. We have relocated our Shanghai office to a facility that is double the size of the previous location, to better accommodate our ongoing increase in staff and in-house capabilities. Our Shanghai staff has nearly doubled since 2006. The new facility also offers a multi-functional customer service center and also includes a dedicated training facility.

New Innovation. In May 2010, we announced the addition of DX405 to our product line of polymers for Adhesives, Sealants, and Coatings. This technology will allow our customers to more efficiently and expediently manufacture products that are stronger and softer. DX405 has a low styrene content, which promotes ease of processing, low viscosity, and the attainment of lower application temperatures. This adds efficiency and simplification to the manufacturing process, which shortens batch times, increases extrusion rates and improves productivity. DX405 has a wide formulation window and its versatility makes it suitable for solvent-based compositions, hot melt adhesives, and sealant applications. It can be formulated with other polymers, resins, fillers, pigments, oils, thickeners, waxes and stabilizers to obtain a desired balance of properties.

Poly-Isoprene Rubber Manufacturing at Belpre, Ohio. We recently announced plans to invest approximately $27.0 million in our Belpre, Ohio, plant to enable production of Poly-Isoprene Rubber. Plant modifications and upgrades are scheduled to commence in the third quarter of 2010 with the new PIR production capabilities expected by mid-2011.

Isoprene Rubber Latex Capacity Expansion at Paulinia, Brazil. We have recently confirmed our plans to invest approximately $10.0 million to debottleneck and expand IRL capacity at our Paulinia, Brazil plant. We expect to commence spending on this initiative in the third quarter of 2010 with the project expected to be completed by mid-2011. When combined with the capacity contractually available to us at a third party site in Japan, this debottlenecking project will represent an estimated 33% increase in our total IRL capacity.

European Office Consolidation. We have finalized plans to consolidate our transactional functions as well as much of our European management to a new European central office in Amsterdam, the Netherlands. We believe that with this initiative we will achieve greater operating efficiency as well as service improvements by consolidating core competencies and further exploiting the advantages of our new global SAP system rolled out in 2009. We anticipate minimal impact on existing relationships and specifically no interruption in customer service during the gradual implementation of this transition plan. We expect to incur approximately $5.0 million to $6.0 million of restructuring costs, largely in the remainder of 2010. We expect operating cost reductions of more than $2.0 million on an annual basis starting on 2012 resulting from this consolidation.

Customer Event. During the first quarter of 2010, we received a communication from a law firm asserting that approximately $13.5 million in alleged payments to us from SemGroup, L.P. and/or one or more of its affiliates (collectively “SemGroup”) during the 90-day period preceding SemGroup’s Chapter 11 bankruptcy filing on July 22, 2008 appear to constitute preferential payments avoidable and recoverable under sections 547 and 550 of the United States Bankruptcy Code. This matter was settled for a de minimis sum in July 2010 in a manner which provides Kraton with a release of claims in connection with the matter. This resolution is final and completed and will not have a material adverse impact on our business, financial condition or results of operations.

Pricing. We recently announced the implementation of a series of global price increases, which were generally broad-based across our end use markets in response to higher raw material costs and other factors.

Outlook

The rate of increase in raw material prices slowed in the second quarter and has recently started to level off. We expect prices for our manufacturing inputs to remain relatively stable for the balance of the year. Based upon the volume growth we experienced in the second quarter, we remain positive on the near-term outlook for our business. At this time we expect third quarter sales volumes to be generally in line with the second quarter. We will continue to monitor the pace and strength of the economic recovery for any material change that could potentially impact demand in our end use markets.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2010		2009	2010
	(In thousands, except per share data)
Operating Revenues
Sales	$332,086	$233,741	$604,818	$411,607
Other	—	10,080	—	17,172

Total operating revenues	332,086	243,821	604,818	428,779
Cost of Goods Sold	242,973	208,060	446,578	384,085

Gross Profit	89,113	35,761	158,240	44,694

Operating Expenses
Research and development	5,572	5,071	11,556	10,040
Selling, general and administrative	21,772	18,052	43,834	36,303
Depreciation and amortization of identifiable intangibles	11,969	12,542	23,015	25,106

Total operating expenses	39,313	35,665	78,405	71,449

Gain on Extinguishment of Debt	—	4,340	—	23,831
Earnings of Unconsolidated Joint Venture	162	102	236	176
Interest Expense, net	6,272	7,832	12,336	16,738

Income (Loss) Before Income Taxes	43,690	(3,294)	67,735	(19,486)
Income Tax Expense	5,095	891	9,345	1,160

Net Income (Loss)	$38,595	$(4,185)	$58,390	$(20,646)

Earnings (Loss) per common share (note 7)
Basic	$1.25	$(0.22)	$1.90	$(1.06)
Diluted	$1.24	$(0.22)	$1.88	$(1.06)
Weighted average common shares outstanding
Basic	30,806	19,410	30,751	19,409
Diluted	31,244	19,410	31,023	19,409

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operating Revenues

Operating revenues includes revenue from the sale of our core products and prior to the exit of our Pernis, the Netherlands, facility on December 31, 2009, the sale of small quantities of by-products resulting from the manufacturing process of IR. For the three months ended June 30, 2010, total operating revenues increased $88.3 million or 36.2% compared to the same period in 2009.

Sales increased $98.3 million or 42.1% over the same period in 2009. The increase in sales was the result of:

•

a $46.6 million increase in sales volume from 71.4 kilotons in the second quarter of 2009 to 86.2 kilotons in the second quarter of 2010. The 14.8 kilotons or 20.8% increase in sales volume was broad-based across each end use market reflecting a continuation of the positive trend that began in the fourth quarter of 2009; and

•	a $58.2 million increase in global product sales prices in response to higher raw material costs, increased demand for our products, and other considerations; partially offset by

•	a $6.5 million decrease from changes in foreign currency exchange rates, principally from a weaker Euro versus U.S. dollar in the second quarter of 2010 compared to the second quarter of 2009.

The following are the primary factors influencing our sales revenue in each of our end use markets:

•

In our Advanced Materials end use market, sales amounted to $98.0 million for the three months ended June 30, 2010, an increase of $29.7 million or 43.6% from second quarter 2009 sales of $68.3 million. The increase was largely the result of the global economic recovery which led to the growth of sales into automotive, consumer electronics, personal care and medical applications across all regions. We continue to see positive innovation momentum, especially in personal care such as diapers, PVC alternatives in wire and cable applications, such as computer power cords, and medical devices, such as IV bags.

•

In our Adhesives, Sealants and Coatings end use market, sales amounted to $104.4 million for the three months ended June 30, 2010, an increase of $32.1 million or 44.4% from second quarter 2009 sales of $72.4 million. In North America, the increase was a result of higher sales in personal care, specialty tape and clear sealant applications, the latter was driven by increased do-it-yourself home improvement activity. In Europe, the increase reflects a recovery in non-woven adhesives, which are used in personal care applications such as diapers, and by increased demand for automotive sealants.

•

In our Paving and Roofing end use market, sales amounted to $107.5 million for the three months ended June 30, 2010, an increase of $37.3 million or 53.1% from second quarter 2009 sales of $70.2 million. The growth reflects stronger sales in roofing applications, largely in Europe. Paving sales were up, mainly due to growth in Europe. In North America, a combination of poor weather conditions and constrained state and local infrastructure spending resulted in essentially flat demand compared to the second quarter of 2009.

•

In our Emerging Businesses end use market, sales amounted to $18.9 million for the three months ended June 30, 2010, an increase of $4.8 million or 34.2% from second quarter 2009 sales of $14.1 million. The increase reflects the continued volume growth of our isoprene rubber latex products in applications such as surgical gloves and condoms.

As a result of our exit from our Pernis facility, other revenue decreased $10.1 million or 100.0% compared to the same period in 2009.

Cost of Goods Sold

Cost of goods sold for three months ended June 30, 2010 increased $34.9 million or 16.8% compared to the same period in 2009. The increase was driven primarily by:

•	a $33.7 million increase in monomer and other production costs; and

•	a $25.6 million increase in cost of goods sold related to the increase in sales volume; partially offset by

•	a $10.1 million decrease due to lower by-product costs;

•	a $5.9 million decrease from changes in foreign currency exchange rates;

•	a $5.4 million decrease in plant turnaround costs; and

•	a $3.0 million decrease in costs associated with the Pernis exit.

The spread between first-in first-out or FIFO basis and current replacement cost resulted in a decrease in cost of goods sold in the three months ended June 30, 2010 of approximately $14.7 million compared to a increase in cost of goods sold of approximately $9.3 million for the same period in 2009. As a percentage of operating revenues, cost of goods sold decreased to 73.2% in 2010 from 85.3% in 2009.

Gross Profit

Gross profit for the three months ended June 30, 2010 increased $53.4 million or more than 100% compared to the same period in 2009. The increase was driven primarily by an increase in sales volume and the improved spread between FIFO basis and current replacement cost. As a percentage of operating revenues, gross profit increased to 26.8% in the second quarter of 2010 from 14.7% in the second quarter of 2009.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 increased $3.6 million or 10.2% compared to the same period in 2009. The increase was driven by:

•

a $0.5 million or 9.9% increase in research and development expense largely due to higher employment related costs. As a percentage of operating revenues, research and development expenses decreased to 1.7% from 2.1% in the second quarter of 2009; and

•

a $3.7 million or 20.6% increase in selling, general and administrative expenses primarily due to an increase in employment related costs of $5.7 million, including an increase in incentive compensations costs of $3.8 million, partially offset by $1.0 million of savings from the implementation of our global SAP system. As a percentage of operating revenues, selling, general and administrative expenses decreased to 6.6% from 7.4% in the second quarter of 2009; partially offset by

•

a $0.6 million or 4.6% decrease in depreciation and amortization expenses largely due to the exit from our Pernis facility in December 2009. As a percentage of operating revenues, depreciation and amortization expenses decreased to 3.6% from 5.1% in the second quarter of 2009.

Interest expense, net.

Interest expense, net for the three months ended June 30, 2010 decreased $1.5 million or 19.9% to $6.3 million compared to $7.8 million during the same period in 2009 due to the decline in outstanding indebtedness. The average debt balances outstanding were $393.7 million and $532.6 million for the three months ended June 30, 2010 and 2009, respectively. The effective interest rates on our debt during the same period were 6.5% and 5.9%, respectively.

Income tax expense

Income tax expense was $5.1 million for the three months ended June 30, 2010 compared to an expense of $0.9 million for the three months ended June 30, 2009. The effective tax rate was 11.7% for the three months ended June 30, 2010 compared to (27.0)% for the three months ended June 30, 2009. Our effective tax rate for the three months ended June 30, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

Net income (loss)

Net income was $38.6 million or $1.24 per diluted share for the three months ended June 30, 2010, an increase of $42.8 million or $1.46 per diluted share compared to a net loss of $4.2 million or $(0.22) per diluted share in the same period in 2009. In the second quarter of 2009, we realized a gain on the extinguishment of debt, which amounted to $0.22 per diluted share.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operating Revenues

Operating revenues includes revenue from the sale of our core products and prior to the exit of our Pernis facility on December 31, 2009, the sale of small quantities of by-products resulting from the manufacturing process of IR. For the six months ended June 30, 2010, total operating revenues increased $176.0 million or 41.1% compared to the same period in 2009.

Sales increased $193.2 million or 46.9% over the same period in 2009. The increase in sales was the result of:

•

a $139.7 million increase in sales volume from 118.5 kilotons in the first half of 2009 to 159.1 kilotons in the first half of 2010. The 40.6 kilotons or 34.2% increase in sales volume was broad-based across each end use market reflecting a continuation of the positive trend that began in the fourth quarter of 2009; and

•	a $52.6 million increase in global product sales prices in response to higher raw material costs, increased demand for our products, and other considerations; and

•	a $0.9 million increase from changes in foreign currency exchange rates, principally from a weaker Euro versus U.S. dollar in the first half of 2010 compared to the first half of 2009.

The following are the primary factors influencing our sales revenue in each of our end use markets:

•

In our Advanced Materials end use market, sales amounted to $190.4 million for the six months ended June 30, 2010, an increase of $66.2 million or 53.2% compared to 2009 sales of $124.3 million. The increase was broad-based across all regions, reflecting growth in automotive, consumer electronics, personal care and medical applications. For the six months ended June 30, 2010, growth in innovation-led revenue was driven by personal care applications and by PVC alternatives in wire and cable and medical applications.

•

In our Adhesives, Sealants and Coatings end use market, sales amounted to $196.8 million for the six months ended June 30, 2010, an increase of $64.6 million or 48.9% compared to 2009 sales of $132.1 million. The increase was broad-based across all regions, reflecting higher sales into personal care, labels, packaging tape, automotive sealants and sealants for do-it-yourself home improvement.

•

In our Paving and Roofing end use market, sales amounted to $169.1 million for the six months ended June 30, 2010, an increase of $65.8 million or 63.7% compared to 2009 sales of $103.3 million. The growth largely reflects sales into roofing applications, and to a lesser extent, higher paving sales in the first quarter of 2010 compared to the first quarter of 2009.

•

In our Emerging Businesses end use market, sales amounted to $32.6 million for the six months ended June 30, 2010, an increase of $8.8 million or 37.2% from the same period 2009 sales of $23.8 million. The increase reflects the continued volume growth of our isoprene rubber latex products in applications such as surgical gloves and condoms.

As a result of our exit from our Pernis facility, other revenue decreased $17.2 million or 100.0% compared to the same period in 2009.

Cost of Goods Sold

Cost of goods sold for six months ended June 30, 2010 increased $62.5 million or 16.3% compared to the same period in 2009. The increase was driven primarily by:

•	a $76.5 million increase in cost of goods sold related to the increase in sales volume ;

•	a $14.8 million increase in monomer and other production costs; and

•	a $1.8 million increase from changes in foreign currency exchange rates; partially offset by

•	a $17.2 million decrease due to lower by-product costs;

•	a $8.2 million decrease in plant turnaround costs; and

•	a $5.2 million decrease in costs associated with the Pernis exit.

The spread between first-in first-out or FIFO basis and current replacement cost resulted in a decrease in cost of goods sold in the six months ended June 30, 2010 of approximately $21.9 million compared to a increase in cost of goods sold of approximately $43.6 million for the same period in 2009. As a percentage of operating revenues, cost of goods sold decreased to 73.8% in 2010 from 89.6% in 2009.

Gross Profit

Gross profit for the six months ended June 30, 2010 increased $113.5 million or more than 100% compared to the same period in 2009. The increase was driven primarily by an increase in sales volume and the improved spread between FIFO basis and current replacement cost. As a percentage of operating revenues, gross profit increased to 26.2% in the first half of 2010 from 10.4% in the first half of 2009.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 increased $7.0 million or 9.7% compared to the same period in 2009. The increase was driven primarily by:

•

a $1.5 million or 15.1% increase in research and development expense largely due to higher employment related costs of $0.8 million and higher operating costs of $0.7 million. As a percentage of operating revenues, research and development expenses decreased to 1.9% from 2.3% in the first half of 2009; and

•

a $7.5 million or 20.7% increase in selling, general and administrative expenses primarily due to an increase in employment related costs of $9.2, including an increase in incentive compensation costs of $5.7 million, partially offset by $2.1 million of savings from the implementation of our global SAP system. As a percentage of operating revenues, selling, general and administrative expenses decreased to 7.2% from 8.5% in the first half of 2009; partially offset by

•

a $2.1 million or 8.3% decrease in depreciation and amortization expenses largely due to the exit from our Pernis facility in December 2009. As a percentage of operating revenues, depreciation and amortization expenses decreased to 3.8% from 5.9% in the first half of 2009.

Interest expense, net.

Interest expense, net for the six months ended June 30, 2010 decreased $4.4 million or 26.3% to $12.3 million compared to $16.7 million during the same period in 2009 due to the decline in outstanding indebtedness. The average debt balances outstanding were $393.1 million and $549.6 million for the six months ended June 30, 2010 and 2009, respectively. The effective interest rates on our debt during the same period were 6.4% and 6.1%, respectively.

Income tax expense

Income tax expense was $9.3 million for the six months ended June 30, 2010 compared to an expense of $1.2 million for the six months ended June 30, 2009. The effective tax rate was 13.8% for the six months ended June 30, 2010 compared to (6.0)% for the six months ended June 30, 2009. Our effective tax rate for the six months ended June 30, 2010 was lower than the statutory rate of 35% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

Net income (loss)

Net income was $58.4 million or $1.88 per diluted share for the six months ended June 30, 2010, an increase of $79.0 million or $2.94 per diluted share compared to a net loss of $20.6 million or $(1.06) per diluted share in the same period in 2009. In the first half of 2009, we realized a gain on the extinguishment of debt which amounted to $1.23 per diluted share.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Data
EBITDA(1)(2)	$61,931	$17,080	$103,086	$22,358
Adjusted EBITDA(2)(3)	63,025	12,907	105,647	3,189

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it is used by management to evaluate operating performance. We consider EBITDA an important supplemental measure of our performance and believe it is frequently used by investors and other interested parties in the evaluation of companies in our industry.

We also use EBITDA for the following purposes: our executive compensation plan bases incentive compensation payments on our EBITDA performance; and the senior secured credit facilities and the senior subordinated notes use EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage and interest coverage ratios.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

(2)	We reconcile Net Income/(Net Loss) to EBITDA and Adjusted EBITDA as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income /(Net Loss)	$38,595	$(4,185)	$58,390	$(20,646)
Plus
Interest expense, net	6,272	7,832	12,336	16,738
Income tax expense	5,095	891	9,345	1,160
Depreciation and amortization expenses	11,969	12,542	23,015	25,106

EBITDA(a)	$61,931	$17,080	$103,086	$22,358

(a)	EBITDA was positively impacted by approximately $14.7 million and $21.9 million due to the sale of inventory produced when raw material costs were lower than the then current replacement cost in the three and six months ended June 30, 2010. Conversely EBITDA was negatively impacted by approximately $9.3 million and $43.6 million due to the sale of inventory produced when raw material costs were higher than the then current replacement cost in the three and six months ended June 30, 2009.

(3)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide additional and helpful information to investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the subsequent footnote. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
EBITDA(a)	$61,931	$17,080	$103,086	$22,358
Add (Deduct)
Sponsor fees and expenses	—	500	—	1,000
Restructuring and related charges(b)	655	413	790	1,107
Other non-cash expenses(c)	439	(746)	1,771	2,555
Gain on extinguishment of debt(d)	—	(4,340)	—	(23,831)

Adjusted EBITDA(a)	$63,025	$12,907	$105,647	$3,189

(a)	EBITDA and Adjusted EBITDA were positively impacted by approximately $14.7 million and $21.9 million due to the sale of inventory produced when raw material costs were lower than the then current replacement cost in the three and six months ended June 30, 2010. Conversely EBITDA and Adjusted EBITDA were negatively impacted by approximately $9.3 million and $43.6 million due to the sale of inventory produced when raw material costs were higher than the then current replacement cost in the three and six months ended June 30, 2009.
(b)	2010 costs consist primarily of legal and consulting fees associated with the restructuring of our European organization and 2009 costs consist primarily of costs associated with evaluating merger and acquisition transactions and potential debt refinancing.

(c)	For all periods, consists primarily of non-cash compensation. In 2009, also reflects the non-cash inventory impairment to lower inventory from first-in first-out cost to market value and losses on the sale of fixed assets.
(d)	In 2009, reflects the non-recurring cash gain related to the bond repurchase.

Restructuring and related charges discussed above were recorded in the Condensed Consolidated Statements of Operations, as follows.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of goods sold	$—	$122	$—	$200
Selling, general and administrative	655	291	790	907

Total restructuring and related charges	$655	$413	$790	$1,107

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our senior subordinated notes and senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Since raw material feedstock costs represent approximately 50% of our cost of goods sold, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory, partially offset by increased value of accounts payable. Conversely, in periods where feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At June 30, 2010, we had $39.4 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of June 30, 2010, we had available to us, upon compliance with customary conditions, $80.0 million under the revolving portion of the senior secured credit facility. As of the date hereof, we have no drawings on the revolving portion. While we have met the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements. Under the terms of the senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 3.00:1.00 and we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.00:1.00.

Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of June 30, 2010, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the senior subordinated 8.125% notes and the senior discount 12% notes. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

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

Based on December 31, 2009 valuations, we expect to make contributions of $3.9 million to our employee benefit plans in 2010 versus $6.2 million in 2009. If the market value of these assets does not improve during 2010, higher levels of contributions could be required in 2011 and beyond.

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further discussion.

Operating Cash Flows

Net cash used in operating activities totaled $51.0 million for the six months ended June 30, 2010 compared to $4.7 million net cash provided by operating activities during the same period in 2009. This $55.7 million change was driven primarily by:

•	a $30.8 million increase in accounts receivable due to the increase in sales volume for the six months of 2010 versus the six months of 2009; and

•	a $129.7 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and volume; partially offset by

•	a $79.0 million increase in earnings;

•	a $12.1 million increase in accounts payable primarily due to the increase of inventories of products, materials and supplies, reflecting increases in the cost of raw materials and sales volume; and

•	a $11.7 million increase due to related parties as a result of timing.

Cash and cash equivalents decreased from $69.3 million at December 31, 2009 to $39.4 million at June 30, 2010. Including amounts undrawn on our revolving loans, which amounted to $80.0 million at June 30, 2010 and December 31, 2009, respectively; liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $119.4 million at June 30, 2010 and $149.3 million at December 31, 2009.

Investing Cash Flows

Net cash used in investing activities totaled $19.4 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $22.8 million during the same period in 2009.

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

Financing Cash Flows and Liquidity

Our consolidated capital structure as of June 30, 2010 was approximately 50.0% equity and 50.0% debt compared to approximately 27.0% equity and 73.0% debt for the same period in 2009.

Net cash provided by financing activities totaled $13.2 million for the six months ended June 30, 2010 compared to $59.3 million net cash used in financing activities during the same period in 2009. This increase was driven primarily by:

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option in January 2010;

•	$11.2 million to purchase and extinguish $30.7 million face value of our senior subordinated notes in 2009; and

•	$50.0 million repayment on the revolving portion of the senior secured credit facility in June 2009.

Description of Our Indebtedness. See Long-Term Debt, Note 8 or 7 to Condensed Consolidated Financial Statements of Kraton Performance Polymers and Kraton, respectively, for a discussion of our debt facilities and related financial and other covenants.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our Annual Report on Form 10-K for the period ended December 31, 2009, as amended. There has been no material change since that date.

Off-Balance Sheet Transactions

We are not involved in any material off-balance sheet transactions as of June 30, 2010.

OTHER ISSUES

New Accounting Pronouncements

The following new accounting pronouncement has been issued, but has not yet been adopted as of June 30, 2010:

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

Interest Rate Risk. We have $220.6 million of variable rate debt outstanding under the term facility as of June 30, 2010. The loans made under the term facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). The terms of the $0.2 million portion of the revolving commitments that was not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The variable rate debt under the term facility is fully hedged with interest rate swap contracts in place through January 3, 2012.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, which results in a fixed rate of 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the term facility, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to redesignate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.3 million and $0.0 million in interest expense related to the ineffective portion and a gain of $0.5 million and a loss of $0.5 million in accumulated other comprehensive income related to the effective portion of the hedge for the six months ended June 30, 2010 and June 30, 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, which will result in a fixed rate of 2.87%. We recorded an unrealized loss of $0.2 million in accumulated other comprehensive income related to the effective portion of this hedge for the quarter ended June 30, 2010.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. For the six months ended

June 30, 2010, 45% of total operating revenues were generated from customers located in the Americas, 35% in Europe and 20% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to U.S dollar associated with the funding of the debottleneck and expansion of our IRL capacity at our Paulina, Brazil plant, for the notional amounts of R$2.7 million, R$7.1 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.1 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the six months ended June 30, 2010. At June 30, 2010, the favorable / (unfavorable) fair value of the non-deliverable forward contracts was $0.1 million. The following table summarizes the approximate impact that a change in exchange rates would have on the fair values of our non-deliverable forward contracts.

	Change	Approximate Impact of Foreign Exchange Forward Contracts
	(in thousands)
Real/USD exchange rate	+10%	$(783)
Real/USD exchange rate	-10%	$1,132

The impacts from foreign currency exchange rate fluctuations historically have not had a material impact on our financial position or results of operations. For the six months ended June 30, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies, amounted to $1.2 million and $3.6 million, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Commitments and Contingencies, Note 11 or 10 to Condensed Consolidated Financial Statements of Kraton Performance Polymers and Kraton, respectively.

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

On December 16, 2009, our registration statement (File No. 333-162248) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 10,294,118 shares of common stock and granted the underwriters the right to purchase up to an additional 1,544,117 shares from us to cover over-allotments at a public offering price of $13.50 per share. The underwriters’ over-allotment option was partially exercised and an additional 887,082 shares were sold on January 7, 2010. Aggregate gross offering proceeds were $150.9 million. The representatives for the underwriters were Credit Suisse Securities (US) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and Oppenheimer & Co. Inc.

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

There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed with the SEC pursuant to Rule 424(b). Through June 30, 2010, the offering proceeds have been used as follows:

We used $100.0 million of the net proceeds to prepay outstanding indebtedness, approximately $7.7 million for strategic capital projects, such as alternative production capabilities for IR, the development of additional capacity in our IRL business, continuation of our upgrade of certain systems and operating controls at our Belpre, Ohio facility, and approximately $29.7 million for general corporate purposes. Except with respect to proceeds used to repay debt, the foregoing amounts reflect reasonable estimates of our use of the net proceeds of the offering.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number
10.1	Form of Indemnity Agreement (incorporated by reference to the Kraton Performance Polymers, Inc. Form 8-K filed on June 2, 2010)

*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC. KRATON POLYMERS LLC

Date: August 4, 2010	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: August 4, 2010	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer