Form 10-Q
period 2010-09-30
Kraton Performance Polymers, Inc.; Kraton Polymers LLC
filed 2010-11-03
CIK 1321646, 1321730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 29, 2010: 31,252,979.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2010

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in our latest Annual Report on Form 10-K, as amended, including but not limited to “Part 1, Item 1A. Risk Factors” and “Part 1, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end-use markets, by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	infringement of our products on the intellectual property rights of others;

•	seasonality in our Paving and Roofing business;

•	financial and operating constraints related to our substantial level of indebtedness;

•	product liability claims and other lawsuits arising from environmental damage or personal injuries associated with chemical manufacturing;

•	political and economic risks in the various countries in which we operate;

•	the inherently hazardous nature of chemical manufacturing;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our customers, which could affect the demand for our products or result in increased compliance costs;

•	international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	fluctuations in currency exchange rates;

•	the fact that we do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan; and

•	concentration of ownership among our principal stockholders, which may prevent new investors from influencing significant corporate decisions.

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

PRESENTATION OF FINANCIAL STATEMENTS

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$78,285	$69,291
Receivables, net of allowances of $977 and $1,335	153,905	115,329
Inventories of products, net	337,655	284,258
Inventories of materials and supplies, net	9,636	10,862
Deferred income taxes	—	3,107
Other current assets	14,932	16,770

Total current assets	594,413	499,617
Property, plant and equipment, less accumulated depreciation of $231,559 and $236,558	351,990	354,860
Identifiable intangible assets, less accumulated amortization of $48,885 and $42,741	71,740	75,801
Investment in unconsolidated joint venture	12,641	12,078
Deferred financing costs	5,755	7,318
Other long-term assets	30,303	24,825

Total Assets	$1,066,842	$974,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	93,009	93,494
Deferred income taxes	640	—
Other payables and accruals	52,167	68,271
Due to related party	19,541	19,006
Insurance note payable	1,490	—

Total current liabilities	169,151	183,075
Long-term debt, net of current portion	380,947	382,675
Deferred income taxes	15,408	13,488
Other long-term liabilities	47,443	46,477

Total Liabilities	612,949	625,715

Commitments and contingencies (note 11)
Stockholders’ equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,204 shares issued and outstanding	312	297
Additional paid in capital	330,976	311,665
Retained earnings	86,412	(14)
Accumulated other comprehensive income	36,193	36,836

Total stockholders’ equity	453,893	348,784

Total Liabilities and Stockholders’ Equity	$1,066,842	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Revenues
Sales	$335,442	$270,454	$940,260	$682,061
Other	—	18,064	—	35,235

Total operating revenues	335,442	288,518	940,260	717,296
Cost of Goods Sold	252,561	218,549	699,139	602,633

Gross Profit	82,881	69,969	241,121	114,663

Operating Expenses
Research and development	6,125	5,075	17,681	15,115
Selling, general and administrative	24,819	20,282	68,653	56,585
Depreciation and amortization of identifiable intangibles	13,027	16,477	36,042	41,582

Total operating expenses	43,971	41,834	122,376	113,282

Gain on Extinguishment of Debt	—	—	—	23,831
Earnings of Unconsolidated Joint Venture	81	129	317	305
Interest Expense, net	6,127	8,044	18,463	24,783

Income Before Income Taxes	32,864	20,220	100,599	734
Income Tax Expense (Benefit)	4,828	(1,645)	14,173	(485)

Net Income	$28,036	$21,865	$86,426	$1,219

Earnings per common share (note 7)
Basic	$0.90	$1.13	$2.80	$0.06
Diluted	$0.88	$1.12	$2.76	$0.06
Weighted average common shares outstanding
Basic	30,916	19,386	30,716	19,385
Diluted	31,590	19,449	31,145	19,466

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,426	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	36,042	41,582
Accretion of debt discount	—	5
Inventory impairment	—	669
Amortization of deferred financing costs	1,553	2,038
Loss on disposal of fixed assets	3	411
Gain on extinguishment of debt	—	(23,831)
Change in fair value of interest rate swaps	(450)	(1,263)
Distributed earnings in unconsolidated joint venture	86	128
Deferred income tax expense	7,168	(8,309)
Non-cash compensation related to equity awards	2,836	1,714
Decrease (increase) in
Accounts receivable	(38,713)	(32,417)
Inventories of products, materials and supplies	(55,917)	94,010
Other assets	(4,561)	(13,808)
(Decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(12,431)	(8,708)
Due to related party	(1,304)	(12,291)

Net cash provided by operating activities	20,738	41,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,251)	(23,768)
Purchase of software	(2,081)	(12,378)
Proceeds from sale of property, plant and equipment	—	3,853

Net cash used in investing activities	(32,332)	(32,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	69,000	124,000
Repayment of debt	(70,728)	(187,177)
Proceeds from issuance of common stock	11,197	—
Costs associated with the issuance of common stock	(534)	—
Proceeds from stock based compensation	5,852	—
Proceeds from insurance note payable	3,336	3,706
Repayment of insurance note payable	(1,846)	(3,706)

Net cash provided by (used in) financing activities	16,277	(63,177)

Effect of exchange rate differences on cash	4,311	(24,710)

Net increase (decrease) in cash and cash equivalents	8,994	(79,031)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$78,285	$22,365

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$3,444	$8,379
Cash paid during the period for interest	$21,252	$27,652

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of Business. We believe we are the world’s leading producer in terms of sales revenues of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture. Kraton Performance Polymers, Inc., or Kraton Performance Polymers, and its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us,” “our company” and/or “the Company.”

Secondary Public Offering. On September 29, 2010, two of our affiliates, TPG Capital, L.P. or TPG and J.P. Morgan Partners, LLC or JPMP, completed a public offering of 8,000,000 shares of our common stock. Including 1,200,000 shares of common stock sold on October 4, 2010, following the full exercise of the underwriters’ option to purchase additional shares to cover over-allotments, the aggregate shares sold by the affiliates of TPG and JPMP in the secondary public offering was 9,200,000 shares, at a price of $26.50 per share. We did not receive any proceeds from the offering, and the total number of shares of common stock outstanding did not change as a result of this offering.

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

Future Adoption of Accounting Standards

The following new accounting pronouncement has been issued, but has not yet been adopted as of September 30, 2010:

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

We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method. We awarded 22,202 shares of restricted stock during the nine months ended September 30, 2010. See Note 7 Common Stock and Earnings per Common Share for further discussion.

Information pertaining to option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	642	15.93
Exercised	(433)	13.51
Cancelled	(3)	13.51

Outstanding at September 30, 2010	1,791	$14.38

Exercisable at September 30, 2010	837	$13.51

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

Pernis Restructuring. We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, in 2009 we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts.

For the nine months ended September 30, 2010, the original estimated ARO of $3.9 million was reduced to $2.6 million as a result of our completing the exit of the facility two months earlier than originally anticipated. The $1.3 million reduction in the ARO is reflected as a reduction in depreciation and amortization of intangible assets in the nine months ended September 30, 2010. The following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(8,698)
Change in estimate for ARO	(1,291)

Accrued Pernis restructuring at September 30, 2010	$—

European Office Consolidation Restructuring. We consolidated our transactional functions as well as much of our European management in a new European central office in Amsterdam, the Netherlands, which we believe will result in greater operating efficiency and improved service to our global customers while ultimately lowering operating costs by an estimated $2.0 million per annum.

We expect to incur $5.0 million to $6.0 million of costs in connection with our restructuring plan, largely in the second half of 2010. For the nine months ended September 30, 2010, we have incurred $1.9 million of restructuring charges, primarily comprised of severance and consulting expenses. The following is a summary of the 2010 activity associated with our European office consolidation:

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$—
Restructuring costs	1,926
Payments	(1,240)

Accrued European office consolidation restructuring at September 30, 2010	$686

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$254,072	$223,500
Work in progress	3,082	3,254
Raw materials	80,501	57,504

	$337,655	$284,258

Other payables and accruals:
Employee related	$15,409	$5,783
Interest	3,487	7,366
Property and other taxes	714	4,255
Customer rebates	3,439	2,960
Income taxes payable	7,525	4,000
Derivative liabilities	2,381	2,926
Restructuring	686	9,874
Other	18,526	31,107

	$52,167	$68,271

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income	$28,036	$21,865	$86,426	$1,219
Other comprehensive income
Foreign currency translation adjustments, net of tax	31,836	6,323	(1,164)	11,721
Reclassification of interest rate swaps into earnings	—	(421)	(450)	(1,263)
Net unrealized gain (loss) on interest rate swaps	(340)	(226)	179	(584)
Net unrealized gain on net investment hedge	718	—	792	—

Total comprehensive income	$60,250	$27,541	$85,783	$11,093

Accumulated other comprehensive income consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$54,601	$55,765
Net unrealized loss on interest rate swaps	(2,051)	(1,780)
Net unrealized gain on net investment hedge	792	—
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$36,193	$36,836

7. Earnings per Common Share

Basic Earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance awards and preferred stock, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of common shares used in the diluted EPS calculation is determined using the treasury stock method.

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

The following table summarizes the effect of the share-based compensation awards on the diluted weighted-average number of shares outstanding used in calculating diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net income as reported	$28,036	$21,865	$86,426	$1,219
Less (income) allocated to unvested restricted shares	(107)	(53)	(364)	(2)

Income allocated to common shares for basic and diluted EPS	$27,929	$21,812	$86,062	$1,217

Total weighted-average number of common shares for basic EPS	30,916	19,386	30,716	19,385
Incremental effect of dilutive common share equivalents:
Notional units	35	63	35	81
Stock options	639	—	394	—

Total weighted-average number of shares for diluted EPS	31,590	19,449	31,145	19,466

Total basic earnings per common share	$0.90	$1.13	$2.80	$0.06
Total dilutive earnings per common share	$0.88	$1.12	$2.76	$0.06

Restricted common shares outstanding totaled 118,413 and 46,699 at September 30, 2010 and 2009, respectively, and are subject to time vesting and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Notional units in the amount of 35,098 and 63,221 and stock options in the amount of 1,790,427 and 1,584,970 were outstanding at September 30, 2010 and 2009, respectively.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period because the effect would be antidilutive. The number of stock options excluded from the computation was 25,000 for the quarter and nine months ended September 30, 2010. For the quarter and nine months ended September 30, 2009, the number of stock options excluded from the computation was 1,584,970.

8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Term loans	$220,001	$221,729
12% discount notes	250	250
8.125% discount notes	170,000	170,000
8.125% discount notes held in treasury	(7,000)	(7,000)

Total debt	383,251	384,979
Less current portion of long-term debt	2,304	2,304

Total long-term debt	$380,947	$382,675

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

In December 2009, Kraton applied a portion of the proceeds from our initial public offering as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost. As of September 30, 2010, Kraton had no outstanding borrowings under the Revolving Loans.

The following is a summary of the material terms of the Credit Agreement.

Maturity. The Revolving Loans extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The Term Loans are payable in 7 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The average effective interest rates on the Term Loans for the nine months ended September 30, 2010 and 2009 were 3.53% and 4.27%, respectively. The Revolving Loans extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the Revolving Loans, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of the Revolving Loans extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The $0.2 million of the Revolving Loans that were not extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended Revolving Loan is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayments as discussed in our most recently filed Annual Report on Form 10-K, as amended.

Covenants. The Credit Agreement contains certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of September 30, 2010, we were in compliance with all covenants contained in the Credit Agreement.

Senior 12% Discount Notes Due July 15, 2014. As part of a refinancing of indebtedness on November 2, 2004, Polymer Holdings issued $150.0 million of 12% discount notes. On May 12, 2006, all but $0.25 million of the 12% discount notes were repaid.

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

On March 16, 2009, Kraton purchased and retired $30.0 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

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

Covenants. The 8.125% Notes contain certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of September 30, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 9 Financial Instruments and Credit Risk for fair value information related to our long-term debt.

9. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows.

In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement. The agreement had a fixed rate of 2.77%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate was 4.77% through April 1, 2010. We settled the swap early in June 2008 in advance of the scheduled maturity, resulting in a gain on the sale of $4.6 million. The gain was deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million for the three months ended March 31, 2010 and $0.7 million for the nine months ended September 30 2009 into earnings, respectively.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate is 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Facility, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to re-designate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.5 million and $0.0 million in interest expense related to the ineffective portion and a gain of $1.1 million and a loss of $0.9 million in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010 and 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate will be 2.87%. We recorded an unrealized loss of $1.0 million in accumulated other comprehensive income related to the effective portion of this hedge for the nine months ended September 30, 2010.

Foreign Currency Hedges. In February 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract did not qualify for hedge accounting. During the nine months ended September 30, 2009, we recorded a gain of $1.7 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-market impact of the purchased option contract.

Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S. dollar associated with the funding of the debottleneck and expansion of our isoprene rubber latex capacity at our Paulina, Brazil, plant, for the notional amounts of R$2.7 million, R$7.1 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We have recorded a $0.8 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Term loans	$220,001	$220,001	$221,729	$221,729
12% discount notes	250	321	250	250
8.125% discount notes	163,000	164,630	163,000	146,089
8.125% discount notes held in treasury	7,000	7,070	7,000	6,274

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$1,339	$—	$1,339	$—
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$1,042	$—	$1,042	$—
Derivative asset—2010 Net Investment hedge	Other current assets	$455	$—	$455	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

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

10. Income Taxes

Income tax expense for the nine months ended September 30, 2010 was $14.2 million compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 14.1% compared to (66.1)% for the nine months ended September 30, 2009. Our effective tax rate for the nine months ended September 30, 2010 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

As of September 30, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a long-term liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year December 31, 2006; all years subsequent to 2006 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

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

12. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Defined Benefit Pension Plan
Components of net period benefit cost:
Service cost	$580	$709	$1,783	$2,126
Interest cost	1,230	1,186	3,676	3,557
Expected return on plan assets	(1,213)	(1,170)	(3,639)	(3,510)
Amortization of prior service cost	17	135	38	406

Net periodic benefit cost	$614	$860	$1,858	$2,579

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Post-retirement Benefit Plan
Components of net period benefit cost:
Service cost	$91	$98	$287	$293
Interest cost	303	265	863	795
Amortization of prior service cost	63	58	141	173

Net periodic benefit cost	$457	$421	$1,291	$1,261

Contributions. We expect to make contributions of $3.3 million to our employee benefit plans in 2010, of which $2.5 million were made in the nine months ended September 30, 2010. See Note 7 Employee Benefits in our most recent Annual Report on Form 10-K, as amended, for further discussion.

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total Operating Revenues:
United States	$113,839	$92,932	$339,246	$232,120
Germany	50,661	39,638	123,177	90,280
Japan	21,105	17,673	58,570	44,642
Brazil	12,913	11,217	37,110	25,552
Italy	11,022	9,614	33,669	25,663
China	10,729	11,720	38,080	24,163
France	10,392	7,019	28,305	21,323
Turkey	9,133	5,778	20,998	11,458
The Netherlands	8,893	11,677	23,596	36,379
Thailand	8,887	7,513	25,280	20,026
United Kingdom	8,077	7,080	23,818	21,607
Belgium	7,062	1,385	12,854	16,044
Canada	5,377	4,595	16,273	12,423
Austria	4,629	3,109	11,358	6,047
Sweden	4,387	3,101	11,859	9,282
Taiwan	4,084	4,840	16,021	12,495
Poland	3,934	6,964	7,545	12,566
Malaysia	3,086	1,925	7,758	4,325
Australia	2,952	3,950	11,325	7,152
Mexico	2,951	2,865	8,844	8,671
Argentina	2,882	3,299	8,694	8,602
South Korea	2,830	2,829	10,099	7,429
Russian Federation	2,694	449	4,256	1,162
Denmark	2,092	1,248	6,348	7,327
Switzerland	1,952	1,312	4,409	4,264
Spain	1,926	1,020	5,442	2,471
Ukraine	1,668	288	2,813	592
India	1,542	586	4,226	2,849
All other countries	13,743	22,892	38,287	40,382

	$335,442	$288,518	$940,260	$717,296

	September 30, 2010	December 31, 2009
	(in thousands)
Long Lived Assets:
United States	$330,474	$317,719
France	123,928	125,839
Brazil	70,543	64,385
Germany	41,931	42,724
The Netherlands	12,245	36,971
China	3,016	2,334
All other countries	1,412	1,446

	$583,549	$591,418

14. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) in Kashima, Japan under the name of Kraton JSR Elastomers K.K. (“KJE”). We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Purchases from related party	$12,247	$10,918	$28,404	$19,241

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

(Unaudited)

(In thousands, except par value)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$19,147	$59,138	$—	$78,285
Receivables, net of allowance	—	—	63,431	90,474	—	153,905
Inventories of products, net	—	—	161,819	175,836	—	337,655
Inventories of materials and supplies, net	—	—	6,962	2,674	—	9,636
Deferred income taxes	—	—	—	—	—	—
Other current assets	—	2,371	1,823	10,738	—	14,932

Total current assets	—	2,371	253,182	338,860	—	594,413
Property, plant and equipment, less accumulated depreciation	—	78,485	177,200	96,305	—	351,990
Identifiable intangible assets, less accumulated amortization	—	8,612	16,197	46,931	—	71,740
Investment in consolidated subsidiaries	417,950	1,094,143	—	—	(1,512,093)	—
Investment in unconsolidated joint venture	—	200	—	12,441	—	12,641
Deferred financing costs	—	5,755	—	—	—	5,755
Deferred income taxes	—	—	—	1,984	(1,984)	—
Other long-term assets	—	243	492,952	193,026	(655,918)	30,303

Total Assets	$417,950	$1,189,809	$939,531	$689,547	$(2,169,995)	$1,066,842

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	2,025	41,838	49,146	—	93,009
Deferred income taxes	—	—	—	640	—	640
Other payables and accruals	—	6,077	20,359	25,731	—	52,167
Due to related party	—	—	—	19,541	—	19,541
Insurance note payable	—	1,490	—	—	—	1,490

Total current liabilities	—	11,896	62,197	95,058	—	169,151
Long-term debt, net of current portion	250	380,697	—	—	—	380,947
Deferred income taxes	—	17,392	—	—	(1,984)	15,408
Other long-term liabilities	—	362,932	42,811	297,618	(655,918)	47,443

Total Liabilities	250	772,917	105,008	392,676	(657,902)	612,949
Commitments and contingencies (note 11)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 30,851 shares issued and outstanding	312	—	—	—	—	312
Additional paid in capital	330,976	—	—	—	—	330,976
Member’s equity	—	417,273	845,251	249,569	(1,512,093)	—
Retained Earnings	86,412	—	—	—	—	86,412
Accumulated other comprehensive income	—	(381)	(10,728)	47,302	—	36,193

Total stockholders’ and member’s equity	417,700	416,892	834,523	296,871	(1,512,093)	453,893

Total Liabilities and Stockholders’ and Member’s Equity	$417,950	$1,189,809	$939,531	$689,547	$(2,169,995)	$1,066,842

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$166,302	$201,025	$(31,885)	$335,442

Total operating revenues	—	—	166,302	201,025	(31,885)	335,442
Cost of Goods Sold	—	—	131,898	152,548	(31,885)	252,561

Gross Profit	—	—	34,404	48,477	—	82,881

Operating Expenses
Research and development expenses	—	—	4,033	2,092	—	6,125
Selling, general and administrative expenses	—	270	17,533	7,016	—	24,819
Depreciation and amortization of identifiable intangibles	—	3,910	6,449	2,668	—	13,027

Total operating expenses	—	4,180	28,015	11,776	—	43,971

Earnings in Consolidated Subsidiaries	28,036	40,254	—	—	(68,290)	—
Earnings of Unconsolidated Joint Venture	—	—	—	81	—	81
Interest Expense (Income), net	—	8,305	(3,007)	829	—	6,127

Income Before Income Taxes	28,036	27,769	9,396	35,953	(68,290)	32,864
Income Tax Expense (Benefit)	—	(267)	—	5,095	—	4,828

Net Income	$28,036	$28,036	$9,396	$30,858	$(68,290)	$28,036

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$141,653	$169,737	$(40,936)	$270,454
Other	—	—	14	18,050	—	18,064

Total operating revenues	—	—	141,667	187,787	(40,936)	288,518
Cost of Goods Sold	—	1,277	100,191	158,017	(40,936)	218,549

Gross Profit (Loss)	—	(1,277)	41,476	29,770	—	69,969

Operating Expenses
Research and development expenses	—	—	3,327	1,748	—	5,075
Selling, general and administrative expenses	—	(757)	10,743	10,296	—	20,282
Depreciation and amortization of identifiable intangibles	—	5,098	5,217	6,162	—	16,477

Total operating expenses	—	4,341	19,287	18,206	—	41,834

Earnings of Consolidated Subsidiaries	21,865	35,317	—	—	(57,182)	—
Earnings of Unconsolidated Joint Venture	—	—	—	129	—	129
Interest Expense (Income), net	—	9,693	(2,729)	1,080	—	8,044

Income Before Income Taxes	21,865	20,006	24,918	10,613	(57,182)	20,220
Income Tax Expense (Benefit)	—	(1,859)	34	180	—	(1,645)

Net Income	$21,865	$21,865	$24,884	$10,433	$(57,182)	$21,865

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$510,510	$534,368	$(104,618)	$940,260

Total operating revenues	—	—	510,510	534,368	(104,618)	940,260
Cost of Goods Sold	—	—	372,184	431,573	(104,618)	699,139

Gross Profit	—	—	138,326	102,795	—	241,121

Operating Expenses
Research and development expenses	—	—	11,113	6,568	—	17,681
Selling, general and administrative expenses	—	188	50,227	18,238	—	68,653
Depreciation and amortization of identifiable intangibles	—	11,728	18,161	6,153	—	36,042

Total operating expenses	—	11,916	79,501	30,959	—	122,376

Earnings in Consolidated Subsidiaries	86,460	120,016	—	—	(206,476)	—
Earnings of Unconsolidated Joint Venture	—	—	—	317	—	317
Interest Expense (Income), net	—	24,886	(8,661)	2,238	—	18,463

Income Before Income Taxes	86,460	83,214	67,486	69,915	(206,476)	100,599
Income Tax Expense (Benefit)	34	(3,246)	566	16,819	—	14,173

Net Income	$86,426	$86,460	$66,920	$53,096	$(206,476)	$86,426

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$—	$360,626	$443,162	$(121,727)	$682,061
Other	—	—	13	35,222	—	35,235

Total operating revenues	—	—	360,639	478,384	(121,727)	717,296
Cost of Goods Sold	—	(2,429)	291,742	435,047	(121,727)	602,633

Gross Profit	—	2,429	68,897	43,337	—	114,663

Operating Expenses
Research and development expenses	—	—	9,387	5,728	—	15,115
Selling, general and administrative expenses	—	(1,382)	30,097	27,870	—	56,585
Depreciation and amortization of identifiable intangibles	—	13,239	16,241	12,102	—	41,582

Total operating expenses	—	11,857	55,725	45,700	—	113,282

Gain on Extinguishment of Debt	—	23,831	—	—	—	23,831
Earnings of Consolidated Subsidiaries	1,221	16,369	—	—	(17,590)	—
Earnings of Unconsolidated Joint Venture	—	—	—	305	—	305
Interest Expense (Income), net	5	29,551	(8,199)	3,426	—	24,783

Income (Loss) Before Income Taxes	1,216	1,221	21,371	(5,484)	(17,590)	734
Income Tax Expense (Benefit)	(3)	—	101	(583)	—	(485)

Net Income (Loss)	$1,219	$1,221	$21,270	$(4,901)	$(17,590)	$1,219

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(19,986)	$22,064	$18,660	$—	$20,738
Cash flows provided by (used in) investing activities
Proceeds from intercompany loans	—	3,709	—	—	(3,709)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(23,131)	(7,120)	—	(30,251)
Purchase of software	—	—	(2,081)	—	—	(2,081)

Net cash provided by (used in) investing activities	—	3,709	(25,212)	(7,120)	(3,709)	(32,332)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	69,000	—	—	—	69,000
Repayment of debt	—	(70,728)	—	—	—	(70,728)
Cash contribution from member	—	16,515	—	—	(16,515)	—
Cash distribution to member	(16,515)	—	—	—	16,515	—
Proceeds from issuance of common stock	11,197	—	—	—	—	11,197
Proceeds from stock based compensation	5,852	—	—	—	—	5,852
Costs associated with the issuance of common stock	(534)	—	—	—	—	(534)
Proceeds from insurance note payable	—	3,336	—	—	—	3,336
Repayment of insurance note payable	—	(1,846)	—	—	—	(1,846)
Proceeds from (payments on) intercompany loans	—	—	(14,273)	10,564	3,709	—

Net cash provided by (used in) financing activities	—	16,277	(14,273)	10,564	3,709	16,277

Effect of exchange rate differences on cash	—	—	—	4,311	—	4,311

Net increase (decrease) in cash and cash equivalents	—	—	(17,421)	26,415	—	8,994
Cash and cash equivalents at beginning of period	—	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$—	$19,146	$59,139	$—	$78,285

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2009

(Unaudited)

(In thousands)

	Kraton Performance Polymers(1)	Kraton(2)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(23,396)	$25,680	$38,865	$—	$41,149
Cash flows provided by (used in) investing activities
Proceeds from intercompany loans	—	86,573	—	—	(86,573)	—
Purchase of property, plant and equipment, net of proceeds from sales of equipment	—	—	(19,737)	(178)	—	(19,915)
Purchase of Software	—	—	(12,378)	—	—	(12,378)

Net cash provided by (used in) investing activities	—	86,573	(32,115)	(178)	(86,573)	(32,293)

Cash flows used in financing activities
Proceeds from debt	—	124,000	—	—	—	124,000
Repayment of debt	—	(187,177)	—	—	—	(187,177)
Proceeds from insurance note payable	—	3,706	—	—	—	3,706
Repayment of insurance note payable	—	(3,706)	—	—	—	(3,706)
Payments on intercompany loans	—	—	(54,666)	(31,907)	86,573	—

Net cash used in financing activities	—	(63,177)	(54,666)	(31,907)	86,573	(63,177)

Effect of exchange rate differences on cash	—	—	—	(24,710)	—	(24,710)

Net decrease in cash and cash equivalents	—	—	(61,101)	(17,930)	—	(79,031)
Cash and cash equivalents at beginning of period	—	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$—	$4,359	$18,006	$—	$22,365

(1)	Kraton Performance Polymers and Polymer Holdings Capital Corporation are the issuers of the 12% Discount Notes. Polymer Holdings Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the issuers would provide additional information that would be useful.
(2)	Kraton and Kraton Polymers Capital Corporation are the issuers of the 8.125% Notes. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

16. Subsequent Events

On October 4, 2010 the underwriters in our secondary offering exercised in full their option to purchase 1,200,000 additional shares of common stock from affiliates of TPG and JPMP at the secondary offering price of $26.50 per share less the underwriting discount to cover over-allotments. After giving effect to the sale of the shares sold pursuant to the over-allotment option, a total of 9,200,000 shares of our company’s common stock were sold by affiliates of TPG and JPMP in the secondary offering at a price to the public of $26.50. We did not receive any proceeds from the offering, and the total number of shares of common stock outstanding did not change as a result of this offering.

We have evaluated significant events and transactions that have occurred and have determined that there were no events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2010.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$78,285	$69,291
Receivables, net of allowances $977 and $1,335	153,905	115,329
Inventories of products, net	337,655	284,258
Inventories of materials and supplies, net	9,636	10,862
Deferred income taxes	—	3,107
Other current assets	14,932	16,770

Total current assets	594,413	499,617
Property, plant and equipment, less accumulated depreciation of $231,559 and $236,558	351,990	354,860
Identifiable intangible assets, less accumulated amortization of $48,885 and $42,741	71,740	75,801
Investment in unconsolidated joint venture	12,641	12,078
Deferred financing costs	5,755	7,318
Other long-term assets	30,303	24,825

Total Assets	$1,066,842	$974,499

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$2,304
Accounts payable-trade	93,009	93,494
Deferred income taxes	640	—
Other payables and accruals	52,167	68,305
Due to related party	19,541	19,006
Insurance note payable	1,490	—

Total current liabilities	169,151	183,109
Long-term debt, net of current portion	380,697	382,425
Deferred income taxes	15,408	13,488
Other long-term liabilities	47,443	46,477

Total Liabilities	612,699	625,499

Commitments and contingencies (note 10)
Member’s equity
Common equity	417,950	312,164
Accumulated other comprehensive income	36,193	36,836

Total member’s equity	454,143	349,000

Total Liabilities and Member’s Equity	$1,066,842	$974,499

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Revenues
Sales	$335,442	$270,454	$940,260	$682,061
Other	—	18,064	—	35,235

Total operating revenues	335,442	288,518	940,260	717,296
Cost of Goods Sold	252,561	218,549	699,139	602,633

Gross Profit	82,881	69,969	241,121	114,663

Operating Expenses
Research and development	6,125	5,075	17,681	15,115
Selling, general and administrative	24,819	20,282	68,653	56,585
Depreciation and amortization of identifiable intangibles	13,027	16,477	36,042	41,582

Total operating expenses	43,971	41,834	122,376	113,282

Gain on Extinguishment of Debt	—	—	—	23,831
Earnings of Unconsolidated Joint Venture	81	129	317	305
Interest Expense, net	6,127	8,044	18,463	24,778

Income Before Income Taxes	32,864	20,220	100,599	739
Income Tax Expense (Benefit)	4,828	(1,645)	14,139	(482)

Net Income	$28,036	$21,865	$86,460	$1,221

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$86,460	$1,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of identifiable intangibles	36,042	41,582
Inventory impairment	—	669
Amortization of deferred financing costs	1,553	2,038
Loss on disposal of fixed assets	3	411
Gain on extinguishment of debt	—	(23,831)
Change in fair value of interest rate swaps	(450)	(1,263)
Distributed earnings in unconsolidated joint venture	86	128
Deferred income tax expense	7,168	(8,306)
Non-cash compensation related to equity awards	2,836	1,714
Decrease (increase) in
Accounts receivable	(38,713)	(32,417)
Inventories of products, materials and supplies	(55,917)	94,010
Other assets	(4,561)	(13,808)
(Decrease) in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(12,465)	(8,708)
Due to related party	(1,304)	(12,291)

Net cash provided by operating activities	20,738	41,149

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,251)	(23,768)
Purchase of software	(2,081)	(12,378)
Proceeds from sale of property, plant and equipment	—	3,853

Net cash used in investing activities	(32,332)	(32,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	69,000	124,000
Repayment of debt	(70,728)	(187,177)
Cash contribution from member	16,515	—
Proceeds from insurance note payable	3,336	3,706
Repayment of insurance note payable	(1,846)	(3,706)

Net cash provided by (used in) financing activities	16,277	(63,177)

Effect of exchange rate differences on cash	4,311	(24,710)

Net increase (decrease) in cash and cash equivalents	8,994	(79,031)
Cash and cash equivalents, beginning of period	69,291	101,396

Cash and cash equivalents, end of period	$78,285	$22,365

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$3,444	$8,379
Cash paid during the period for interest	$21,252	$27,652

See Notes to Condensed Consolidated Financial Statements

KRATON POLYMERS LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of Business. We believe we are the world’s leading producer in terms of sales revenues of styrenic block copolymers, or SBCs, a family of performance polymer products whose chemistry we pioneered almost 50 years ago. SBCs are highly-engineered synthetic elastomers that enhance the performance of numerous products by delivering a variety of performance-enhancing characteristics, including greater flexibility, resilience, strength, durability and processability. SBCs are a fast growing subset of the elastomers industry. Our polymers are typically formulated or compounded with other products to achieve improved customer specific performance characteristics in a variety of applications. We manufacture products at five plants globally, including our flagship plant in Belpre, Ohio, the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture. Kraton Polymers LLC, together with its direct and indirect subsidiaries, are, unless the context requires otherwise, collectively referred to herein as “we,” “our,” “ours,” “us” or “Kraton.”

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

Future Adoption of Accounting Standards

The following new accounting pronouncement has been issued, but has not yet been adopted as of September 30, 2010:

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

We record non-cash compensation expense for the restricted stock awards, notional units and stock options over the vesting period using the straight-line method. We awarded 22,202 shares of restricted stock during the nine months ended September 30, 2010.

Information pertaining to option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	1,585	$13.51
Granted	642	15.93
Exercised	(433)	13.51
Cancelled	(3)	13.51

Outstanding at September 30, 2010	1,791	$14.38

Exercisable at September 30, 2010	837	$13.51

4. Restructuring and Restructuring-Related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

Pernis Restructuring. We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, in 2009 we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts.

For the nine months ended September 30, 2010, the original estimated ARO of $3.9 million was reduced to $2.6 million as a result of our completing the exit of the facility two months earlier than originally anticipated. The $1.3 million reduction in the ARO is reflected as a reduction in depreciation and amortization of intangible assets in the nine months ended September 30, 2010. The following is a summary of the 2010 activity associated with the exit of the Pernis facility:

Pernis Restructuring
(in thousands)
Accrued Pernis restructuring at December 31, 2009	$9,989
Payments	(8,698)
Change in estimate for demolition cost	(1,291)

Accrued Pernis restructuring at September 30, 2010	$—

European Office Consolidation Restructuring. We consolidated our transactional functions as well as much of our European management in a new European central office in Amsterdam, the Netherlands, which we believe will result in greater operating efficiency and improved service to our global customers while ultimately lowering operating costs by an estimated $2.0 million per annum.

We expect to incur $5.0 million to $6.0 million of costs in connection with our restructuring plan, largely in the second half of 2010. For the nine months ended September 30, 2010, we have incurred $1.9 million of restructuring charges, primarily comprised of severance and consulting expenses. The following is a summary of the 2010 activity associated with our European office consolidation:

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$—
Restructuring costs	1,926
Payments	(1,240)

Accrued European office consolidation restructuring at September 30, 2010	$686

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Inventories of products, net:
Finished products	$254,072	$223,500
Work in progress	3,082	3,254
Raw materials	80,501	57,504

	$337,655	$284,258

Other payables and accruals:
Employee related	$15,409	$5,783
Interest	3,487	7,366
Property and other taxes	714	4,255
Customer rebates	3,439	2,960
Income taxes payable	7,525	4,034
Derivative liabilities	2,381	2,926
Restructuring	686	9,874
Other	18,526	31,107

	$52,167	$68,305

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income	$28,036	$21,865	$86,460	$1,221
Other comprehensive income
Foreign currency translation adjustments, net of tax	31,836	6,323	(1,164)	11,721
Reclassification of interest rate swaps into earnings	—	(421)	(450)	(1,263)
Net unrealized gain (loss) on interest rate swaps	(340)	(226)	179	(584)
Net unrealized gain on net investment hedge	718	—	792	—

Total comprehensive income	$60,250	$27,541	$85,817	$11,095

Accumulated other comprehensive income consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Foreign currency translation adjustments, net of tax	$54,601	$55,765
Net unrealized loss on interest rate swaps	(2,051)	(1,780)
Net unrealized gain on net investment hedge	792	—
Increase in pension liability, net of tax	(17,149)	(17,149)

Total accumulated other comprehensive income	$36,193	$36,836

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Term loans	$220,001	$221,729
8.125% discount notes	170,000	170,000
8.125% discount notes held in treasury	(7,000)	(7,000)

Total debt	383,001	384,729
Less current portion of long-term debt	2,304	2,304

Total long-term debt	$380,697	$382,425

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

In December 2009, Kraton applied a portion of the proceeds from our initial public offering as a prepayment on the term portion of its senior secured credit facility in the amount of $100.0 million, which resulted in the write off of approximately $1.5 million of deferred financing cost. As of September 30, 2010, Kraton had no outstanding borrowings under the Revolving Loans.

The following is a summary of the material terms of the Credit Agreement.

Maturity. The Revolving Loans extended pursuant to the November 2009 Amendment are payable in a single maturity on May 12, 2013. The $0.2 million portion of the Revolving Loans that were not extended pursuant to November 2009 Amendment are payable on May 12, 2011. The Term Loans are payable in 7 remaining consecutive equal quarterly installments, in an aggregate annual amount equal to 1.0% of the original principal amount of such loans. The remaining balance is payable in four equal quarterly installments commencing on September 30, 2012 and ending on May 12, 2013.

Interest. The Term Loans bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The average effective interest rates on the Term Loans for the nine months ended September 30, 2010 and 2009 were 3.53% and 4.27%, respectively. The Revolving Loans extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). In addition, with respect to the extended portion of the Revolving Loans, an annual commitment fee equal to 0.75% payable quarterly on the daily average undrawn portion of the Revolving Loans extended pursuant to the November 2009 Amendment accrues and is payable quarterly in arrears.

The $0.2 million of the Revolving Loans that were not extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The unused commitment fee for the unextended Revolving Loan is 0.5%.

Mandatory Prepayments. The existing term facility is subject to mandatory prepayments as discussed in our most recently filed Annual Report on Form 10-K, as amended.

Covenants. The Credit Agreement contains certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of September 30, 2010, we were in compliance with all covenants contained in the Credit Agreement.

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

On March 16, 2009, Kraton purchased and retired $30.0 million face value of the 8.125% Notes for cash consideration of $10.9 million, which included accrued interest of $0.4 million. We recorded a gain of approximately $19.5 million in the quarter ended March 31, 2009 related to the purchase and retirement of these 8.125% Notes.

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

Covenants. The 8.125% Notes contain certain affirmative and negative covenants, as discussed in our most recently filed Annual Report on Form 10-K, as amended. As of September 30, 2010, we were in compliance with all covenants under the 8.125% Notes.

See Note 8 Financial Instruments and Credit Risk for fair value information related to our long-term debt.

8. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows.

In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. The agreement had a fixed rate of 2.77%, therefore, including the 2.00% margin for the term loan agreement, our hedged fixed rate was 4.77% through April 1, 2010. We settled the swap in June 2008 in advance of the scheduled maturity, resulting in a gain on the sale of $4.6 million. The gain was deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million for the three months ended March 31, 2010 and $0.7 million for the nine months ended September 30, 2009 into earnings, respectively.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate is 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to re-designate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.5 million and $0.0 million in interest expense related to the ineffective portion and a gain of $1.1 million and a loss of $0.9 million in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010 and 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate will be 2.87%. We recorded an unrealized loss of $1.0 million in accumulated other comprehensive income related to the effective portion of this hedge for the nine months ended September 30, 2010.

Foreign Currency Hedge. In February 2009, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate for a notional amount of €47.3 million, which expired on December 29, 2009. The option contract did not qualify for hedge accounting. During the nine months ended September 30, 2009, we recorded a gain of $1.7 million, which represented the mark-to-market impact of the purchased option contract. The gain was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. We settled the hedge on December 31, 2009, with a gain of $1.9 million, which represented the mark-to-market impact of the purchased option contract.

Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S, dollar associated with the funding of the debottleneck and expansion of our isoprene rubber latex capacity at our Paulina, Brazil, plant, for the notional amounts of approximately R$2.7 million, R$7.1 million and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.8 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)
Term Loans	$220,001	$220,001	$221,729	$221,729
8.125% discount notes	163,000	164,630	163,000	146,089
8.125% discount notes held in treasury	7,000	7,070	7,000	6,274

The Term Loans bear a variable interest rate, and as such, the fair value approximates their carrying value.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$1,339	$—	$1,339	$—
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$1,042	$—	$1,042	$—
Derivative asset—2010 Net Investment hedge	Other current assets	$455	$—	$455	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$2,926	$—	$2,926	$—

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

9. Income Taxes

Income tax expense for the nine months ended September 30, 2010 was $14.1 million compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 14.1% compared to (65.2)% for the nine months ended September 30, 2009. Our effective tax rate for the nine months ended September 30, 2010 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

As of September 30, 2010, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $1.3 million of unrecognized tax benefits, including interest and penalties, as a long-term liability.

Our tax jurisdictions include the United States and various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year December 31, 2006; all years subsequent to 2006 remain subject to examination. In addition, open tax years to state and foreign jurisdictions remain subject to examination.

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

11. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to pension benefits and other post-retirement benefits for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Defined Benefit Plan
Components of net period benefit cost:
Service cost	$580	$709	$1,783	$2,126
Interest cost	1,230	1,186	3,676	3,557
Expected return on plan assets	(1,213)	(1,170)	(3,639)	(3,510)
Amortization of prior service cost	17	135	38	406

Net periodic benefit cost	$614	$860	$1,858	$2,579

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Post-retirement Benefit Plan
Components of net period benefit cost:
Service cost	$91	$98	$287	$293
Interest cost	303	265	863	795
Amortization of prior service cost	63	58	141	173

Net periodic benefit cost	$457	$421	$1,291	$1,261

Contributions. We expect to make contributions of $3.3 million to our employee benefit plans in 2010, of which $2.5 million were made in the nine months ended September 30, 2010. See Note 7 Employee Benefits in our most recent Annual Report on Form 10-K, as amended, for further discussion.

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total operating revenues and long-lived assets by geographic region were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total Operating Revenues:
United States	$113,839	$92,932	$339,246	$232,120
Germany	50,661	39,638	123,177	90,280
Japan	21,105	17,673	58,570	44,642
Brazil	12,913	11,217	37,110	25,552
Italy	11,022	9,614	33,669	25,663
China	10,729	11,720	38,080	24,163
France	10,392	7,019	28,305	21,323
Turkey	9,133	5,778	20,998	11,458
The Netherlands	8,893	11,677	23,596	36,379
Thailand	8,887	7,513	25,280	20,026
United Kingdom	8,077	7,080	23,818	21,607
Belgium	7,062	1,385	12,854	16,044
Canada	5,377	4,595	16,273	12,423
Austria	4,629	3,109	11,358	6,047
Sweden	4,387	3,101	11,859	9,282
Taiwan	4,084	4,840	16,021	12,495
Poland	3,934	6,964	7,545	12,566
Malaysia	3,086	1,925	7,758	4,325
Australia	2,952	3,950	11,325	7,152
Mexico	2,951	2,865	8,844	8,671
Argentina	2,882	3,299	8,694	8,602
South Korea	2,830	2,829	10,099	7,429
Russian Federation	2,694	449	4,256	1,162
Denmark	2,092	1,248	6,348	7,327
Switzerland	1,952	1,312	4,409	4,264
Spain	1,926	1,020	5,442	2,471
Ukraine	1,668	288	2,813	592
India	1,542	586	4,226	2,849
All other countries	13,743	22,892	38,287	40,382

	$335,442	$288,518	$940,260	$717,296

	September 30, 2010	December 31, 2009
	(in thousands)
Long-Lived Assets:
United States	$330,474	$317,719
France	123,928	125,839
Brazil	70,543	64,385
Germany	41,931	42,724
The Netherlands	12,245	36,971
China	3,016	2,334
All other countries	1,412	1,446

	$583,549	$591,418

13. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) in Kashima, Japan under the name of Kraton JSR Elastomers K.K. (“KJE”). We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Purchases from related party	$12,247	$10,918	$28,404	$19,241

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

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$19,147	$59,138	$—	$78,285
Receivables, net	—	63,431	90,474	—	153,905
Inventories of products, net	—	161,819	175,836	—	337,655
Inventories of materials and supplies, net	—	6,962	2,674	—	9,636
Deferred income taxes	—	—	—	—	—
Other current assets	2,371	1,823	10,738	—	14,932

Total current assets	2,371	253,182	338,860	—	594,413
Property, plant and equipment, less accumulated depreciation	78,485	177,200	96,305	—	351,990
Identifiable intangible assets, less accumulated amortization	8,612	16,197	46,931	—	71,740
Investment in consolidated subsidiaries	1,094,820	—	—	(1,094,820)	—
Investment in unconsolidated joint venture	200	—	12,441	—	12,641
Deferred financing costs	5,755	—	—	—	5,755
Deferred income taxes	—	—	1,984	(1,984)	—
Other long-term assets	243	492,952	193,026	(655,918)	30,303

Total Assets	$1,190,486	$939,531	$689,547	$(1,752,722)	$1,066,842

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	2,025	41,838	49,146	—	93,009
Deferred income taxes	—	—	640	—	640
Other payables and accruals	6,077	20,359	25,731	—	52,167
Due to related party	—	—	19,541	—	19,541
Insurance note payable	1,490	—	—	—	1,490

Total current liabilities	11,896	62,197	95,058	—	169,151
Long-term debt, net of current portion	380,697	—	—	—	380,697
Deferred income taxes	17,392	—	—	(1,984)	15,408
Other long-term liabilities	362,932	42,811	297,618	(655,918)	47,443

Total Liabilities	772,917	105,008	392,676	(657,902)	612,699

Commitments and contingencies (Note 10)
Member’s equity
Common equity	417,950	845,251	249,569	(1,094,820)	417,950
Accumulated other comprehensive income	(381)	(10,728)	47,302	—	36,193

Total member’s equity	417,569	834,523	296,871	(1,094,820)	454,143

Total Liabilities and Member’s Equity	$1,190,486	$939,531	$689,547	$(1,752,722)	$1,066,842

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

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

KRATON POLYMERS LLC

CONDENDSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$166,302	$201,025	$(31,885)	$335,442

Total operating revenues	—	166,302	201,025	(31,885)	335,442
Cost of Goods Sold	—	131,898	152,548	(31,885)	252,561

Gross Profit	—	34,404	48,477	—	82,881

Operating Expenses
Research and development expenses	—	4,033	2,092	—	6,125
Selling, general and administrative expenses	270	17,533	7,016	—	24,819
Depreciation and amortization of identifiable intangibles	3,910	6,449	2,668	—	13,027

Total operating expenses	4,180	28,015	11,776	—	43,971

Earnings in Consolidated Subsidiaries	40,254	—	—	(40,254)	—
Earnings of Unconsolidated Joint Venture	—	—	81	—	81
Interest Expense (Income), net	8,305	(3,007)	829	—	6,127

Income Before Income Taxes	27,769	9,396	35,953	(40,254)	32,864
Income Tax Expense (Benefit)	(267)	—	5,095	—	4,828

Net Income	$28,036	$9,396	$30,858	$(40,254)	$28,036

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$141,653	$169,737	$(40,936)	$270,454
Other	—	14	18,050	—	18,064

Total operating revenues	—	141,667	187,787	(40,936)	288,518
Cost of Goods Sold	1,277	100,191	158,017	(40,936)	218,549

Gross Profit (loss)	(1,277)	41,476	29,770	—	69,969

Operating Expenses
Research and development expenses	—	3,327	1,748	—	5,075
Selling, general, and administrative expenses	(757)	10,743	10,296	—	20,282
Depreciation and amortization of identifiable intangibles	5,098	5,217	6,162	—	16,477

Total operating expenses	4,341	19,287	18,206	—	41,834

Earnings of Consolidated subsidiaries	35,317	—	—	(35,317)	—
Earnings of Unconsolidated Joint Venture	—	—	129	—	129
Interest expense (income), net	9,693	(2,729)	1,080	—	8,044

Income Before Income Taxes	20,006	24,918	10,613	(35,317)	20,220
Income Tax Expense (Benefit)	(1,859)	34	180	—	(1,645)

Net Income	$21,865	$24,884	$10,433	$(35,317)	$21,865

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$510,510	$534,368	$(104,618)	$940,260

Total operating revenues	—	510,510	534,368	(104,618)	940,260
Cost of Goods Sold	—	372,184	431,573	(104,618)	699,139

Gross Profit	—	138,326	102,795	—	241,121

Operating Expenses
Research and development expenses	—	11,113	6,568	—	17,681
Selling, general and administrative expense	188	50,227	18,238	—	68,653
Depreciation and amortization of identifiable intangibles	11,728	18,161	6,153	—	36,042

Total operating expenses	11,916	79,501	30,959	—	122,376

Earnings of Consolidated subsidiaries	120,016	—	—	(120,016)	—
Earnings of Unconsolidated Joint Venture	—	—	317	—	317
Interest Expense (Income), net	24,886	(8,661)	2,238	—	18,463

Income Before Income Taxes	83,214	67,486	69,915	(120,016)	100,599
Income Tax Expense (Benefit)	(3,246)	566	16,819	—	14,139

Net Income	$86,460	$66,920	$53,096	$(120,016)	$86,460

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Revenues
Sales	$—	$360,626	$443,162	$(121,727)	$682,061
Other	—	13	35,222	—	35,235

Total operating revenues	—	360,639	478,384	(121,727)	717,296
Cost of Goods Sold	(2,429)	291,742	435,047	(121,727)	602,633

Gross Profit	2,429	68,897	43,337	—	114,663

Operating Expenses
Research and development expenses	—	9,387	5,728	—	15,115
Selling, general and administrative expenses	(1,382)	30,097	27,870	—	56,585
Depreciation and amortization of identifiable intangibles	13,239	16,241	12,102	—	41,582

Total operating expenses	11,857	55,725	45,700	—	113,282

Gain on Extinguishment of Debt	23,831	—	—	—	23,831
Earnings of Consolidated subsidiaries	16,369	—	—	(16,369)	—
Earnings of Unconsolidated Joint Venture	—	—	305	—	305
Interest Expense (Income), net	29,551	(8,199)	3,426	—	24,778

Income (Loss) Before Income Taxes	1,221	21,371	(5,484)	(16,369)	739
Income Tax Expense (Benefit)	—	101	(583)	—	(482)

Net Income (Loss)	$1,221	$21,270	$(4,901)	$(16,369)	$1,221

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(19,986)	$22,064	$18,660	$—	$20,738
Cash flows provided by (used in) investing activities
Proceeds from intercompany loans	3,709	—	—	(3,709)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	(23,131)	(7,120)	—	(30,251)
Purchase of software	—	(2,081)	—	—	(2,081)

Net cash provided by (used in) investing activities	3,709	(25,212)	(7,120)	(3,709)	(32,332)

Cash flows provided by (used in) financing activities
Proceeds from debt	69,000	—	—	—	69,000
Repayment of debt	(70,728)	—	—	—	(70,728)
Cash contribution from member	16,515	—	—	—	16,515
Proceeds from insurance note payable	3,336	—	—	—	3,336
Repayment of insurance note payable	(1,846)	—	—	—	(1,846)
Proceeds from (payments on) intercompany loans	—	(14,273)	10,564	3,709	—

Net cash provided by (used in) financing activities	16,277	(14,273)	10,564	3,709	16,277

Effect of exchange rate differences on cash	—	—	4,311	—	4,311

Net increase (decrease) in cash and cash equivalents	—	(17,421)	26,415	—	8,994
Cash and cash equivalents at beginning of period	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$19,146	$59,139	$—	$78,285

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON POLYMERS LLC

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2009

(Unaudited)

(In thousands)

	Issuers(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(23,396)	$25,680	$38,865	$—	$41,149
Cash flows provided by (used in) investing activities
Proceeds from intercompany loan	86,573	—	—	(86,573)	—
Purchase of property, plant and equipment net of proceeds from sales of equipment	—	(19,737)	(178)	—	(19,915)
Purchase of Software	—	(12,378)	—	—	(12,378)

Net cash provided by (used in) investing activities	86,573	(32,115)	(178)	(86,573)	(32,293)

Cash flows used in financing activities
Proceeds from debt	124,000	—	—	—	124,000
Repayment of debt	(187,177)	—	—	—	(187,177)
Proceeds from Insurance Note Payable	3,706	—	—	—	3,706
Repayment of insurance note payable	(3,706)	—	—	—	(3,706)
Payments on intercompany loan	—	(54,666)	(31,907)	86,573	—

Net cash used in financing activities	(63,177)	(54,666)	(31,907)	86,573	(63,177)

Effect of exchange rate differences on cash	—	—	(24,710)	—	(24,710)

Net decrease in cash and cash equivalents	—	(61,101)	(17,930)	—	(79,031)
Cash and cash equivalents at beginning of period	—	65,460	35,936	—	101,396

Cash and cash equivalents at end of period	$—	$4,359	$18,006	$—	$22,365

(1)	Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

15. Subsequent Events

We have evaluated significant events and transactions that have occurred and have determined that there were no events or transactions other than those disclosed in this report that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2010.

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

USBC’s, including our IR and IRL product offering, represented approximately 70.0% and 68.0%; and HSBC’s represented approximately 30.0% and 32.0% of sales revenue for the three and nine months ended September 30, 2010, respectively.

We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each of our four end use markets:

•	Advanced Materials, which represented 27.5% and 30.1% of sales revenue for the three and nine months ended September 30, 2010, respectively;

•	Adhesives, Sealants and Coatings, which represented 32.2% and 32.4% of sales revenue for the three and nine months ended September 30, 2010, respectively;

•	Paving and Roofing, which represented 33.1% and 29.8% of sales revenue for the three and nine months ended September 30, 2010, respectively; and

•	Emerging Businesses, which includes our IRL activity and represented 5.8% and 5.5% of sales revenue for the three and nine months ended September 30, 2010.

2010 Third Quarter Financial Highlights

•	Operating revenues increased by 16.3% from the third quarter of 2009 due to increased sales prices.

•	Gross profit amounted to 24.7% of operating revenue in third quarter 2010 compared to 24.3% in the third quarter 2009.

•	Net income improved by $6.2 million to $28.0 million or $0.88 per diluted share compared to the third quarter 2009.

•	Adjusted EBITDA improved by $1.8 million to $54.9 million compared to the third quarter 2009, reflecting a margin of 16.4% of revenues.

•	Cash and cash equivalents increased from $39.4 million at June 30, 2010 to $78.3 million at September 30, 2010.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: butadiene, styrene and isoprene. During the twelve months ended December 31, 2009 and the nine months ended September 30, 2010 and 2009, these monomers together represented approximately 43%, 56% and 43% of our total cost of goods sold, respectively. The cost of these monomers has generally correlated with changes in crude oil prices. Prices have fluctuated significantly due to global supply and demand and global economic conditions. During 2009, butadiene pricing increased from the lows of the first quarter of 2009 and stabilized during the third quarter of 2009. During 2010, butadiene pricing has increased through the first nine months of the year. Styrene pricing increased from lows in the first quarter of 2009 through the first half of 2010 before declining in the third quarter of 2010. In 2009, isoprene spot prices were volatile in the first half of the year, but prices stabilized during the third quarter of 2009 before trending higher in late 2009. Spot isoprene pricing continued to increase during the first half of 2010 before declining slightly in the third quarter of 2010. Overall, monomer pricing in the third quarter of 2010 is comparable to the second quarter of 2010 with butadiene increases largely offsetting declines in styrene and isoprene. Average monomer costs in the first nine months of 2010 and the third quarter of 2010 are up significantly when compared to the first nine months of 2009 and the third quarter of 2009, respectively.

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements.

In Japan, butadiene and isoprene are supplied under our joint venture agreement by our joint venture partner. Styrene in Japan is sourced from local third-party suppliers. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers.

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

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in approximately 60 countries from five manufacturing plants on four continents. For the nine months ended September 30, 2010, approximately 44.0% of total operating revenues were generated from customers located in the Americas, approximately 36.0% in Europe and approximately 20.0% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

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

For the nine months ended September 30, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies, amounted to $4.3 million and $4.7 million, respectively.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Secondary Public Offering. On September 29, 2010, two of our affiliates, TPG Capital, L.P. or TPG and J.P. Morgan Partners, LLC or JPMP, completed a public offering of 8,000,000 shares of our common stock. Including 1,200,000 shares of common stock sold on October 4, 2010, following the full exercise of the underwriters’ option to purchase additional shares to cover over-allotments, the aggregate shares sold by the affiliates of TPG and JPMP in the secondary public offering was 9,200,000 shares, at a price of $26.50 per share. We did not receive any proceeds from the offering, and the total number of shares of common stock outstanding did not change as a result of this offering.

Project Assessment Underway for Additional HSBC Capacity in Asia. As a result of growth in Kraton’s differentiated grades of HSBC’s globally, we see the need for additional manufacturing capacity. We are continuing to expand and strengthen our presence in Asia, and thus, we believe Kraton’s regional, and global, business would benefit from such increased capacity in the Asia-Pacific region. We believe expansion of HSBC capacity is the next step to grow our position in the Asia Pacific region, supporting application and technology developments for Kraton’s leading, proprietary, styrenic block copolymer formulations. We are exploring options to build a 30 kiloton HSBC manufacturing facility that would employ Kraton’s latest state-of-the-art technology for producing HSBC’s and, we believe, will set a new global standard for manufacturing cost and product quality, demonstrating further our commitment to growing our business and to the region. Our site-selection team is expected to make its recommendation to management by December 2010 at which time we will be in a better position to render a final project decision. While it is too early to estimate the expected cost of the new facility, we anticipate that construction could commence in the first half of 2012 with start-up occurring as early as the second half of 2013.

Potential Berre, France Manufacturing Facility Interruption. In October 2010, France began experiencing labor and social unrest attributable to proposed changes in French retirement and pension laws, and this led to an interruption in the supply of crude oil and feedstocks within the local industrial sector. As of this filing, these issues appear to have been resolved. While the industry’s supply chain has not yet returned to normal, management does not expect these matters to have a material adverse effect upon our financial position, results of operations or cash flows for the fiscal year ended December 31, 2010.

New Innovation. In July 2010, we announced the addition of Kraton D1183 BT to our product line of polymers for Adhesives, Sealants, and Coatings. Kraton D1183 BT is suitable for use in many adhesive applications including thermal printing labels, high temperature resistant labels, elastic labels and diaper tabs. It is an excellent choice for adhesives in hygiene applications. We believe this technology will allow our customers to more economically achieve significantly higher cohesive strength and higher temperature resistance without the use of expensive endblock resins.

Poly-Isoprene Rubber Manufacturing at Belpre, Ohio. We commenced plant modifications and upgrades at our Belpre, Ohio plant. The investment of approximately $27.0 million will enable production of Poly-Isoprene Rubber, for use in production of Isoprene Latex by our Emerging Business end use. We expect to complete this project by mid-2011.

Isoprene Rubber Latex Capacity Expansion at Paulinia, Brazil. We commenced the IRL debottleneck and expansion project at our Paulinia, Brazil plant. When combined with capacity contractually available to us at a third party site in Japan, the investment of approximately $10.0 million will expand IRL capacity by approximately 33.0%. We expect to complete this project by mid-2011.

European Office Consolidation. We consolidated our transactional functions as well as much of our European management to a new European central office in Amsterdam, the Netherlands, which, we believe will result in greater operating efficiency and improved service to our global customers while ultimately lowering operating costs by an estimated $2.0 million per annum.

Outlook

Prices for our raw material inputs were essentially flat in the third quarter following the notable increase in raw material prices during the second quarter. We continue to expect raw material prices to be stable through the fourth quarter 2010 and into the first quarter 2011. However, the current shortage of natural rubber could lead to increased near-term demand for synthetic rubber substitutes. This may lead to increased demand pricing for monomers such as butadiene, which are already in tight supply. Looking into the fourth quarter, we expect the worldwide economic climate to remain positive for the balance of the year. Our current view suggests fourth quarter volume, as compared to the third quarter, will be in line with historical seasonal norms, which would result in fourth quarter 2010 volume growth compared to the fourth quarter of 2009.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Operating Revenues
Sales	$335,442	$270,454	$940,260	$682,061
Other	—	18,064	—	35,235

Total operating revenues	335,442	288,518	940,260	717,296
Cost of Goods Sold	252,561	218,549	699,139	602,633

Gross Profit	82,881	69,969	241,121	114,663

Operating Expenses
Research and development	6,125	5,075	17,681	15,115
Selling, general and administrative	24,819	20,282	68,653	56,585
Depreciation and amortization of identifiable intangibles	13,027	16,477	36,042	41,582

Total operating expenses	43,971	41,834	122,376	113,282

Gain on Extinguishment of Debt	—	—	—	23,831
Earnings of Unconsolidated Joint Venture	81	129	317	305
Interest Expense, net	6,127	8,044	18,463	24,783

Income Before Income Taxes	32,864	20,220	100,599	734
Income Tax Expense (Benefit)	4,828	(1,645)	14,173	(485)

Net Income	$28,036	$21,865	$86,426	$1,219

Earnings per common share (note 7)
Basic	$0.90	$1.13	$2.80	$0.06
Diluted	$0.88	$1.12	2.76	$0.06
Weighted average common shares outstanding
Basic	30,916	19,386	30,716	19,385
Diluted	31,590	19,449	31,145	19,466

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operating Revenues

Operating revenues includes revenue from the sale of our core products and, prior to the exit of our Pernis, the Netherlands, facility on December 31, 2009, the sale of small quantities of by-products resulting from the manufacturing process of IR. For the three months ended September 30, 2010, total operating revenues increased $46.9 million or 16.3% compared to the same period in 2009.

Sales increased $65.0 million or 24.0% over the same period in 2009 largely due to increases in global product sales prices in response to higher raw material costs and other factors aggregating approximately $76.1 million partially offset by a decrease of approximately $11.1 million from changes in foreign currency exchange rates. Sales volumes amounted to 80.9 million kilotons in both the third quarter of 2010 and 2009.

The following are the primary factors influencing our sales revenue in each of our end use markets:

•	Advanced Materials. Sales amounted to $92.2 million for the three months ended September 30, 2010, an increase of $9.9 million or 12.0% compared to third quarter 2009 sales of $82.3 million. Sales increased in all regions with the exception of Asia Pacific, with the increase primarily driven by higher pricing. We continued to see positive momentum for innovation product sales in wire and cable applications, such as computer power cords, medical applications, such as IV bags, and personal care applications, such as diapers and adult incontinence products.

•

Adhesives, Sealants and Coatings. Sales amounted to $108.1 million for the three months ended September 30, 2010, an increase of $25.0 million or 30.1% compared to third quarter 2009 sales of $83.1 million. Sales growth was primarily in North America and Europe, and was primarily driven by higher demand and pricing. Sales increased in personal care and specialty tape applications; however, growth in specialty tape was constrained by a market shortage of tackifier resins, which our customers require, in combination with our inputs, to manufacture their products. In addition, we saw growth in innovation sales in applications such as white elastomeric roof coatings, where demand was supported by seasonal factors.

•

Paving and Roofing. Sales amounted to $111.1 million for the three months ended September 30, 2010, an increase of $20.1 million or 22.1% compared to third quarter 2009 sales of $91.0 million primarily due to higher pricing. During the quarter North American paving activity continued to be negatively impacted by constrained state and local infrastructure spending.

•

Emerging Businesses. Sales amounted to $19.4 million for the three months ended September 30, 2010, an increase of $6.6 million or 51.6% compared to third quarter 2009 sales of $12.8 million. The increase reflects the continued volume growth of our isoprene rubber products in applications such as surgical gloves and condoms.

As a result of our exit from our Pernis facility, other revenue decreased $18.1 million or 100.0% compared to the same period in 2009.

Cost of Goods Sold

Cost of goods sold for three months ended September 30, 2010 increased $34.0 million or 15.6% compared to the same period in 2009. The increase was driven primarily by a $69.6 million increase in monomer and other production costs. This increase was partially offset by an $18.1 million decrease in by-product costs, a $6.8 million decrease from changes in foreign currency exchange rates and a $1.4 million decrease in plant turnaround costs. Furthermore, we also realized a $10.6 million decrease in costs associated with the 2009 shutdown of our Pernis site, which includes ongoing operating cost reductions of $3.5 million, lower restructuring costs of $6.0 million and a $1.1 million non-cash charge to write-down our inventory of spare-parts recognized in the third quarter 2009.

Cost of goods sold was 75.3% of operating revenues for the three months ended September 30, 2010 compared to 75.7% for the same period in 2009. The spread between first-in, first-out basis and estimated current replacement cost basis resulted in an increase in cost of goods sold of approximately $1.7 million for the three months ended September 30, 2010 compared to a decrease in cost of goods sold of approximately $12.8 million for the same period in 2009.

Gross Profit

Gross profit for the three months ended September 30, 2010 increased $12.9 million, a 18.5% increase compared to the same period in 2009. Gross profit was 24.7% of operating revenues for the three months ended September 30, 2010 compared to 24.3% for the same period in 2009. The spread between first-in, first-out basis and estimated current replacement cost basis resulted in an decrease in gross profit of approximately $1.7 million for the three months ended September 30, 2010 compared to an increase in gross profit of approximately $12.8 million for the same period in 2009.

Operating Expenses

•

Research and Development. Research and development expense increased $1.1 million or 20.7% largely due to higher employment related costs. Research and development expense was 1.8% of operating revenues in the third quarters of 2010 and 2009.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $4.5 million or 22.4% primarily due to an increase in incentive compensation costs of $3.4 million, an increase in stock-based compensation costs of $0.6 million and a $1.5 million increase in restructuring and related costs. These increases were partially offset by $1.3 million of savings from the implementation of our global SAP system. Selling, general and administrative expenses were 7.4% of operating revenues for the three months ended September 30, 2010 compared to 7.0% for the same period in 2009.

•	Depreciation and Amortization. Depreciation and amortization decreased $3.5 million or 20.9% largely due to the exit from our Pernis facility in December 2009.

Interest expense, net

Interest expense, net for the three months ended September 30, 2010 decreased $1.9 million or 23.8% to $6.1 million compared to $8.0 million during the same period in 2009 primarily due to the decline in outstanding indebtedness. The average debt balances outstanding were $383.8 million at an average effective interest rate of 6.5% and $541.9 million at an average effective interest rate of 6.0% for the three months ended September 30, 2010 and 2009, respectively.

Income tax expense (benefit)

Income tax expense was $4.8 million for the three months ended September 30, 2010 compared to an income tax benefit of $1.6 million for the three months ended September 30, 2009. The effective tax rate was 14.7% for the three months ended September 30, 2010 compared to (8.1)% for the three months ended September 30, 2009. Our effective tax rate for the three months ended September 30, 2010 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

Net income

Net income was $28.0 million or $0.88 per diluted share for the three months ended September 30, 2010, an increase of $6.2 million compared to net income of $21.9 million or $1.12 per diluted share in the same period in 2009. The increase in the weighted average number of shares used in determining diluted earnings per share had a negative impact of $0.43 per diluted share which more than offset the higher net income impact of $0.19 per diluted share.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operating Revenues

Operating revenues include revenue from the sale of our core products and, prior to the exit of our Pernis facility on December 31, 2009, the sale of small quantities of by-products resulting from the manufacturing process of IR. For the nine months ended September 30, 2010, total operating revenues increased $223.0 million or 31.1% compared to the same period in 2009.

Sales increased $258.2 million or 37.9% over the same period in 2009 largely due to increased sales volumes amounting to approximately $141.6 million, increases in global product sales prices primarily in response to higher raw material costs and increased demand for our products of approximately $126.9 million, partially offset by a decrease of approximately $10.3 million from changes in foreign currency exchange rates.

The following are the primary factors influencing our sales revenue in each of our end use markets:

•

Advanced Materials. Sales amounted to $282.7 million for the nine months ended September 30, 2010, an increase of $76.2 million or 36.9% compared to 2009 sales of $206.5 million. Sales growth was broad-based, across all regions, and was primarily driven by higher demand and pricing. This growth reflects higher sales in automotive, consumer electronics, personal care and medical applications. Growth was also supported by strong sales of innovation products in wire and cable, medical device, and personal care applications.

•

Adhesives, Sealants and Coatings. Sales amounted to $304.9 million for the nine months ended September 30, 2010, an increase of $89.7 million or 41.7% compared to 2009 sales of $215.2 million. The increase was broad-based, across all regions, and was primarily driven by higher demand and pricing. Notably, the global economic recovery spurred increased demand in personal care, specialty tape, and printing plate applications. Sales of innovation products progressed, as we gained momentum in removable protective film and white elastomeric roof coating applications.

•

Paving and Roofing. Sales amounted to $280.2 million for the nine months ended September 30, 2010, an increase of $85.9 million or 44.2% compared to 2009 sales of $194.3 million driven by higher demand and pricing.

•

Emerging Businesses. Sales amounted to $51.9 million for the nine months ended September 30, 2010, an increase of $15.3 million or 41.8% compared to 2009 sales of $36.6 million. The increase reflects the continued volume growth of our isoprene rubber products in applications such as surgical gloves and condoms.

As a result of our exit from our Pernis facility, other revenue decreased $35.2 million or 100.0% compared to the same period in 2009.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2010 increased $96.5 million or 16.0% compared to the same period in 2009. The increase was driven primarily by an $84.4 million increase in monomer and other production costs and a $77.7 million increase related to the increase in sales volume. These increases were partially offset by a $35.2 million decrease in by-product costs, a $9.6 million decrease in plant turnaround costs, and a $5.0 million decrease from changes in foreign currency exchange rates. Furthermore, we also realized a $15.8 million decrease in costs associated with the 2009 shutdown of our Pernis site, which includes ongoing operating cost reductions of $8.7 million, lower restructuring costs of $6.0 million and a $1.1 million non-cash charge to write-down our inventory of spare-parts recognized in the third quarter 2009.

Cost of goods sold was 74.4% of operating revenues for the nine months ended September 30, 2010 compared to 84.0% for the same period in 2009. The spread between first-in, first-out basis and estimated current replacement cost basis resulted in a decrease in cost of goods sold of approximately $20.2 million for the nine months ended September 30, 2010 compared to an increase in cost of goods sold of approximately $30.9 million for the same period in 2009.

Gross Profit

Gross profit for the nine months ended September 30, 2010 increased $126.5 million or more than 100% compared to the same period in 2009. Gross profit was 25.6% of operating revenues for the nine months ended September 30, 2010 compared to 16.0% for the same period in 2009. The spread between first-in, first-out basis and estimated current replacement cost basis resulted in an increase in gross profit of approximately $20.2 million for the nine months ended September 30, 2010 compared to a decrease in gross profit of approximately $30.9 million for the same period in 2009.

Operating Expenses

•

Research and Development. Research and development expense increased $2.6 million or 17.0% largely due to higher operating costs. Research and development expense was 1.9% of operating revenues for the nine months ended September 30, 2010 compared to 2.1% for the same period in 2009.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $12.1 million or 21.3% primarily due to an increase in employment related costs of $16.5 million which includes an increase in incentive compensation costs of $9.1 million and stock-based compensation costs of $1.1 million and an increase in restructuring and related costs of 1.4 million. These increases were partially offset by $3.2 million of savings from the implementation of our global ERP system, a $1.5 million decline in management fees and a $1.1 million decrease in consulting fees and other expenses. Selling, general and administrative expenses were 7.3% of operating revenues for the nine months ended September 30, 2010 compared to 7.9% for the same period in 2009.

•	Depreciation and Amortization. Depreciation and amortization expense decreased $5.5 million or 13.3% largely due to the exit from our Pernis facility in December 2009.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2010 decreased $6.3 million or 25.5% to $18.5 million compared to $24.8 million during the same period in 2009 primarily due to the decline in outstanding indebtedness. The average debt balances outstanding were $390.0 million at an average effective interest rate of 6.4% and $546.9 million at an average effective interest rate of 6.0% for the nine months ended September 30, 2010 and 2009, respectively.

Income tax expense (benefit)

Income tax expense was $14.2 million for the nine months ended September 30, 2010 compared to an income tax benefit of $0.5 million for the nine months ended September 30, 2009. The effective tax rate was 14.1% for the nine months ended September 30, 2010 compared to (66.1)% for the nine months ended September 30, 2009. Our effective tax rate for the nine months ended September 30, 2010 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

Net income

Net income was $86.4 million or $2.76 per diluted share for the nine months ended September 30, 2010, an increase of $85.2 million or $2.70 per diluted share compared to net income of $1.2 million or $0.06 per diluted share in the same period in 2009. In the nine months ended September 30, 2009, we realized a gain on the extinguishment of debt that amounted to $1.22 per diluted share.

EBITDA and Adjusted EBITDA

We consider EBITDA and Adjusted EBITDA as important supplemental measures of our performance and believe they are frequently used by investors and other interested parties in the evaluation of companies in our industry. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Other Data
EBITDA(1)(3)	$52,018	$44,741	$155,104	$67,099
Adjusted EBITDA(2)(3)	54,947	53,126	160,594	56,314

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it is used by management to evaluate operating performance. We consider EBITDA an important supplemental measure of our performance and believe it is frequently used by investors and other interested parties in the evaluation of companies in our industry.

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

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these and other limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental measures. See the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

(2)

We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe additional adjustments provide helpful information to investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the following footnote. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(3)	We reconcile Net Income to EBITDA and Adjusted EBITDA as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income	$28,036	$21,865	$86,426	$1,219
Plus
Interest expense, net	6,127	8,044	18,463	24,783
Income tax expense (benefit)	4,828	(1,645)	14,173	(485)
Depreciation and amortization expenses	13,027	16,477	36,042	41,582

EBITDA(a)	$52,018	$44,741	$155,104	$67,099

Management fees and expenses	—	500	—	1,500
Restructuring and related charges(b)	1,864	6,427	2,654	7,533
Other non-cash expenses(c)	1,065	1,458	2,836	4,013
Gain on extinguishment of debt(d)	—	—	—	(23,831)

Adjusted EBITDA(a)	$54,947	$53,126	$160,594	$56,314

(a)	EBITDA and Adjusted EBITDA are impacted by the spread between the first-in, first-out (FIFO) basis of accounting and the estimated current replacement cost basis. The spread between the first-in, first-out (FIFO) basis and estimated current replacement cost basis resulted in a negative impact to EBITDA and Adjusted EBITDA of approximately $1.7 million for the three months ended September 30, 2010 compared to a positive impact of approximately $12.8 million for the three months ended September 30, 2009. Furthermore, the spread between the first-in, first-out (FIFO) basis and estimated current replacement cost basis resulted in a positive impact of approximately $20.2 million for the nine months ended September 30, 2010 compared to a negative impact of approximately $30.9 million for the nine months ended September 30, 2009.
(b)	2010 costs consist primarily of consulting fees, severance expenses, and other charges associated with the restructuring of our European organization as well as expenses associated with our secondary public offering. 2009 costs consist primarily of costs associated with the exit of the Pernis facility and costs associated with evaluating merger and acquisition transactions and potential debt refinancing.
(c)	For all periods, consists primarily of non-cash compensation. In 2009, also reflects the non-cash inventory impairment to lower inventory from first-in first-out cost to market value and losses on the sale of fixed assets.
(d)	In 2009, reflects the non-recurring cash gain related to the bond repurchase.

Restructuring and related charges discussed above were recorded in the Condensed Consolidated Statements of Operations, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cost of goods sold	$—	$6,107	$—	$6,307
Selling, general and administrative	1,864	320	2,654	1,226

Total restructuring and related charges	$1,864	$6,427	$2,654	$7,533

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At September 30, 2010, we had $78.3 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of September 30, 2010, we had available to us, upon compliance with customary conditions, $80.0 million under the revolving portion of the senior secured credit facility. As of the date hereof, we have no drawings on the revolving portion. While we have met the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements.

Under the terms of the senior secured credit facility, as amended May 12, 2006, we are subject to certain financial covenants, including maintenance of a minimum interest rate coverage ratio and a maximum leverage ratio. We are required to maintain a fiscal quarter end interest coverage ratio of 3.00:1.00 and we are required to maintain a fiscal quarter end leverage ratio not to exceed 4.00:1.00. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. As of September 30, 2010, we were in compliance with the applicable financial ratios in the senior secured credit facility and the other covenants contained in the senior secured credit facility and the indentures governing the senior subordinated 8.125% notes and the senior discount 12% notes. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time, we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

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

We expect to make contributions of $3.3 million to our employee benefit plans in 2010 versus $6.2 million in 2009. If the market value of these assets does not improve during 2010, higher levels of contributions could be required in 2011 and beyond.

Turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for further discussion.

Operating Cash Flows

Net cash provided by operating activities totaled $20.7 million for the nine months ended September 30, 2010 compared to $41.1 million net cash provided by operating activities during the same period in 2009. This represents a decline of $20.4 million or 49.6% largely due to higher levels of working capital partially offset by higher net earnings. Net income for the nine months ended September 30, 2010 was $85.2 million higher than the same period in 2009. After adjusting net income for certain items including depreciation and amortization, the gain on extinguishment of debt and deferred taxes that are necessary to reconcile net income to cash provided by operating activities, we generated $119.3 million more cash in 2010 compared to 2009. However, this increase was more than offset by higher levels of working capital which consumed $112.9 million of cash in the nine months ended September 30, 2010 compared to providing $26.8 million of cash for the same period in 2009. This $139.7 million decrease in cash flows period over period was primarily driven by a $149.9 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and inventory volume. Furthermore, accounts receivable increased $6.3 million due to the increase in sales volume for the first nine months of 2010 versus the first nine months of 2009. These decreases in operating cash flows period over period were partially offset by an $11.0 million increase in due to related party as a result of the timing of payments for purchases made from our unconsolidated joint venture and a $9.2 million decrease in other assets.

Cash and cash equivalents increased from $69.3 million at December 31, 2009 to $78.3 million at September 30, 2010. Including amounts undrawn on our revolving loans, which amounted to $80.0 million at September 30, 2010 and December 31, 2009, liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $158.3 million at September 30, 2010 and $149.3 million at December 31, 2009.

Investing Cash Flows

Net cash used in investing activities totaled $32.3 million for the nine months ended September 30, 2010 and 2009.

Expected Capital Expenditures. We expect 2010 capital expenditures will be approximately $55.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $12.0 million to $16.0 million. Included in our 2010 capital expenditure estimate is approximately $9.0 million for the second phase of the Belpre systems and control upgrades, approximately $13.0 million to replace IR production from our Pernis facility, approximately $5.0 for the IRL expansion and approximately $5.0 million for building upgrades at our Belpre facility.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of September 30, 2010 was approximately 52.0% equity and 48.0% debt compared to approximately 28.0% equity and 72.0% debt as of September 30, 2009.

Net cash provided by financing activities totaled $16.3 million for the nine months ended September 30, 2010 compared to $63.2 million net cash used in financing activities during the same period in 2009. The $79.5 increase was driven primarily by $10.7 million in net proceeds from the exercise, in January 2010, of the underwriters’ over-allotment option granted in connection with our initial public offering. Furthermore, in 2009, $11.2 million of cash was used to purchase and extinguish $30.7 million face value of our senior subordinated notes and a $50.0 million cash repayment was made on the revolving portion of the senior secured credit facility in June 2009.

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

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of September 30, 2010.

OTHER ISSUES

New Accounting Pronouncements

The following new accounting pronouncement has been issued, but has not yet been adopted as of September 30, 2010:

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

Interest Rate Risk. We have $220.0 million of variable rate debt outstanding under the term facility as of September 30, 2010. The loans made under the term facility bear interest at a rate equal to the adjusted Eurodollar rate plus 2.00% per annum or, at Kraton’s option, the base rate plus 1.00% per annum. The loans made under the portion of the revolving commitments extended pursuant to the November 2009 Amendment bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 3.00% and 3.50% per annum (depending on Kraton’s consolidated leverage ratio) or at Kraton’s option, the base rate plus a margin of between 2.00% and 2.50% per annum (also depending on Kraton’s consolidated leverage ratio). The terms of the $0.2 million portion of the revolving commitments that was not extended pursuant to November 2009 Amendment were not changed. Loans made under this portion of the revolving commitments bear interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 2.00% and 2.50% per annum (depending on Kraton’s leverage ratio), or at Kraton’s option, the base rate plus a margin of between 1.00% and 1.50% per annum (also depending on Kraton’s leverage ratio). The variable rate debt under the term facility is fully hedged with interest rate swap contracts in place through January 3, 2012.

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement was effective on January 4, 2010 and expires on January 3, 2011 and has a fixed rate of 1.53%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate is 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We have elected to re-designate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $0.5 million and $0.0 million in interest expense related to the ineffective portion and a gain of $1.1 million and a loss of $0.9 million in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010 and 2009, respectively.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. This agreement will be effective on January 3, 2011 and expires on January 3, 2012 and has a fixed rate of 0.87%, therefore, including the 2.00% margin on the term loan agreement, our hedged fixed rate will be 2.87%. We recorded an unrealized loss of $1.0 million in accumulated other comprehensive income related to the effective portion of this hedge for the nine months ended September 30, 2010.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. For the nine months ended September 30, 2010, approximately 44.0% of total operating revenues were generated from customers located in the Americas, 36.0% in Europe and 20.0% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real.

We take steps to minimize risks from foreign currency exchange rate fluctuations through normal operating and financing activities and, when deemed appropriate, through the use of derivative instruments. We do not enter into any speculative positions with regard to derivative instruments. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real against the U.S. dollar associated with the funding of the debottleneck and expansion of our IRL capacity at our Paulina, Brazil, plant, for the notional amounts of R$2.7 million, R$7.1 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.8 million gain in accumulated other comprehensive income related to the effective portion of the hedge for the nine months ended September 30, 2010. At September 30, 2010, the favorable/(unfavorable) fair value of the non-deliverable forward contracts was $0.5 million. The following table summarizes the approximate impact that a change in exchange rates would have on the fair values of our non-deliverable forward contracts.

	Change	Approximate Impact of Foreign Exchange Forward Contracts
	(in thousands)
Real/USD exchange rate	+10%	$(413)
Real/USD exchange rate	-10%	$505

The impacts from foreign currency exchange rate fluctuations historically have not had a material impact on our financial position or results of operations. For the nine months ended September 30, 2010 and 2009, the estimated pre-tax loss from currency fluctuations, including the cost of hedging strategies, amounted to $4.3 million and $4.7 million, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials and energy.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention of overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that they are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number
*31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

*31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

*32.1	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC. KRATON POLYMERS LLC

Date: November 3, 2010	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: November 3, 2010	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer