Form 10-Q
period 2011-03-31
Kraton Performance Polymers, Inc.
filed 2011-05-05
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34581

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 30, 2011: 31,892,284.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in our latest Annual Report on Form 10-K, including but not limited to “Part 1, Item 1A. Risk Factors” and “Part 1, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end-use markets, by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	infringement of our products on the intellectual property rights of others;

•	seasonality in our Paving and Roofing business;

•	financial and operating constraints related to our substantial level of indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage or personal injuries associated with chemical manufacturing;

•	political and economic risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our customers, which could affect the demand for our products or result in increased compliance costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	future sales of our shares could adversely affect the market price of our common stock; and

•	Delaware law and some provisions of our organizational documents make a takeover of our company more difficult.

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

Presentation of Financial Statements

The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations and cash flows of Kraton, and its subsidiaries. Kraton is a holding company whose only material asset is its investment in Kraton Polymers LLC, which is its wholly-owned subsidiary. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$36,031	$92,750
Receivables, net of allowances of $1,147 and $947	177,760	136,132
Inventories of products, net	364,257	325,120
Inventories of materials and supplies, net	9,829	9,631
Other current assets	46,699	38,749

Total current assets	634,576	602,382

Property, plant and equipment, less accumulated depreciation of $270,908 and $252,387	381,209	365,366
Identifiable intangible assets, less accumulated amortization of $52,268 and $50,123	68,449	70,461
Investment in unconsolidated joint venture	13,204	13,589
Deferred financing costs	12,838	3,172
Other long-term assets	26,885	25,753

Total Assets	$1,137,161	$1,080,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$9,375	$2,304
Accounts payable-trade	84,054	86,699
Other payables and accruals	43,970	60,782
Deferred income taxes	595	595
Insurance note payable	4,260	—
Due to related party	17,379	19,264

Total current liabilities	159,633	169,644
Long-term debt, net of current portion	390,625	380,371
Deferred income taxes	14,823	14,089
Long-term liabilities	72,987	64,242

Total liabilities	638,068	628,346

Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 31,881 shares issued and outstanding at March 31, 2011; 31,390 shares issued and outstanding at December 31, 2010	319	314
Additional paid in capital	340,913	334,457
Retained earnings	118,588	96,711
Accumulated other comprehensive income	39,273	20,895

Total stockholders’ equity	499,093	452,377

Total Liabilities and Stockholders’ Equity	$1,137,161	$1,080,723

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
Sales Revenue	$344,828	$272,732
Cost of Goods Sold	257,977	203,605

Gross Profit	86,851	69,127

Operating Expenses
Research and development	6,602	5,984
Selling, general and administrative	27,171	22,062
Depreciation and amortization of identifiable intangibles	14,626	11,046

Total operating expenses	48,399	39,092

Loss on Extinguishment of Debt	2,985	—
Earnings of Unconsolidated Joint Venture	141	74
Interest Expense, Net	11,181	6,064

Income Before Income Taxes	24,427	24,045
Income Tax Expense	2,550	4,250

Net Income	$21,877	$19,795

Earnings per common share (note 7)
Basic	$0.69	$0.64
Diluted	$0.68	$0.64
Weighted average common shares outstanding
Basic	31,609	30,539
Diluted	32,197	30,728

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,877	$19,795
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of identifiable intangibles	14,626	11,046
Amortization of deferred financing costs	4,762	518
Loss on disposal of fixed assets	5	3
Loss on extinguishment of debt	2,985	—
Change in fair value of interest rate swaps	—	(450)
Distributed earnings in unconsolidated joint venture	374	328
Deferred income tax expense	735	909
Share-based compensation	1,294	1,332
Increase in
Accounts receivable	(36,792)	(38,811)
Inventories of products, materials and supplies	(31,359)	(26,949)
Other assets	(12,626)	(18,139)
Decrease in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(8,150)	(20,160)
Due to related party	(1,868)	(2,258)

Net cash used in operating activities	(44,137)	(72,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,518)	(6,466)
Purchase of software	(132)	(1,188)

Net cash used in investing activities	(16,650)	(7,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	400,000	25,000
Repayments of debt	(385,660)	(25,576)
Proceeds from issuance of common stock	—	11,197
Costs associated with the issuance of common stock	—	(484)
Proceeds from the exercise of stock options	5,896	—
Proceeds from insurance note payable	4,734	3,201
Repayments of insurance note payable	(474)	—
Debt issuance costs	(14,948)	—

Net cash provided by financing activities	9,548	13,338

Effect of exchange rate differences on cash	(5,480)	9,911

Net decrease in cash and cash equivalents	(56,719)	(57,241)
Cash and cash equivalents, beginning of period	92,750	69,291

Cash and cash equivalents, end of period	$36,031	$12,050

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$3,703	$894
Cash paid during the period for interest	$10,647	$9,989

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of engineered polymers and one of the world’s leading producers of styrenic block copolymers (“SBCs”). We market our products under the widely recognized KRATON® brand. SBCs are highly-engineered synthetic elastomers that we invented and commercialized almost 50 years ago, which enhance the performance of numerous end use products, imparting greater flexibility, resilience, strength, durability and processability. Our SBC products are found in many everyday applications, including disposable baby diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber latex (“IRL”), a highly-engineered, synthetic substitute for natural rubber latex. Our IRL products, which are used in applications such as surgical gloves, have not been found to contain the proteins present in natural latex and are, therefore, not known to cause allergies. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture our polymers at five manufacturing facilities globally, including our flagship plant in Belpre, Ohio, which we believe is the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil, and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements we present in this report are for Kraton Performance Polymers, Inc. and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation, and Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein. The accompanying unaudited condensed consolidated financial statements we present in this report have been prepared in accordance with those policies.

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

Income Tax in Interim Periods. Our business operations are global in nature, and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which no benefit can be realized. In addition, the effects of unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate may be significantly affected by nondeductible expenses and by our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period when such estimates are revised. Additionally, we have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. We record non-cash compensation expense for the restricted stock awards, restricted stock units and option awards over the vesting period using the straight-line method. See Note 7 Earnings per Common Share for further discussion.

Polymer Holdings 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Polymer Holdings LLC Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (“ISOs”, non-qualified stock options (“NSOs” and together with the ISOs, “Options”), stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board of directors determines from time to time.

Under this plan, there was a total of 3,320,959 and 3,599,484 shares of common stock available for issuance at March 31, 2011 and December 31, 2010, respectively. In the first quarter of 2011, we awarded 67,569 shares of restricted stock, which are subject to a three-year cliff vesting. In addition, in the first quarter of 2011, we awarded 17,298 shares of common stock to members of the board of directors and awarded 292,908 options to our employees. These options have a ten year term and vest in equal installments over three to five years.

Stock Option Activity

Information pertaining to option activity for the three months ended March 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	1,559	$14.31
Granted	293	36.64
Exercised	(392)	13.56
Forfeited	(104)	14.18

Outstanding at March 31, 2011	1,356	$19.36

Exercisable at March 31, 2011	350	$13.68

4. Restructuring and Restructuring-related Costs

European Office Consolidation. In the third quarter of 2010, we consolidated our transactional functions as well as much of our European management to a new European central office in Amsterdam, the Netherlands, which, we believe will result in greater operating efficiency and improved service to our global customers while ultimately lowering our operating costs. We completed this consolidation during the first quarter of 2011 at an aggregate cost of $5.4 million.

For the three months ended March 31, 2011, we incurred $0.9 million of restructuring charges, primarily comprised of severance and consulting expenses in connection with our European office consolidation, which are recorded in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations. The following is a summary of the activity associated with our European office consolidation:

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$—
Restructuring costs	4,588
Payments	(3,199)

Accrued European office consolidation restructuring at December 31, 2010	$1,389
Restructuring costs	851
Payments	(1,628)

Accrued European office consolidation restructuring at March 31, 2011	$612

Pernis Restructuring. We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, in 2009 we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. We recorded the ARO in Depreciation and Amortization of Identifiable Intangibles and the restructuring costs and write-down of inventory in Cost of Goods Sold in our Condensed Consolidated Statements of Operations.

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Inventories of products, net:
Finished products	$281,951	$252,056
Work in progress	4,893	4,319
Raw materials	77,413	68,745

	$364,257	$325,120

Other payables and accruals:
Employee related	$13,604	$17,807
Interest	2,969	6,548
Property and other taxes	848	1,088
Customer rebates	3,893	4,660
Income taxes payable	2,681	7,258
Derivative liabilities	—	1,435
Restructuring	612	1,389
Other	19,363	20,597

	$43,970	$60,782

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net income	$21,877	$19,795
Other comprehensive income
Foreign currency translation adjustments, net of tax	17,305	(2,562)
Reclassification of gain on interest rate swaps into earnings	—	(450)
Change in fair value of interest rate swaps	1,073	(141)

Total comprehensive income	$40,255	$16,642

Accumulated other comprehensive income consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$67,706	$50,401
Net unrealized loss on interest rate swaps	—	(1,073)
Net unrealized gain on net investment hedge	899	899
Increase in pension liability	(29,332)	(29,332)

Total accumulated other comprehensive income	$39,273	$20,895

7. Earnings per Common Share

Basic Earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of common shares used in the diluted EPS calculation is determined using the treasury stock method.

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

The following table summarizes the effect of the share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
Net income as reported	$21,877			$19,795
Less: income allocated to unvested restricted shares	(77)			(87)

Net income available to common stockholders	$21,800	31,609	$0.69	$19,708	30,539	$0.64

Diluted:
Effect of dilutive securities:
Add: income allocated to unvested restricted shares	77			87
Restricted shares—non participating		35			35
Stock options added to the denominator under the treasury stock method		553			154
Less: income reallocated to unvested restricted shares	(76)			(87)

Net income available to common stockholders and assumed conversions	$21,801	32,197	$0.68	$19,708	30,728	$0.64

Restricted common shares outstanding totaled 88,810 and 140,614 at March 31, 2011 and 2010, respectively, and are subject to time vesting and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Restricted share units in the amount of 35,098 and 35,098 and stock options in the amount of 1,355,895 and 2,055,019 were outstanding at March 31, 2011 and 2010, respectively.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The number of stock options excluded from the computation was 262,908 and 0 for the three months ended March 31, 2011 and 2010, respectively.

8. Long-Term Debt

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 through an institutional private placement and entering into a new $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. The new credit agreement provides for senior secured financing consisting of:

•	a $200.0 million senior secured revolving credit facility;

•	a $150.0 million senior secured term loan facility; and

•	an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments.

In connection with this refinancing we repaid in full all outstanding borrowings under our previously existing term and revolving loans. In addition, we purchased $151.0 million principal amount of our outstanding 8.125% Senior Notes through a tender offer and redeemed the remaining $12.0 million principal amount of such notes. We also redeemed the remaining $0.3 million principal amount of our outstanding 12% Discount Notes. In these notes to the condensed consolidated financial statements, the loans made under the revolving credit facility are referred to as the Revolving Loans, and the loans made under the term loan facility are referred to as the Term Loans.

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Term Loans	$150,000	$219,425
6.75% unsecured notes	250,000	—
12.0% discount notes	—	250
8.125% notes	—	170,000
8.125% notes held in treasury	—	(7,000)

Total debt	400,000	382,675
Less current portion of long-term debt	9,375	2,304

Total long-term debt	$390,625	$380,371

Senior Secured Credit Agreement. Kraton Polymers LLC is the borrower under our senior secured credit agreement dated as of February 11, 2011, (the “Credit Agreement”), which is unconditionally guaranteed by Kraton Performance Polymers, Inc. and the wholly-owned domestic subsidiaries of Kraton Polymers LLC, and is required to be guaranteed by all future direct and indirect material domestic subsidiaries. Borrowings under the Revolving Loans bear an interest rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and, (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% through December 31, 2011 and thereafter 1.75% to 2.25% depending on a consolidated net leverage ratio, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% through December 31, 2011 and thereafter 2.75% to 3.25% depending on a consolidated net leverage ratio.

Borrowings under the Term Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A. in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates on the Term Loans for the three months ended March 31, 2011 and 2010 were 5.6% and 3.3%, respectively.

In addition to paying interest on outstanding principal under the Revolving Loans and Term Loans, we are required to pay a commitment fee ranging from 0.50% to 0.75%, depending on our consolidated net leverage ratio, related to the unutilized commitments under the Revolving Loans, as well as pay customary letter of credit fees and agency fees.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $250.0 million aggregate principal amount of 6.75% Senior Notes, which mature on March 1, 2019, pursuant to an indenture, dated as of February 11, 2011. The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We will pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1, commencing on September 1, 2011.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2011, are as follows:

Principal Payments
(in thousands)
December 31:
2011	$7,500
2012	$7,500
2013	$11,250
2014	$15,000
2015	$108,750
Thereafter	$250,000

Total debt	$400,000

As of March 31, 2011, we were in compliance with the applicable financial ratios and the other covenants for the senior secured credit facility and the indenture governing the 6.75% senior subordinated notes.

See Note 10 Financial Instruments and Credit Risk to the condensed consolidated financial statements accompanying this report for fair value information related to our long-term debt.

9. Deferred Financing Costs

We capitalize the financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net deferred financing costs of $15.4 million and $5.2 million (of which, $2.6 million and $2.1 million were included in other current assets) as of March 31, 2011 and December 31, 2010, respectively. In connection with the refinancing of our indebtedness in the first quarter of 2011, we wrote-off approximately $4.2 million of deferred financing costs associated with our previously existing indebtedness and capitalized $14.9 million of deferred financing costs related to the new debt. The quarter ended March 31, 2011 consisted of the following activity:

Deferred Financing Costs
(in thousands)
Deferred financing costs balance at December 31, 2010	$5,238
Write-off related to previously existing indebtedness	(4,199)
Addition related to new indebtedness	14,948
Amortization expense	(563)

Deferred financing costs balance at March 31, 2011	$15,424

10. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.

In February 2008, we entered into a $325.0 million notional amount interest rate swap agreement. The agreement had a fixed rate of 2.77%, therefore, including the 2.00% margin on our previously existing Term Loans, our hedged fixed rate was 4.77% through April 1, 2010. We settled the swap in June 2008 in advance of the scheduled maturity, resulting in a gain on the sale of $4.6 million. The gain was deferred in accumulated other comprehensive income and was being reclassified as a reduction in interest expense through March 31, 2010 using the effective interest method. We reclassified $0.5 million into interest expense for the three months ended March 31, 2010.

In May 2009, we entered into a $310.0 million notional amount interest rate swap agreement. This agreement, which was effective on January 4, 2010 and expired on January 3, 2011, had a fixed rate of 1.53%; therefore, including the 2.00% margin on our previously existing Term Loans, our hedged fixed rate was 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans, reducing the principal amount outstanding from approximately $323.0 million to approximately $223.0 million. As a result, we were required to discontinue prospectively hedge accounting because the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging,” in that specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. We elected to re-designate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. We recorded a gain of $ 0.1 million in accumulated other comprehensive income related to the effective portion and no gain in interest expense related to the ineffective portion of the hedge for the three months ended March 31, 2010.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement. This agreement was effective on January 3, 2011 and was set to expire on January 3, 2012. However, on February 10, 2011, in connection with the refinancing of our existing indebtedness, we terminated and settled the interest rate swap agreement, and as a result, recognized $1.0 million of interest expense.

Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S. dollar associated with the funding of the debottleneck and expansion of our isoprene rubber latex capacity at our Paulina, Brazil, facility, for the notional amounts of R$2.7 million, R$7.1 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualified for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” A gain of $0.9 million is included in accumulated other comprehensive income related to the effective portion of the hedges as of March 31, 2011.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$150,000	$150,000	$219,425	$219,425
6.75% unsecured notes	250,000	255,470	—	—
12.00% discount notes	—	—	250	324
8.125% notes	—	—	163,000	164,630
8.125% notes held as treasury bonds	—	—	7,000	7,070

The Term Loans and Revolving Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

We had no outstanding financial assets or liabilities as of March 31, 2011. The financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$362	$—	$362	$—
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$1,073	$—	$1,073	$—

Total—2010	Other payables and accruals	$1,435	$—	$1,435	$—

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

11. Income Taxes

Income tax expense was $2.6 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate was 10.4% and 17.7% for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate for the three months ended March 31, 2011 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized.

As of March 31, 2011, we had unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. We had no substantial change in uncertain tax positions and have recorded $4.2 million of unrecognized tax benefits, including interest and penalties, as a long-term liability.

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

Asset Retirement Obligations. We account for asset retirement obligations pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” The U.S. Environmental Protection Agency issued new standards for controlling hazardous air emissions from industrial boilers. These standards are required under Sections 112 and 129 of the Clean Air Act. This new regulation applies to the coal-burning boilers at our Belpre, Ohio, facility. The ruling was published in the Federal Register on March 21, 2011 and officially becomes law 60 days later on May 20, 2011, if it is not otherwise changed or delayed. As a result, our facilities would be required to be in full compliance by May 20, 2014. Therefore, we have recorded an asset retirement obligation of $5.0 million in the quarter ending March 31, 2011 related to replacing these coal-burning boilers.

The following table shows changes in the aggregate carrying amount of our asset retirement obligations:

ARO Liability Balance
(in thousands)
Asset Retirement Obligations Liability:
Balance at December 31, 2009	$4,171
Additional accruals	3,024
Accretion expense	57
Obligations settled	(2,583)
Revisions in estimated cash flows	(1,291)

Balance at December 31, 2010	$3,378

Additional accruals	5,004
Accretion expense	55
Obligations settled	—
Revisions in estimated cash flows	(74)

Balance at March 31, 2011	$8,363

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

13. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Defined Benefit
Components of net periodic benefit cost:
Service cost	$698	$623
Interest cost	1,295	1,216
Expected return on plan assets	(1,313)	(1,213)
Amortization of prior service cost	240	4

Net periodic benefit cost	$920	$630

	Three months ended March 31,
	2011	2010
	(in thousands)
Other Post-retirement Benefits
Components of net periodic benefit cost:
Service cost	$110	$98
Interest cost	307	280
Amortization of prior service cost	99	39

Net periodic benefit cost	$516	$417

Contributions. We made contributions of $0.8 million to our pension plan in the quarter ended March 31, 2011 and expect to contribute $7.4 million in total in 2011.

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

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total sales revenue and long-lived assets by geographic region were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Total Sales Revenue:
United States	$116,308	$109,845
Germany	49,125	30,606
Japan	19,220	15,918
China	15,829	12,180
Italy	15,118	10,826
Belgium	12,147	2,007
Brazil	11,586	11,263
France	10,553	7,494
Thailand	9,145	7,445
United Kingdom	8,803	6,210
The Netherlands	7,876	7,723
Canada	6,327	4,954
Taiwan	5,813	5,748
Austria	5,086	2,271
Turkey	4,706	4,173
Sweden	4,655	3,088
South Korea	4,419	3,433
Russian Federation	4,198	146
Malaysia	3,307	2,042
Argentina	3,197	2,603
Australia	2,930	3,230
Mexico	2,641	2,256
India	2,372	1,341
Denmark	2,169	1,703
Czech Republic	1,898	1,199
Switzerland	1,436	1,448
Hong Kong	1,206	1,038
Portugal	1,108	763
All other countries	11,650	9,779

	$344,828	$272,732

	March 31, 2011	December 31, 2010
	(in thousands)
Long-Lived Assets, at cost
United States	$350,438	$334,081
France	142,505	136,449
Brazil	85,160	78,260
Germany	50,626	47,059
The Netherlands	13,658	12,539
China	3,296	3,190
Japan	1,553	1,582
All other countries	4,881	4,593

	$652,117	$617,753

15. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) in Kashima, Japan under the name of Kraton JSR Elastomers K.K. (“KJE”). We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Purchases from related party	$10,233	$9,654

16. Supplemental Guarantor Information

Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Performance Polymers, Inc. and Elastomers Holdings LLC, a U.S. holding company, collectively, the Guarantors, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 6.75% Senior Notes. Our remaining subsidiaries are not guarantors of the 6.75% Senior Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$6,266	$29,765	$—	$36,031
Receivables, net of allowance	—	—	72,000	105,760	—	177,760
Inventories of products, net	—	—	199,362	164,895	—	364,257
Inventories of materials and supplies, net	—	—	7,260	2,569	—	9,829
Other current assets	—	6,841	2,301	37,557	—	46,699

Total current assets	—	6,841	287,189	340,546	—	634,576

Property, plant and equipment, less accumulated depreciation	—	73,197	196,620	111,392	—	381,209
Identifiable intangible assets, less accumulated amortization	—	52,821	15,628	—	—	68,449
Investment in consolidated subsidiaries	459,820	1,109,230	—	—	(1,569,050)	—
Investment in unconsolidated joint venture	—	813	—	12,391	—	13,204
Deferred financing costs	—	12,838	—	—	—	12,838
Deferred income taxes	—	—	—	1,596	(1,596)	—
Other long-term assets	—	1,054	517,103	88,235	(579,507)	26,885

Total Assets	$459,820	$1,256,794	$1,016,540	$554,160	$(2,150,153)	$1,137,161

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$9,375	$—	$—	$—	$9,375
Accounts payable-trade	—	—	40,778	43,276	—	84,054
Other payables and accruals	—	3,279	19,965	20,726	—	43,970
Deferred income taxes—current	—	—	—	595	—	595
Insurance note payable	—	4,260	—	—	—	4,260
Due to related party	—	—	—	17,379	—	17,379
Total current liabilities	—	16,914	60,743	81,976	—	159,633
Long-term debt, net of current portion	—	390,625	—	—	—	390,625
Deferred income taxes	—	16,419	—	—	(1,596)	14,823
Long-term liabilities	—	371,221	81,715	199,558	(579,507)	72,987

Total liabilities	—	795,179	142,458	281,534	(581,103)	638,068

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 31,881 shares issued and outstanding	319	—	—	—	—	319
Additional paid in capital	340,913	—	—	—	—	340,913
Member’s equity	—	459,820	895,638	213,592	(1,569,050)	—
Retained Earnings	118,588	—	—	—	—	118,588
Accumulated other comprehensive income	—	1,795	(21,556)	59,034	—	39,273

Total stockholders’ and member’s equity	459,820	461,615	874,082	272,626	(1,569,050)	499,093

Total Liabilities and Stockholders’ and Member’s Equity	$459,820	$1,256,794	$1,016,540	$554,160	$(2,150,153)	$1,137,161

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$31,421	$61,329	$—	$92,750
Receivables, net of allowance	731	161	48,623	86,617	—	136,132
Inventories of products, net	—	—	171,989	153,131	—	325,120
Inventories of materials and supplies, net	—	—	6,988	2,643	—	9,631
Other current assets	—	2,933	728	35,088	—	38,749

Total current assets	731	3,094	259,749	338,808	—	602,382

Property, plant and equipment, less accumulated depreciation	—	75,632	186,611	103,123	—	365,366
Identifiable intangible assets, less accumulated amortization	—	54,528	15,933	—	—	70,461
Investment in consolidated subsidiaries	431,001	1,064,238	—	—	(1,495,239)	—
Investment in unconsolidated joint venture	—	813	—	12,776	—	13,589
Deferred financing costs	—	3,172	—	—	—	3,172
Deferred income taxes	—	—	—	2,376	(2,376)	—
Other long-term assets	—	439	514,860	196,866	(686,412)	25,753

Total Assets	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$—	$2,304	$—	$—	$—	$2,304
Accounts payable-trade	—	—	51,653	35,046	—	86,699
Other payables and accruals	—	7,967	27,864	24,951	—	60,782
Deferred income taxes	—	—	—	595	—	595
Due to related party	—	—	—	19,264	—	19,264

Total current liabilities	—	10,271	79,517	79,856	—	169,644

Long-term debt, net of current portion	250	380,121	—	—	—	380,371
Deferred income taxes	—	16,465	—	—	(2,376)	14,089
Long-term liabilities	—	363,333	69,784	317,537	(686,412)	64,242

Total liabilities	250	770,190	149,301	397,393	(688,788)	628,346

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 31,390 shares issued and outstanding	314	—	—	—	—	314
Additional paid in capital	334,457	—	—	—	—	334,457
Member’s equity	—	431,001	855,209	209,029	(1,495,239)	—
Retained Earnings	96,711	—	—	—	—	96,711
Accumulated other comprehensive income	—	725	(27,357)	47,527	—	20,895

Total stockholders’ and member’s equity	431,482	431,726	827,852	256,556	(1,495,239)	452,377

Total Liabilities and Stockholders’ and Member’s Equity	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$—	$—	$174,156	$206,077	$(35,405)	$344,828
Cost of Goods Sold	—	(120)	121,959	171,543	(35,405)	257,977

Gross Profit	—	120	52,197	34,534	—	86,851

Operating Expenses
Research and development expenses	—	—	4,138	2,464	—	6,602
Selling, general and administrative expenses	—	174	18,505	8,492	—	27,171
Depreciation and amortization of identifiable intangibles	—	4,153	7,280	3,193	—	14,626

Total operating expenses	—	4,327	29,923	14,149	—	48,399

Loss on Extinguishment of Debt	—	2,985	—	—	—	2,985
Earnings in Consolidated Subsidiaries	21,877	43,306	—	—	(65,183)	—
Earnings of Unconsolidated Joint Venture	—	—	—	141	—	141
Interest Expense (Income), Net	—	14,153	(3,795)	823	—	11,181

Income Before Income Taxes	21,877	21,961	26,069	19,703	(65,183)	24,427
Income Tax Expense	—	84	—	2,466	—	2,550

Net Income	$21,877	$21,877	$26,069	$17,237	$(65,183)	$21,877

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$—	$—	$164,498	$142,684	$(34,450)	$272,732
Cost of Goods Sold	—	—	120,062	117,993	(34,450)	203,605

Gross Profit	—	—	44,436	24,691	—	69,127

Operating Expenses
Research and development expenses	—	—	3,554	2,430	—	5,984
Selling, general and administrative expenses	—	(95)	16,527	5,630	—	22,062
Depreciation and amortization of identifiable intangibles	—	3,909	5,825	1,312	—	11,046

Total operating expenses	—	3,814	25,906	9,372	—	39,092

Earnings in Consolidated Subsidiaries	19,795	31,823	—	—	(51,618)	—
Earnings of Unconsolidated Joint Venture	—	—	—	74	—	74
Interest Expense (Income), Net	—	8,307	(2,783)	540	—	6,064

Income Before Income Taxes	19,795	19,702	21,313	14,853	(51,618)	24,045
Income Tax Expense (Benefit)	—	(93)	—	4,343	—	4,250

Net Income	$19,795	$19,795	$21,313	$10,510	$(51,618)	$19,795

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in operating activities	$—	$(14,296)	$(10,424)	$(19,417)	$—	$(44,137)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	4,748	—	—	(4,748)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(11,851)	(4,667)	—	(16,518)
Purchase of software	—	—	(132)	—	—	(132)
Net cash provided by (used in) investing activities	—	4,748	(11,983)	(4,667)	(4,748)	(16,650)
Cash flows provided by (used in) financing activities
Proceeds from debt	—	400,000	—	—	—	400,000
Repayments of debt	—	(385,660)	—	—	—	(385,660)
Cash contributions from member	—	5,896	—	—	(5,896)	—
Cash distributions to member	(5,896)	—	—	—	5,896	—
Proceeds from the exercise of stock options	5,896	—	—	—	—	5,896
Proceeds from insurance note payable	—	4,734	—	—	—	4,734
Repayments of insurance note payable	—	(474)	—	—	—	(474)
Debt issuance costs	—	(14,948)	—	—	—	(14,948)
Proceeds from (payments on) intercompany loans	—	—	(2,748)	(2,000)	4,748	—

Net cash provided by (used in) financing activities	—	9,548	(2,748)	(2,000)	4,748	9,548

Effect of exchange rate differences on cash	—	—	—	(5,480)	—	(5,480)

Net decrease in cash and cash equivalents	—	—	(25,155)	(31,564)	—	(56,719)
Cash and cash equivalents at beginning of period	—	—	31,421	61,329	—	92,750

Cash and cash equivalents at end of period	$—	$—	$6,266	$29,765	$—	$36,031

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended March 31, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in operating activities	$—	$(29,013)	$(20,336)	$(23,487)	$—	$(72,836)
Cash flows provided by (used in) investing activities
Proceeds from (payments on) intercompany loans	—	15,675	—	—	(15,675)	—
Purchase of plant and equipment, net of proceeds from sales of equipment	—	—	(4,892)	(1,574)	—	(6,466)
Purchase of software	—	—	(1,188)	—	—	(1,188)

Net cash provided by (used in) investing activities	—	15,675	(6,080)	(1,574)	(15,675)	(7,654)

Cash flows provided by (used in) financing activities
Proceeds from debt	—	25,000	—	—	—	25,000
Repayments of debt	—	(25,576)	—	—	—	(25,576)
Cash contributions from member	—	10,713	—	—	(10,713)	—
Cash distributions to member	(10,713)	—	—	—	10,713	—
Proceeds from issuance of common stock	11,197	—	—	—	—	11,197
Costs associated with the issuance of common stock	(484)	—	—	—	—	(484)
Proceeds from insurance note payable	—	3,201	—	—	—	3,201
Proceeds from (payments on) intercompany loans	—	—	(7,143)	(8,532)	15,675	—

Net cash provided by (used in) financing activities	—	13,338	(7,143)	(8,532)	15,675	13,338

Effect of exchange rate differences on cash	—	—	—	9,911	—	9,911

Net decrease in cash and cash equivalents	—	—	(33,559)	(23,682)	—	(57,241)
Cash and cash equivalents at beginning of period	—	—	36,567	32,724	—	69,291

Cash and cash equivalents at end of period	$—	$—	$3,008	$9,042	$—	$12,050

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

17. Subsequent Events

On April 6, 2011, entities affiliated with TPG Capital, L.P. (collectively, “TPG”) and J.P. Morgan Partners, LLC (collectively, “JPMP”) sold all of their common stock of Kraton Performance Polymers, Inc. in a public offering. Prior to the sale, TPG owned approximately 18.80% of our outstanding common stock, and JPMP owned approximately 12.53%.

On April 29, 2011, Kraton Polymers LLC and Kraton Polymers Capital Corporation initiated an offer to exchange any and all of our outstanding 6.75% Senior Notes due 2019 that were issued on February 11, 2011 (the “Old Notes”) for an equal amount of new 6.75% Senior Notes 2019 (the “New Notes,” and together with the Old Notes, the “Notes”). We will not receive any proceeds from the exchange offer. The terms of the New Notes issued in the exchange offer are substantially the same as the terms of the Old Notes, except that the offer of the New Notes is registered under the Securities Act of 1933, as amended, and the New Notes have no transfer restrictions, rights to additional interest or registration rights. The New Notes will not be listed on any securities exchange. A public market for the New Notes may not develop, which could make selling the New Notes difficult.

We have evaluated significant events and transactions that have occurred after the balance sheet date and have determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto, included in our Annual Report on Form 10-K, as of and for the year ended December 31, 2010. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading global producer of engineered polymers and one of the world’s leading producers of styrenic block copolymers (“SBCs”). We market our products under the widely recognized KRATON® brand. SBCs are highly-engineered synthetic elastomers that we invented and commercialized almost 50 years ago, which enhance the performance of numerous end use products, imparting greater flexibility, resilience, strength, durability and processability. Our SBC products are found in many everyday applications, including disposable baby diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber latex (“IRL”), a highly-engineered, synthetic substitute for natural rubber latex. Our IRL products, which are used in applications such as surgical gloves, have not been found to contain the proteins present in natural latex and are, therefore, not known to cause allergies. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications.

We offer our customers a broad portfolio of products that includes 252 core commercial grades of SBCs. We manufacture our products along five primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs;”)

•	hydrogenated SBCs (“HSBCs;”)

•	isoprene rubber (“IR;”)

•	isoprene rubber latex (“IRL;”) and

•	compounds.

We include IR and IRL in our USBC product line. USBCs and HSBCs represented approximately 65.6% and 34.4% of sales revenue for the three months ended March 31, 2011, respectively, and 62.1% and 37.9% for the three months ended March 31, 2010, respectively. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in paving and roofing, adhesives, sealants and coatings and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added applications, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

We believe that the diversity and depth of our product portfolio is unmatched in the industry, serving the widest set of applications within each of our four end use markets:

•	Advanced Materials, which represented 32.3% of sales revenue for the three months ended March 31, 2011;

•	Adhesives, Sealants and Coatings, which represented 31.9% of sales revenue for the three months ended March 31, 2011;

•	Paving and Roofing, which represented 27.3% of sales revenue for the three months ended March 31, 2011; and

•	Emerging Businesses, which includes our IRL activity, represented 5.8% of sales revenue for the three months ended March 31, 2011.

2011 First Quarter Financial Highlights

•	Sales revenue increased by 26.4% from the first quarter of 2010 due to increases in global product sales prices, primarily in response to higher raw material costs, and increased sales volumes.

•	Gross profit amounted to 25.2% of operating revenue in first quarter of 2011 compared to 25.3% in the first quarter of 2010.

•	Net income improved by $2.1 million to $21.9 million, or $0.68 per diluted share, compared to net income of $19.8 million, or $0.64 per diluted share, in the first quarter of 2010.

•	Adjusted EBITDA improved by $13.4 million to $56.0 million compared to the first quarter of 2010, reflecting a margin of 16.2% of revenues.

Results of Operations

Factors Affecting Our Results of Operations

Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacture of our products: styrene, butadiene, and isoprene. These monomers together represented approximately 53% and 52% of our total cost of goods sold for the three months ended March 31, 2011 and 2010, respectively, and 56% of our total cost of goods sold for the twelve months ended December 31, 2010. The cost of these monomers has generally correlated with changes in crude oil prices. Prices of these monomers have fluctuated significantly due to global supply and demand and global economic conditions. During 2010, styrene pricing was volatile with prices up in the first half of 2010, declining in the third quarter, then increasing in both the fourth quarter of 2010 and the first quarter of 2011. During 2010, butadiene pricing increased into the third quarter before declining in the fourth quarter and then rising again in the first quarter of 2011. Spot isoprene pricing increased through the first half of 2010 before declining in the second half due to improved supply/demand. Spot isoprene pricing stabilized during the fourth quarter of 2010 through the first quarter of 2011. Overall, monomer pricing in the first quarter of 2011 was higher than the fourth quarter of 2010.

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with these suppliers on a short-term basis and have increased the number of these contracts since 2008 to ensure the availability of our isoprene supply.

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

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in approximately 60 countries from five manufacturing facilities on four continents. For the three months ended March 31, 2011, approximately 41% of total sales revenue was generated from customers located in the Americas, approximately 39% in Europe and approximately 20% in the Asia Pacific region. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

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

The estimated impact from currency fluctuations, including the cost of hedging strategies, amounted to a pre-tax loss of $0.8 million in both the three months ended March 31, 2011 and 2010 respectively.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Pricing. We have implemented a series of global price increases in 2011, which have been generally broad-based across our end use markets in response to higher raw material costs and other factors.

Secondary Public Offering. On April 6, 2011, entities affiliated with TPG Capital, L.P. (collectively, “TPG”) and J.P. Morgan Partners, LLC (collectively, “JPMP”) sold all of their common stock of Kraton Performance Polymers, Inc. in a public offering. Prior to the sale, TPG owned approximately 18.80% of the Parent’s outstanding common stock, and JPMP owned approximately 12.53%. We did not receive any proceeds from the secondary offering.

Refinancing of Our Existing Indebtedness. On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 through an institutional private placement and entering into a new $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. The new credit agreement provides for senior secured financing consisting of:

•	a $200.0 million senior secured revolving credit facility;

•	a $150.0 million senior secured term loan facility; and

•	an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments.

In connection with this refinancing we repaid in full all outstanding borrowings under our previously existing term and revolving loans. In addition, we purchased $151.0 million principal amount of our outstanding 8.125% Senior Notes through a tender offer and redeemed the remaining $12.0 million principal amount of such notes. We also redeemed the remaining $0.3 million principal amount of our outstanding 12% Discount Notes.

Project Assessment Under Way for Additional HSBC Capacity in Asia. As a result of growth in Kraton’s differentiated grades of HSBC’s globally, we anticipate the need for additional manufacturing capacity. We are continuing to expand and strengthen our presence in Asia, and thus, we believe Kraton’s regional, and global, business would benefit from such increased manufacturing capacity in the Asia Pacific region. We believe expansion of HSBC capacity is the next step to grow our position in the Asia Pacific region, supporting application and technology developments for Kraton’s leading, proprietary, styrenic block copolymer formulations. Therefore, we are exploring options to build a 30 kiloton HSBC manufacturing facility that would employ Kraton’s latest state-of-the-art technology for producing HSBC’s and, we believe, would set a new global standard for manufacturing cost and product quality, demonstrating further our commitment to growing our business and to the region. Our site-selection team is continuing to evaluate options for the 30 kiloton HSBC manufacturing facility. As this process includes an in-depth review of significant project variables such as proposed transaction structure, commercial terms, operating agreements and feedstock availability as well as an analysis of the impact these criteria have on overall project economics, we now expect to be in a position to communicate site location in the second half of 2011. While it is too early to estimate the expected cost of the new facility, we anticipate that construction could commence in the first half of 2012 with start-up occurring as early as the second half of 2013. Although no firm commitments have been made, we have reserved approximately $13.0 million in our 2011 capital expenditure plan for engineering related to this potential new capacity.

Operations of our USBC facility at the Kashima Petrochemical Complex, Japan. We own a 50% equity investment in a manufacturing joint venture with JSR Corporation in Kashima Japan. Production capacity at the facility is approximately 42 kilotons of USBC products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement. Our earnings from this unconsolidated joint venture were $0.1 million for both the three months ended March 31, 2011 and 2010, respectively. Operations of this USBC facility at the Kashima Petrochemical Complex were shut down on March 11, 2011, as part of a complex wide emergency procedure in response to the recent earthquake and tsunami. Although the USBC facility was not damaged, it has been confirmed that there has been damage to the broader infrastructure at the Kashima Petrochemical Complex as a result of the earthquake and tsunami. Loading berths, roads and infrastructure around the facility have been damaged. Operations at the facility remain suspended due to a lack of monomers and utilities. Currently, it is impossible for us to give an accurate estimate of when the facility will be back in operation. We continue to monitor the situation closely and are working with JSR and other business counterparties to expedite returning the facility to normal operations. At the present time, we are able to meet our customers’ forecasted demand from our existing inventories and we have initiated contingency plans to provide our customers with products from our other global manufacturing sites to mitigate any supply disruptions.

Outlook

During the first quarter of 2011, prices for our key raw materials increased and we currently expect this trend to continue as evidenced by the cumulative April and May North American butadiene contract price increase of $0.38 per pound or 36%. We believe there was approximately 9 kilotons of first quarter 2011 sales volume attributable to advanced purchases, particularly in our Paving and Roofing end use, as customers pulled volume, primarily from the second quarter, into the first quarter. As such, we currently anticipate that our second quarter 2011 sales volume will be between 84 and 87 kilotons within the range of historical volume progression from the first quarter to the second quarter, taking into account the 9 kilotons of advanced purchasing in the first quarter 2011.

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three months ended March 31,
	2011	2010
	(in thousands, except per share data)
Condensed Consolidated Statements of Operations Data:
Sales Revenue	$344,828	$272,732
Cost of Goods Sold	257,977	203,605

Gross Profit	86,851	69,127

Operating Expenses
Research and development	6,602	5,984
Selling, general and administrative	27,171	22,062
Depreciation and amortization of identifiable intangibles	14,626	11,046

Total operating expenses	48,399	39,092

Loss on Extinguishment of Debt	2,985	—
Earnings of Unconsolidated Joint Venture	141	74
Interest Expense, Net	11,181	6,064

Income Before Income Taxes	24,427	24,045
Income Tax Expense	2,550	4,250

Net Income	$21,877	$19,795

Earnings per common share (Note 7)
Basic	$0.69	$0.64
Diluted	$0.68	$0.64
Weighted average common shares outstanding
Basic	31,609	30,539
Diluted	32,197	30,728

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales Revenue

For the three months ended March 31, 2011, total sales revenue increased $72.1 million or 26.4% compared to the same period in 2010 largely due to increases in global product sales prices primarily in response to higher raw material costs of $41.7 million, increased sales volumes, primarily related to the positive worldwide economic climate of $28.3 million, and changes in foreign currency exchange rates of $2.1 million. Sales volumes amounted to 81.3 kilotons and 72.9 kilotons in the first quarter of 2011 and 2010, respectively.

In addition to the aforementioned increase in global product sales prices and volumes, which was evidenced in each of the end-uses, the following factors also influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue amounted to $111.3 million for the first quarter 2011, an increase of $18.9 million or 20.5% compared to first quarter 2010 sales revenue of $92.4 million. Sales revenue increased in all markets, including HSBC-led growth in emerging markets. We continued to see positive momentum for innovation product sales, which include personal care application such as diapers and adult incontinence products, and in PVC-free alternatives for wire and cable applications such as computer data and power cords and for medical applications such as IV bags and tubing.

•

Adhesives, Sealants and Coatings. Sales revenue amounted to $110.1 million for the first quarter 2011, an increase of $17.8 million or 19.3% compared to first quarter 2010 sales revenue of $92.3 million. Sales revenue growth was led by Europe and North America, and was primarily due to higher pricing.

European sales revenue increases were driven by the non-woven and industrial applications, as well as by innovation sales in health and beauty applications. North American sales revenue was driven by specialty tape and printing plate applications.

•

Paving and Roofing. Sales revenue amounted to $94.2 million for the first quarter 2011, an increase of $32.6 million or 52.9% compared to first quarter 2010 sales revenue of $61.6 million. Sales revenue growth was led by Europe, and was primarily driven by increased global product sales prices and volumes in both the paving and roofing markets. In North America, sales revenue growth was driven by higher pricing in both the paving and roofing markets, and by higher volume in the paving market. We also increased our sales into emerging markets such as India and Russia.

•

Emerging Businesses. Sales revenue amounted to $20.0 million for the first quarter 2011, an increase of $6.3 million or 46.0% compared to first quarter 2010 sales of $13.7 million. The increase reflects the continued volume growth of our CariflexTM IR Latex business in applications such as surgical gloves and condoms, as well as CariflexTM solid IR in medical and coatings applications.

Cost of Goods Sold

Cost of goods sold for three months ended March 31, 2011 increased $54.4 million or 26.7% compared to the same period in 2010. The increase was driven primarily by a $33.2 million increase in monomer and other production costs, a $19.4 million increase in volume, and a $1.8 million increase from changes in foreign currency exchange rates.

Cost of goods sold was 74.8% of sales revenue for the three months ended March 31, 2011 compared to 74.7% for the same period in 2010. The spread between the first-in, first-out (FIFO) basis of accounting and the last-in, first-out (LIFO) basis of accounting, resulted in a decrease in cost of goods sold of approximately $21.0 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively.

Gross Profit

Gross profit for the three months ended March 31, 2011 increased $17.7 million, a 25.6% increase compared to the same period in 2010. Gross profit was 25.2% of sales revenue for the three months ended March 31, 2011 compared to 25.3% for the same period in 2010.

Operating Expenses

•

Research and Development. Research and development expense increased $0.6 million or 10.3% largely due to higher employment related costs. Research and development expense was 1.9% and 2.2% of sales revenue in the first quarters of 2011 and 2010, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $5.1 million or 23.2% primarily due to an increase in employee related costs of $2.6 million and an increase in restructuring related charges of $1.4 million. Selling, general and administrative expenses were 7.9% of sales revenue for the three months ended March 31, 2011 compared to 8.1% for the same period in 2010.

•	Depreciation and Amortization. Depreciation and amortization increased $3.6 million or 32.4% largely due to higher levels of capital expenditures on expansion and improvement projects.

Interest expense, net

Interest expense, net for the three months ended March 31, 2011 increased $5.1 million or 84.4% to $11.2 million compared to $6.1 million during the same period in 2010, primarily due to the $4.2 million write-off of deferred financing costs and the $1.0 million payment to exit the interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011. The average debt balances outstanding were $399.3 million at an average effective interest rate of 11.2% (6.1% excluding the above mentioned write-off of deferred financing costs and interest rate swap settlement associated with the refinancing) and $394.1 million at an average effective interest rate of 6.4% for the three months ended March 31, 2011 and 2010, respectively.

Income tax expense

Income tax expense was $2.6 million for the three months ended March 31, 2011 compared to an income tax expense of $4.3 million for the three months ended March 31, 2010. The effective tax rate was 10.4% for the three months ended March 31, 2011 compared to 17.7% for the three months ended March 31, 2010. Our effective tax rate for the three months ended March 31, 2011 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carry forwards. Additionally, for the three months ended March 31, 2011, we earned $21.8 million of pre-tax income in tax jurisdictions with an expected full year effective tax rate of 8.5%.

Net income

Net income was $21.9 million or $0.68 per diluted share for the three months ended March 31, 2011, an increase of $2.1 million compared to net income of $19.8 million or $0.64 per diluted share in the same period in 2010.

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

	Three months ended March 31,
	2011	2010
	(in thousands)
Other Data
EBITDA (1)(3)	$50,234	$41,155
Adjusted EBITDA (2)(3)	$56,018	$42,622

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBITDA because it is used by management to evaluate operating performance. We consider EBITDA an important supplemental measure of our performance and believe it is frequently used by investors and other interested parties in the evaluation of companies in our industry.

We also use EBITDA for the following purposes: our executive compensation plan bases incentive compensation payments on our EBITDA performance; and our long-term debt agreements use EBITDA (with additional adjustments) to measure our compliance with covenants such as leverage and interest coverage.

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

Because of these and other limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental measures. See the Consolidated Statements of Cash Flows included in our financial statements included elsewhere in this Form 10-Q.

We reconcile Net Income to EBITDA and Adjusted EBITDA as follows:

	Three months ended March 31,
	2011	2010
	(in thousands)
Net Income	$21,877	$19,795
Plus
Interest expense, net	11,181	6,064
Income tax expense	2,550	4,250
Depreciation and amortization expenses	14,626	11,046

EBITDA (a)	$50,234	$41,155

Add
Restructuring and related costs (b)	1,505	135
Other non-cash expense (c)	1,294	1,332
Loss on extinguishment of debt (d)	2,985	—

Adjusted EBITDA (a)	$56,018	$42,622

(a)	EBITDA and Adjusted EBITDA are impacted by the spread between the FIFO basis of accounting and the LIFO basis of accounting. The spread between the LIFO and FIFO basis resulted in a positive impact to EBITDA and Adjusted EBITDA of approximately $21.0 million and $7.3 million for the three months ended March 31, 2011 and 2010, respectively.
(b)	2011 restructuring and related charges consisted primarily of consulting fees, severance expenses, and other charges associated with the restructuring of our European organization, expenses associated with the March 2011 secondary public offering, and charges associated with evaluating acquisition transactions. 2010 charges consisted of consulting fees associated with the restructuring of our European organization.
(c)	For both periods, consists of non-cash compensation.
(d)	In 2011, reflects the loss on extinguishment of debt related to the refinancing of Kraton’s debt in February 2011.

Restructuring and related charges discussed above were recorded in our Condensed Consolidated Statements of Operations, as follows.

	Three months ended March 31,
	2011	2010
	(in thousands)
Selling, general and administrative	$1,505	$135

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flow from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on the notes and the senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, currency transactions and currency translation. Because feedstock costs generally represent over 50% of our cost of goods sold, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs in an amount sufficient to enable us to service our indebtedness. At March 31, 2011, we had $36.0 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net total leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our debt instruments, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our debt instruments, including the senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility.

As of the date hereof, we have available to us, upon compliance with customary conditions, $200.0 million under the revolving portion of the senior secured credit facility and have no drawings under the revolving portion. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements.

We expect to make contributions of $7.4 million to our employee benefit plans in 2011 versus $3.3 million in 2010. If the market value of these assets does not improve during 2011, higher levels of contributions could be required in 2012 and beyond.

As of March 31, 2011, we had $29.8 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $0.6 million of additional tax expense if repatriated.

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

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011 for further discussion.

Operating Cash Flows

Net cash used in operating activities totaled $44.1 million for the three months ended March 31, 2011 compared to $72.8 million net cash used in operating activities during the same period in 2010. This represents a decline in net cash used of $28.7 million or 39.4% largely due to higher net earnings and changes in working capital. Net income for the three months ended March 31, 2011 was $2.1 million higher than the same period in 2010. After adjusting net income for certain items including depreciation and amortization, the loss on extinguishment of debt and deferred taxes that are necessary to reconcile net income to cash used by operating activities, we generated $13.2 million more cash in first quarter of 2011 compared to the first quarter of 2010. Furthermore, changes in working capital consumed $90.8 million of cash in the three months ended March 31, 2011 compared to consuming $106.3 million of cash for the same period in 2010. This $15.5 million increase in operating cash flows period over period was primarily driven by:

•	a $12.0 million increase in trade accounts payable primarily related to the increase in inventory;

•	a $5.5 million decrease in other assets related to the timing of payments for prepaid expenses; partially offset by

•	a $4.4 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and inventory quantity.

Cash and cash equivalents decreased to $36.0 million at March 31, 2011 from $92.8 million at December 31, 2010. Amounts undrawn on our revolving loans amounted to $200.0 million and $80.0 million at March 31, 2011 and December 31, 2010, respectively. Therefore, liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $236.0 million and $172.8 million at March 31, 2011 and December 31, 2010, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $16.7 million and $7.7 million for the three months ended March 31, 2011 and 2010.

Expected Capital Expenditures. We expect 2011 capital expenditures will be approximately $80.0 to $85.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our facilities in each of the next three to five years are expected to be approximately $16.0 million to $22.0 million. Included in our 2011 capital expenditure estimate is approximately $13.0 million for engineering related to our ongoing assessment of a possible HSBC manufacturing facility in Asia, approximately $12.4 million to replace IR production from the closure of our Pernis facility, approximately $3.2 million for IRL expansion at our Paulinia facility, approximately $4.8 million for the multi-year systems and control upgrades, approximately $4.2 million for a new semi-works facility in support of our innovation pipeline and growth portfolio, and approximately $2.1 million to upgrade or replace our coal-burning boilers at our Belpre facility. For the quarter ended March 31, 2011, capital expenditures were $16.7 million.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of March 31, 2011 was approximately 56% equity and 44% debt compared to approximately 50% equity and 50% debt as of March 31, 2010.

Net cash provided by financing activities totaled $9.5 million for the three months ended March 31, 2011 compared to $13.3 million net cash provided by financing activities during the same period in 2010. The $3.8 million decrease was driven primarily by:

•	$14.9 million paid for deferred financing costs related the debt refinancing in February 2011

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option, in January 2010; partially offset by

•	a $5.9 million increase in proceeds from the exercise of employee stock options; and

•	a net $14.9 million increase in proceeds from and repayments of debt

Description of Certain Indebtedness

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 through an institutional private placement and entering into a new $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. See Note 8 Long-Term Debt to the condensed consolidated financial statements accompanying this report, for further discussion.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our Annual Report on Form 10-K for the period ended December 31, 2010. See Note 8 Long-Term Debt to the condensed consolidated financial statements accompanying this report for the new debt maturity schedule. Other than the refinancing of our debt, there have been no other material changes to the contractual obligation amounts disclosed in our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of March 31, 2011.

OTHER ISSUES

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7(A), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2010.

Item 4.	Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Commitments and Contingencies, Note 12 to our condensed consolidated financial statements.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

The risks and uncertainties described in our most recent Annual Report on Form 10-K, filed with the SEC on March 7, 2011, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number

4.1	Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

4.2	Registration Rights Agreement dated as of February 11, 2011 by and among Kraton Polymers LLC, Kraton Polymers Capital Corporation, Kraton Performance Polymers, Inc., Elastomers Holdings LLC and Kraton Polymers U.S. LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Macquarie Capital (USA) Inc. (incorporated by reference to exhibit 4.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

4.3	First Supplemental Indenture, dated as of February 10, 2011 among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference to exhibit 4.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.1+	Credit Agreement dated as of February 11, 2011 among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.2+	Pledge Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Pledgors, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.3+	Security Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Grantors, and Bank of America N.A. as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to exhibit 10.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.4+	First Amendment to Employment Agreement (Kevin M. Fogarty) (incorporated by reference to exhibit 99.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2011).

10.5+	Employment Agreement (Lee) dated effective as of January 1, 2011 (incorporated by reference to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2011).

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: May 5, 2011	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty
President and Chief Executive Officer

Date: May 5, 2011	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay
Vice President and Chief Financial Officer