Form 10-Q
period 2011-06-30
Kraton Performance Polymers, Inc.
filed 2011-08-04
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☒

Non-accelerated filer:	☐	Smaller reporting company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 29, 2011: 32,067,149.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions and in this report include statements regarding our ability to obtain raw materials; costs, timing and plans related to our planned joint venture with Formosa Petrochemical Corporation and the related manufacturing facility; projected pension obligations; estimated future contributions to our employee benefit plans; and anticipated capital expenditures. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end-use markets, by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly for Paving and Roofing end uses;

•	financial and operating constraints related to our substantial level of indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political and economic risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	our planned joint venture in Asia may not materialize;

•	future sales of our shares could adversely affect the market price of our common stock; and

•	Delaware law and some provisions of our organizational documents make a takeover of our company more difficult.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$67,245	$92,750
Receivables, net of allowances of $734 and $947	179,694	136,132
Inventories of products, net	402,167	325,120
Inventories of materials and supplies, net	10,046	9,631
Other current assets	35,033	38,749

Total current assets	694,185	602,382

Property, plant and equipment, less accumulated depreciation of $286,770 and $252,387	389,598	365,366
Identifiable intangible assets, less accumulated amortization of $54,419 and $50,123	67,287	70,461
Investment in unconsolidated joint venture	12,621	13,589
Debt issuance costs	12,430	3,172
Other long-term assets	27,969	25,753

Total Assets	$1,204,090	$1,080,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$2,304
Accounts payable-trade	95,920	86,699
Other payables and accruals	50,567	60,782
Deferred income taxes	595	595
Due to related party	17,753	19,264

Total current liabilities	172,335	169,644
Long-term debt, net of current portion	388,750	380,371
Deferred income taxes	17,423	14,089
Long-term liabilities	69,173	64,242

Total liabilities	647,681	628,346

Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 32,052 shares issued and outstanding at June 30, 2011; 31,390 shares issued and outstanding at December 31, 2010	321	314
Additional paid in capital	344,538	334,457
Retained earnings	165,565	96,711
Accumulated other comprehensive income	45,985	20,895

Total stockholders’ equity	556,409	452,377

Total Liabilities and Stockholders’ Equity	$1,204,090	$1,080,723

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales Revenue	$386,428	$332,086	$731,256	$604,818
Cost of Goods Sold	278,033	242,973	536,010	446,578

Gross Profit	108,395	89,113	195,246	158,240

Operating Expenses
Research and development	6,966	5,572	13,568	11,556
Selling, general and administrative	27,912	21,772	55,083	43,834
Depreciation and amortization	15,604	11,969	30,230	23,015

Total operating expenses	50,482	39,313	98,881	78,405

Loss on Extinguishment of Debt	0	0	2,985	0
Earnings (Loss) of Unconsolidated Joint Venture	(880)	162	(739)	236
Interest Expense, Net	5,915	6,272	17,096	12,336

Income Before Income Taxes	51,118	43,690	75,545	67,735
Income Tax Expense	4,141	5,095	6,691	9,345

Net Income	$46,977	$38,595	$68,854	$58,390

Earnings per common share (note 7)
Basic	$1.47	$1.25	$2.16	$1.90
Diluted	$1.44	$1.24	$2.12	$1.88
Weighted average common shares outstanding
Basic	31,757	30,668	31,683	30,615
Diluted	32,339	31,106	32,271	30,887

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,854	$58,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,230	23,015
Amortization of debt issuance costs	5,413	1,036
Loss on disposal of fixed assets	5	3
Loss on extinguishment of debt	2,985	0
Change in fair value of interest rate swaps	0	(450)
Distributed earnings in unconsolidated joint venture	1,255	167
Deferred income tax expense	3,335	3,853
Share-based compensation	2,949	1,771
Decrease (increase) in
Accounts receivable	(37,028)	(60,335)
Inventories of products, materials and supplies	(65,425)	(39,002)
Other assets	3,605	(30,167)
Decrease in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(29)	(6,444)
Due to related party	(1,906)	(2,874)

Net cash provided by (used in) operating activities	14,243	(51,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(35,060)	(17,545)
Purchase of software	(1,121)	(1,857)

Net cash used in investing activities	(36,181)	(19,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	400,000	69,000
Repayments of debt	(389,410)	(70,152)
Proceeds from issuance of common stock	0	11,197
Costs associated with the issuance of common stock	0	(534)
Proceeds from the exercise of stock options	7,865	1,087
Proceeds from insurance note payable	4,734	3,518
Repayments of insurance note payable	(4,734)	(952)
Debt issuance costs	(15,231)	0

Net cash provided by financing activities	3,224	13,164

Effect of exchange rate differences on cash	(6,791)	27,389

Net decrease in cash and cash equivalents	(25,505)	(29,886)
Cash and cash equivalents, beginning of period	92,750	69,291

Cash and cash equivalents, end of period	$67,245	$39,405

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$5,744	$2,026
Cash paid during the period for interest	$12,327	$12,192

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of engineered polymers and one of the world’s leading producers of styrenic block copolymers (“SBCs”). We market our products under the widely recognized KRATON® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, imparting greater flexibility, resilience, strength, durability and processability. Our SBC products are found in many everyday applications, including disposable baby diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber latex (“IRL”), a highly-engineered, synthetic substitute for natural rubber latex. Our IRL products, which are used in applications such as surgical gloves, have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We manufacture our polymers at five manufacturing facilities globally, including our flagship plant in Belpre, Ohio, which we believe is the most diversified SBC plant in the world, as well as plants in Germany, France, Brazil, and Japan. The plant in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements we present in this report are for Kraton Performance Polymers, Inc. and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

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

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carry-forwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to realize these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to utilize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. An increase in a valuation allowance would result in additional income tax expense and lower stockholders’ equity and could have a significant impact on our earnings in future periods. The release of valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new applicable accounting pronouncements that are in effect and that we believe may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on our financial position or results of operations.

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

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) and on May 25, 2011, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (“ISOs”, non-qualified stock options (“NSOs” and together with the ISOs, “Options”), stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board of directors determines from time to time.

Under this plan, there were a total of 3,185,525 and 3,599,484 shares of common stock available for issuance at June 30, 2011 and December 31, 2010, respectively. We awarded 122,776 shares of restricted stock, which are subject to a three-year cliff vesting, and 411,501 options to our employees and 17,298 shares of common stock to members of the board of directors for the six month ended June 30, 2011. These options have a ten year term and vest in equal installments over three or five years.

Stock Option Activity

Information pertaining to option activity for the six months ended June 30, 2011 is as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	1,559	$14.31
Granted	412	36.62
Exercised	526	13.56
Forfeited	142	16.60

Outstanding at June 30, 2011	1,303	$21.40

Exercisable at June 30, 2011	482	$13.93

4. Restructuring and Restructuring-related Costs

European Office Consolidation. In the third quarter of 2010, we consolidated our transactional functions as well as much of our European management in a new European central office in Amsterdam, Netherlands, which we believe will result in greater operating efficiency and improved service to our global customers while ultimately lowering our operating costs. We completed this consolidation during the first quarter of 2011 at an aggregate total cost of $5.5 million.

For the six months ended June 30, 2011, we incurred $0.9 million of restructuring charges, primarily comprised of severance and consulting expenses in connection with our European office consolidation, which are recorded in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations. The following is a summary of the activity associated with our European office consolidation:

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$0
Restructuring costs	4,588
Payments	(3,199)

Accrued European office consolidation restructuring at December 31, 2010	$1,389
Restructuring costs	885
Payments	(1,955)

Accrued European office consolidation restructuring at June 30, 2011	$319

Pernis Restructuring. We ceased production at our Pernis, Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, in 2009 we incurred $3.9 million in asset retirement obligations (“ARO”), $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. We recorded the ARO in Depreciation and Amortization of Identifiable Intangibles and the restructuring costs and write-down of inventory in Cost of Goods Sold in our Condensed Consolidated Statements of Operations.

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products and other payables and accruals are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Inventories of products, net:
Finished products	$302,950	$252,056
Work in progress	5,967	4,319
Raw materials	93,250	68,745

	$402,167	$325,120

Other payables and accruals:
Employee related	$16,683	$17,807
Interest	7,153	6,548
Property and other taxes	667	1,088
Customer rebates	2,750	4,660
Income taxes payable	6,523	7,258
Derivative liabilities	0	1,435
Restructuring	319	1,389
Other	16,472	20,597

	$50,567	$60,782

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$46,977	$38,595	$68,854	$58,390
Other comprehensive income
Foreign currency translation adjustments, net of tax	6,615	(30,438)	23,920	(33,000)
Reclassification of gain on interest rate swaps into earnings	0	0	0	(450)
Change in fair value of interest rate swaps	97	660	1,170	519
Change in fair value of net investment hedge	0	74	0	74

Total comprehensive income	$53,689	$8,891	$93,944	$25,533

Accumulated other comprehensive income consists of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$74,321	$50,401
Net unrealized gain (loss) on interest rate swaps	97	(1,073)
Net unrealized gain on net investment hedge	899	899
Pension liability	(29,332)	(29,332)

Total accumulated other comprehensive income	$45,985	$20,895

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

The following tables summarize the effect of the share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
Net income as reported	$46,977			$38,595
Less: income allocated to unvested restricted shares	(257)			(173)

Net income available to common stockholders	$46,720	31,757	$1.47	$38,422	30,668	$1.25

Diluted:
Effect of dilutive securities:
Add: income allocated to unvested restricted shares	257			173
Restricted shares—non participating		30			35
Stock options added to the denominator under the treasury stock method		552			403
Less: income reallocated to unvested restricted shares	(253)			(170)

Net income available to common stockholders and assumed conversions	$46,724	32,339	$1.44	$38,425	31,106	$1.24

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
Net income as reported	$68,854			$58,390
Less: income allocated to unvested restricted shares	(312)			(258)

Net income available to common stockholders	$68,542	31,683	$2.16	$58,132	30,615	$1.90

Diluted:
Effect of dilutive securities:
Add: income allocated to unvested restricted shares	312			258
Restricted shares—non participating		33			35
Stock options added to the denominator under the treasury stock method		555			237
Less: income reallocated to unvested restricted shares	(306)			(256)

Net income available to common stockholders and assumed conversions	$68,548	32,271	$2.12	$58,134	30,887	$1.88

Restricted common shares outstanding totaled 193,913 and 118,413 at June 30, 2011 and 2010, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Restricted share units in the amount of 29,491 and 35,098 and stock options in the amount of 1,303,466 and 2,113,805 were outstanding at June 30, 2011 and 2010, respectively.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. Only the number of shares that would be issuable under the treasury stock method of accounting for share dilution are included, which is based upon the amount by which the average stock price exceeds the conversion price. The number of stock options excluded from the computation was 10,000 and 20,000 for the three months ended June 30, 2011 and 2010, respectively, and 266,205 and 140,000 for the six months ended June 30, 2011 and 2010, respectively.

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

In connection with this refinancing we repaid in full all outstanding borrowings under our previously existing term and revolving loans. In addition, we purchased $151.0 million principal amount of our outstanding 8.125% Senior Notes through a tender offer and redeemed the remaining $12.0 million principal amount of such notes. We also redeemed the remaining $0.3 million principal amount of our outstanding 12% Discount Notes. In these notes to the condensed consolidated financial statements, the loans made under the current or former revolving credit facility are referred to as the Revolving Loans, and the loans made under the current or former term loan facility are referred to as the Term Loans.

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Term Loans	$146,250	$219,425
6.75% unsecured notes	250,000	0
12.0% discount notes	0	250
8.125% notes	0	170,000
8.125% notes held in treasury	0	(7,000)

Total debt	396,250	382,675
Less current portion of long-term debt	7,500	2,304

Total long-term debt	$388,750	$380,371

Senior Secured Credit Agreement. Kraton Polymers LLC is the borrower under our senior secured credit agreement dated as of February 11, 2011, which is unconditionally guaranteed by Kraton Performance Polymers, Inc. and the wholly-owned domestic subsidiaries of Kraton Polymers LLC, and is required to be guaranteed by all future direct and indirect material domestic subsidiaries. Borrowings under the Revolving Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and, (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% through December 31, 2011 and thereafter 1.75% to 2.25% depending on a consolidated net leverage ratio, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% through December 31, 2011 and thereafter 2.75% to 3.25% depending on a consolidated net leverage ratio.

Borrowings under the Term Loans bears interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A. in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates on the Term Loans for the six months ended June 30, 2011 and 2010 were 4.6% and 3.4%, respectively.

In addition to paying interest on outstanding principal under the Revolving Loans and Term Loans, we are required to pay a commitment fee ranging from 0.50% to 0.75%, depending on our consolidated net leverage ratio, related to the unutilized commitments under the Revolving Loans, as well as pay customary letter of credit fees and agency fees.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $250.0 million aggregate principal amount of 6.75% Senior Notes that mature on March 1, 2019 pursuant to an indenture, dated as of February 11, 2011. The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We will pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1, commencing on September 1, 2011. In June 2011, we completed a registered exchange offer for all of our outstanding 6.75% Senior Notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of our 6.75% Senior Notes, which have been registered under the Securities Act. The entire $250.0 million aggregate principal amount of the Senior Notes was tendered and exchanged in the exchange offer.

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2011, are as follows:

Principal Payments
(in thousands)
December 31:
2011	$3,750
2012	$7,500
2013	$11,250
2014	$15,000
2015	$108,750
Thereafter	$250,000

Total debt	$396,250

As of June 30, 2011, we were in compliance with the applicable financial ratios and the other covenants for the senior secured credit facility and the indenture governing the 6.75% Senior Notes.

See Note 10 Financial Instruments and Credit Risk to the condensed consolidated financial statements accompanying this report for fair value information related to our long-term debt.

9. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $15.1 million and $5.2 million (of which $2.6 million and $2.1 million were included in other current assets) as of June 30, 2011 and December 31, 2010, respectively. In connection with the refinancing of our indebtedness in the first quarter of 2011, we charged to the condensed consolidated statements of operations approximately $4.2 million of deferred debt issuance costs associated with our previously existing indebtedness and capitalized $15.2 million of debt issuance costs related to the origination of new indebtedness. The six months ended June 30, 2011 consisted of the following activity:

Debt Issuance Costs
(in thousands)
Debt issuance costs balance at December 31, 2010	$5,238
Write-off related to previously existing indebtedness	(4,199)
Capitalization of financing fees and other costs	15,231
Amortization expense	(1,214)

Debt issuance costs balance at June 30, 2011	$15,056

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

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement is effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the 3.0% margin on our Term Loan, our hedged fixed rate is 4.0%. We recorded an unrealized gain of $0.1million in accumulated other comprehensive income related to the effective portion of this interest rate swap for the three months ended June 30, 2011.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$146,250	$146,250	$219,425	$219,425
6.75% unsecured notes	250,000	251,563	0	0
12.00% discount notes	0	0	250	324
8.125% notes	0	0	163,000	164,630
8.125% notes held as treasury bonds	0	0	7,000	7,070

The Term Loans are variable interest rate securities, and as such, the fair value approximates their carrying value.

The financial assets and liabilities measured at fair value on a recurring basis are as follows:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative asset—2011 Interest rate swap	Other current assets	$97	$0	$97	$0

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$362	$0	$362	$0
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	$1,073	$0	$1,073	$0

Total	Other payables and accruals	$1,435	$0	$1,435	$0

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

11. Income Taxes

Income tax expense was $6.7 million and $9.3 million, and our effective tax rate was 8.9% and 13.8% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate for the six months ended June 30, 2011 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards and uncertain tax positions.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. We have recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. For the six months ended June 30, 2011, we released a portion of our valuation allowance in the amount of $6.6 million and $0.4 million for the United States and France, respectively, due to actual taxable income generated in the period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

As of June 30, 2011, we had $1.5 million of unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. During the period, we released a $2.4 million reserve to recognize the tax benefit related to certain foreign tax positions.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year December 31, 2003; as a result of operating loss carryforwards from 2004, the statute remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

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

Asset Retirement Obligations. We account for asset retirement obligations pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” The U.S. Environmental Protection Agency (“EPA”), issued new standards (“MACT”), for controlling hazardous air emissions from industrial boilers. The MACT are required under Sections 112 and 129 of the Clean Air Act. This new regulation applies to the coal-burning boilers at our Belpre, Ohio facility. The ruling was published in the Federal Register on March 21, 2011 and was to officially become law 60 days later on May 20, 2011, if it was not otherwise changed or delayed. On May 16, 2011, the EPA announced a postponement of the MACT and established a new comment period, which was open until July 15, 2011, in order to allow the EPA to continue to seek additional public comment before an updated MACT was proposed. We expect the revised rule based on these additional comments to be published in May, 2012, with a possible extension of the compliance date from three years to five years. Thus, we expect the compliance date to be no earlier than May, 2015. We recorded an asset retirement obligation of $5.0 million in the three months ended March 31, 2011 related to replacing these coal-burning boilers. We also accelerated the depreciation of the coal-burning boilers (net book value of $12.8 million as of January 31, 2011) by changing the remaining estimated useful lives from 128 months to 36 months such that these assets will be fully depreciated by January 2014 pending the final revised MACT. For the three and six months ended June 30, 2011, we recorded depreciation expense of $1.0 million and $1.7 million, respectively, related to the coal-burning boilers.

The following table shows changes in the aggregate carrying amount of our asset retirement obligations:

ARO Liability Balance
(in thousands)
Asset Retirement Obligations Liability:
Balance at December 31, 2009	$4,171
Additional accruals	3,024
Accretion expense	57
Obligations settled	(2,583)
Revisions in estimated cash flows	(1,291)

Balance at December 31, 2010	3,378
Additional accruals	5,004
Accretion expense	185
Obligations settled	0
Revisions in estimated cash flows	(74)

Balance at June 30, 2011	$8,493

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

13. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Defined Benefit
Components of net period benefit cost:
Service cost	$660	$580	$1,320	$1,203
Interest cost	1,300	1,230	2,600	2,446
Expected return on plan assets	(1,310)	(1,213)	(2,620)	(2,426)
Amortization of prior service cost	247	17	494	21

Net periodic benefit cost	$897	$614	$1,794	$1,244

Contributions. We made contributions of $2.1 million to our pension plan in the six months ended June 30, 2011 and expect to contribute an additional $5.3 million during the last six months of the year for total contributions of $7.4 million in 2011.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Other Post-retirement Benefits
Components of net period benefit cost:
Service cost	$110	$98	$220	$196
Interest cost	307	280	615	560
Amortization of prior service cost	99	39	198	78

Net periodic benefit cost	$516	$417	$1,033	$834

14. Industry Segment and Foreign Operations

We operate in one segment for the manufacturing and marketing of styrenic block copolymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews financial information to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the condensed consolidated financial statements.

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

Revenues of our four primary product lines are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Product Line Revenues:
USBCs	$239,102	$206,690	$441,871	$356,780
HSBCs	115,757	95,377	229,634	192,928
IR and IRL	23,316	22,495	46,089	40,276
Compounds	8,253	7,524	13,662	14,834

	$386,428	$332,086	$731,256	$604,818

For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total sales revenue and long-lived assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Total Sales Revenues:
United States	$130,472	$115,602	$246,780	$225,407
Germany	60,703	41,910	109,829	72,516
Japan	22,986	21,559	42,205	37,478
France	13,981	10,419	24,534	17,913
Italy	13,954	11,822	29,072	22,648
China	13,865	15,172	29,695	27,351
United Kingdom	13,431	9,531	22,234	15,741
The Netherlands	12,807	6,980	20,683	14,703
Brazil	12,724	12,934	24,311	24,197
Turkey	9,384	7,691	14,090	11,865
Thailand	7,310	8,946	16,454	16,391
Belgium	7,167	3,785	19,314	5,792
Canada	6,982	5,942	13,309	10,896
Poland	5,719	3,065	6,713	3,611
Austria	5,362	4,457	10,449	6,728
Taiwan	4,421	6,189	10,235	11,937
Sweden	3,731	4,384	8,386	7,472
South Korea	3,708	3,836	8,127	7,269
Argentina	3,613	3,208	6,810	5,812
Denmark	3,485	2,553	5,654	4,256
Mexico	3,334	3,637	5,974	5,893
Malaysia	3,066	2,630	6,373	4,672
Spain	2,670	2,348	3,334	3,516
India	2,314	1,343	4,686	2,683
Norway	1,587	1,457	2,216	1,709
Australia	1,583	5,143	4,513	8,373
Czech Republic	1,478	1,523	3,376	2,722
Switzerland	1,420	1,010	2,856	2,458
All other countries	13,171	13,010	29,044	22,809

	$386,428	$332,086	$731,256	$604,818

	June 30, 2011	December 31, 2010
	(in thousands)
Long-Lived Assets, at cost
United States	$363,679	$334,081
France	145,564	136,449
Brazil	90,921	78,260
Germany	52,019	47,059
The Netherlands	14,218	12,539
China	3,358	3,190
Japan	1,629	1,582
All other countries	4,980	4,593

	$676,368	$617,753

15. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) in Kashima, Japan under the name of Kraton JSR Elastomers K.K. (“KJE”). We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions with KJE are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Purchases from related party	$7,506	$6,503	$17,739	$16,157

The Due to related party line item in our Condensed Consolidated Balance Sheets is solely related to our commercial arrangement with KJE for the purchase of thermoplastic rubber, which requires payment by each party within 150 days of invoice.

16. Supplemental Guarantor Information

Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Performance Polymers, Inc. and Elastomers Holdings LLC, a U.S. holding company and wholly-owned subsidiary of Kraton Polymers LLC, collectively, the Guarantors, fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 6.75% Senior Notes. Our remaining subsidiaries are not guarantors of the 6.75% Senior Notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0	$0	$39,339	$27,906	$0	$67,245
Receivables, net of allowance	0	0	70,704	108,990	0	179,694
Inventories of products, net	0	0	216,830	185,337	0	402,167
Inventories of materials and supplies, net	0	0	7,359	2,687	0	10,046
Other current assets	0	5,838	1,147	28,048	0	35,033

Total current assets	0	5,838	335,379	352,968	0	694,185

Property, plant and equipment, less accumulated depreciation	0	70,829	202,618	116,151	0	389,598
Identifiable intangible assets, less accumulated amortization	0	51,106	16,181	0	0	67,287
Investment in consolidated subsidiaries	510,424	1,170,584	0	0	(1,681,008)	0
Investment in unconsolidated joint venture	0	813	0	11,808	0	12,621
Debt issuance costs	0	12,430	0	0	0	12,430
Other long-term assets	0	1,694	602,392	119,960	(696,077)	27,969

Total Assets	$510,424	$1,313,294	$1,156,570	$600,887	$(2,377,085)	$1,204,090

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$0	$7,500	$0	$0	$0	$7,500
Accounts payable-trade	0	0	43,042	52,878	0	95,920
Other payables and accruals	0	8,077	20,483	22,007	0	50,567
Deferred income taxes	0	0	0	595	0	595
Due to related party	0	0	0	17,753	0	17,753

Total current liabilities	0	15,577	63,525	93,233	0	172,335

Long-term debt, net of current portion	0	388,750	0	0	0	388,750
Deferred income taxes	0	16,073	0	1,350	0	17,423
Long-term liabilities	0	380,389	192,039	192,822	(696,077)	69,173

Total liabilities	0	800,789	255,564	287,405	(696,077)	647,681

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 32,052 shares issued and outstanding	321	0	0	0	0	321
Additional paid in capital	344,538	0	0	0	0	344,538
Member’s equity	0	510,424	923,560	247,024	(1,681,008)	0
Retained earnings	165,565	0	0	0	0	165,565
Accumulated other comprehensive income	0	2,081	(22,554)	66,458	0	45,985

Total stockholders’ and member’s equity	510,424	512,505	901,006	313,482	(1,681,008)	556,409

Total Liabilities and Stockholders’ and Member’s Equity	$510,424	$1,313,294	$1,156,570	$600,887	$(2,377,085)	$1,204,090

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0	$0	$31,421	$61,329	$0	$92,750
Receivables, net of allowance	731	161	48,623	86,617	0	136,132
Inventories of products, net	0	0	171,989	153,131	0	325,120
Inventories of materials and supplies, net	0	0	6,988	2,643	0	9,631
Other current assets	0	2,933	728	35,088	0	38,749

Total current assets	731	3,094	259,749	338,808	0	602,382

Property, plant and equipment, less accumulated depreciation	0	75,632	186,611	103,123	0	365,366
Identifiable intangible assets, less accumulated amortization	0	54,528	15,933	0	0	70,461
Investment in consolidated subsidiaries	431,001	1,064,238	0	0	(1,495,239)	0
Investment in unconsolidated joint venture	0	813	0	12,776	0	13,589
Debt issuance costs	0	3,172	0	0	0	3,172
Deferred income taxes	0	0	0	2,376	(2,376)	0
Other long-term assets	0	439	514,860	196,866	(686,412)	25,753

Total Assets	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$0	$2,304	$0	$0	$0	$2,304
Accounts payable-trade	0	0	51,653	35,046	0	86,699
Other payables and accruals	0	7,967	27,864	24,951	0	60,782
Deferred income taxes	0	0	0	595	0	595
Due to related party	0	0	0	19,264	0	19,264

Total current liabilities	0	10,271	79,517	79,856	0	169,644

Long-term debt, net of current portion	250	380,121	0	0	0	380,371
Deferred income taxes	0	16,465	0	0	(2,376)	14,089
Long-term liabilities	0	363,333	69,784	317,537	(686,412)	64,242

Total liabilities	250	770,190	149,301	397,393	(688,788)	628,346

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 31,390 shares issued and outstanding	314	0	0	0	0	314
Additional paid in capital	334,457	0	0	0	0	334,457
Member’s equity	0	431,001	855,209	209,029	(1,495,239)	0
Retained earnings	96,711	0	0	0	0	96,711
Accumulated other comprehensive income	0	725	(27,357)	47,527	0	20,895

Total stockholders’ and member’s equity	431,482	431,726	827,852	256,556	(1,495,239)	452,377

Total Liabilities and Stockholders’ and Member’s Equity	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$195,492	$232,654	$(41,718)	$386,428
Cost of Goods Sold	0	0	140,351	179,400	(41,718)	278,033

Gross Profit	0	0	55,141	53,254	0	108,395

Operating Expenses
Research and development	0	0	4,236	2,730	0	6,966
Selling, general and administrative	0	(354)	20,154	8,112	0	27,912
Depreciation and amortization	0	4,083	8,172	3,349	0	15,604

Total operating expenses	0	3,729	32,562	14,191	0	50,482

Earnings in Consolidated Subsidiaries	46,977	59,696	0	0	(106,673)	0
Loss of Unconsolidated Joint Venture	0	0	0	(880)	0	(880)
Interest Expense (Income), Net	0	8,939	(3,918)	894	0	5,915

Income Before Income Taxes	46,977	47,028	26,497	37,289	(106,673)	51,118
Income Tax Expense	0	51	0	4,090	0	4,141

Net Income	$46,977	$46,977	$26,497	$33,199	$(106,673)	$46,977

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$179,710	$190,659	$(38,283)	$332,086
Cost of Goods Sold	0	0	120,224	161,032	(38,283)	242,973

Gross Profit	0	0	59,486	29,627	0	89,113

Operating Expenses
Research and development	0	0	3,526	2,046	0	5,572
Selling, general and administrative	0	13	16,167	5,592	0	21,772
Depreciation and amortization	0	3,909	5,887	2,173	0	11,969

Total operating expenses	0	3,922	25,580	9,811	0	39,313

Earnings in Consolidated Subsidiaries	38,629	47,939	0	0	(86,568)	0
Earnings of Unconsolidated Joint Venture	0	0	0	162	0	162
Interest Expense (Income), net	0	8,274	(2,871)	869	0	6,272

Income Before Income Taxes	38,629	35,743	36,777	19,109	(86,568)	43,690
Income Tax Expense (Benefit)	34	(2,886)	566	7,381	0	5,095

Net Income	$38,595	$38,629	$36,211	$11,728	$(86,568)	$38,595

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$369,648	$438,731	$(77,123)	$731,256
Cost of Goods Sold	0	(120)	262,310	350,943	(77,123)	536,010

Gross Profit	0	120	107,338	87,788	0	195,246

Operating Expenses
Research and development	0	0	8,374	5,194	0	13,568
Selling, general and administrative	0	(180)	38,659	16,604	0	55,083
Depreciation and amortization	0	8,236	15,452	6,542	0	30,230

Total operating expenses	0	8,056	62,485	28,340	0	98,881

Loss on Extinguishment of Debt	0	2,985	0	0	0	2,985
Earnings in Consolidated Subsidiaries	68,854	103,002	0	0	(171,856)	0
Loss of Unconsolidated Joint Venture	0	0	0	(739)	0	(739)
Interest Expense (Income), Net	0	23,092	(7,713)	1,717	0	17,096

Income Before Income Taxes	68,854	68,989	52,566	56,992	(171,856)	75,545
Income Tax Expense	0	135	0	6,556	0	6,691

Net Income	$68,854	$68,854	$52,566	$50,436	$(171,856)	$68,854

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$344,208	$333,343	$(72,733)	$604,818
Cost of Goods Sold	0	0	240,286	279,025	(72,733)	446,578

Gross Profit	0	0	103,922	54,318	0	158,240

Operating Expenses
Research and development	0	0	7,080	4,476	0	11,556
Selling, general and administrative	0	(82)	32,694	11,222	0	43,834
Depreciation and amortization	0	7,818	11,712	3,485	0	23,015

Total operating expenses	0	7,736	51,486	19,183	0	78,405

Earnings in Consolidated Subsidiaries	58,424	79,762	0	0	(138,186)	0
Earnings of Unconsolidated Joint Venture	0	0	0	236	0	236
Interest Expense (Income), net	0	16,581	(5,654)	1,409	0	12,336

Income Before Income Taxes	58,424	55,445	58,090	33,962	(138,186)	67,735
Income Tax Expense (Benefit)	34	(2,979)	566	11,724	0	9,345

Net Income	$58,390	$58,424	$57,524	$22,238	$(138,186)	$58,390

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0	$(14,648)	$24,231	$4,660	$0	$14,243

Cash flows from investing activities
Proceeds from (payments on) intercompany loans	0	11,424	0	0	(11,424)	0
Purchase of plant and equipment, net of proceeds from sales of equipment	0	0	(25,505)	(9,555)	0	(35,060)
Purchase of software	0	0	(1,121)	0	0	(1,121)
Net cash provided by (used in) investing activities	0	11,424	(26,626)	(9,555)	(11,424)	(36,181)
Cash flows from financing activities
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(389,410)	0	0	0	(389,410)
Cash contributions from member	0	7,865	0	0	(7,865)	0
Cash distributions to member	(7,865)	0	0	0	7,865	0
Proceeds from the exercise of stock options	7,865	0	0	0	0	7,865
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from (payments on) intercompany loans	0	0	10,313	(21,737)	11,424	0

Net cash provided by (used in) financing activities	0	3,224	10,313	(21,737)	11,424	3,224

Effect of exchange rate differences on cash	0	0	0	(6,791)	0	(6,791)

Net increase (decrease) in cash and cash equivalents	0	0	7,918	(33,423)	0	(25,505)
Cash and cash equivalents at beginning of period	0	0	31,421	61,329	0	92,750

Cash and cash equivalents at end of period	$0	$0	$39,339	$27,906	$0	$67,245

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0	$(12,315)	$6,231	$(44,953)	$0	$(51,037)

Cash flows from investing activities
Proceeds from (payments on) intercompany loans	0	(849)	0	0	849	0
Purchase of plant and equipment, net of proceeds from sales of equipment	0	0	(14,178)	(3,367)	0	(17,545)
Purchase of software	0	0	(1,857)	0	0	(1,857)

Net cash used in investing activities	0	(849)	(16,035)	(3,367)	849	(19,402)

Cash flows from financing activities
Proceeds from debt	0	69,000	0	0	0	69,000
Repayment of debt	0	(70,152)	0	0	0	(70,152)
Cash contribution from member	0	11,750	0	0	(11,750)	0
Cash distribution to member	(11,750)	0	0	0	11,750	0
Proceeds from issuance of common stock	11,197	0	0	0	0	11,197
Proceeds from stock based compensation	1,087	0	0	0	0	1,087
Costs associated with the issuance of common stock	(534)	0	0	0	0	(534)
Proceeds from insurance note payable	0	3,518	0	0	0	3,518
Repayment of insurance note payable	0	(952)	0	0	0	(952)
Proceeds from (payments on) intercompany loans	0	0	(11,914)	12,763	(849)	0

Net cash provided by (used in) financing activities	0	13,164	(11,914)	12,763	(849)	13,164

Effect of exchange rate differences on cash	0	0	0	27,389	0	27,389

Net decrease in cash and cash equivalents	0	0	(21,718)	(8,168)	0	(29,886)
Cash and cash equivalents at beginning of period	0	0	36,567	32,724	0	69,291

Cash and cash equivalents at end of period	$0	$0	$14,849	$24,556	$0	$39,405

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be useful.

17. Subsequent Events

We have evaluated significant events and transactions that have occurred after the balance sheet date and have determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2010. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading global producer of engineered polymers and one of the world’s leading producers of styrenic block copolymers (“SBCs”). We market our products under the widely recognized KRATON® brand. SBCs are highly-engineered synthetic elastomers which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, imparting greater flexibility, resilience, strength, durability and processability. Our SBC products are found in many everyday applications, including disposable baby diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber latex (“IRL”), a highly-engineered, synthetic substitute for natural rubber latex. Our IRL products, which are used in applications such as surgical gloves and condoms, have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications.

We offer our customers a broad portfolio of products that includes 251 core commercial grades of SBCs. We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

We combine these four product lines in two major types of SBCs; USBCs and HSBCs. We include IR and IRL in our USBC product type and compounds are included in both USBC and HSBC product types depending on polymer chemistry. USBCs represented approximately 68.5% and 67.2% and HSBC’s represented approximately 31.5% and 32.8% of sales revenue for the three and six months ended June 30, 2011, respectively. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added applications, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

We have aligned our commercial activities to serve a broad range of applications within each of our four core end use markets:

•	Advanced Materials, which represented 28.1% and 30.1% of sales revenue for the three and six months ended June 30, 2011;

•	Adhesives, Sealants and Coatings, which represented 31.6% and 31.7% of sales revenue for the three and six months ended June 30, 2011;

•	Paving and Roofing, which represented 33.1% and 30.4% of sales revenue for the three and six months ended June 30, 2011; and

•	Emerging Businesses, which includes our IRL activity, represented 5.2% and 5.5% of sales revenue for the three and six months ended June 30, 2011.

2011 Second Quarter Financial Highlights

•	Sales revenue increased by 16.4% compared to the second quarter of 2010, primarily due to increases in global product sales prices, in response to higher raw material costs.

•	Gross profit amounted to 28.1% and 26.8% of operating revenue in the second quarter of 2011 and 2010, respectively.

•

Net income improved by $8.4 million to $47.0 million or $1.44 per diluted share in the second quarter 2011, compared to net income of $38.6 million or $1.24 per diluted share in the second quarter of 2010.

•	Adjusted EBITDA improved by $11.2 million to $74.2 million compared to the second quarter of 2010, reflecting a margin of 19.2% of revenues.

Results of Operations

Factors Affecting Our Results of Operations

Cost of Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use three monomers as our primary raw materials in the manufacturing of our products: butadiene, styrene, and isoprene. These monomers together represented approximately 55% of our total costs of goods sold for both the second quarter 2011 and 2010, and 55% and 54% of our total cost of goods sold for the six months ended June 30, 2011 and 2010, respectively. Prices of these monomers have fluctuated significantly, with overall higher monomer pricing in the second quarter of 2011 than both the first quarter of 2011 and the second quarter of 2010. Prices for butadiene reflect worldwide supply and demand, the supply and price of natural rubber, and prevailing crude oil and ethylene prices. Butadiene pricing increased in the third quarter 2010 before declining in the fourth quarter of 2010. Butadiene prices have increased significantly through the first half of 2011. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and are influenced by prevailing crude oil and natural gas prices. Styrene pricing has been volatile with prices up in the first half of 2010, declining in the third quarter, and then increasing through the end of 2010 and into the first half of 2011. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, crude oil and natural gas prices, and existing supply and demand in the market. Spot isoprene pricing increased through the first half of 2010 before declining in the second half of 2010 due to improved supply/demand, and then increased again during the first half of 2011.

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from a variety of suppliers from Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with these suppliers on a short-term basis and have increased the number of these contracts since 2008 to enhance the availability of our isoprene supply.

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

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in approximately 60 countries from five manufacturing facilities on four continents. For the second quarter of 2011, approximately 41%, 42% and 17% of total sales revenue was generated from customers located in the Americas, Europe and the Asia Pacific regions, respectively. For the six months ended June 30, 2011, approximately 41%, 41% and 18% of total sales revenue was generated from customers located in the Americas, Europe and the Asia Pacific regions, respectively. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

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

The estimated impact from currency fluctuations, including the cost of hedging strategies, amounted to a pre-tax loss of $0.5 million and $0.4 million for the three months ended and pre-tax loss of $1.3 and $1.2 million for the six months ended June 30, 2011 and 2010 respectively.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Establishment of a Joint Venture Framework With Formosa Petrochemical Corporation. In July 2011, we announced, the execution of a framework agreement with Formosa Petrochemical Corporation (“FPCC”), a leading global petrochemicals and plastics manufacturer, which sets forth the major terms and conditions that will, upon completion of the necessary definitive agreements, govern the formation of a 50/50 joint venture between the two companies to construct and operate a 30 kiloton HSBC plant to be located in Mailiao, Taiwan. The agreement establishes a framework between Kraton and FPCC governing all commercial, operational, technical and management aspects of the planned joint venture company. Subsequent to our announcement of our execution of a Framework Agreement with FPCC, there have been two separate fires at FPCC’s Mailiao facilities, which may affect the permitting for the construction of the facility and the ultimate timing and success of the negotiation of final documentation for the joint venture. However, currently we continue to anticipate the completion of definitive documentation with FPCC by the end of 2011, subject to receiving all required regulatory approvals, and currently plan to have the plant operational in the second half of 2013. The cost of the plant is currently expected to be in the range of $165 to $200 million. We have reserved approximately $10.0 million in our 2011 capital expenditure plan for engineering related to this plant. As proposed in the framework agreement, the design of the joint venture plant will incorporate our proprietary polymerization technology, and the plant will produce our high value-added HSBC polymer grades. The plant will be operated by the joint venture and Kraton will undertake the global marketing of all products manufactured at the facility.

Pricing. We have implemented a series of global price increases in 2011, which have been generally broad-based across our end use markets in response to higher raw material costs and other factors.

Operations of our USBC facility at the Kashima Petrochemical Complex, Japan. We own a 50% equity investment in a manufacturing joint venture with JSR Corporation in Kashima Japan. Production capacity at the facility is approximately 42 kilotons of USBC products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement. Our earnings (loss) from this unconsolidated joint venture were $(0.9) million and $0.2 million for the three months ended and $(0.7) million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. Operations of this USBC facility at the Kashima Petrochemical Complex were shut down on March 11, 2011, as part of a complex wide emergency procedure in response to the recent earthquake and tsunami that struck Japan. Although the USBC facility was not damaged, there was damage to the broader infrastructure at the Kashima Petrochemical Complex including loading berths, roads and infrastructure around the facility. As a result, operations at the facility were suspended due to a lack of monomers and utilities. In May 2011, the facility returned to normal operations. We are responsible for costs to restore operations at the USBC facility in Japan, which amounted to approximately $0.1 million.

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

Project Completions. During the second quarter we commissioned a line conversion project at our Belpre, Ohio facility, which now provides for production of IR, replacing production capacity at our former manufacturing facility in The Netherlands that was closed in 2009. We also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil facility. Completion of these important projects will support anticipated continuing growth in demand for our CariflexTM IR and IRL.

Expansion of IRL Capacity in Japan. During the second quarter we executed a contract with our supplier in Japan to expand the manufacturing capability of IRL. The expansion will double the existing capacity in Japan, and is slated to be completed in mid-2013.

Outlook

Throughout 2011 we have continued to see prices increase for several of our key raw materials. The magnitude of price increases for inputs such as butadiene has been significant relative to historic trends, and the cost inflation is being driven by fundamentals that may continue for the foreseeable future. As part of our Price Right strategy, we have maintained our discipline of pursuing price increases for our products as a means of passing through higher costs for raw materials. During the second quarter we observed a general tightening of our customers’ supply chains as they worked to control costs and minimize their inventory levels, given current market conditions, and we have seen a minor share shift in some of our less-differentiated polymer grades. With the expectation that these market trends will continue in the third quarter, we now anticipate our third quarter sales volume to be between 81 and 84 kilotons.

The following table summarizes certain information relating to our operating results that has been derived from our condensed consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Sales Revenue	$386,428	$332,086	$731,256	$604,818
Cost of Goods Sold	278,033	242,973	536,010	446,578

Gross Profit	108,395	89,113	195,246	158,240

Operating Expenses
Research and development	6,966	5,572	13,568	11,556
Selling, general and administrative	27,912	21,772	55,083	43,834
Depreciation and amortization	15,604	11,969	30,230	23,015

Total operating expenses	50,482	39,313	98,881	78,405

Loss on Extinguishment of Debt	0	0	2,985	0
Earnings (Loss) of Unconsolidated Joint Venture	(880)	162	(739)	236
Interest Expense, net	5,915	6,272	17,096	12,336

Income Before Income Taxes	51,118	43,690	75,545	67,735
Income Tax Expense	4,141	5,095	6,691	9,345

Net Income	$46,977	$38,595	$68,854	$58,390

Earnings per common share (note 7)
Basic	$1.47	$1.25	$2.16	$1.90
Diluted	$1.44	$1.24	$2.12	$1.88
Weighted average common shares outstanding
Basic	31,757	30,668	31,683	30,615
Diluted	32,339	31,106	32,271	30,887

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales Revenue

For the three months ended June 30, 2011, total sales revenue increased $54.3 million or 16.4% compared to the same period in 2010, largely due to increases in global product sales prices, which were primarily in response to higher raw material costs of $44.1 million, and changes in foreign currency exchange rates of $22.8 million, offset by decreased sales volumes of $12.6 million. Sales volumes amounted to 82.3 kilotons and 86.2 kilotons for the three months ended June 30, 2011 and 2010, respectively.

The following factors also influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue increased $10.5 million or 10.7% to $108.5 million from $98.0 million for the three months ended June 30, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material and other input costs, partially offset by modestly lower volume in Asia. We continued to see positive momentum in our innovation portfolio, particularly in Europe.

•

Adhesives, Sealants and Coatings. Sales revenue increased $17.5 million or 16.7% to $121.9 million from $104.4 million for the three months ended June 30, 2011 and 2010, respectively. Sales revenue growth was primarily due to global price increases implemented in response to rising raw material and other input costs, and innovation-led volume growth in European HSBC products, primarily in health and beauty applications. The revenue growth in this end use market was partially offset by modestly lower volumes in certain less differentiated USBC products.

•

Paving and Roofing. Sales revenue increased $20.3 million or 18.9% to $127.8 million from $107.5 million for the three months ended June 30, 2011 and 2010, respectively. The increase was primarily due to global price increases implemented in response to rising raw material and other input costs and continued growth of innovation-led volumes in both paving and roofing applications. Volumes were negatively impacted by first quarter 2011 pre-buy activities and the impact of customer destocking, which resulted in lower demand for our products in the second quarter 2011.

•

Emerging Businesses. Sales revenue increased $1.3 million or 6.4% to $20.2 million from $18.9 million for the three months ended June 30, 2011 and 2010, respectively. The increase reflects the continued demand for our CariflexTM IR Latex products in applications such as surgical gloves and condoms, as well as CariflexTM solid IR in medical and coatings applications. During the second quarter we commissioned a line conversion project at our Belpre, Ohio facility, which now provides for production of IR, replacing production capacity at our former manufacturing facility in The Netherlands that was closed in 2009. We also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil facility. Completion of these important projects will support anticipated continuing growth in demand for our CariflexTM IR and IRL.

Cost of Goods Sold

Cost of goods sold increased $35.1 million or 14.4% for three months ended June 30, 2011 compared to the same period in 2010. The increase was driven primarily by a $24.6 million increase from changes in foreign currency exchange rates, a $20.6 million increase in monomer and other production costs and a $10.1 million decrease in volume.

Cost of goods sold was 71.9% and 73.2% of sales revenue for the three months ended June 30, 2011 and 2010, respectively. The spread between the first-in, first-out (FIFO) basis of accounting and the last-in, first-out (LIFO) basis of accounting, resulted in a decrease in cost of goods sold of approximately $49.8 million and $14.7 million for the three months ended June 30, 2011 and 2010, respectively.

Gross Profit

Gross profit for the three months ended June 30, 2011 increased $19.3 million, a 21.6% increase compared to the same period in 2010. Gross profit was 28.1% and 26.8% of sales revenue for the three months ended June 30, 2011 and 2010, respectively.

Operating Expenses

•

Research and Development. Research and development expenses increased $1.4 million or 25.0% largely due to an increase in employee related costs and higher maintenance and operational costs. Research and development expenses were 1.8% and 1.7% of sales revenue for the three months ended June 30, 2011 and 2010, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $6.1 million or 28.2% largely due to an increase in employee related costs. We also incurred approximately $0.4 million in costs associated with the Asian HSBC plant. Selling, general and administrative expenses were 7.2% and 6.6% of sales revenue for the three months ended June 30, 2011 and 2010, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $3.6 million or 30.4% largely due to increased levels of capital expenditures on expansion and improvement projects and accelerated depreciation of the net book value of the coal-burning boilers at our Belpre, Ohio facility associated with new EPA regulations for controlling hazardous air emissions from industrial boilers.

Interest expense, net

Interest expense, net decreased $0.4 million or 5.7% to $5.9 million from $6.3 million for the three months ended June 30, 2011 and 2010, respectively. The decrease is primarily due to lower interest rates. The average debt balances outstanding were $402.2 million at an average effective interest rate of 5.6% and $393.7 million at an average effective interest rate of 6.5% for the three months ended June 30, 2011 and 2010, respectively.

Income tax expense

Income tax expense was $4.1 million and $5.1 million for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate was 8.1% and 11.7% for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended June 30, 2011 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carryforwards and uncertain tax positions. Additionally, for the three months ended June 30, 2011, we earned $39.0 million of pre-tax income in tax jurisdictions with an expected full year effective tax rate of 8.5%.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. We have recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. For the three months ended June 30, 2011, we released a portion of our valuation allowance in the amount of $4.1 million and $0.2 million for the United States and France, respectively, due to actual taxable income generated in the period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Net income

Net income was $47.0 million or $1.44 per diluted share for the three months ended June 30, 2011, an increase of $8.4 million compared to net income of $38.6 million or $1.24 per diluted share in the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Sales Revenue

For the six months ended June 30, 2011, total sales revenue increased $126.4 million or 20.9% compared to the same period in 2010, largely due to increases in global product sales prices, which were primarily in response to higher raw material costs of $85.8 million, changes in foreign currency exchange rates of $24.9 million and increased sales volumes of $15.7 million. Sales volumes amounted to 163.6 kilotons and 159.1 kilotons for the six months ended June 30, 2011 and 2010, respectively.

The following factors also influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue increased $29.4 million or 15.4% to $219.8 million from $190.4 million for the six months ended June 30, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material and other input costs, on essentially flat volumes. We saw continued growth of innovation-led volumes, particularly in Europe and Asia Pacific. The innovation growth was driven by continued positive momentum for applications including personal care application such as diapers and adult incontinence products, and in PVC-free alternatives for wire and cable applications such as computer data and power cords, and for medical applications such as IV bags and tubing. The innovation-led volume increases were offset by volume declines in traditional compounding applications, which were primarily driven by destocking.

•

Adhesives, Sealants and Coatings. Sales revenue increased $35.2 million or 17.9% to $232.0 million from $196.8 million for the six months ended June 30, 2011 and 2010, respectively. Sales revenue growth was primarily due to global price increases implemented in response to rising raw material and other input costs, and innovation-led volume growth in HSBC products, primarily in Europe in health and beauty gel applications. Volumes were modestly lower, primarily in less differentiated grades within our USBC portfolio.

•

Paving and Roofing. Sales revenue increased $52.9 million or 31.3% to $222.0 million from $169.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to global price increases implemented in response to rising raw material and other input costs, and volume growth in European roofing as well as North American and European paving markets. We also saw demand growth in emerging markets and strong innovation-led growth in both paving and roofing applications.

•

Emerging Businesses. Sales revenue increased $7.6 million or 23.3% to $40.2 million from $32.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase reflects the continued volume growth for our CariflexTM IR Latex business in applications such as surgical gloves and condoms, as well as CariflexTM solid IR in medical and coatings applications.

Cost of Goods Sold

Cost of goods sold for six months ended June 30, 2011 increased $89.4 million or 20.0% compared to the same period in 2010. The increase was driven primarily by a $53.8 million increase in monomer and other production costs, a $26.3 million increase from changes in foreign currency exchange rates and a $9.3 million increase in volume.

Cost of goods sold was 73.3% and 73.8% of sales revenue for the six months ended June 30, 2011 and 2010, respectively. The spread between the FIFO basis of accounting and the LIFO basis of accounting, resulted in a decrease in cost of goods sold of approximately $70.9 million and $21.9 million for the six months ended June 30, 2011 and 2010, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2011 increased $37.0 million, a 23.4% increase compared to the same period in 2010. Gross profit was 26.7% and 26.2% of sales revenue for the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

•

Research and Development. Research and development expenses increased $2.0 million or 17.4% largely due to an increase in employee related costs and higher maintenance and operational costs. Research and development expenses were 1.9% of sales revenue for both the six months ended June 30, 2011 and 2010.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $11.2 million or 25.7% primarily due to an increase in employee related costs. We also incurred approximately $0.5 million in costs associated with the Asian HSBC plant. Selling, general and administrative expenses were 7.5% and 7.2% of sales revenue for the six months ended June 30, 2011 2010, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $7.2 million or 31.3% largely due to higher levels of capital expenditures on expansion and improvement projects and the accelerated depreciation of the net book value of the coal-burning boilers at our Belpre, Ohio facility associated with the new EPA regulations for controlling hazardous air emission from industry boilers.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a loss on the extinguishment amounting to $3.0 million.

Interest expense, net

Interest expense, net increased $4.8 million or 38.6% to $17.1 million from $12.3 million for the six months ended June 30, 2011 and 2010, respectively, primarily due to a $4.2 million write-off of deferred debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011. The average debt balances outstanding were $400.7 million at an average effective interest rate of 8.4% (5.8% excluding the above mentioned write-off of deferred debt issuance costs and interest rate swap settlement associated with the refinancing) and $393.1 million at an average effective interest rate of 6.4% for the six months ended June 30, 2011 and 2010, respectively.

Income tax expense

Income tax expense was $6.7 million and $9.3 million and the effective tax rate was 8.9% and 13.8% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate for the six months ended June 30, 2011 was lower than the statutory rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the recognition of the tax benefit for certain net operating loss carry forwards and uncertain tax positions. Additionally, for the six months ended June 30, 2011, we earned $60.8 million of pre-tax income in tax jurisdictions with an expected full year effective tax rate of 8.5%.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. We have recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. For the six months ended June 30, 2011, we released a portion of our valuation allowance in the amount of $6.6 million and $0.4 million for the United States and France, respectively, due to actual taxable income generated in the period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Net income

Net income was $68.9 million or $2.12 per diluted share for the six months ended June 30, 2011, an increase of $10.5 million compared to net income of $58.4 million or $1.88 per diluted share for the six months ended June 30, 2010.

Critical Accounting Policies

Benefit Plans. We sponsor a noncontributory defined benefit pension plan (“Pension Plan”), a non-qualified defined benefit pension plan, and an additional post-retirement benefit plan (“Retiree Medical Plan”). Management evaluates significant assumptions annually. Management’s estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The selection of assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations recorded in the consolidated balance sheets and on the amount of expense included in the consolidated statements of operations. Our management relies in part on actuarial studies when it determines the appropriateness for certain of its assumptions used in determining the benefit obligations and the annual expense for these plans.

The discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available with maturities consistent with the projected benefit payout period. The expected long-term rate of return on assets is derived from a review of anticipated future long-term performance of individual asset classes and consideration of an appropriate asset allocation strategy, given the anticipated requirements of the Pension Plan, to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. Management also considers recent fund performance and historical returns in establishing the expected rate of return.

The movements of the capital markets impact the market value of the investment assets used to fund our Pension Plan. Future changes in plan asset returns, assumed discount rates and various other factors related to our pension and post-retirement plans will impact future pension expenses and liabilities.

The estimated effect of alternate assumptions on the 2011 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and health care cost increases.

The measurement date of the Pension Plan’s assets and obligations was December 31, 2010. Management applied a 5.68% discount rate, assumed an 8.5% long term rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2010 was approximately 38%, down from approximately 65% as of December 31, 2009, and the percentage of debt securities as of December 31, 2010 was approximately 53%, up from approximately 35% as of December 31, 2009. Management believes that, although the decrease in equity securities makes it less likely that the assumed 8.5% rate of return will be exceeded, the related expected decrease in volatility reduces the possibility of performance below 8.5% and that such assumed rate remains reasonable. For the Pension Plan, a 1% decrease in the assumed discount rate would result in a corresponding increase of $1.6 million in our estimated Pension Plan expense for 2011. A 1% decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $0.6 million, and a 1% increase in the expected salary rate would result in a corresponding increase of $0.7 million in expense for 2011, in each case holding all other assumptions and factors constant.

For the Retiree Medical Plan, a 1% decrease in the assumed discount rate would result in a corresponding increase of $0.2 million in our estimated expense and a 1% increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2011, respectively.

EBITDA and Adjusted EBITDA

We consider EBITDA and Adjusted EBITDA as important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance and companies in our industry. In addition, management uses these measures to evaluate operating performance; our executive compensation plan bases incentive compensation payments on our EBITDA performance; and our long-term debt agreements use EBITDA (with additional adjustments) to measure our compliance with certain financial covenants such as leverage and interest coverage. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
EBITDA (1)(2)	$72,637	$61,931	$122,871	$103,086
Adjusted EBITDA (2)	74,199	63,025	130,217	105,647

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(2)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide helpful information to securities analysts, investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

We reconcile Net Income to EBITDA and Adjusted EBITDA as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$46,977	$38,595	$68,854	$58,390
Plus
Interest expense, net	5,915	6,272	17,096	12,336
Income tax expense	4,141	5,095	6,691	9,345
Depreciation and amortization expenses	15,604	11,969	30,230	23,015

EBITDA (a)	$72,637	$61,931	$122,871	$103,086

Add
Restructuring and related costs (b)	(93)	655	1,412	790
Other non-cash expense (c)	1,655	439	2,949	1,771
Loss on extinguishment of debt (d)	0	0	2,985	0

Adjusted EBITDA (a)	$74,199	$63,025	$130,217	$105,647

(a)	EBITDA and Adjusted EBITDA are impacted by the spread between the FIFO basis of accounting and the LIFO basis of accounting. The spread between the LIFO and FIFO basis resulted in a positive impact (by reducing Cost of Goods Sold) to EBITDA and Adjusted EBITDA of approximately $49.8 million and $14.7 million for the three months ended and $70.9 million and $21.9 million for the six months ended June 30, 2011 and 2010, respectively.
(b)	2011 restructuring and related charges consisted primarily of consulting fees, severance expenses, and other charges associated with the restructuring of our European organization, expenses associated with the March 2011 secondary public offering, and charges associated with evaluating acquisition transactions. 2010 charges consisted primarily of consulting fees associated with the restructuring of our European organization.
(c)	For both periods, consists of non-cash compensation.
(d)	In 2011, reflects the loss on extinguishment of debt related to the refinancing of Kraton’s debt in February 2011.

Restructuring and related charges discussed above were recorded in our Condensed Consolidated Statements of Operations, as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Selling, general and administrative	(93)	655	1,412	790

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At June 30, 2011, we had $67.2 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and cash in our operating accounts. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net total leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms which are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such an acceleration may in turn constitute an event of default under our notes or other debt instruments.

As of the date hereof, we have no outstanding draws under the revolving portion of our senior secured credit facility and therefore have available to us, upon compliance with customary conditions, $200.0 million under such revolving portion. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although, based upon our present analysis, we currently believe that each of the counterparties would meet their funding requirements. We have borrowed substantially all of the available commitments under the term loan portion of our credit facility.

We made contributions of $2.1 million to our pension plan in the six months ended June 30, 2011 and expect to contribute an additional $5.3 million during the last six months of the year for total contributions of $7.4 million in 2011 versus $3.3 million in 2010. If the market value of these assets does not improve during 2011, higher levels of contributions could be required in 2012 and beyond.

As of June 30, 2011, we had $27.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $0.6 million of additional tax expense if repatriated.

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

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $14.2 million for the six months ended June 30, 2011 compared to $51.0 million net cash used in operating activities during the same period in 2010. This represents a net increase of $65.2 million or 128.0% largely due to higher net earnings and a decrease in the amount of working capital required for the period. Net income for the six months ended June 30, 2011 was $10.5 million higher than the same period in 2010. After adjusting net income for certain items including depreciation and amortization, the loss on extinguishment of debt and deferred taxes that are necessary to reconcile net income to net cash provided by or used in operating activities, we generated $27.2 million more cash in first six months of 2011 compared to the same period in 2010. Furthermore, changes in working capital consumed $100.8 million of cash in the six months ended June 30, 2011 compared to consuming $138.8 million of cash for the same period in 2010. The resulting $38.0 million increase in operating cash flows period over period was primarily the result of:

•	a $14.8 million decrease in other assets related to value added taxes;

•	a $9.9 million decrease in other payable and accruals in 2010 related to our Pernis restructuring; and

•	a $8.6 million increase in trade accounts payable primarily related to the increase in inventory, reflecting higher raw material costs.

Cash and cash equivalents decreased to $67.2 million at June 30, 2011 from $92.8 million at December 31, 2010. Amounts undrawn on our revolving loans amounted to $200.0 million and $80.0 million at June 30, 2011 and December 31, 2010, respectively. Therefore, liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $267.2 million and $172.8 million at June 30, 2011 and December 31, 2010, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $36.2 million and $19.4 million for the six months ended June 30, 2011 and 2010, respectively.

Expected Capital Expenditures. We expect 2011 capital expenditures will be approximately $80.0 to $85.0 million. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our existing facilities in each of the next three to five years are expected to be approximately $16.0 million to $22.0 million. Included in our 2011 capital expenditure estimate is approximately $10.0 million for engineering related to our ongoing assessment of a possible HSBC manufacturing facility in Asia, approximately $14.1 million to replace IR production from the closure of our Pernis facility, approximately $3.2 million for IRL expansion at our Paulinia facility, approximately $4.8 million for the multi-year systems and control upgrades at our Belpre facility, approximately $4.5 million for a new semi-works facility in support of our innovation pipeline and growth portfolio, and approximately $0.5 million to upgrade or replace our coal-burning boilers at our Belpre facility. For the six months ended June 30, 2011, capital expenditures were $36.2 million.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2011 was approximately 58% equity and 42% debt compared to approximately 50% equity and 50% debt as of June 30, 2010.

Net cash provided by financing activities totaled $3.2 million for the six months ended June 30, 2011 compared to $13.2 million net cash provided by financing activities during the same period in 2010. The $10.0 million decrease was driven primarily by:

•	$15.2 million paid for debt issuance costs related the debt refinancing in February 2011;

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option in January 2010;

•	a net $2.6 million decrease from the repayment of a note to finance our annual insurance premium; partially offset by

•	a $6.8 million increase in proceeds from the exercise of employee stock options; and

•	a net $11.7 million increase in proceeds from and repayment of debt.

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

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our Annual Report on Form 10-K for the period ended December 31, 2010. See Note 8 Long-Term Debt to the condensed consolidated financial statements accompanying this report for an updated debt maturity schedule. Our current estimated future pension contributions for fiscal years 2011 through 2015 are $7.4 million, $9.8 million, $9.1 million, $8.7 million and $3.7 million, respectively. Please see “Critical Accounting Policies” above for a discussion of factors and assumptions that can materially impact these estimates. Other than the refinancing of our debt in February 2011 and our estimated future pension contributions, there have been no other material changes to the contractual obligation amounts disclosed in our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of June 30, 2011.

OTHER ISSUES

Adoption of Accounting Standards

We have implemented all new applicable accounting pronouncements that are in effect and that we believe may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of June 30, 2011 consist of an interest rate swap to hedge our variable rate debt and forward contracts to purchase raw materials.

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding variable rate debt under our senior secured credit agreement. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows. In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement is effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the 3.0% margin on our Term Loan, our hedged fixed rate is 4.0%. We recorded an unrealized gain of $0.1 million in accumulated other comprehensive income related to the effective portion of this interest rate swap for the three months ended June 30, 2011. This financial instrument is recorded at its fair value as of June 30, 2011, which is driven by the 30-day LIBOR forward curve. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10%, or 10 basis points, from the rates as of June 30, 2011 for the life of the interest rate swap agreement. This hypothetical scenario would result in a change of $0.2 million to the other current assets line item in our Condensed Consolidated Balance Sheets as of June 30, 2011.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. As of June 30, 2011, we did not have any foreign exchange financial instruments.

Commodity Price Risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. For the remainder of 2011, a hypothetical 10% change in the market price for these raw materials would change our cost of goods sold by $32.1 million.

Item 4.	Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our planned joint venture in Asia is subject to risks and uncertainties.

We are currently negotiating with Formosa Petrochemical Corporation to construct and operate a 30 kiloton HSBC plant to be located in Mailiao, Taiwan. We cannot give any assurance that we will be able to acquire the necessary permitting for the construction of the plant in a timely fashion, if at all, or be able to reach definitive agreements regarding this joint venture or, if definitive agreements are reached, that the plant will be successfully constructed and operated within our expected timeframe or budget or yield expected results. If any of these risks materialize, our prospects in Asia could be materially delayed or adversely impacted.

The risks and uncertainties described above and in our most recent Annual Report on Form 10-K, filed with the SEC on March 7, 2011, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit Number

10.1*

Credit Agreement dated as of February 11, 2011 among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent.

10.2*+	Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (As Amended and Restated Effective May 25, 2011)

10.3*+	Separation Agreement dated effective as of May 31, 2011 by and between Larry R. Frazier and Kraton Polymers LLC and Kraton Performance Polymers, Inc.

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: August 4, 2011	/s/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: August 4, 2011	/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer