Form 10-K/A
period 2010-12-31
Kraton Performance Polymers, Inc.
filed 2011-10-28
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Original 10-K”). The sole purpose of the Amendment is to file revised redacted versions of Exhibits 10.30, 10.31, 10.37, 10.44 and 10.45 as exhibits to the Form 10-K. Confidential portions of the exhibits have been omitted and filed separately under a confidential treatment request with the SEC. The exhibits filed with the Amendment supersede the corresponding exhibits incorporated by reference into the Original 10-K.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to the Amendment. Except as described above, the Amendment does not reflect events occurring after the date of the Original 10-K or modify or update the disclosures in the Original 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 1 on Form 10-K/A or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2011

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2011.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director
Kevin M. Fogarty	(Principal Executive Officer)

/S/ STEPHEN E. TREMBLAY	Vice President and Chief Financial Officer
Stephen E. Tremblay	(Principal Financial Officer)

/S/ JASON P. CLARK	Chief Accounting Officer
Jason P. Clark	(Principal Accounting Officer)

/S/ DAN F. SMITH*	Director and Chairman of the Board of Directors
Dan F. Smith

/S/ BARRY J. GOLDSTEIN*	Director and Chairman of the Audit Committee
Barry J. Goldstein

Director
Anna C. Catalano

/S/ MICHAEL G. MACDOUGALL*	Director
Michael G. MacDougall

Director
John J. Gallagher, III

/S/ TIMOTHY J. WALSH*	Director
Timothy J. Walsh

Director
Francis S. Kalman

/S/ STEVEN J. DEMETRIOU*	Director
Steven J. Demetriou

/S/ RICHARD C. BROWN*	Director
Richard C. Brown

/S/ KAREN A. TWITCHELL*	Director
Karen A. Twitchell

*By:	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay As attorney-in-fact

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this Amendment No. 1 on Form 10-K/A, including those incorporated herein by reference.

Exhibit No	Description of Exhibits

10.30*	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement between Shell Chimie S.A. and KRATON Polymers France SAS, dated February 28, 2001 (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.31*	Amended and Restated Belpre Facility Sharing and Operating Agreement between Infineum USA LP, Shell Oil Company and Shell Elastomers LLC dated July 1, 1999 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.37*	1,3-Butadiene Agreement between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH, dated December 1, 1999 (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.44*	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.45*	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappil B.V. and KRATON Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to Kraton Performance Polymers Inc.’s Form 10-K filed with the SEC on March 7, 2011).

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.