Form 10-Q
period 2011-09-30
Kraton Performance Polymers, Inc.
filed 2011-11-02
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 28, 2011: 32,091,020.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions and in this report include statements regarding our general “outlook”; our ability to obtain raw materials; estimated sales volumes; adequacy of accruals for contingencies; costs, timing and plans related to our planned joint venture with Formosa Petrochemical Corporation and the related manufacturing facility; estimated future contributions to our employee benefit plans; anticipated benefits of our European office consolidation; adequacy of cash flows to fund working capital and anticipated capital expenditures; and expectations regarding counterparties’ ability to perform. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, as subsequently amended on October 28, 2011, including but not limited to “Part I, Item 1A. Risk Factors” and “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end-use markets, by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly for Paving and Roofing end uses;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political and economic risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	our planned joint venture in Asia may not materialize;

•	future sales of our shares could adversely affect the market price of our common stock; and

•	Delaware law and some provisions of our organizational documents make a takeover of our company more difficult.

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$45,548	$92,750
Receivables, net of allowances of $781 and $947	179,761	136,132
Inventories of products, net	435,362	325,120
Inventories of materials and supplies, net	9,870	9,631
Other current assets	36,537	38,749

Total current assets	707,078	602,382

Property, plant and equipment, less accumulated depreciation of $285,964 and $252,387	375,800	365,366
Identifiable intangible assets, less accumulated amortization of $56,576 and $50,123	66,976	70,461
Investment in unconsolidated joint venture	13,908	13,589
Debt issuance costs	11,769	3,172
Other long-term assets	24,002	25,753

Total Assets	$1,199,533	$1,080,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term debt	$7,500	$2,304
Accounts payable-trade	83,514	86,699
Other payables and accruals	51,007	60,782
Deferred income taxes	595	595
Due to related party	14,507	19,264

Total current liabilities	157,123	169,644
Long-term debt, net of current portion	386,875	380,371
Deferred income taxes	18,674	14,089
Other long-term liabilities	65,442	64,242

Total liabilities	628,114	628,346

Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding at September 30, 2011; 31,390 shares issued and outstanding at December 31, 2010	321	314
Additional paid in capital	346,190	334,457
Retained earnings	208,658	96,711
Accumulated other comprehensive income	16,250	20,895

Total stockholders’ equity	571,419	452,377

Total Liabilities and Stockholders’ Equity	$1,199,533	$1,080,723

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales Revenue	$401,993	$335,442	$1,133,249	$940,260
Cost of Goods Sold	300,539	252,561	836,549	699,139

Gross Profit	101,454	82,881	296,700	241,121

Operating Expenses
Research and development	6,703	6,125	20,271	17,681
Selling, general and administrative	25,838	24,819	80,921	68,653
Depreciation and amortization	16,689	13,027	46,919	36,042

Total operating expenses	49,230	43,971	148,111	122,376

Loss on Extinguishment of Debt	0	0	2,985	0
Earnings (Loss) of Unconsolidated Joint Venture	595	81	(144)	317
Interest Expense, Net	6,288	6,127	23,384	18,463

Income Before Income Taxes	46,531	32,864	122,076	100,599
Income Tax Expense	3,438	4,828	10,129	14,173

Net Income	$43,093	$28,036	$111,947	$86,426

Earnings per common share (note 7)
Basic	$1.34	$0.90	$3.51	$2.80
Diluted	$1.33	$0.88	$3.45	$2.76
Weighted average common shares outstanding
Basic	31,880	30,916	31,750	30,716
Diluted	32,215	31,590	32,253	31,145

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,947	$86,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,919	36,042
Amortization of debt issuance costs	6,067	1,553
Loss on disposal of fixed assets	28	3
Loss on extinguishment of debt	2,985	0
Change in fair value of interest rate swaps	0	(450)
Net distributed earnings from unconsolidated joint venture	660	86
Deferred income tax expense	4,585	7,168
Share-based compensation	4,196	2,836
Increase in
Accounts receivable	(42,637)	(38,713)
Inventories of products, materials and supplies	(108,423)	(55,917)
Other assets	(1,337)	(4,561)
Decrease in
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(15,439)	(12,431)
Due to related party	(6,001)	(1,304)

Net cash provided by operating activities	3,550	20,738

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net of proceeds from sales	(46,720)	(30,251)
Purchase of software	(2,968)	(2,081)

Net cash used in investing activities	(49,688)	(32,332)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	400,000	69,000
Repayments of debt	(391,285)	(70,728)
Proceeds from issuance of common stock	0	11,197
Costs associated with the issuance of common stock	0	(534)
Proceeds from the exercise of stock options	8,271	5,852
Proceeds from insurance note payable	4,734	3,336
Repayments of insurance note payable	(4,734)	(1,846)
Debt issuance costs	(15,231)	0

Net cash provided by financing activities	1,755	16,277

Effect of exchange rate differences on cash	(2,819)	4,311

Net increase (decrease) in cash and cash equivalents	(47,202)	8,994
Cash and cash equivalents, beginning of period	92,750	69,291

Cash and cash equivalents, end of period	$45,548	$78,285

Supplemental Disclosures
Cash paid during the period for income taxes, net of refunds received	$6,043	$3,444
Cash paid during the period for interest	$23,378	$21,252

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements we present in this report are for Kraton Performance Polymers, Inc. and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, as subsequently amended on October 28, 2011, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation, and Significant Accounting Policies in our most recent Annual Report on Form 10-K, as subsequently amended on October 28, 2011. There have been no changes to the policies disclosed therein. The accompanying unaudited condensed consolidated financial statements we present in this report have been prepared in accordance with those policies.

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

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to realize these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax expense/benefit, stockholders’ equity and could have a significant impact on our earnings in future periods.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new applicable accounting pronouncements that are in effect and that we believe may impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on our financial position or results of operations.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we recognize these costs using the straight-line method to report expense over the requisite service period. Share-based compensation expense was approximately $1.2 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $4.2 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively, which are recorded in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations. See Note 7 Earnings per Common Share for further discussion.

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) and on May 25, 2011, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board of directors determines from time to time.

Under this plan, there were 3,159,469 and 3,599,484 shares of common stock available for issuance as of September 30, 2011 and December 31, 2010, respectively. We awarded 129,328 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, 432,155 options to our employees and 18,798 shares of common stock to members of the board of directors for the nine month ended September 30, 2011. These options have a ten year term and vest in equal installments over three or five years.

Stock Option Activity

Option activities for the nine months ended September 30, 2011 are as follows:

	Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	1,559	$14.31
Granted	432	35.95
Exercised	555	13.57
Forfeited	143	16.85

Outstanding at September 30, 2011	1,293	$21.57

Exercisable at September 30, 2011	457	$13.96

4. Restructuring and Restructuring-related Costs

European Office Consolidation. In the third quarter of 2010, we consolidated our transactional functions as well as much of our European management in a new European central office in Amsterdam, Netherlands. We completed this consolidation during the first quarter of 2011 and our aggregate total cost was $5.7 million as of September 30, 2011, of which approximately $1.1 million was incurred in the nine months ended September 30, 2011. These costs were primarily comprised of employee severance, consulting expenses, and other charges, which are recorded in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations. The following is a summary of the activity associated with our European office consolidation:

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$0
Restructuring costs	4,588
Payments	(3,199)

Accrued European office consolidation restructuring at December 31, 2010	$1,389
Restructuring costs	1,120
Payments	(2,081)

Accrued European office consolidation restructuring at September 30, 2011	$428

5. Detail of Certain Balance Sheet Accounts

The components of inventories of products, other payables and accruals and other long-term liabilities are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Inventories of products, net:
Finished products	$342,773	$252,056
Work in progress	3,822	4,319
Raw materials	88,767	68,745

	$435,362	$325,120

Other payables and accruals:
Employee related	$16,451	$17,807
Income taxes payable	8,409	7,258
Other	26,147	35,717

	$51,007	$60,782

Other long-term liabilities:
Pension	$56,540	$59,479
Other	8,902	4,763

	$65,442	$64,242

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$43,093	$28,036	$111,947	$86,426
Other comprehensive income
Foreign currency translation adjustments, net of tax	(28,717)	31,836	(4,797)	(1,164)
Reclassification of gain on interest rate swaps into earnings	0	0	0	(450)
Change in fair value of interest rate swaps	(1,018)	(340)	152	179
Change in fair value of net investment hedge	0	718	0	792

Total comprehensive income	$13,358	$60,250	$107,302	$85,783

Accumulated other comprehensive income consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Foreign currency translation adjustments	$45,604	$50,401
Net unrealized loss on interest rate swaps	(921)	(1,073)
Net unrealized gain on net investment hedge	899	899
Pension liability	(29,332)	(29,332)

Total accumulated other comprehensive income	$16,250	$20,895

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Restricted stock awards outstanding totaled 199,615 and 118,413 at September 30, 2011 and 2010, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 196,910 and 118,413 for the three months ended September 30, 2011 and 2010, respectively, and 161,492 and 130,210 for the nine months ended September 30, 2011 and 2010, respectively.

Restricted share units in the amount of 29,491 and 35,098 and stock options in the amount of 1,292,751 and 1,790,427 were outstanding at September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011 and 2010, our weighted average restricted share units outstanding were 29,491 and 35,098, respectively; and 31,627 and 35,098, respectively, and are included in the computation of our diluted EPS.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 398,008 and 25,000 for the three months ended September 30, 2011 and 2010, respectively, and 368,008 and 25,000 for the nine months ended September 30, 2011 and 2010, respectively.

The following tables summarize the effect of the share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$43,093	32,077		$28,036	31,034
Less: amounts allocated to unvested restricted shares	(265)	(197)		(107)	(118)

Amounts available to common stockholders	$42,828	31,880	$1.34	$27,929	30,916	$0.90

Diluted:
Effect of dilutive securities
Add: amounts allocated to unvested restricted shares	265	197		107	118
Restricted share units—non participating		29			35
Stock options added to the denominator under the treasury stock method		306			639
Less: amounts reallocated to unvested restricted shares	(262)	(197)		(105)	(118)

Amounts available to common stockholders and assumed conversions	$42,831	32,215	$1.33	$27,931	31,590	$0.88

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$111,947	31,911		$86,426	30,846
Less: amounts allocated to unvested restricted shares	(567)	(161)		(364)	(130)

Amounts available to common stockholders	$111,380	31,750	$3.51	$86,062	30,716	$2.80

Diluted:
Effect of dilutive securities
Add: amounts allocated to unvested restricted shares	567	161		364	130
Restricted share units—non participating		32			35
Stock options added to the denominator under the treasury stock method		471			394
Less: amounts reallocated to unvested restricted shares	(558)	(161)		(359)	(130)

Amounts available to common stockholders and assumed conversions	$111,389	32,253	$3.45	$86,067	31,145	$2.76

8. Long-Term Debt

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 through an institutional private placement and entering into a new $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. The credit agreement provides for senior secured financing consisting of:

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

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Term Loans	$144,375	$219,425
6.75% unsecured notes	250,000	0
12.0% discount notes	0	250
8.125% notes	0	170,000
8.125% notes held in treasury	0	(7,000)

Total debt	394,375	382,675
Less current portion of long-term debt	7,500	2,304

Total long-term debt	$386,875	$380,371

Senior Secured Credit Agreement. Kraton Polymers LLC is the borrower under our senior secured credit agreement dated as of February 11, 2011, which is unconditionally guaranteed by Kraton Performance Polymers, Inc. and the wholly- owned domestic subsidiaries of Kraton Polymers LLC, and is required to be guaranteed by all future direct and indirect material domestic subsidiaries. Borrowings under the Revolving Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% through December 31, 2011 and thereafter 1.75% to 2.25% depending on a consolidated net leverage ratio, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% through December 31, 2011 and thereafter 2.75% to 3.25% depending on a consolidated net leverage ratio.

Borrowings under the Term Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates on the Term Loans for the nine months ended September 30, 2011 and 2010 were 4.3% and 3.5%, respectively.

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

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2011, are as follows:

Principal Payments
(in thousands)
December 31:
2011	$1,875
2012	$7,500
2013	$11,250
2014	$15,000
2015	$108,750
Thereafter	$250,000

Total debt	$394,375

As of September 30, 2011, we were in compliance with the applicable financial ratios and the other covenants for the senior secured credit facility and the indenture governing the 6.75% Senior Notes.

See Note 10 Financial Instruments and Credit Risk for fair value information related to our long-term debt.

9. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $14.4 million and $5.2 million (of which $2.6 million and $2.1 million were included in other current assets) as of September 30, 2011 and December 31, 2010, respectively. In connection with the refinancing of our indebtedness in the first quarter of 2011, we recorded approximately $4.2 million of accelerated amortization of deferred debt issuance costs to interest expense in our Condensed Consolidated Statements of Operations and we capitalized $15.2 million of debt issuance costs related to the new indebtedness. The nine months ended September 30, 2011 consisted of the following activity:

Debt Issuance Costs
(in thousands)
Debt issuance costs balance at December 31, 2010	$5,238
Write-off related to previously existing indebtedness	(4,199)
Capitalization of financing fees and other costs	15,231
Amortization expense	(1,868)

Debt issuance costs balance at September 30, 2011	$14,402

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

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our Term Loan, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.9 million in accumulated other comprehensive income related to the effective portion of this interest rate swap as of September 30, 2011.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$144,375	$144,375	$219,425	$219,425
6.75% unsecured notes	250,000	236,408	0	0
12.00% discount notes	0	0	250	324
8.125% notes	0	0	163,000	164,630
8.125% notes held as treasury bonds	0	0	7,000	7,070

The Term Loans are variable interest rate instruments, and as such, the fair value approximates their carrying value.

The financial assets and liabilities measured at fair value on a recurring basis are as follows:

	Balance Sheet Location	September 30, 2011	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$481	$0	$481	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	440	0	440	0

Total		$921	$0	$921	$0

	Balance Sheet Location	December 31, 2010	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liabilities—2009 Interest rate swap	Other payables and accruals	$362	$0	$362	$0
Derivative liabilities—2010 Interest rate swap	Other payables and accruals	1,073	0	1,073	0

Total		$1,435	$0	$1,435	$0

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We seek to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives.

Credit Risk. Our customers are diversified by industry and geography with more than 700 customers in over 60 countries and as a result, we do not believe we have concentrations of credit risk. We analyze our counterparties’ financial condition prior to extending credit and we establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

11. Income Taxes

Our income tax expense for the three months ended September 30, 2011 and 2010, was $3.4 million and $4.8 million, respectively, and $10.1 million and $14.2 million for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended September 30, 2011 and 2010, was 7.4% and 14.7%, respectively, and 8.3% and 14.1% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance related to current period earnings, our effective tax rate for the three months ended September 30, 2011 and 2010, would have been 25.6% and 35.0%, respectively, and 22.1% and 34.3% for the nine months ended September 30, 2011 and 2010, respectively.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. We have recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. For the nine months ended September 30, 2011, we released a portion of our valuation allowance in the amount of $19.3 million and $0.5 million for the United States and France, respectively, of which $16.9 million reflects the benefit of tax net operating loss carryforwards realized during this period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

As of September 30, 2011, we had $1.8 million of unrecognized tax benefits related to foreign tax positions, all of which, if recognized, would impact the effective tax rate. During the nine months ended September 30, 2011, we released a $2.1 million reserve to recognize the tax benefit related to certain foreign tax positions.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year December 31, 2003. As a result of net operating loss carryforwards from 2004, the statute remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

On September 29, 2011, we were notified by the Internal Revenue Service (IRS) of their intent to examine our 2009 U.S. federal income tax return. The outcome of this examination cannot be predicted with accuracy at this time. However, we do not expect the final resolution of this matter to have a material impact on our financial position or results of operations.

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

Asset Retirement Obligations. We account for asset retirement obligations pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations” (“ARO”). The U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Sections 112 of the Clean Air Act. This new regulation applies to the coal-burning boilers at our Belpre, Ohio, facility. The final rule was published in the Federal Register on March 21, 2011 and was to have become effective 60 days later on May 20, 2011, if it was not otherwise changed or delayed. On May 16, 2011, the EPA announced a stay and reconsideration of the Boiler MACT standards and established a new comment period, which was open until July 15, 2011, in order to allow the EPA to continue to seek additional public comment before revised Boiler MACT standards are proposed. We expect the revised rule based on these additional comments to be published in May, 2012, with a possible extension of the compliance date from three years to five years after the date of promulgation. Thus, we expect the compliance date to be no earlier than May, 2015. The Boiler MACT may make operation of the Belpre coal-burning boilers uneconomical after the compliance date. We recorded an ARO of $5.0 million in the three months ended March 31, 2011 related to replacing these coal-burning boilers. We also accelerated the depreciation of the coal-burning boilers (net book value of $12.8 million as of January 31, 2011) by changing the remaining estimated useful lives from 128 months to 36 months such that these assets will be fully depreciated by January 2014 pending the final revised Boiler MACT standards. For the three and nine months ended September 30, 2011, we recorded depreciation expense of $1.2 million and $2.9 million, respectively, related to the coal-burning boilers.

The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability Balance
(in thousands)
Asset Retirement Obligations Liability:
Balance at December 31, 2009	$4,171
Additional accruals	3,024
Accretion expense	57
Obligations settled	(2,583)
Revisions in estimated cash flows	(1,291)

Balance at December 31, 2010	$3,378
Additional accruals	5,004
Accretion expense	312
Obligations settled	0
Revisions in estimated cash flows	(394)

Balance at September 30, 2011	$8,300

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as subsequently amended on October 28, 2011.

13. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Defined Benefit
Components of net period benefit cost:
Service cost	$660	$580	$1,980	$1,783
Interest cost	1,303	1,230	3,903	3,676
Expected return on plan assets	(1,310)	(1,213)	(3,930)	(3,639)
Amortization of prior service cost	252	17	746	38

Net periodic benefit cost	$905	$614	$2,699	$1,858

We made contributions of $6.1 million to our pension plan in the nine months ended September 30, 2011 and expect total contributions to be $7.4 million in 2011.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Other Post-retirement Benefits
Components of net period benefit cost:
Service cost	$104	$91	$324	$287
Interest cost	310	303	925	863
Amortization of prior service cost	102	63	300	141

Net periodic benefit cost	$516	$457	$1,549	$1,291

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

Sales revenue of our four primary product lines are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Product Line Sales Revenue:
USBCs	$235,180	$211,702	$677,051	$568,483
HSBCs	132,289	94,418	361,923	287,346
IR and IRL	27,639	21,660	73,728	61,936
Compounds	6,885	7,662	20,547	22,495

	$401,993	$335,442	$1,133,249	$940,260

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located. Total sales revenue and long-lived assets by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Total Sales Revenue:
United States	$142,745	$113,839	$389,524	$339,246
Germany	58,162	50,661	167,990	123,177
Japan	22,561	21,105	64,766	58,570
China	16,269	10,729	45,964	38,080
Brazil	14,936	12,913	39,247	37,110
Belgium	14,201	7,062	33,516	12,854
France	12,680	10,392	37,214	28,305
United Kingdom	11,450	8,077	33,684	23,818
The Netherlands	11,082	8,893	31,765	23,596
Italy	10,661	11,022	39,732	33,669
Thailand	8,206	8,887	24,660	25,280
Poland	7,580	3,934	14,293	7,545
Turkey	6,741	9,133	20,831	20,998
Austria	6,446	4,629	16,895	11,358
Malaysia	5,827	3,086	12,200	7,758
Canada	5,471	5,377	18,780	16,273
Australia	4,523	2,952	9,036	11,325
Sweden	4,179	4,387	12,565	11,859
Taiwan	3,863	4,084	14,098	16,021
Argentina	3,372	2,882	10,182	8,694
South Korea	3,307	2,830	11,434	10,099
Spain	2,650	1,926	5,984	5,442
Mexico	2,379	2,951	8,353	8,844
Hungary	2,022	1,299	3,831	2,851
Hong Kong	1,597	1,039	3,681	2,982
Denmark	1,573	2,092	7,227	6,348
Sri Lanka	1,401	677	2,571	901
Ukraine	1,070	1,668	3,207	2,813
All other countries	15,039	16,916	50,019	44,444

	$401,993	$335,442	$1,133,249	$940,260

	September 30, 2011	December 31, 2010
	(in thousands)
Long-Lived Assets, at cost
United States	$367,307	$334,081
France	140,590	136,449
Brazil	80,381	78,260
Germany	48,956	47,059
The Netherlands	13,747	12,539
China	4,349	3,190
Japan	1,731	1,582
All other countries	4,703	4,593

	$661,764	$617,753

15. Related Party Transactions

We own a 50% equity investment in a manufacturing joint venture with JSR Corporation (“JSR”) in Kashima, Japan, under the name of Kraton JSR Elastomers K.K. (“KJE”). We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions with KJE are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Purchases from related party	$6,706	$12,247	$24,445	$28,404

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0	$0	$24,876	$20,672	$0	$45,548
Receivables, net of allowances	0	0	78,749	101,012	0	179,761
Inventories of products, net	0	0	252,026	183,336	0	435,362
Inventories of materials and supplies, net	0	0	7,536	2,334	0	9,870
Other current assets	0	4,553	1,316	30,668	0	36,537

Total current assets	0	4,553	364,503	338,022	0	707,078

Property, plant and equipment, less accumulated depreciation	0	68,463	202,882	104,455	0	375,800
Identifiable intangible assets, less accumulated amortization	0	49,389	17,587	0	0	66,976
Investment in consolidated subsidiaries	555,169	1,227,973	0	0	(1,783,142)	0
Investment in unconsolidated joint venture	0	813	0	13,095	0	13,908
Debt issuance costs	0	11,769	0	0	0	11,769
Other long-term assets	0	2,672	471,046	112,495	(562,211)	24,002

Total Assets	$555,169	$1,365,632	$1,056,018	$568,067	$(2,345,353)	$1,199,533

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$0	$7,500	$0	$0	$0	$7,500
Accounts payable-trade	0	0	40,155	43,359	0	83,514
Other payables and accruals	0	3,503	19,935	27,569	0	51,007
Deferred income taxes	0	0	0	595	0	595
Due to related party	0	0	0	14,507	0	14,507

Total current liabilities	0	11,003	60,090	86,030	0	157,123

Long-term debt, net of current portion	0	386,875	0	0	0	386,875
Deferred income taxes	0	15,862	0	2,812	0	18,674
Other long-term liabilities	0	395,526	59,915	172,212	(562,211)	65,442

Total liabilities	0	809,266	120,005	261,054	(562,211)	628,114

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding	321	0	0	0	0	321
Additional paid in capital	346,190	0	0	0	0	346,190
Member’s equity	0	555,169	958,567	269,406	(1,783,142)	0
Retained earnings	208,658	0	0	0	0	208,658
Accumulated other comprehensive income (loss)	0	1,197	(22,554)	37,607	0	16,250

Total stockholders’ and member’s equity	555,169	556,366	936,013	307,013	(1,783,142)	571,419

Total Liabilities and Stockholders’ and Member’s Equity	$555,169	$1,365,632	$1,056,018	$568,067	$(2,345,353)	$1,199,533

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$0	$0	$31,421	$61,329	$0	$92,750
Receivables, net of allowances	731	161	48,623	86,617	0	136,132
Inventories of products, net	0	0	171,989	153,131	0	325,120
Inventories of materials and supplies, net	0	0	6,988	2,643	0	9,631
Other current assets	0	2,933	728	35,088	0	38,749

Total current assets	731	3,094	259,749	338,808	0	602,382

Property, plant and equipment, less accumulated depreciation	0	75,632	186,611	103,123	0	365,366
Identifiable intangible assets, less accumulated amortization	0	54,528	15,933	0	0	70,461
Investment in consolidated subsidiaries	431,001	1,064,238	0	0	(1,495,239)	0
Investment in unconsolidated joint venture	0	813	0	12,776	0	13,589
Debt issuance costs	0	3,172	0	0	0	3,172
Other long-term assets	0	439	514,860	199,242	(688,788)	25,753

Total Assets	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current Liabilities
Current portion of long-term debt	$0	$2,304	$0	$0	$0	$2,304
Accounts payable-trade	0	0	51,653	35,046	0	86,699
Other payables and accruals	0	7,967	27,864	24,951	0	60,782
Deferred income taxes	0	0	0	595	0	595
Due to related party	0	0	0	19,264	0	19,264

Total current liabilities	0	10,271	79,517	79,856	0	169,644

Long-term debt, net of current portion	250	380,121	0	0	0	380,371
Deferred income taxes	0	16,465	0	0	(2,376)	14,089
Other long-term liabilities	0	363,333	69,784	317,537	(686,412)	64,242

Total liabilities	250	770,190	149,301	397,393	(688,788)	628,346

Commitments and contingencies (note 12)
Stockholders’ and Member’s equity
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 31,390 shares issued and outstanding	314	0	0	0	0	314
Additional paid in capital	334,457	0	0	0	0	334,457
Member’s equity	0	431,001	855,209	209,029	(1,495,239)	0
Retained earnings	96,711	0	0	0	0	96,711
Accumulated other comprehensive income (loss)	0	725	(27,357)	47,527	0	20,895

Total stockholders’ and member’s equity	431,482	431,726	827,852	256,556	(1,495,239)	452,377

Total Liabilities and Stockholders’ and Member’s Equity	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$200,299	$239,055	$(37,361)	$401,993
Cost of Goods Sold	0	0	139,165	198,735	(37,361)	300,539

Gross Profit	0	0	61,134	40,320	0	101,454

Operating Expenses
Research and development	0	0	4,251	2,452	0	6,703
Selling, general and administrative	0	0	18,076	7,762	0	25,838
Depreciation and amortization	0	4,085	9,037	3,567	0	16,689

Total operating expenses	0	4,085	31,364	13,781	0	49,230

Earnings in Consolidated Subsidiaries	43,093	56,118	0	0	(99,211)	0
Earnings of Unconsolidated Joint Venture	0	0	0	595	0	595
Interest Expense (Income), Net	0	8,983	(3,761)	1,066	0	6,288

Income Before Income Taxes	43,093	43,050	33,531	26,068	(99,211)	46,531
Income Tax Expense (Benefit)	0	(43)	0	3,481	0	3,438

Net Income	$43,093	$43,093	$33,531	$22,587	$(99,211)	$43,093

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$166,302	$201,025	$(31,885)	$335,442
Cost of Goods Sold	0	0	131,898	152,548	(31,885)	252,561

Gross Profit	0	0	34,404	48,477	0	82,881

Operating Expenses
Research and development	0	0	4,033	2,092	0	6,125
Selling, general and administrative	0	270	17,533	7,016	0	24,819
Depreciation and amortization	0	3,910	6,449	2,668	0	13,027

Total operating expenses	0	4,180	28,015	11,776	0	43,971

Earnings in Consolidated Subsidiaries	28,036	40,254	0	0	(68,290)	0
Earnings of Unconsolidated Joint Venture	0	0	0	81	0	81
Interest Expense (Income), net	0	8,305	(3,007)	829	0	6,127

Income Before Income Taxes	28,036	27,769	9,396	35,953	(68,290)	32,864
Income Tax Expense (Benefit)	0	(267)	0	5,095	0	4,828

Net Income	$28,036	$28,036	$9,396	$30,858	$(68,290)	$28,036

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$569,947	$677,786	$(114,484)	$1,133,249
Cost of Goods Sold	0	(120)	401,475	549,678	(114,484)	836,549

Gross Profit	0	120	168,472	128,108	0	296,700

Operating Expenses
Research and development	0	0	12,625	7,646	0	20,271
Selling, general and administrative	0	(180)	56,735	24,366	0	80,921
Depreciation and amortization	0	12,321	24,489	10,109	0	46,919

Total operating expenses	0	12,141	93,849	42,121	0	148,111

Loss on Extinguishment of Debt	0	2,985	0	0	0	2,985
Earnings in Consolidated Subsidiaries	111,947	159,120	0	0	(271,067)	0
Loss of Unconsolidated Joint Venture	0	0	0	(144)	0	(144)
Interest Expense (Income), Net	0	32,075	(11,474)	2,783	0	23,384

Income Before Income Taxes	111,947	112,039	86,097	83,060	(271,067)	122,076
Income Tax Expense	0	92	0	10,037	0	10,129

Net Income	$111,947	$111,947	$86,097	$73,023	$(271,067)	$111,947

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales Revenue	$0	$0	$510,510	$534,368	$(104,618)	$940,260
Cost of Goods Sold	0	0	372,184	431,573	(104,618)	699,139

Gross Profit	0	0	138,326	102,795	0	241,121

Operating Expenses
Research and development	0	0	11,113	6,568	0	17,681
Selling, general and administrative	0	188	50,227	18,238	0	68,653
Depreciation and amortization	0	11,728	18,161	6,153	0	36,042

Total operating expenses	0	11,916	79,501	30,959	0	122,376

Earnings in Consolidated Subsidiaries	86,460	120,016	0	0	(206,476)	0
Earnings of Unconsolidated Joint Venture	0	0	0	317	0	317
Interest Expense (Income), net	0	24,886	(8,661)	2,238	0	18,463

Income Before Income Taxes	86,460	83,214	67,486	69,915	(206,476)	100,599
Income Tax Expense (Benefit)	34	(3,246)	566	16,819	0	14,173

Net Income	$86,426	$86,460	$66,920	$53,096	$(206,476)	$86,426

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0	$(24,639)	$11,702	$16,487	$0	$3,550

Cash flows from investing activities
Proceeds from intercompany loans	0	22,884	0	0	(22,884)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(34,395)	(12,325)	0	(46,720)
Purchase of software	0	0	(2,968)	0	0	(2,968)

Net cash provided by (used in) investing activities	0	22,884	(37,363)	(12,325)	(22,884)	(49,688)

Cash flows from financing activities
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(391,285)	0	0	0	(391,285)
Cash contributions from member	0	8,271	0	0	(8,271)	0
Cash distributions to member	(8,271)	0	0	0	8,271	0
Proceeds from the exercise of stock options	8,271	0	0	0	0	8,271
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from (payments on) intercompany loans	0	0	19,116	(42,000)	22,884	0

Net cash provided by (used in) financing activities	0	1,755	19,116	(42,000)	22,884	1,755

Effect of exchange rate differences on cash	0	0	0	(2,819)	0	(2,819)

Net decrease in cash and cash equivalents	0	0	(6,545)	(40,657)	0	(47,202)
Cash and cash equivalents at beginning of period	0	0	31,421	61,329	0	92,750

Cash and cash equivalents at end of period	$0	$0	$24,876	$20,672	$0	$45,548

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2010

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$0	$(19,986)	$22,064	$18,660	$0	$20,738

Cash flows from investing activities
Proceeds from intercompany loans	0	3,709	0	0	(3,709)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(23,131)	(7,120)	0	(30,251)
Purchase of software	0	0	(2,081)	0	0	(2,081)

Net cash provided by (used in) investing activities	0	3,709	(25,212)	(7,120)	(3,709)	(32,332)

Cash flows from financing activities
Proceeds from debt	0	69,000	0	0	0	69,000
Repayments of debt	0	(70,728)	0	0	0	(70,728)
Cash contribution from member	0	16,515	0	0	(16,515)	0
Cash distribution to member	(16,515)	0	0	0	16,515	0
Proceeds from issuance of common stock	11,197	0	0	0	0	11,197
Proceeds from the exercise of stock options	5,852	0	0	0	0	5,852
Costs associated with the issuance of common stock	(534)	0	0	0	0	(534)
Proceeds from insurance note payable	0	3,336	0	0	0	3,336
Repayments of insurance note payable	0	(1,846)	0	0	0	(1,846)
Proceeds from (payments on) intercompany loans	0	0	(14,273)	10,564	3,709	0

Net cash provided by (used in) financing activities	0	16,277	(14,273)	10,564	3,709	16,277

Effect of exchange rate differences on cash	0	0	0	4,311	0	4,311

Net increase (decrease) in cash and cash equivalents	0	0	(17,421)	26,415	0	8,994
Cash and cash equivalents at beginning of period	0	0	36,567	32,724	0	69,291

Cash and cash equivalents at end of period	$0	$0	$19,146	$59,139	$0	$78,285

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% Senior Notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

17. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2010, as subsequently amended on October 28, 2011. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K and subsequent quarterly reports on Form 10-Q, as well as in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

We offer our customers a broad portfolio of products, including 244 core commercial grades of SBCs. Our products are manufactured along the following product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

We categorize these four product lines in two major types of SBCs—USBCs and HSBCs. The IR and IRL product line is included in our USBC product type and the compounds product line is included in both USBC and HSBC product types, depending on polymer chemistry. We offer 134 and 110 core commercial grades of USBC and HSBC products, respectively. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in higher value-added applications, including soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. USBCs represented approximately 66.0% and 66.7% and HSBCs represented approximately 34.0% and 33.3% of sales revenue for the three and nine months ended September 30, 2011, respectively.

Our commercial activities are aligned to serve a broad range of applications within the following four core end use markets:

•	Advanced Materials, which represented 25.7% and 28.5% of sales revenue for the three and nine months ended September 30, 2011;

•	Adhesives, Sealants and Coatings, which represented 28.0% and 30.4% of sales revenue for the three and nine months ended September 30, 2011;

•	Paving and Roofing, which represented 32.4% and 31.1% of sales revenue for the three and nine months ended September 30, 2011; and

•	Emerging Businesses, which includes our IR and IRL activity, represented 6.5% and 5.8% of sales revenue for the three and nine months ended September 30, 2011.

2011 Third Quarter Financial Highlights

•	Sales revenue increased 19.8% compared to the third quarter of 2010, primarily due to increases in global product sales prices in response to higher raw material costs.

•	Gross profit amounted to 25.2% and 24.7% of sales revenue in the third quarter of 2011 and 2010, respectively.

•

Net income improved $15.1 million to $43.1 million or $1.33 per diluted share in the third quarter 2011, compared to net income of $28.0 million or $0.88 per diluted share in the third quarter of 2010.

•	Adjusted EBITDA improved $16.1 million to $71.1 million compared to the third quarter of 2010, reflecting a margin of 17.7% of sales revenue.

Results of Operations

Factors Affecting Our Results of Operations

Cost of Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. These monomers together represented approximately 62% and 59% of our total costs of goods sold for the third quarter of 2011 and 2010, and 57% and 56% of our total cost of goods sold for the nine months ended September 30, 2011 and 2010, respectively. Prices of these monomers continued to fluctuate significantly during the third quarter of 2011. Overall, pricing for these monomers was higher in the third quarter 2011 relative to the second quarter of 2011 and the third quarter of 2010. Prices for butadiene reflect worldwide supply and demand, the supply and price of natural rubber and prevailing energy prices. Butadiene pricing increased dramatically from the fourth quarter of 2010 through August 2011 before experiencing declines during September 2011. Styrene prices are primarily driven by worldwide supply and demand, the cost of ethylene and benzene, and energy prices. Styrene pricing increased from the third quarter of 2010 through the second quarter of 2011, during which prices stabilized, and then declined modestly during the third quarter of 2011. Prices for isoprene are determined by the supply and prices of natural and synthetic rubber, energy prices and existing supply and demand in the market. Spot isoprene pricing increased through the first half of 2010 before declining in the second half of 2010 due to improved supply/demand and then increased again through the third quarter of 2011.

Styrene, butadiene and isoprene used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from various suppliers in Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with these suppliers on a short-term basis and have increased the number of these contracts since 2008 to enhance the availability of our isoprene supply.

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

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. For the three months ended September 30, 2011, approximately 42%, 40% and 18% of total sales revenue was generated from customers located in the Americas, Europe and the Asia Pacific regions, respectively. For the nine months ended September 30, 2011, approximately 41%, 41% and 18% of total sales revenue was generated from customers located in the Americas, Europe and the Asia Pacific regions, respectively. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income in stockholders’ equity on the Condensed Consolidated Balance Sheets. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

The estimated impact from currency fluctuations amounted to pre-tax losses of $0.4 million and $3.1 million for the three months ended September 30, 2011 and 2010, respectively, and pre-tax losses of $0.9 and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Establishment of a Joint Venture Framework with Formosa Petrochemical Corporation. In July 2011, we announced, the execution of a framework agreement with Formosa Petrochemical Corporation (“FPCC”), a leading global petrochemicals and plastics manufacturer, which sets forth the major terms and conditions that will, upon completion of the necessary definitive agreements, govern the formation of a 50/50 joint venture between the two companies to construct and operate a 30 kiloton HSBC plant to be located on FPCC’s industrial site in Mailiao, Taiwan. The agreement establishes a framework between Kraton and FPCC for the commercial, operational, technical and management aspects of the planned joint venture company. In October 2011 the Fair Trade Commission in Taiwan approved the proposed joint venture. Required approvals from the Taiwanese environmental authorities remain pending. Subsequent to execution of the framework agreement with FPCC, there have been two separate fires at FPCC’s Mailiao facilities, which may affect the permitting for the construction of the facility and the ultimate timing and success of the negotiation of final documentation for the joint venture. We are currently continuing to work towards the completion of definitive documentation with FPCC by the end of 2011, subject to receiving all required regulatory approvals. It is possible that the completion of definitive documentation could be delayed into 2012. We are currently targeting to have the plant operational in the second half of 2013. The cost of the plant is currently expected to be in the range of $165 million to $200 million. We have reserved approximately $10.0 million in our 2011 capital expenditure plan for engineering related to this plant. The design of the joint venture plant will incorporate our proprietary polymerization technology, and the plant will produce our high value-added HSBC polymer grades. The plant will be operated by the joint venture and Kraton will undertake the global marketing of all products manufactured at the facility.

Outlook

Raw material prices have been volatile in 2011. Through August 2011, prices for our key raw materials rose significantly, as evidenced by the increase in the CMAI North American contract price for butadiene from $0.86 per pound in December 2010 to $1.77 per pound in August 2011. Beginning in September 2011 raw material prices have decreased, with the CMAI North American contract price for butadiene declining $0.62 per pound from the August high of $1.77 per pound to $1.15 per pound for November 2011. We expect prices to decline further in December 2011, before stabilizing in the first quarter 2012. In the third quarter 2011, concerns about the global economic outlook adversely impacted sales volumes across our end use markets. We expect the global economic outlook to remain uncertain for the balance of 2011.

Below are our operating results derived from our Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Sales Revenue	$401,993	$335,442	$1,133,249	$940,260
Cost of Goods Sold	300,539	252,561	836,549	699,139

Gross Profit	101,454	82,881	296,700	241,121

Operating Expenses
Research and development	6,703	6,125	20,271	17,681
Selling, general and administrative	25,838	24,819	80,921	68,653
Depreciation and amortization	16,689	13,027	46,919	36,042

Total operating expenses	49,230	43,971	148,111	122,376

Loss on Extinguishment of Debt	0	0	2,985	0
Earnings (Loss) of Unconsolidated Joint Venture	595	81	(144)	317
Interest Expense, net	6,288	6,127	23,384	18,463

Income Before Income Taxes	46,531	32,864	122,076	100,599
Income Tax Expense	3,438	4,828	10,129	14,173

Net Income	$43,093	$28,036	$111,947	$86,426

Earnings per common share (note 7)
Basic	$1.34	$0.90	$3.51	$2.80
Diluted	$1.33	$0.88	$3.45	$2.76
Weighted average common shares outstanding
Basic	31,880	30,916	31,750	30,716
Diluted	32,215	31,590	32,253	31,145

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales Revenue

Total sales revenue increased $66.6 million or 19.8% to $402.0 million from $335.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase was largely due to global product sales price increases of $55.4 million, which were primarily in response to higher raw material costs, and changes in foreign currency exchange rates of $16.8 million, partially offset by decreased sales volumes of $5.6 million. Sales volumes were 77.6 kilotons and 80.9 kilotons for the three months ended September 30, 2011 and 2010, respectively. The 3.3 kilotons decline in sales volume was principally the result of lower paving volume in North America and Europe and lower volume in Adhesives, Sealants and Coatings partially offset by increased sales in lubricant additive applications and higher CariflexTM isoprene rubber volume.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue increased $11.1 million or 12.0% to $103.3 million from $92.2 million for the three months ended September 30, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material and other input costs, partially offset by modestly lower volume in the European and Asia Pacific regions. We continued to see positive momentum in our innovation portfolio, primarily in personal care applications, including diapers and adult incontinence, and medical applications, including IV bags and tubing products.

•

Adhesives, Sealants and Coatings. Sales revenue increased $4.4 million or 4.0% to $112.5 million from $108.1 million for the three months ended September 30, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material and other input costs, which was partially offset by lower volume for less differentiated USBC products.

•

Paving and Roofing. Sales revenue increased $19.3 million or 17.4% to $130.4 million from $111.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily due to global price increases implemented in response to rising raw material and other input costs and growth in North American roofing volumes. Volumes were negatively impacted by declines in global paving, primarily in North America and Europe.

•

Emerging Businesses. Sales revenue increased $6.7 million or 34.7% to $26.1 million from $19.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase reflects the continued volume growth of our Cariflex™ IR Latex, primarily used in surgical glove and condom applications. Furthermore, we saw continued volume growth for Cariflex™ IR in medical and coating applications.

The remainder of the increase in sales revenue was primarily attributable to increased sales into lubricant additive applications that are not reported in our four core end use markets.

Cost of Goods Sold

Cost of goods sold increased $47.9 million or 19.0% to $300.5 million from $252.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase was driven primarily by a $40.0 million increase in monomer and other production costs and a $14.1 million increase from changes in foreign currency exchange rates, partially offset by a $6.2 million decrease in volume.

Gross Profit

Gross profit increased $18.6 million or 22.4% to $101.5 million from $82.9 million for the three months ended September 30, 2011 and 2010, respectively. Gross profit was 25.2% and 24.7% of sales revenue for the three months ended September 30, 2011 and 2010, respectively.

We use the first-in, first out (FIFO) basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under estimated current replacement cost. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under estimated current replacement cost. In recognition of the fact that the cost of raw materials affects our results of operations, we provide the spread between FIFO and estimated current replacement cost. In the third quarter of 2011 our reported gross profit under FIFO was approximately $32.1 million higher than what it would have been under estimated current replacement cost, and in the third quarter of 2010, our reported gross profit under FIFO was approximately $1.7 million lower than what it would have been under estimated current replacement cost.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.6 million or 9.4% primarily due to higher maintenance and operational costs. Research and development expenses were 1.7% and 1.8% of sales revenue for the three months ended September 30, 2011 and 2010, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $1.0 million or 4.1% primarily due to a $2.1 million increase in costs incurred during the three months ended September 30, 2011 associated with the proposed joint venture with FPCC. Selling, general and administrative expenses were 6.4% and 7.4% of sales revenue for the three months ended September 30, 2011 and 2010, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $3.7 million or 28.1% primarily due to increased levels of capital expenditures and accelerated depreciation of the coal-burning boilers at our Belpre, Ohio, facility associated with EPA regulations for controlling hazardous air emissions from industrial boilers.

Interest expense, net

Interest expense, net increased $0.2 million or 2.6% to $6.3 million from $6.1 million for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily due to higher average debt balances outstanding. The average debt balances were $395.9 million at an average effective interest rate of 6.3% and $383.8 million at an average effective interest rate of 6.5% for the three months ended September 30, 2011 and 2010, respectively.

Income tax expense

Our income tax expense for the three months ended September 30, 2011 and 2010, was $3.4 million and $4.8 million, respectively. Our effective tax rate for the three months ended September 30, 2011 and 2010, was 7.4% and 14.7%, respectively. Our effective tax rate was lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance related to current period earnings, our effective tax rate for the three months ended September 30, 2011 and 2010, would have been 25.6% and 35.0%, respectively.

For the three months ended September 30, 2011, we earned $23.2 million of pre-tax income in tax jurisdictions with an expected full year effective tax rate of 10.5%.

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

Net income

Net income was $43.1 million or $1.33 per diluted share for the three months ended September 30, 2011, an increase of $15.1 million compared to net income of $28.0 million or $0.88 per diluted share in the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales Revenue

Total sales revenue increased $192.9 million or 20.5% to $1,133.2 million from $940.3 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was largely due to global product sales price increases of $141.2 million, which were primarily in response to higher raw material costs, changes in foreign currency exchange rates of $41.7 million and increased sales volumes of $10.0 million. Sales volumes amounted to 241.1 kilotons and 239.9 kilotons for the nine months ended September 30, 2011 and 2010, respectively. The 1.2 kilotons increase was primarily attributable to increased sales volume into lubricant additive applications and for our CariflexTM isoprene rubber, partially offset by lower volume in Adhesives, Sealants and Coatings.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue increased $40.4 million or 14.3% to $323.1 million from $282.7 million for the nine months ended September 30, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material and other input costs, on essentially flat volumes. We saw continued growth of innovation-led volumes, driven by continued positive momentum in applications for IV bags and tubing products. The innovation-led volume increases were offset by volume declines in our lower margin business.

•

Adhesives, Sealants and Coatings. Sales revenue increased $39.6 million or 13.0% to $344.5 million from $304.9 million for the nine months ended September 30, 2011 and 2010, respectively. Sales revenue growth was primarily due to global price increases implemented in response to rising raw material and other input costs and innovation-led volume growth, primarily from European health and beauty gel applications and South American Polychloroprene rubber replacement applications. Volumes were lower in our less differentiated grades within our USBC portfolio.

•

Paving and Roofing. Sales revenue increased $72.2 million or 25.8% to $352.4 million from $280.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to global price increases implemented in response to rising raw material and other input costs.

•

Emerging Businesses. Sales revenue increased $14.3 million or 27.5% to $66.2 million from $51.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase reflects the continued volume growth of our CariflexTM IR Latex, primarily used in surgical glove and condom applications. Furthermore, we saw continued volume growth for CariflexTM IR in medical and coating applications.

Cost of Goods Sold

Cost of goods sold increased $137.4 million or 19.7% to $836.5 million from $699.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was driven primarily by a $93.8 million increase in monomer and other production costs, a $40.5 million increase from changes in foreign currency exchange rates and a $3.1 million increase in volume.

Gross Profit

Gross profit increased $55.6 million or 23.1% to $296.7 million from $241.1 million for the nine months ended September 30, 2011 and 2010, respectively. Gross profit was 26.2% and 25.6% of sales revenue for the nine months ended September 30, 2011 and 2010, respectively.

We use the first-in, first out (FIFO) basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under estimated current replacement costs. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under estimated current replacement cost. In recognition of the fact that the cost of raw materials affects our results of operations, we provide the spread between FIFO and estimated current replacement cost. In the nine months ended September 30, 2011 and 2010, our reported gross profit under FIFO was higher than what it would have been under estimated current replacement cost by approximately $102.9 million and $20.2 million, respectively.

Operating Expenses

•

Research and Development. Research and development expenses increased $2.6 million or 14.6% primarily due to an increase in employee related costs and higher maintenance and operational costs. Research and development expenses were 1.8% and 1.9% of sales revenue for the nine months ended September 30, 2011 and 2010, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $12.3 million or 17.9% primarily due to an increase in employee related costs as well as approximately $2.9 million of costs incurred during the nine months ended September 30, 2011 associated with the proposed joint venture with FPCC. Selling, general and administrative expenses were 7.1% and 7.3% of sales revenue for the nine months ended September 30, 2011 and 2010, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $10.9 million or 30.2% primarily due to higher levels of capital expenditures and the accelerated depreciation of the coal-burning boilers at our Belpre, Ohio, facility associated with the EPA regulations for controlling hazardous air emission from industry boilers.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a loss on the extinguishment amounting to $3.0 million.

Interest expense, net

Interest expense, net increased $4.9 million or 26.7% to $23.4 million from $18.5 million for the nine months ended September 30, 2011 and 2010, respectively, primarily due to a $4.2 million write-off of debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011. The average debt balances outstanding were $399.0 million at an average effective interest rate of 7.8% (6.1% excluding the above mentioned write-off of debt issuance costs and the settlement of our interest rate swap agreement associated with the debt refinancing) and $390.0 million at an average effective interest rate of 6.4% for the nine months ended September 30, 2011 and 2010, respectively.

Income tax expense

Our income tax expense for the nine months ended September 30, 2011 and 2010, was $10.1 million and $14.2 million, respectively. Our effective tax rate for the nine months ended September 30, 2011 and 2010, was 8.3% and 14.1%, respectively. Our effective tax rate was lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance related to current period earnings, our effective tax rate for the nine months ended September 30, 2011 and 2010, would have been 22.1% and 34.3%, respectively.

For the nine months ended September 30, 2011, we earned $69.4 million of pre-tax income in tax jurisdictions with an expected full year effective tax rate of 10.5%.

We are required to provide a valuation allowance for certain deferred tax assets in excess of deferred tax liabilities because we have concluded that it is more likely than not that such deferred tax assets ultimately will not be realized. We have recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. For the nine months ended September 30, 2011, we released a portion of our valuation allowance in the amount of $19.3 million and $0.5 million for the United States and France, respectively, of which $16.9 million reflects the benefit of tax net operating loss carryforwards realized during this period. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Net income

Net income was $111.9 million or $3.45 per diluted share for the nine months ended September 30, 2011, an increase of $25.5 million compared to net income of $86.4 million or $2.76 per diluted share for the nine months ended September 30, 2010.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010, subsequently amended on October 28, 2011, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

EBITDA and Adjusted EBITDA

We consider EBITDA and Adjusted EBITDA as important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance and companies in our industry. In addition, management uses these measures to evaluate operating performance; our executive compensation plan bases incentive compensation payments on our EBITDA performance, along with other factors; and our long-term debt agreements use EBITDA (with additional adjustments) to measure our compliance with certain financial covenants such as leverage and interest coverage. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
EBITDA (1)(2)	$69,508	$52,018	$192,379	$155,104
Adjusted EBITDA (2)	71,063	54,947	201,280	160,594

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

Because of these and other limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental measures. See the Condensed Consolidated Statements of Cash Flows included in our financial statements and elsewhere in this Form 10-Q.

We reconcile Net Income to EBITDA and Adjusted EBITDA as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$43,093	$28,036	$111,947	$86,426
Plus
Interest expense, net	6,288	6,127	23,384	18,463
Income tax expense	3,438	4,828	10,129	14,173
Depreciation and amortization expenses	16,689	13,027	46,919	36,042

EBITDA	$69,508	$52,018	$192,379	$155,104

Add
Restructuring and related charges (a)	308	1,864	1,720	2,654
Non-cash compensation expense	1,247	1,065	4,196	2,836
Loss on extinguishment of debt (b)	0	0	2,985	0

Adjusted EBITDA	$71,063	$54,947	$201,280	$160,594

(a)	2011 restructuring and related charges consisted primarily of consulting fees, severance expenses, and other charges associated with the restructuring of our European organization, expenses associated with the March 2011 secondary public offering of our common stock, and charges associated with evaluating acquisition transactions. 2010 charges consisted primarily of consulting fees associated with the restructuring of our European organization. The restructuring and related charges were recorded as selling, general and administrative expenses in our Condensed Consolidated Statements of Operations during 2011 and 2010.
(b)	In 2011, reflects the loss on extinguishment of debt related to the refinancing of Kraton’s debt in February 2011.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries and borrowings available to us will be adequate for the foreseeable future for us to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on the Senior Notes and the senior secured credit facility. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent over 50% of our cost of goods sold, in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At September 30, 2011, we had $45.5 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net total leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our Senior Notes or other debt instruments.

As of the date hereof, we have no outstanding draws under the revolving portion of our senior secured credit facility and therefore have available to us, upon compliance with customary conditions, $200.0 million under such revolving portion. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. We have borrowed substantially all of the available commitments under the term loan portion of our credit facility.

We made contributions of $6.1 million to our pension plan in the nine months ended September 30, 2011 and expect total contributions to be $7.4 million in 2011 as compared to $3.3 million in 2010. If the market value of these assets does not improve during 2011, higher levels of contributions could be required in 2012 and beyond.

As of September 30, 2011, we had $20.7 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $0.4 million of additional tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.

Our ability to pay principal and interest on our indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, as subsequently amended on October 28, 2011, and “Part II, Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2011 for further discussion.

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $3.6 million and $20.7 million for the nine months ended September 30, 2011 and 2010, respectively. This represents a net decrease of $17.2 million or 82.9% largely due to an increase in the amount of working capital for the period, partially offset by higher net earnings. Net income for the nine months ended September 30, 2011 was $25.5 million higher than the same period in 2010. After adjusting net income for certain items including depreciation and amortization, the loss on extinguishment of debt and deferred taxes that are necessary to reconcile net income to net cash provided by operating activities, we generated $43.7 million more cash for the nine months ended September 30, 2011 compared to the same period in 2010. Changes in working capital consumed $173.8 million and $112.9 million of cash in the nine months ended September 30, 2011 and 2010, respectively. The resulting $60.9 million decrease in working capital cash flows period over period was primarily the result of:

•	a $52.5 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials;

•	a $4.6 million decrease in trade accounts payable primarily due to the timing of payments; and

•	a $3.9 million increase in accounts receivable primarily related to the increase in inventory, reflecting higher raw material costs.

Cash and cash equivalents decreased to $45.5 million at September 30, 2011 from $92.8 million at December 31, 2010. Amounts undrawn on our revolving loans amounted to $200.0 million and $80.0 million at September 30, 2011 and December 31, 2010, respectively. Therefore, liquidity, defined as cash and cash equivalents plus the undrawn amount of our revolving loans, amounted to $245.5 million and $172.8 million at September 30, 2011 and December 31, 2010, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $49.7 million and $32.3 million for the nine months ended September 30, 2011 and 2010, respectively.

Expected Capital Expenditures. We currently expect 2011 capital expenditures will be approximately $65.0 million to $70 million, down from our previously disclosed range of $80.0 million to $85.0 million. The lower range is attributable to a minor shift in timing for a number of infrastructure and maintenance projects. Our minimum annual capital expenditure levels to maintain and achieve required improvements in our existing facilities in each of the next three to five years are expected to be approximately $16.0 million to $22.0 million. Included in our 2011 capital expenditure estimate is approximately $6.7 million for engineering related to our ongoing assessment of an HSBC manufacturing facility in Asia, approximately $14.1 million to replace IR production from the closure of our Pernis facility, approximately $4.0 million for IRL expansion at our Paulinia facility, approximately $4.0 million for the multi-year systems and control upgrades at our Belpre facility, approximately $1.6 million for a new semi-works facility in support of our innovation pipeline and growth portfolio, and approximately $0.6 million to upgrade or replace our coal-burning boilers at our Belpre facility. For the nine months ended September 30, 2011, capital expenditures were $49.7 million.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2011 was approximately 59% equity and 41% debt compared to approximately 54% equity and 46% debt as of September 30, 2010.

Net cash provided by financing activities totaled $1.8 million and $16.3 million for the nine months ended September 30, 2011 and 2010, respectively. The $14.5 million decrease was driven primarily by:

•	$15.2 million paid for debt issuance costs related the debt refinancing in February 2011; and

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option in January 2010;

•	$1.5 million decrease from the repayment of a note to finance our annual insurance premium; partially offset by:

•	$2.4 million increase in proceeds from the exercise of employee stock options; and

•	$10.4 million increase in proceeds from and repayment of debt.

Description of Certain Indebtedness

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 through an institutional private placement and entering into a new $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. See Note 8 Long-Term Debt, for further discussion.

Contractual Commitments

We have contractual obligations for long-term debt, operating leases and purchase obligations that were summarized in a table of contractual commitments in our Annual Report on Form 10-K for the period ended December 31, 2010, as subsequently amended on October 28, 2011, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. See Note 8 Long-Term Debt for an updated debt maturity schedule. Other than the refinancing of our debt in February 2011, there have been no other material changes to the contractual obligation amounts disclosed in our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, as subsequently amended on October 28, 2011, as supplemented by the disclosure in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of September 30, 2011.

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

We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of September 30, 2011 consist of an interest rate swap to hedge our variable rate debt and forward contracts to purchase raw materials.

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding variable rate debt under our senior secured credit agreement. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against Eurodollar interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows. In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement is effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our Term Loan, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.9 million in accumulated other comprehensive income related to the effective portion of this interest rate swap for the nine months ended September 30, 2011. This financial instrument is recorded at its fair value as of September 30, 2011, which is driven by the 30-day LIBOR forward curve. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10 basis points, from the rates as of September 30, 2011 for the life of the interest rate swap agreement. This hypothetical scenario would result in a change of $0.1 million to the other long term liabilities line item in our Condensed Consolidated Balance Sheets as of September 30, 2011.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. As of September 30, 2011, we did not have any foreign exchange financial instruments.

Commodity Price Risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. For the remainder of 2011, a hypothetical 10% change in the market price for these raw materials would change our cost of goods sold by $12.2 million.

Item 4.	Controls and Procedures.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties in our most recent Annual Report on Form 10-K, as subsequently amended on October 28, 2011, and our Quarterly Report on Form 10-Q for the period ended June 30, 2011 are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Adoption of Executive Severance Program; Termination of Executive Employment Agreements

Effective November 1, 2011, we adopted the Kraton Performance Polymers, Inc. Executive Severance Program. The severance program applies to our executive officers designated by the Compensation Committee, including Kevin M. Fogarty, Stephen E. Tremblay, Lothar P. F. Freund and Stephen W. Duffy, who are our currently-serving “named executive officers” in our most recent proxy statement filed with the SEC. The program provides to the executive officers (i) severance benefits, in the event that a qualifying termination has occurred and certain additional conditions are satisfied and (ii) change in control benefits, in the event of a change in control of our company (as defined in the program), provided that a qualifying termination has occurred within one year following the change in control and certain additional conditions are satisfied. Any employment agreements of executives covered by the severance program, including those of our named executive officers, were terminated as of October 31, 2011 in connection with adoption of the program.

In the event an executive officer’s employment is terminated by us without “cause” or by the executive for “good reason” (as each such term is defined in the program), other than within one year immediately following a change in control of our company, the program entitles the executive to (i) 18 months of base salary and medical benefit continuation, for our chief executive officer, and 12 months of base salary and medical benefit continuation, for all other executives covered by the program and (ii) a lump-sum cash payment equal to the product of (x) 1.5, for our chief executive officer, and 1.0, for all other covered executives and (y) the executive officer’s average bonus for the three years prior to the year of termination. In the event an executive officer’s employment is terminated by us without “cause” or by the executive for “good reason” within one year immediately following a change in control of our company, the program entitles the executive to (i) 36 months of base salary and medical benefit continuation, for our chief executive officer, and 24 months of base salary and medical benefit continuation, for all other covered executives and (ii) a lump-sum cash payment equal to the product of (x) 3.0, for our chief executive officer, and 2.0, for all other covered executives and (y) the executive officer’s average bonus for the three years prior to the year of termination. In order to receive any of the benefits described above, the executive must enter into a non-solicitation, non-compete, non-disclosure, non-disparagement and release agreement with us.

Item 6.	Exhibits.

Exhibit Number

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: November 2, 2011	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: November 2, 2011	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer