Form 10-K
period 2011-12-31
Kraton Performance Polymers, Inc.
filed 2012-02-29
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2011: $1,249,068,040. Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 24, 2012: 32,103,523.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions and in this report include statements regarding our general “outlook”; our ability to obtain raw materials at competitive prices; anticipated benefits of or performance of our products; anticipated rates of growth, including sales growth and growth in product offerings through innovation; the outcome of our arbitration with LyondellBasell Industries N.V, or LyondellBassell; the terms of our new Operating Agreement with LyondellBassell; the impact of inflation on our results of operations and financial condition; our ability to realize certain deferred tax assets; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding our planned semi-works plant, including anticipated benefits of the facility; estimates related to the useful lives of certain assets for tax purposes; our anticipated dividend policy; adequacy of accruals for contingencies; anticipated growth in demand for Cariflex products; anticipated costs incurred by customers that switch vendors; costs, timing and plans related to our planned joint venture with Formosa Petrochemical Corporation and the related manufacturing facility; estimated future contributions to and assumptions regarding our employee benefit plans; adequacy of cash flows to fund working capital and anticipated capital expenditures; and expectations regarding counterparties’ ability to perform. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

General

Our Company

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability and processability. Our SBC polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. We focus on the end use markets we believe offer the highest growth potential and greatest opportunity to differentiate our products from competing products. Within these end use markets, we provide our customers with a broad portfolio of highly-engineered polymers that we believe are value-enhancing and, in many cases, critical to the performance of their products. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are typically developed using our proprietary, and in many cases patent-protected, technology and require significant engineering, testing and certification. In 2011, we were awarded 79 patents for new products or applications and at December 31, 2011, we had 1,136 granted patents and 286 pending patent applications. We believe our almost 50-year track record of innovation, long-standing customer relationships and global infrastructure position us well to successfully execute our strategies.

Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades and power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our IRL products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of IRL provides opportunities for new, high-margin applications. In addition to IRL, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”), alternatives for wire, cable and medical applications, and polymers for use in slush molding for automotive applications, and our NexarTM family of membrane polymers for applications such as water filtration and breathable fabrics.

Our total capacity as of December 31, 2011 was approximately 420 kilotons. We generated approximately $1,437.5 million of sales revenue and 303.0 kilotons of sales volume for the year ended December 31, 2011. In 2011, we generated 14.3% of our sales revenue from innovation-driven revenue, which we define as revenue from products or applications introduced in the preceding five years. Our customers are diversified by industry and geography with more than 800 customers in over 60 countries. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

We have had relationships with many of our customers for 15 years or more and work closely with our customers to design products that meet application-specific performance and quality requirements. We have a diverse customer base, with no single customer accounting for more than 10.0% of our sales revenue in 2011 and our top 10 customers together representing approximately 29.2% of our sales revenues in 2011. Because of the technical expertise and investment required to develop many of our product formulations and the lead times required to replace them, our customers would likely incur additional costs by changing to an alternative vendor.

Over the past several years, we have implemented a range of strategic initiatives designed to enhance our profitability and end use market position. These include fixed asset investments to expand our capacity in specialized products, to enhance productivity at our existing facilities and to reduce our fixed costs through headcount reductions, production line closures at our Pernis, the Netherlands, facility (“Pernis”) and system upgrades. During this period, we have substantially exited the footwear applications business, which typically yielded lower margins than our other core end use markets, and implemented pricing strategies designed to enhance our overall margins and return on invested capital. We believe these initiatives provide us with a platform to benefit from volume growth that may occur in our end use markets.

Corporate History

Prior to our initial public offering and related reorganization transactions in December 2009, we were an indirect wholly-owned subsidiary of TJ Chemical Holdings LLC and were indirectly owned by certain affiliates of TPG Capital, L.P., which we refer to collectively as “TPG,” and certain affiliates of J.P. Morgan Partners, LLC, which we refer to collectively as “JPMP,” and certain members of our management. We conduct our business through Kraton Polymers LLC and its consolidated subsidiaries. Prior to our initial public offering, Kraton Polymers LLC’s parent company was Polymer Holdings LLC, a Delaware limited liability company. On December 16, 2009, Polymer Holdings LLC was converted from a Delaware limited liability company to a Delaware corporation and renamed Kraton Performance Polymers, Inc., which remains Kraton Polymers LLC’s parent company. In addition, prior to the closing of the initial public offering, TJ Chemical was merged into (and did not survive the merger with) Kraton Polymers LLC. Our initial public offering was completed, and trading in our common stock on the New York Stock Exchange commenced, in December 2009. TPG and JPMP collectively owned a majority of our common stock following the initial public offering, and through two secondary public offerings conducted in September 2010 and April 2011, sold all of their holdings in our common stock. We did not receive any proceeds from these secondary offerings.

Recent Developments

Construction of a New Semi-Works Plant at our Belpre, Ohio, Facility. In December 2011, we finalized our plans for construction of a new semi-works plant at our Belpre, Ohio, facility. The new plant will replace our current pilot plant located at the Shell Westhollow Technology Center in Houston, Texas. The new semi-works pilot plant is expected to enhance our innovation and product development processes and reduce new product development cycle time. USBC and HSBC materials produced at the new plant will be used internally in our research and new product development efforts and will also be provided to customers for qualification and testing purposes. We also expect the plant to produce semi-commercial quantities that are currently produced on our large-scale production units, thereby reducing our reliance on commercial manufacturing facilities for test runs. We expect this capacity will result in improved utilization of our manufacturing lines. The new plant will be larger and will have more instrumentation than our existing pilot plant, and is expected to enable faster and more effective scale up to commercial production than our current facilities allow. Design and construction of the plant is expected to begin in 2012, and we currently expect the plant to be operational in the fourth quarter of 2013. We currently expect our 2012 capital expenditure for this project to be approximately $20.0 million, with the total capital expenditures estimated to be between $35.0 million and $40.0 million. We currently expect to fund 2012 expenditures for this project with operating cash flows.

Establishment of a Joint Venture Framework with Formosa Petrochemical Corporation. In July 2011, we announced the execution of a framework agreement with Formosa Petrochemical Corporation (“FPCC”), a leading global petrochemicals and plastics manufacturer, which sets forth the major terms and conditions that will, upon completion of the necessary definitive agreements, govern the formation of a 50/50 joint venture between the two companies to construct and operate a 30 kiloton HSBC plant to be located on FPCC’s industrial site in Mailiao, Taiwan. The agreement establishes a framework between Kraton and FPCC for the commercial, operational, technical and management aspects of the planned joint venture company. The design of the joint venture plant will incorporate our proprietary polymerization technology, and the plant will produce our more differentiated HSBC polymer grades. The plant will be operated by the joint venture, and we will undertake the global marketing of all products manufactured at the facility. In October 2011 the Fair Trade Commission in

Taiwan approved the proposed joint venture. Certain required approvals from the Taiwanese environmental authorities remain pending. We are currently continuing to work towards the completion of definitive documentation with FPCC which we anticipate being completed in the first half of 2012, subject to receiving all required regulatory approvals. In the fourth quarter of 2011, we advanced plans to expand HSBC capacity in Asia with FPCC. Currently, we are conducting an engineering estimate for the project, which we expect will be completed in March 2012 and will provide data to estimate narrower ranges of total project cost and timing. At this time we anticipate the total project cost estimate will reflect at least $200.0 million. The increase from the previously estimated range of $165.0 million to $200.0 million results principally from an expanded project scope as well as a more detailed assessment of site-specific requirements since entering the framework agreement with FPCC. We are currently targeting to have the plant operational in the first half of 2014. We currently estimate our share of the funding for the joint venture will be approximately $70.0 million in 2012. This estimate is dependent on a number of factors, including final project cost, timing, and the extent to which the project can be funded through third party debt financing, which will impact the equity contributions to be made by us and FPCC. We currently anticipate funding our 2012 contributions with available liquidity and/or through alternative incremental funding sources.

Products

Our Kraton polymer products are high performance elastomers that are engineered for a wide range of end use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion and hot melt and solution applied coatings.

We offer our customers a broad portfolio of products, including 250 core commercial grades of SBCs. Our products are manufactured along the following product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

Below is an overview of our four product lines. Sales revenue percentages included in our product line discussion are based on revenues excluding $4.6 million of other sales revenue in 2011 and $47.6 million of by-product sales revenue reported as other revenues in 2009.

USBCs. We developed the first USBC polymers in 1964 and built the first dedicated block copolymer facility in Belpre, Ohio, in 1971. As of December 31, 2011, our USBC product portfolio included 119 core commercial grades of products. Sales of USBC products comprised approximately 59.5%, 59.1% and 56.6% of our sales revenue in 2011, 2010 and 2009, respectively.

USBCs are used in three of our core end use markets (Advanced Materials, Adhesives, Sealants and Coatings, and Paving and Roofing) in a range of products to impart performance characteristics such as: (1) resistance to temperature and weather extremes in roads and roofing; (2) resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; (3) impact resistance for consumer plastics; and

(4) increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers. As with SBCs in general, USBCs are most often blended with substrates.

HSBCs. We developed the first HSBC polymers in the late 1960s for use in production of soft, strong compounds for handles and grips and elastic components in diapers. As of December 31, 2011, our HSBC product portfolio included 89 core commercial grades of products. HSBC products are significantly more complex to produce than USBC products and, as a result generate higher margins than USBCs. Sales of HSBC products, comprised 31.7%, 31.2% and 31.6% of our sales revenue in 2011, 2010 and 2009, respectively.

HSBCs are primarily used in our Advanced Materials and Adhesives, Sealants and Coatings end use markets to impart performance characteristics such as: (1) stretch properties in disposable diapers and adult incontinence products; (2) soft feel in numerous consumer products such as razor blades, power tools, and automobile internals; (3) impact resistance for demanding engineering plastic applications; (4) flexibility for wire and cable plastic outer layers; (5) improved flow characteristics for many industrial and consumer sealants lubricating fluids; (6) resistance to ultraviolet light; (7) processing stability and viscosity; and (8) elevated temperature resistance.

IR and IRL. We market our IR and IRL products under the CariflexTM brand name. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins. As of December 31, 2011, our IR and IRL product portfolio included 11 core commercial grades of products. IR and IRL comprised 6.9%, 7.5% and 9.1% of our sales revenue in 2011, 2010 and 2009, respectively.

Isoprene rubber (formed from polymerizing isoprene) is a line of high purity isoprene rubber products and is a non-SBC product. Our IR polymers are available as bales of rubber or as latex. We focus our IR polymers, produced using nanotechnology, in demanding applications such as medical products, adhesives and tackifiers, paints, coatings and photo-resistors. Isoprene rubber latex (emulsion of IR in water) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact operations. Our IRL is a specialized polyisoprene latex with a controlled structure and low chemical impurity levels obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages to natural rubber latex. IRL is predominately used in the synthetic surgical gloves and condoms.

During the second quarter of 2011, we commissioned a line conversion project at our Belpre, Ohio, facility, which now provides for production of IR and replaces production capacity at our former manufacturing facility in the Netherlands that was closed in 2009. During 2011, we also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil facility. Further, we executed a contract with our supplier in Japan to expand the manufacturing capability of IRL. The expansion, which is slated to be completed in mid-2013, is expected to double our existing capacity in Japan. These important projects will support anticipated continuing growth in demand for our CariflexTM products.

Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers and cover a wide range of polymers used in consumer and industrial applications. Compounds can be formulated so that they meet the specific requirements of our customers. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products. As of December 31, 2011, our Compounds product portfolio included 31 core commercial grades of products. Compounds comprised 1.9%, 2.2% and 2.7% of our sales revenue in 2011, 2010 and 2009, respectively.

Our End Use Markets

Our commercial activities are aligned to serve our four core end use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; (3) Paving and Roofing; and (4) CariflexTM. In 2011, we realigned our core end use markets. The Emerging Businesses end use, which previously was comprised primarily of IR and IRL sales, has been renamed Cariflex TM, and IR sales previously reported in our Advanced Materials and in our Adhesives, Sealants and Coatings end use markets are now reported in the CariflexTM end use. Additionally, sales of lubricant additives, which were previously not included in our four core end uses, are now reported in our Adhesives, Sealants and Coatings end use.

The following table provides sales revenue information as well as examples of selected applications for each of our core end use markets. Percentages of sales revenue and other data for our core end use markets are reported below on this realigned basis for 2011, as well as for prior periods.

	Revenue Mix (1)
End Use Markets	2011	2010	2009	Selected Applications/Products
Advanced Materials	28.0%	29.8%	28.8%

•    Consumer disposable and consumer durable soft touch

•    Engineering thermoplastics compatibilization and impact modification

•    Personal care

•    PVC, alternatives for medical, wire and cable

•    Disposable food packaging and closures

•    Highly engineered polymer modification

•    Skin care products and lotions

•    Automotive interior and exterior

•    Stoppers for medical/pharmaceutical

Adhesives, Sealants and Coatings	34.8%	34.3%	34.9%	• Tapes and labels • Non-woven and industrial adhesives • Clear sealants • Lubricant additives

Paving and Roofing	29.9%	27.8%	26.4%	• Asphalt modification for performance roadways, bridges and airports • Asphalt modification for roofing felts and shingles

CariflexTM	6.9%	7.5%	9.1%	• Surgical gloves • Condoms

Other	0.4%	0.6%	0.8%	• High styrenics packaging • Footwear • Other

(1)	Based on 2011, 2010 and 2009, sales revenue of $1,437.5 million, $1,228.4 million and $920.4 million, respectively. Excluded from the table is $47.6 million of sales of by-products associated with production at Pernis (which we exited in 2009) that are not associated with sales of our core end use markets.

Advanced Materials. We sell HSBC, USBC, and customized SBC based compounds, across multiple markets as part of the Advanced Materials end use market.

Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane (“TPU”), PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide, and ethylene-propylene-diene-monomer (“EPDM”) based products. We believe the ability to balance performance characteristics such as ease of use, desired aesthetics, haptics, and managing total end product costs are principal factors influencing final product decisions of our customers in this end use market.

Many of our products in this core end use market are customized formulations that are highly engineered to address specific customer needs, such as improved stretch and resilience characteristics in elastic film applications. As such, they require specialized product testing and validation, production and process evaluation. This results in long lead time to achieve customer and industry established approvals.

We believe demand for products in this end use market is principally driven by customer-specific needs and cost. Our innovation led growth strategy focuses on translating the inherent strengths of our product technologies such as flexibility, resilience, impact and moisture resistance, and aesthetics (clarity and haptics), and target opportunities where we can expand and/or have the potential to create new market spaces for our solutions.

Adhesives, Sealants and Coatings. We sell HSBC and USBC products in the Adhesives, Sealants and Coatings end use market.

Our products primarily compete with acrylics, silicones, solvent-based rubber systems and thermoplastic polyolefin elastomers. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost.

Our SBCs are used in applications such as adhesives for diapers and hygiene products, sealants and coatings for construction and automotive applications, elastomeric white roof coatings and adhesives for tapes and labels. Our SBCs in this end use market are compatible with many other formulating ingredients. Due to the limited supply of hydrocarbon resins, we continue to work on SBC modified products that reduce the amount of resin required to formulate an adhesive, delivering similar cost and performance. We have expanded our offering of formulated compounds for both hydrocarbon tackifying resin reduction alternatives and solvent free co-extrusion adhesives for protective films that provide improved adhesive performance with no residue or haze after removal, both of which are commercialized.

We believe demand for products in this end use market is driven largely by the consumption of disposable hygiene products that contain adhesives, particularly in elastic attachment. Further, we believe that cost reduction and consumer market appeal are principal factors driving increasing use of SBC based adhesives relative to paper labels in the pressure sensitive label market. The trend towards utilization of SBC based adhesives is primarily driven by cost reduction and higher performance.

Paving and Roofing. We sell USBC products in the Paving and Roofing end use markets.

Our products primarily compete with chemicals such as styrene-butadiene rubber latex, acetates, polyphosphoric acids, and thermoplastic materials like EPDM, polyethylene, atactic polypropylene and unmodified asphalts. We believe that customer choice in this end use market is driven principally by total end-product cost, temperature performance, bitumen source, and application.

Styrene-butadiene-styrene (“SBS”)-modified asphalt pavements enhance the strength and elasticity of asphalt-based paving compositions over an extended temperature range, thus increasing resistance to wear, rutting and cracking and therefore extending service life. In roofing applications, SBS-modified asphalt produces stronger and more durable felts and shingles, thus reducing the possibility of damage from weather, ice and water build-up and again extending service life.

We believe the ability to maintain roads in an environment where traffic demands are rising and repair budgets are decreasing is the primary issue facing governments and other road owners in every region and a principal driver of demand in this end use market. Our recent commercialization of our Highly Modified Asphalt Technology (“HiMA”) polymers provided better rut and cracking resistance than other elastic binders, while achieving 25-40% reduction in road thickness without any major sacrifice of viscosity or temperature performance. We believe this innovation will extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions.

CariflexTM. We sell IR and IRL in this end use market. We primarily supply the surgical glove, condom and specialty medical device markets.

Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile and polychloroprene latex rubber, as well as polyurethane.

In the medical device markets, we believe that demand for products is driven by purity of the product (including metal residuals content, the absence of natural rubber proteins and plasticisers.) and mechanical properties applicable to surgical gloves, stoppers, closure and other packaging applications. In coatings applications, we believe that demand is driven by the level of impurity, as low levels facilitate more durable coatings that compete with epoxy coating systems. In electronic applications, we believe that demand is driven primarily by low metal content, which we believe reduces the likelihood of quality issues.

The surgical glove and condom markets are largely sourced by natural rubber latex products. However, we have seen a trend in surgeons using gloves made from synthetic latex alternatives, such as our IRL products. We believe this trend is driven by efforts to avoid allergies to natural rubber proteins, as well as comfort, consistent stretch and wearability factors imparted by synthetic latex such as our IRL. We have seen a similar trend in the market for condoms, which we believe is driven by these same factors.

Research, Development and Technology

Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $28.0 million, $23.6 million, and $21.2 million for research and development for the years ended December 31, 2011, 2010, and 2009, respectively. From time to time, we also engage in customer-sponsored research projects; with average spending of approximately $1.0 million a year for the three-year period ended December 31, 2011. As of December 31, 2011, we had 125 employees dedicated to research and development.

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

Our professionals perform research using scientific application equipment located primarily at our Houston, Texas, Amsterdam, the Netherlands and Shanghai, China research and development facilities. At all of our major research and development facilities, we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. Application equipment is used to evaluate polymers and compounds to determine optimal formulations.

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

Our direct sales force, marketing representatives and distributors interact with our customers to provide both product advice and technical assistance. In general, they arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain what we consider to be strong customer relationships.

Total operating revenues from our operations outside the United States were approximately 65.9%, 65.7%, and 66.8% of our total operating revenues in the years ended December 31, 2011, 2010, and 2009, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. Generally Accepted Accounting Principles (GAAP). For geographic reporting, revenues are attributed to the geographic location in which the customers’ facilities are located. We generated approximately 41.0%, 40.0% and 19.0% of our 2011 total operating revenues from customers located in the Americas, Europe and Asia Pacific region, respectively. See Note 13 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of total operating revenues and long-lived assets as of and for the years ended December 31, 2011, 2010, and 2009.

Sources and Availability of Raw Materials

We use butadiene, styrene and isoprene as our primary raw materials (also referred to as monomers) in manufacturing our products. The monomers used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from various suppliers in Russia, China and Japan. These purchases include both spot and contract arrangements. We generally contract with these suppliers on a short-term basis and have increased the number of these contracts to enhance the availability of our isoprene supply. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers. In Japan, butadiene and isoprene are supplied under our joint venture agreement with JSR Corporation. Styrene in Japan is sourced from local third-party suppliers. We believe our contractual and other arrangements with suppliers of butadiene, styrene, and isoprene provide an adequate supply of raw materials at competitive, market-based prices. However, we can provide no assurances that contract suppliers will not terminate these contracts at the expiration of their contract terms, that we will be able to obtain substitute arrangements on comparable terms, or that we generally will be able to source raw materials on an economic basis in the future. If we are unable to obtain one or more of these monomers at competitive prices and necessary levels, or at all, our ability to produce products that use such monomers would be adversely impacted.

Butadiene. Butadiene is available on the global petrochemical market with approximately eight producers in the Americas, 29 in Europe, 48 in Asia and seven in the Middle East. Prices for butadiene are impacted by worldwide supply and demand for butadiene and natural rubber and prevailing energy prices. We believe our contractual and other arrangements with our suppliers will generally provide adequate supplies of butadiene at competitive prices to support our current sales levels. Butadiene prices were volatile in 2011 and 2010, and production of our products above our current sales levels that require butadiene could be limited by our ability to source additional butadiene at competitive prices.

The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. We currently source butadiene in the United States pursuant to contractual arrangements with maturities up to the end of 2013, subject to renewal conditions. Prices for U.S. butadiene vary with the published prices for butadiene on world markets. Due to political unrest in Libya and U.S. sanctions that were imposed upon the Libyan government, crude C4 exports to the United States from Libya were interrupted , and this could affect our ability to obtain butadiene in the United States in the quantities or at the prices we require. Although we have supplemented our requirements of butadiene by purchasing spot supply as needed, no assurances can be given that we will be able to obtain adequate supplies of butadiene at competitive prices in the future.

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

Styrene. Styrene is available on the global petrochemical market with approximately 11 producers located in the Americas, 18 in Europe, 50 in Asia and five in the Middle East. The top five producers worldwide are: BASF, Shell Chemicals, LyondellBasell, Total and Sinopec. Styrene prices are principally driven by worldwide supply and demand, the cost of ethylene and benzene, and prevailing energy prices.

We satisfy our styrene requirements in the United States and Europe pursuant to purchase agreements with maturities up to the end of 2013, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and consequently our future acquisition costs for styrene may therefore increase.

Isoprene. Isoprene is primarily produced and consumed captively by manufacturers for the production of IR, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are impacted by the supply and prices of natural and synthetic rubber, prevailing energy prices and the existing supply and demand of isoprene in the market.

We source our global isoprene requirements through several contractual arrangements. We also purchase additional supplies of isoprene from various suppliers at prevailing market prices. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed.

We have historically had adequate supplies of isoprene. However, we have periodically experienced periods of limited supply due to operational problems at key producers, due to limited availability of crude raw materials for the isoprene extraction units. During these periods, we have normally been able to meet most of our needs by acquiring relatively expensive isoprene from other suppliers. For example, supply constraints in 2009 limited isoprene purchases under some of our existing contracts and we satisfied our requirements by supplementing purchases from a variety of other suppliers. Going forward, we believe our contractual arrangements with several suppliers as well as spot arrangements and longstanding relationships with other third-party suppliers of isoprene will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels. Production of our products that require isoprene could be limited by our ability to source additional isoprene at competitive prices, and we can provide no assurances in this regard.

Competition

We compete with other SBC producers and non-SBC product producers primarily on the basis of price, breadth of product availability, product quality and speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce custom products and the availability of technical support. See “Part I, Item 1. Business” for further discussion of competition in our end use markets.

SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dynasol Elastomers, Kuraray Company, Korea Kumho P.C., Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Generally, however, we believe individual competitors do not compete across all of our end use markets.

Product Substitution. We also compete against a broad range of alternative, non-SBC products within each of our end use markets. See “Part I, Item 1. Business” for further discussion of product substitution in our end use markets.

Operating and Other Agreements

Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities. LyondellBasell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LyondellBasell employs and provides all staff, other than certain managers, assistant managers and technical personnel whom we may appoint. The original agreement had an initial term of 20 years, beginning in February 2001, indefinitely renewing automatically for consecutive five-year periods. A new operating agreement is being finalized, with an initial term through December 31, 2014 and shall continue thereafter for an indefinite period, if not terminated earlier with 18 months’ notice by either party.

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

Information Systems

We utilize ERP software systems to support each of our facilities worldwide. In 2009, we upgraded our ERP software systems utilizing a single global system, which provided increased reliability of our systems, and implementing best practices for our industry. The ERP software systems are supported by internal resources. We also have in place a laboratory quality assurance system; including bar code based material management systems and manufacturing systems. An annual disaster recovery exercise is performed on critical systems utilizing third-party data centers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. As of December 31, 2011, approximately 20% of our patent portfolio (286 of 1,422) consisted of patent applications (the majority of which were filed after 2003). In light of the fact that patents are generally in effect for a period of 20 years as of the filing date, this means that a significant portion of the portfolio would remain in effect for a long period (assuming most of these applications will be granted). The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business. Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to us.

As a general matter, our trade names are protected by trademark laws. Our products are marketed under the registered trademarks “Kraton”, “Elexar”, “Giving Innovators Their Edge”, “Nexar” and “Cariflex.”

In our almost 50 years in the SBC business, we have accumulated a substantial amount of technical and business expertise. Our expertise includes: product development, design and formulation, information relating to the applications in which our products are used, process and manufacturing technology, including the process and design information used in the operation, maintenance and debottlenecking of our manufacturing facilities, and the technical service that we provide to our customers. We hold extensive discussions with customers and potential customers to define their market needs and product application opportunities. Where we believe necessary, we have implemented trade secret protection for our technical knowledge through non-analysis, secrecy and related agreements.

Employees

We had 916 full-time employees at December 31, 2011. In addition, 175 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements. See “—Operating and Other Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

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

For example, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Sections 112 of the Clean Air Act. The Boiler MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. The final rule was published in the Federal Register on March 21, 2011 and was to have become effective 60 days later on May 20, 2011, if it was not otherwise changed or delayed. On May 16, 2011, the EPA announced a stay and reconsideration of the Boiler MACT rule and established a new comment period, which was open until July 15, 2011, in order to allow the EPA to continue to seek additional public comment before proposing a revised Boiler MACT rule. In December 2011, the EPA proposed a reconsidered Boiler MACT rule in lieu of the March 2011 version that was subject to a 60-day comment period. Litigation against the EPA by environmental interest groups resulted in the EPA’s delay notice being vacated by the Federal court in January 2012. The Boiler MACT rule will likely impact the operation of the Belpre coal-burning boilers after the compliance date. Capital expenditures necessary to comply with the Boiler MACT rule are estimated to be $40.0 million to $50.0 million, of which approximately $0.9 million was incurred in 2011, $2.2 million is expected to be incurred in 2012 and the balance is expected to be incurred between 2013 and 2015, if the above rule is finalized.

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

Our Belpre, Ohio, facility is the subject of a site investigation and remediation program administered by the EPA pursuant to the Resource Conservation and Recovery Act (“RCRA”). In March 1997, Shell Chemicals entered into a consent order to investigate and remediate areas of contamination on and adjacent to the site. In March 2003, we joined Shell Chemicals in signing a new consent order that required additional remediation and assessment of various areas of contamination and continues to require groundwater-monitoring and reporting. Shell Chemicals continues to take the lead in this program, has posted financial assurance of $5.2 million for the work required under the consent order and has also indemnified us for the work required under this program, subject to the condition that we provide notice of any claims on or prior to February 28, 2021. In turn, we have agreed with Shell Chemicals that we will, for a fee, provide certain services related to the remediation program. We have agreed with Shell Chemicals that we will pay up to $100,000 per year for the groundwater monitoring associated with the 2003 consent order.

Our Brazilian facility has also been affected by prior Shell Chemicals operations. A Shell Chemicals pesticide manufacturing operation was previously located on a tract of land adjacent to our Brazilian facility. In addition, areas of our facility were used by Shell Chemicals as part of its crop protection business. Shell Chemicals has retained responsibility for remediating a former manufacturing facility located on our site and has also indemnified us for identified waste management areas used in prior operations. The indemnity for remediation relating directly to the facility for the previous pesticide manufacturing operations and for disposal activity related to that facility and for third-party claims regarding hazardous substance disposal expires in 2021. Shell Chemicals has installed a hydraulic barrier to prevent migration of ground water contamination and has completed other cleanup actions on the site.

Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. Coverage under the indemnity varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. The indemnity for specific site clean-up matters and for third-party claims regarding hazardous substance disposal expires in 2021. Claims that may arise in the future related to past operations may not be covered by the Shell Chemicals’ indemnities and amounts that are recoverable under those indemnities may not be sufficient to satisfy claims against us.

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

Insurance

We have levels of insurance that we believe to be customary for a company of our size in our industry. Our insurance policies are subject to customary deductibles and limits.

Seasonality

Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters. Our other end use markets tend to show relatively little seasonality.

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

Our business and operating results have been affected by the ongoing global recession, dislocations in the housing and commercial real estate markets, fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. The recent European debt crisis and related European financial restructuring efforts have contributed to instability in European markets in which we operate. Uncertainty regarding global economic conditions poses a continuing risk to our business, as consumers and businesses may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which may reduce demand for our products. If global economic and market conditions, or economic conditions in key markets such as Europe, remain uncertain or deteriorate further, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Under certain of these agreements, we are required to indemnify LyondellBasell, including in certain circumstances for loss and damages resulting from LyondellBasell’s negligence in performing their obligations.

The failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.

Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We use styrene in the production of most of our polymer products. We use butadiene in the production of SBS grades of USBCs and SEBS (“styrene-ethylene-butylene-styrene”) grades of HSBCs. We use isoprene in the production of

SIS (“styrene-isoprene-styrene”) grades of USBCs, SEPS (“styrene-ethylene-propylene-styrene”) grades of HSBCs and polyisoprene rubber, or IR. We have entered into long-term supply agreements with Shell Chemicals, LyondellBasell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, which may significantly impact our operations.

In addition, most of our long-term contracts contain provisions that allow our suppliers to limit, or allocate, the amount of raw materials shipped to us below the contracted amount in certain circumstances. If we are required to obtain alternate sources for raw materials because a supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers in sufficient quantities or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us. A lack of availability of raw materials could have an adverse effect on our results of operations.

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

The major producers of isoprene are Goodyear, Shell Chemicals, Nippon Zeon, Braskem, several Chinese producers and various Russian manufacturers. Currently, we source our isoprene requirements for the United States and Europe from a portfolio of suppliers. In Japan, we obtain the majority of our isoprene requirements from our joint venture partner, on a commercial supply basis and from alternative suppliers as needed. In Brazil, isoprene is obtained from a local third party supplier. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain isoprene required for our operations on terms favorable to us or at all.

Because there is limited non-captive isoprene availability, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are impacted by the supply and prices of natural and synthetic rubber, prevailing energy prices and the existing supply and demand of isoprene in the market. Significant increases in the cost of isoprene could have a material impact on our results of operations. In the past, tight supply in the isoprene market has been exacerbated by operational problems of some key producers and reduced availability of crude C5 inputs for the extraction units. A lack of availability of isoprene could have an adverse effect on our results of operations if we are unable to produce products containing isoprene.

If the availability of butadiene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on facility utilization and our sales of products requiring butadiene.

The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. Due to political unrest in Libya and U.S. sanctions that were imposed upon the Libyan government, crude C4 exports to the United States from Libya were interrupted, and this could affect our ability to obtain butadiene in the United States in the quantities or at the prices we require. Historically, the European market has been better balanced and provided exports to North America. Currently, our butadiene requirements in the United States are satisfied by several suppliers, and LyondellBasell is our major butadiene supplier in Europe. In general, the quantity of butadiene available in any one region is dependent on the cracking inputs of olefins plants, ethylene demand, inter-regional demand for butadiene and demand for other oil derivatives. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms.

If the availability of styrene is limited, we may be unable to produce some of our products in quantities demanded by our customers, which could have an adverse effect on facility utilization and our sales of products requiring styrene.

We satisfy our styrene requirements in the United States and Europe pursuant to purchase agreements with maturities up to the end of 2013, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and consequently our future acquisition costs for styrene may therefore increase.

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of our raw materials. Our three principal raw materials (butadiene, styrene, and isoprene) together represented approximately 58.8%, 55.6% and 42.6% of our total cost of goods sold for the years ended December 31, 2011, 2010 and 2009, respectively. In general, increases in energy prices have led to increases in the costs of butadiene and styrene, which would lead to increases in the cost of our raw materials. Butadiene pricing has been particularly volatile in 2011 and 2010. Political unrest in the Middle East and market dislocation resulting from U.S. sanctions relating thereto could lead to increases in the price of crude oil. As described above, the market for non-captive isoprene is thin and prices are particularly volatile. Because of the significant portion of our cost of goods sold represented by these three monomers, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

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

Our most significant competitors are Asahi Chemical, Chi Mei, Dynasol Elastomers, Kuraray Company, Korea Kumho P.C., Lee Chang Yung, LG Chemical, Polimeri Europa, Sinopec, Taiwan Synthetic Rubber Corporation and Zeon Corporation. Several competitors, including Lee Chang Yung, LG Chemical and Sinopec, have expanded USBC capacity over the last three years.

In addition, competition between styrenic block copolymers and other products within the end use markets in which we compete is intense. Increased competition from existing or newly developed SBC or non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements. If we are unable to successfully compete with other producers of styrenic block copolymers or if other products can be successfully substituted for our products, our sales may decline.

If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.

Our industry and the end use markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end use markets, and upon our ability to successfully develop, manufacture and market products in such changing end use markets. In order to maintain our profit margins and our competitive position, we must continue to identify, develop and market innovative products on a timely basis to replace existing products. We may not be successful in developing new products and technology that successfully compete with newly introduced products and materials, and our customers may not accept, or may have lower demand for, any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

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

From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the necessary freedom to operate fully in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could be liable for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products.

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

If we were to discover that our processes, technologies or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. If we incur significant costs to litigate our intellectual property rights or on fees to obtain licenses, or if our inability to obtain required licenses for our processes, technologies or products prevents us from selling our products , then our business and results of operations could be materially adversely affected.

Our business is subject to seasonality that may affect our quarterly operating results and impact the market price of our common stock.

Seasonal changes and weather conditions typically affect our Paving and Roofing end use market. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. In addition, abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly Paving and Roofing sales in any given year. If Paving and Roofing results cause our operating results to fall below the periodic expectations of financial analysts or investors, the market price of our common stock may decline.

Substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facility and the senior notes.

As of December 31, 2011, our indebtedness consists of:

•	$142.5 million senior secured term loan under our senior secured credit facility; and

•	$250.0 million principal amount of senior unsecured notes.

As of December 31, 2011 we have borrowing capacity available to us of $200 million under the revolving portion of the senior secured credit facility, which, if borrowed, would be senior secured indebtedness and subject to our compliance with certain covenants and other conditions. Additionally we have the option to raise up to $125 million of incremental term loans or increased revolving credit commitments without satisfying any additional financial tests under the indentures governing the senior notes, which, if borrowed, would be senior secured indebtedness.

Although the terms of our senior secured credit facility and the indenture governing the senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Our indebtedness could:

•	make it more difficult for us to satisfy our financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•	increase the risk that we breach financial covenants and other restrictions in our debt agreements;

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

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

Our ability to pay principal of and interest on indebtedness, fund working capital, and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured revolving credit facility to fund liquidity needs, including debt service. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.

Our debt instruments, including the senior secured credit facility and the indenture governing the senior notes, impose significant operating and financial restrictions on us.

Our senior secured credit facility and the indenture governing our senior notes contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Under the terms of our senior secured credit facility, we are subject to financial covenants, including maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. In addition, our credit facility and indenture include restrictions on our ability to, among other things:

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

A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. Further, an event of default or acceleration of indebtedness under one instrument may constitute an event of default under another instrument. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products entails the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, the customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. There can be no assurance that our efforts to protect ourselves from product liability claims in this regard will ultimately protect us from any such claims.

As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, France and Japan, in addition to our operations in the United States. We are also in negotiations to enter into a joint venture in Taiwan. Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	risk of non-compliance with the United States Foreign Corrupt Practices Act or similar antibribery legislation in other countries by agents or other third-party representatives;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations;

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries; and

•	civil unrest, including labor unrest, in response to local political conditions.

We may not be successful in developing and implementing policies and strategies to address the foregoing risks in a timely and effective manner at each location where we do business. Consequently, the occurrence of one or more of the foregoing risks could have a material adverse effect on our international operations or upon our financial condition and results of operations.

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

Because of the nature of our operations, we could be subject to legislation and regulation affecting the emission of greenhouse gases. The EPA has promulgated new regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. These requirements to limit greenhouse gas emissions may require us to incur capital investments to upgrade our operations to comply with any future greenhouse gas emissions controls. While the impact of any such legislation or regulation is currently speculative, any such legislation or regulation, if enacted, may have an adverse effect on our operations or financial condition.

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

We face the risk that individuals could, in the future, seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. We may be subject to future claims with respect to workplace exposure, workers’ compensation and other matters that are filed after the date of our acquisition of Shell Chemicals’ elastomers business. While Shell Chemicals has agreed to indemnify us for certain claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001, those indemnity obligations are subject to limitations, and we cannot be certain that those indemnities will be sufficient to satisfy claims against us. In addition, we face the risk that future claims would fall outside of the scope of the indemnity due either to the limitations on the indemnity or to their arising from events and circumstances occurring after February 2001. Finally, under certain of the lease and operating agreements under which LyondellBasell leases and provides services to our sites in Wesseling, Germany, and Berre, France, we are required to indemnify LyondellBasell in certain circumstances, including in certain circumstances for loss and damages resulting from LyondellBasell’s negligence in performing their obligations.

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

Our Paulinia, Brazil, facility also has on-site contamination resulting from past operations of Shell Chemicals. Although an indemnity from Shell Chemicals covers claims related to specified areas within the facility, we may be required to undertake and pay for remediation of these and other areas. The indemnity coverage from Shell Chemicals is limited in time and amount and we cannot rely upon it to cover possible future claims for on-site contamination separate from the areas specified in the indemnity. The Paulinia facility is also adjacent to a former Shell Chemicals site where we believe past manufacturing of hydrocarbons resulted in significant contamination of soil and groundwater and required relocation of nearby residents. It is our understanding that the Shell Chemicals portion of the site has changed ownership several times, which may impact financial responsibility for contamination on the site. While we are not aware of any significant contamination at our Paulinia facility, we could potentially be the subject of claims related to pesticide contamination and effects at some point in the future.

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

We are subject to numerous regulations, including customs and international trade laws, export control, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. If these regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact our results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.

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

Our operations are conducted by subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies, to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.

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

We are currently negotiating definitive documentation with Formosa Petrochemical Corporation to construct and operate a 30 kiloton HSBC facility to be located in Mailiao, Taiwan. We cannot be certain that we will be able to acquire all necessary permitting or other approvals for the construction of the facility in a timely fashion, if at all, or be able to reach definitive agreements regarding this joint venture or, if definitive agreements are reached, that the facility will be successfully constructed and operated within our expected timeframe or budget or yield expected results. If any of these risks materialize, our prospects in Asia could be materially delayed or adversely impacted.

Our relationship with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. As of December 31, 2011, we had 916 full-time employees. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms, and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio, facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business and financial condition and results of operations.

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

We sponsor a defined benefit pension plan. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $44.8 million at December 31, 2011. We contributed $7.4 million to the pension plan in 2011 and, based on the actuarial and other assumptions used in our consolidated financial statements, are forecasting contributions of approximately $9.8 million in 2012. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If interest rates and actual rates of return on invested plan assets were to decrease significantly, the pension plan obligation could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.

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

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	require that the number of directors be determined, and provide that any vacancy or new board seat may be filled, only by the board;

•	do not permit stockholders to act by written consent;

•	do not permit stockholders to call a special meeting;

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

Our Kraton Performance Polymers, Inc. Executive Severance Program and the equity arrangements with our executive officers also contain change in control provisions. Under the terms of these arrangements, the executive officers are entitled to receive significant cash payments, immediate vesting of options, restricted shares and notional shares, and continued medical benefits in the event their employment is terminated under certain circumstances within one year following a change in control, and with respect to certain equity awards, within two years following a change in control.

Any Supplemental Pension Benefits a participant may have accrued under the Kraton Polymers U.S. LLC Pension Benefit Restoration Plan also vests immediately on a change of control and any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, certain change of control transactions constitute an event of default under our credit facility and would require us to offer to purchase our outstanding senior notes at 101% of their principal amount.

These arrangements and provisions of our organizational documents and Delaware law may have the effect of delaying, deferring or preventing changes of control or changes in management of our company, even if such transactions or changes would have significant benefits for our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our stockholders for the foreseeable future. The senior secured credit facility and our senior notes indenture may preclude us from paying cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board deems relevant.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Kraton Performance Polymers is a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries, including Kraton Polymers LLC. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. In addition, our subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Suite 300, Houston, Texas 77032.

We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary greatly depending upon feedstock, product mix and operating conditions.

Our properties consist primarily of manufacturing and research and development facilities for the production of specialty chemicals. The following table sets forth our principal facilities:

Location	Acres	Approximate Square Footage	Use	Owned/Leased
Belpre, Ohio	350	3,600,000	Manufacturing	Owned	(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Owned	(2)
Berre, France	9.0	392,000	Manufacturing	Owned	(2)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned	(3)
Houston, Texas	N/A	105,500	R&D	Leased	(4)
Shanghai, China	N/A	33,000	R&D	Leased	(4)
Amsterdam, the Netherlands	N/A	32,015	R&D	Leased	(4)
Tsukuba, Japan	4.5	23,327	R&D	Leased	(4)

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.
(2)	We lease the land, but own the manufacturing facility and production equipment.
(3)	The Kashima, Japan, facility is owned by our 50%-50% joint venture with JSR.
(4)	We lease the facility, but own the equipment.

Belpre, Ohio. Our Belpre site is our largest manufacturing facility, with connections to barge, rail and truck shipping and receiving facilities. The Belpre site has approximately 192 kilotons of production capacity to which we are entitled. The Belpre facility currently produces USBC, HSBC, and CariflexTM products. A portion of the HSBC capacity at Belpre is owned by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre facility and the land on which it is located.

Wesseling, Germany. Our Wesseling manufacturing site is located on the premises of LyondellBasell. The site has direct access to major highways and extensive railway connections. Production capacity is approximately 96 kilotons. LyondellBasell owns the land on the premises and leases it to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. We own the SBC manufacturing facility and production equipment in the facility. The Wesseling facility currently produces USBC products. LyondellBasell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. LyondellBasell has the right to approve any expansion of our facility at Wesseling although its consent may only be withheld if an expansion would be detrimental to the site.

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

Paulinia, Brazil. Our Paulinia site is located with access to major highways. The facility currently has a production capacity of approximately 29 kilotons of USBC in addition to capacity dedicated to producing CariflexTM products. We own the facility and the land at Paulinia. BASF owns the adjacent site and shares title to the facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.

Kashima, Japan. Our Kashima site is owned and operated by a manufacturing joint venture named Kraton JSR Elastomers K.K., or KJE, between us and JSR. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 42 kilotons of USBC products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement. The SBC manufacturing facility is leased to KJE.

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

Item 3.	Legal Proceedings.

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

The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer follow the term sheet. Since receiving the September 9, 2010 notice, Kraton has been paying an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet circumstances between the parties.

The outcome of the arbitration cannot be predicted with accuracy at this time. However, we do not believe it is probable that LyondellBasell will prevail in the arbitration, and we do not expect the final resolution of this matter to have a material impact on our financial position, results of operations or cash flows. For the year ended December 31, 2011, we recognized a charge of $5.7 million, on a pre-tax basis, to cost of goods sold for the net excess payments to LyondellBasell.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million related to the 2009 tax year. The tax authorities claim that we did not timely file forms that serve to cap taxes for 2009. We believe that all such forms were timely filed and we are otherwise in compliance with all filing requirements, and we are owed a refund of €0.3 million. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these other existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Form 10-K, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

For information regarding legal proceedings, including environmental matters, see “Part I, Item 1. Business—Environmental Regulation” and Note 11 Commitments and Contingencies (subsections (b) and (d) of which are incorporated herein by reference) to the consolidated financial statements for further discussion.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “KRA” since December 17, 2009. Prior to that date, our equity securities were not listed on any exchange in each period indicated or traded on any public trading market. The following table sets forth the high and low intraday sales prices of our common stock per share, as reported by the New York Stock Exchange.

	Stock Price Range
	High	Low
2011
Fourth Quarter	$21.85	$14.37
Third Quarter	$41.84	$15.26
Second Quarter	$47.89	$34.51
First Quarter	$41.75	$30.03

2010
Fourth Quarter	$34.85	$24.62
Third Quarter	$30.00	$18.28
Second Quarter	$21.56	$17.57
First Quarter	$18.49	$12.91

We have not previously declared or paid any dividends or distributions on our common stock. As of February 24, 2012, we had approximately 94 shareholders of record of our common stock and approximately 12,000 beneficial owners.

Stock Performance Graph

The following graph reflects the comparative changes in the value from December 17, 2009, the first trading day of our common stock on the NYSE, through December 31, 2011, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return To Shareholders’

(Includes reinvestment of dividends)

		Annual Return Percentage, Years Ending
Company Name / Index		12/31/09	12/31/10	12/31/11
Kraton Performance Polymers, Inc.		0.37%	128.24%	(34.41)%
S&P SmallCap 600 Index		3.68%	26.31%	1.02%
Dow Jones U.S. Specialty Chemicals		1.04%	37.19%	(2.82)%

	Cumulative Value of $100 Investment, through December 31, 2011
Company Name / Index	Base Period 12/17/09	12/31/09	12/31/10	12/31/11
Kraton Performance Polymers, Inc.	$100.00	$100.37	$229.09	$150.26
S&P SmallCap 600 Index	$100.00	$103.68	$130.95	$132.28
Dow Jones U.S. Specialty Chemicals	$100.00	$101.04	$138.62	$134.70

Dividends

We have not previously declared or paid any dividends or distributions on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and we do not anticipate paying any cash dividends in the foreseeable future. We are currently restricted in our ability to pay cash dividends on our common stock by the covenants in the senior secured credit facility and may be further restricted by the terms of any of our future debt or preferred securities. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. The terms of our senior notes also restrict our ability and the ability of our subsidiaries to pay dividends. For more information about these restrictions, see Note 7 Long-Term Debt to the consolidated financial statements.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Kraton Polymers LLC—Debt Refinancing

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% senior notes due 2019 through an institutional private placement and entering into a $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. The terms of our senior notes restricts our ability and the ability of our subsidiaries to pay dividends. See Note 7 Long-Term Debt to the consolidated financial statements for further discussion.

Item 6.	Selected Financial Data.

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated statements of operations data:
Operating revenues:
Sales	$1,437,479	$1,228,425	$920,362	$1,171,253	$1,066,044
Other(1)	0	0	47,642	54,780	23,543

Total operating revenues	1,437,479	1,228,425	968,004	1,226,033	1,089,587
Cost of goods sold	1,121,293	927,932	792,472	971,283	938,556

Gross profit	316,186	300,493	175,532	254,750	151,031

Operating expenses
Research and development	27,996	23,628	21,212	27,049	24,865
Selling, general and administrative	101,606	92,305	79,504	101,431	69,020
Depreciation and amortization	62,735	49,220	66,751	53,162	51,917

Total operating expenses	192,337	165,153	167,467	181,642	145,802

Gain (loss) on extinguishment of debt	(2,985)	0	23,831	0	0
Earnings of unconsolidated joint venture(2)	529	487	403	437	626
Interest expense, net	29,884	23,969	33,956	36,695	43,484

Income (loss) before income taxes	91,509	111,858	(1,657)	36,850	(37,629)
Income tax expense (benefit)	584	15,133	(1,367)	8,431	6,120

Net income (loss)	$90,925	$96,725	$(290)	$28,419	$(43,749)

Earnings (loss) per common share
Basic	$2.85	$3.13	$(0.01)	$1.46	$(2.26)
Diluted	$2.81	$3.07	$(0.01)	$1.46	$(2.26)
Weighted average common shares outstanding
Basic	31,786	30,825	19,808	19,387	19,375
Diluted	32,209	31,379	19,808	19,464	19,375

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS at Pernis.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$88,579	$92,750	$69,291	$101,396	$48,277
Total assets	$1,153,756	$1,080,723	$974,499	$1,031,874	$984,894
Total debt	$392,500	$382,675	$384,979	$575,316	$538,686

	2011	2010	2009	2008	2007
Other data:
Ratio of earnings to fixed charges	3.54:1.00	5.07:1.00	0.95:1.00	1.93:1.00	0.20:1.00

Our earnings were insufficient to cover our fixed charges by approximately $1.6 million and $38.1 million, for the years ended December 31, 2009 and 2007, respectively.

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

	Years ended December 31,
	2011	2010	2009
	(in thousands)
EBITDA(1)	$184,128	$185,047	$99,050
Adjusted EBITDA(2)	194,327	194,906	91,359

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(2)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide helpful information to securities analysts, investors and other interested parties evaluating our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

We reconcile net income (loss) to EBITDA and Adjusted EBITDA as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$90,925	$96,725	$(290)
Add (deduct):
Interest expense, net	29,884	23,969	33,956
Income tax expense (benefit)	584	15,133	(1,367)
Depreciation and amortization expenses	62,735	49,220	66,751

EBITDA	$184,128	$185,047	$99,050
Add (deduct):
Management fees and expenses	0	0	2,000
Restructuring and related charges(a)	1,755	6,387	9,677
Non-cash expenses(b)	5,459	3,472	4,463
(Gain) loss on extinguishment of debt	2,985	0	(23,831)

Adjusted EBITDA	$194,327	$194,906	$91,359

(a)	2011 includes charges related to our debt refinancing. 2011 and 2010 restructuring and related charges consisted primarily of consulting fees, severance expenses, and other charges associated with the restructuring of our European organization as well as expenses associated with the March 2011 secondary public offering of our common stock. 2009 charges consisted primarily of costs associated with the exit of the Pernis facility. All periods also reflect charges associated with evaluating merger and acquisition transactions.
(b)	For all periods, consists primarily of non-cash compensation. For 2009, also reflects the non-cash inventory impairment to lower inventory from FIFO cost to market value and losses on the sale of fixed assets.

Restructuring and related charges discussed above were recorded as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Cost of goods sold	$0	$0	$6,747
Selling, general and administrative	1,755	6,387	2,930

Total restructuring and related charges	$1,755	$6,387	$9,677

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

Kraton Performance Polymers, Inc. is a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades and power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our IRL products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms.

We offer our customers a broad portfolio of products that includes 250 core commercial grades of SBCs. We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and IRL; and

•	compounds.

We offer 119, 89, 11 and 31 core commercial grades of USBC, HSBC, IR and IRL and compounds, respectively. The majority of worldwide SBC capacity is dedicated to the production of USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in more differentiated applications, such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

Product Line Sales Revenue(1):	2011	2010	2009
USBCs	59.5%	59.1%	56.6%
HSBCs	31.7%	31.2%	31.6%
CariflexTM	6.9%	7.5%	9.1%
Compounds	1.9%	2.2%	2.7%

(1)	The percentage of sales revenue in our product line discussion excludes $4.6 million of other sales in 2011 and $47.6 million of by-product sales reported as other in 2009.

In 2011, we realigned our core end use markets. The Emerging Businesses end use, which previously was comprised primarily of IR and IRL sales, has been renamed Cariflex TM, and IR sales previously reported in our Advanced Materials and in our Adhesives, Sealants and Coatings end use markets are now reported in the CariflexTM end use. Additionally, sales of lubricant additives, which were previously not included in our four core end uses, are now reported in our Adhesives, Sealants and Coatings end use. Percentages of sales revenue and other data for our core end use markets are reported below on this realigned basis for 2011, as well as for prior periods.

		Sales Revenue Mix (1)
End Use Markets	2011	2010	2009
Advanced Materials	28.0%	29.8%	28.8%
Adhesives, Sealants and Coatings	34.8%	34.3%	34.9%
Paving and Roofing	29.9%	27.8%	26.4%
CariflexTM	6.9%	7.5%	9.1%

(1)	Based on 2011, 2010 and 2009 sales revenue of $1,437.5 million, $1,228.4 million and $920.4 million. Excluded from the table is $47.6 million of sales of by-products associated with production at Pernis, which we exited in 2009.

2011 Financial Highlights

•	Sales revenue increased 17.0% in 2011 compared to 2010.

•	Gross profit increased $15.7 million to $316.2 million in 2011 compared to $300.5 million in 2010.

•	Net income declined $5.8 million to $90.9 million or $2.81 per diluted share for 2011, compared to net income of $96.7 million, or $3.07 per diluted share for 2010.

•	Adjusted EBITDA decreased $0.6 million to $194.3 million in 2011 compared to $194.9 million in 2010.

•	Cash provided by operating activities increased $9.4 million to $64.8 million in 2011 compared to $55.4 million in 2010.

Results of Operations

Factors Affecting Our Results of Operations

Sales Revenues. We implemented a series of global price increases in 2011, which were generally broad-based across our end use markets in response to higher raw material costs and other factors.

Cost of Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. These monomers together represented approximately 58.8%, 55.6%, and 42.6% of our total cost of goods sold for the years ended December 31, 2011, 2010, and 2009, respectively. The cost of these monomers has generally correlated with changes in crude oil prices and prices have fluctuated significantly during the period covered by this report due to volatility in the global supply and demand of crude oil and global economic conditions. Not withstanding any volatility within a given year, our overall cost for these monomers was higher in the year ended December 31, 2011 relative to the year ended December 31, 2010 and higher in 2010 than 2009.

Butadiene, styrene and isoprene pricing has increased from 2009 through 2011 principally due to worldwide supply and demand of butadiene and natural rubber and prevailing energy prices; worldwide supply and demand of styrene, the cost of ethylene and benzene, and prevailing energy prices; the supply and demand of isoprene, the supply and prices of natural and synthetic rubber and prevailing energy prices.

We use the first-in, first out (FIFO) basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (ECRC). Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under estimated current replacement costs. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

•	In 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $66.3 million;

•	In 2010, reported results under FIFO were higher than results would have been on an ECRC basis by $12.1 million;

•	In 2009, reported results under FIFO were lower than results would have been on an ECRC basis by $17.6 million.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. We generated approximately 41.0%, 40.0% and 19.0% of our 2011 sales from customers located in the Americas, Europe and Asia Pacific region, respectively. For both years ended December 31, 2010 and 2009, we generated approximately 42.0%, 37.0%, and 21.0% of our total operating revenues from customers located in the Americas, Europe and Asia Pacific regions, respectively. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses, and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses, and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity

The estimated impact from currency fluctuations amounted to pre-tax income of $1.1 million for the year ended December 31, 2011 and pre-tax losses of $5.5 million and $3.3 million for the years ended December 31, 2010 and 2009, respectively.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Outlook

Prices for our primary raw materials were volatile in 2011 as evidenced by the increase in the North American contract price for butadiene from $0.86 per pound in December 2010 to a high of $1.77 per pound in August 2011. Butadiene prices declined in the fourth quarter of 2011, with the North American contract price ending the year at $0.98 per pound. Due to capacity outages in the first quarter 2012 and other supply/demand fundamentals, the price of butadiene has increased in early 2012, with the February North American contract price for butadiene at $1.19 per pound. We currently expect that the cost of our raw materials will continue to increase into the second quarter 2012.

Although the global economy has yet to recover, and despite recent increases in raw material prices, we are encouraged by customer order patterns experienced in the first two months of the first quarter. As a result, we remain optimistic about the outlook for the full year as we continue to work with our customers to penetrate new market applications with Kraton.

Summary Operating Results

Below are our operating results derived from our Consolidated Statements of Operations.

	Years ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Operating revenues:
Sales	$1,437,479	$1,228,425	$920,362
Other(1)	0	0	47,642

Total operating revenues	1,437,479	1,228,425	968,004
Cost of goods sold	1,121,293	927,932	792,472

Gross profit	316,186	300,493	175,532

Operating expenses:
Research and development	27,996	23,628	21,212
Selling, general and administrative	101,606	92,305	79,504
Depreciation and amortization	62,735	49,220	66,751

Total operating expenses	192,337	165,153	167,467

Gain (loss) on extinguishment of debt	(2,985)	0	23,831
Earnings of unconsolidated joint venture(2)	529	487	403
Interest expense, net	29,884	23,969	33,956

Income (loss) before income taxes	91,509	111,858	(1,657)
Income tax expense (benefit)	584	15,133	(1,367)

Net income (loss)	$90,925	$96,725	$(290)

Earnings (loss) per common share:
Basic	$2.85	$3.13	$(0.01)
Diluted	$2.81	$3.07	$(0.01)
Weighted average common shares outstanding:
Basic	31,786	30,825	19,808
Diluted	32,209	31,379	19,808

(1)	Other revenues include the sale of by-products generated in the production of IR and SIS at Pernis, which we exited in 2009.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

The following table summarizes certain information relating to our operating results as a percentage of total operating revenues and is derived from the financial information presented above. We believe this presentation is useful to investors in comparing historical results. Certain amounts in the table may not sum due to the rounding of individual components.

	Years ended December 31,
	2011	2010	2009
Operating revenues:
Sales	100.0%	100.0%	95.1%
Other	0.0	0.0	4.9
Cost of goods sold	78.0	75.5	81.9
Gross profit	22.0	24.5	18.1
Operating expenses:
Research and development	1.9	1.9	2.2
Selling, general and administrative	7.1	7.5	8.2
Depreciation and amortization	4.4	4.0	6.9
Total operating expenses	13.4	13.4	17.3
Gain (loss) on extinguishment of debt	(0.2)	0.0	2.5
Interest expense, net	2.1	2.0	3.5
Income (loss) before income taxes	6.4	9.1	(0.2)
Income tax expense (benefit)	0.0	1.2	(0.1)
Net income (loss)	6.3%	7.9%	0.0%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales Revenues

Total sales revenue increased $209.1 million or 17.0% to $1,437.5 million from $1,228.4 million for the years ended December 31, 2011 and 2010, respectively. The increase was largely due to global product sales price increases of $177.8 million, which were primarily in response to higher raw material costs and changes in foreign currency exchange rates of $42.0 million, partially offset by decreased sales volumes of $15.3 million. Sales volumes were 303.0 kilotons and 307.1 kilotons for the years ended December 31, 2011 and 2010, respectively.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue increased $36.4 million or 9.9% to $402.6 million from $366.2 million for the years ended December 31, 2011 and 2010, respectively. Sales revenue increased primarily due to global price increases implemented in response to rising raw material costs, on lower volumes. We saw continued growth of innovation-led volumes, driven by growth in European and Asia Pacific PVC replacement in medical and certain personal care applications. The innovation-led volume increases were offset by volume declines in less differentiated applications.

•

Adhesives, Sealants and Coatings. Sales revenue increased $78.6 million or 18.7% to $499.7 million from $421.1 million for the years ended December 31, 2011 and 2010, respectively. Sales revenue growth was primarily due to global price increases implemented in response to rising raw material costs. The increase was also attributable to increased sales volume into lubricant and additives applications, as well as higher volumes in our more differentiated HSBC polymer grades, including innovation-led volume growth in health and beauty gel applications, and innovation-led USBC growth in polychloroprene rubber replacement applications. These increases were partially offset by volume declines in our less differentiated polymer grades within our USBC portfolio.

•	Paving and Roofing. Sales revenue increased $88.0 million or 25.8% to $429.3 million from $341.3 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily due to global price increases implemented in response to rising raw material costs. We experienced improved European demand for our paving products and, to a lesser extent, in North America. Global roofing demand was down primarily due to lower demand in North America, partially offset by innovation-led volume gains in Europe.

•

CariflexTM. Sales revenue increased $7.4 million or 8.1% to $99.3 million from $91.9 million for the years ended December 31, 2011 and 2010, respectively. The increase reflects the continued volume growth of our CariflexTM IRL, primarily used in surgical glove and condom applications. Furthermore, we saw continued volume growth for CariflexTM IR in medical and coating applications.

Cost of Goods Sold

Cost of goods sold increased $193.4 million or 20.8% to $1,121.3 million from $927.9 million for the years ended December 31, 2011 and 2010, respectively. The increase was driven largely by increased monomer costs, and to a lesser extent higher operating costs, aggregating $166.6 million and, a $39.3 million increase from changes in foreign currency exchange rates, partially offset by $12.5 million due to lower sales volumes.

Gross Profit

Gross profit increased $15.7 million or 5.2% to $316.2 million from $300.5 million for the years ended December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $66.3 million and $12.1 million, respectively. See “— Factors Affecting Our Results of Operations — Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expense increased $4.4 million or 18.5% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and higher maintenance and operational costs. Research and development expenses were 1.9% of sales revenues for both of the years ended December 31, 2011 and 2010.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $9.3 million or 10.1% primarily due to an increase in employee related costs as well as approximately $3.6 million of costs incurred during the year ended December 31, 2011 associated with the proposed joint venture with FPCC. Selling, general and administrative expenses were 7.1% and 7.5% of sales revenue for the years ended December 31, 2011 and 2010, respectively.

•

Depreciation and Amortization. Depreciation and amortization expense increased $13.5 million or 27.5% primarily due to higher levels of capital expenditures and the accelerated depreciation of the coal-burning boilers at our Belpre, Ohio facility associated with the EPA regulations for controlling hazardous air emission from industry boilers.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a $3.0 million loss on the extinguishment of debt.

Interest Expense, Net

Interest expense, net increased $5.9 million or 24.6% to $29.9 million from $24.0 million for the years ended December 31, 2011 and 2010, respectively, primarily due to a $4.2 million write-off of debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011. The average debt balances outstanding were $397.9 million at an average effective interest rate of 7.5% (6.2% excluding the above mentioned write-off of debt issuance costs and the settlement of our interest rate swap agreement associated with the debt refinancing) and $388.3 million at an average effective interest rate of 6.2% for the years ended December 31, 2011 and 2010, respectively.

Income Tax Expense

Our income tax expense was $0.6 million and $15.1 million for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates were 0.6% and 13.5% for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates were lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance, our effective tax rates would have been 19.5% and 33.9% for the years ended December 31, 2011 and 2010, respectively.

Our pre-tax income is generated in a number of tax jurisdictions and as such are subject to a number of different effective tax rates that are significantly lower than the statutory tax rate of 35.0%. In 2011, we earned $83.6 million of pre-tax income that was taxed at an effective tax rate of 11.6%. In 2010, we earned $48.5 million of pre-tax income that was taxed at an effective tax rate of 24.1%.

As of December 31, 2011 and 2010, a valuation allowance of $54.2 million and $66.4 million, respectively, had been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2011, we recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. We reduced our valuation allowance by $12.2 million in 2011 of which $17.3 million represents the benefit of utilizing net operating losses in 2011 and the assessment of the ability to utilize net operating losses in future periods partially offset by a $5.1 million increase in our valuation allowance to account for changes in other comprehensive income. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Net Income

Net income was $90.9 million or $2.81 per diluted share for the year ended December 31, 2011, a decrease of $5.8 million compared to net income of $96.7 million or $3.07 per diluted share for the year ended December 31, 2010. The impact of the release of our valuation allowance increased our diluted earnings per share by $0.54 and $0.73 for the years ended December 31, 2011 and 2010, respectively.

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

In addition to the aforementioned increase in global product sales prices, which was evidenced in each of the end-uses, the following factors also influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales amounted to $366.2 million in 2010, an increase of $101.0 million or 38.1% compared to 2009 sales of $265.2 million. Sales growth was primarily driven by higher demand in automotive, consumer electronics, personal care and medical device applications. In addition, growth was also realized in our innovation products, notably wire and cable, medical device, and personal care applications.

•	Adhesives, Sealants and Coatings. Sales amounted to $421.1 million in 2010, an increase of $99.9 million or 31.1% compared to 2009 sales of $321.2 million. The increase was primarily driven by strong core volume growth in North America and Europe, including the positive effect from the global economic recovery which spurred increased demand in personal care and specialty tape applications. Sales of innovation products progressed, as we gained momentum in removable protective films, health and beauty gels, and white elastomeric roof coatings.

•

Paving and Roofing. Sales amounted to $341.3 million in 2010, an increase of $98.4 million or 40.5% compared to 2009 sales of $242.9 million. We experienced improved European and emerging market growth for our roofing products and to a lesser extent, increased demand in North America roofing. Global paving demand was essentially flat compared to 2009.

•

CariflexTM. Sales amounted to $91.9 million in 2010, an increase of $7.8 million or 9.3% compared to 2009 sales of $84.1 million. The increase reflected the continued volume growth of our isoprene rubber products in applications such as surgical gloves and condoms.

As a result of our exit from our Pernis facility, other revenue, which had been derived from the sale of by-products generated at the Pernis facility, decreased $47.6 million or 100.0% compared to 2009 other revenue.

Cost of Goods Sold

Cost of goods sold increased $135.5 million or 17.1% to $927.9 million from $792.4 million for the years ended December 31, 2010 and 2009, respectively. The increase was driven primarily by a $133.5 million increase in monomer and other production costs and a $92.6 million increase related to the increase in sales volume. These increases were partially offset by a $47.6 million decrease in by-product costs, a $11.8 million decrease in plant turnaround costs, and a $12.4 million decrease from changes in foreign currency exchange rates. Furthermore, we also realized an $18.8 million decrease in costs associated with the 2009 shutdown of our Pernis site, which includes ongoing operating cost reductions of $11.7 million, lower restructuring costs of $6.0 million and a $1.1 million non-cash charge to write-down our inventory of spare-parts recognized in the third quarter 2009.

Gross Profit

Gross profit increased $125.0 million or 71.2% to $300.5 million from $175.5 for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2010, our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $12.1 million and $17.6 million lower than what it would have been for the year ended December 31, 2009. See “— Factors Affecting Our Results of Operations — Cost of Raw Materials” above.

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

Gain on Extinguishment of Debt

We recorded a $23.8 million non-recurring cash gain related to the bond repurchase in the first half of 2009.

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

Income Tax Expense (Benefit)

Our income tax expense for the year ended December 31, 2010 was $15.1 million compared to an income tax benefit of $1.4 million for the year ended December 31, 2009. Our effective tax rates were 13.5% and (82.5)% for the years ended December 31, 2010 and 2009, respectively. Our effective tax rate was lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during 2010. Our effective tax rate was more beneficial than the statutory tax rate of 35.0% primarily due to the partial release of our valuation allowance and tax accrual adjustments during 2009. Excluding the release of our valuation allowance, our effective tax rates would have been 33.9% and (25.5)% for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, a valuation allowance of $66.4 million and $86.4 million, respectively, had been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2010, we recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. We reduced our valuation allowance by $20.0 million in 2010 of which $22.8 million represents the benefit of utilizing net operating losses in 2010, partially offset by a $2.8 million increase in our valuation allowance to account for changes in other comprehensive income. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Net Income (Loss)

Net income was $96.7 million or $3.07 per diluted share for the year ended December 31, 2010, an increase of $97.0 million compared to a net loss of $0.3 million or $(0.01) per diluted share in the same period in 2009. For the year ended December 31, 2009, we realized a gain on the extinguishment of debt that amounted to $1.20 per diluted share. The impact of the release of our valuation allowance increased our diluted earnings per share by $0.73 and $0.05 for the years ended December 31, 2010 and 2009, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made, and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our consolidated financial statements.

We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our consolidated financial statements.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the difference between the cost and the market value.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Approximately $2.3 million, $0.5 million and $0.0 million of interest cost were capitalized in 2011, 2010 and 2009, respectively. Depreciation is recognized using the straight-line method over the following estimated useful lives:

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

Asset Retirement Obligations (“ARO”). Our ARO consists of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our facilities. We recognize the fair value of a liability for an ARO in the period in which we have an existing legal obligation associated with the retirement of our facilities and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO;

estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize changes in the liability resulting from the accretion of the liability to its non-discounted amount and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. Our ARO totaled $9.0 million at December 31, 2011. See Note 11 Commitments and Contingencies (subsection (c)) to the consolidated financial statements.

Contingencies. We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of these other existing litigation matters or claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to the initial public offering, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history, we will continue to estimate volatility of options granted (including options granted in 2011) based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

Income Taxes. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in our consolidated financial statements for each of those jurisdictions.

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

Benefit Plan Valuations. We sponsor a noncontributory defined benefit pension plan (“Pension Plan”), a non-qualified defined benefit pension plan, and an additional post-retirement benefit plan (“Retiree Medical Plan”). Management annually evaluates significant assumptions related to the benefits and obligations of these plans. Management’s estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. Our management relies in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.

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

Movements in the capital markets impact the market value of the investment assets used to fund our Pension Plan. Future changes in plan asset returns, assumed discount rates and various other factors related to our pension and post-retirement plans will impact future pension expenses and liabilities.

The estimated effect of alternate assumptions on the 2012 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and, in the case of our Retiree Medical Plan, health care cost increases.

The measurement date of the Pension Plan’s assets and obligations was December 31, 2011. Management applied a 4.83% discount rate, assumed an 8.5% long term rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2011 was approximately 44.6%, up from approximately 38.0% as of December 31, 2010, and the percentage of debt securities as of December 31, 2011 was approximately 44.9%, down from approximately 52.8% as of December 31, 2010. The plan’s strategic target asset allocation as of December 31, 2011 was 50% equity, 30% debt and 20% other, with the “other” component consisting of real estate funds, hedge funds and commodity funds. We have assumed that the funds in the “other” category together would behave similarly to debt and therefore included the 20% “other” as bonds in our assessment. Our management estimated a range of returns on the plan assets using a historical stochastic simulation model that determines the compound average annual return (assuming these asset classes—stocks, bonds and cash) over a 20-year historical period (the approximate duration of our liabilities under the Pension Plan). The distribution of results from these simulations provides the “best estimate range,” 25% of the simulations lie above and 25% of the simulations lie below this range. Based on the plan’s current target asset allocation, the reasonably anticipated range for asset returns (before non-investment expenses) was 6.5% to 10.5%. The asset return assumption set for determining the 2012 FASB ASC 715 expense was 8.5%, after non-investment expenses paid by the Trust. This is equivalent to a gross assumption of an 8.8% rate of return, less 0.3% for non-investment expenses, resulting in a return of 8.5% net of expenses. This assumed 8.8% rate falls within the best-estimate range, between the 50th and 75th percentile. For the Pension Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $2.1 million in our estimated Pension Plan expense for 2012. A 100 basis point decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $0.7 million, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $1.0 million in expenses for 2012, in each case holding all other assumptions and factors constant.

For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.3 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2012, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 12 Employee Benefits to the consolidated financial statements.

Revenue Recognition. Sales are recognized in accordance with the provisions of ASC 605, Revenue Recognition—Overall, when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. Shipping and other transportation costs charged to customers are recorded in both sales and cost of sales.

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

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent approximately 50% of our cost of goods sold (58.8% in 2011), in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At December 31, 2011, we had $88.6 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurances that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We have in place a $350 million senior secured credit agreement that provides for financing consisting of a $200 million senior secured revolving credit facility, a $150 million senior secured term loan facility and an option to raise up to $125 million of incremental term loans or incremental revolving credit commitments. We have borrowed substantially all of the available commitments under the term loan portion of our credit facility.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under our senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may not do so on terms that are favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of our senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our senior notes or other debt instruments.

As of the date of the filing of this report, we have no outstanding draws under the revolving portion of our senior secured credit facility and therefore have available to us, upon covenant compliance under the credit agreement, $200.0 million under such revolving portion. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The term loan and revolving portions of the facility mature in February 2016. For additional information regarding our credit agreement, see “— Senior Secured Credit Agreement” in Note 7 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.

We currently expect 2012 capital expenditures will be approximately $70.0 million to $80.0 million. Included in this estimate is approximately $20.0 million related to the semi-works plant and health, safety and environmental infrastructure and maintenance projects which typically range from $16.0 million to $22.0 million. The remaining 2012 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets. In addition, we currently estimate our share of the funding for the joint venture with FPCC to be approximately $70.0 million in 2012. This estimate is dependent on a number of factors, including final project cost, timing, and the extent to which the project can be funded through third party debt financing, which will impact the equity contributions to be made by us and FPCC. We currently anticipate funding our 2012 contributions with available liquidity and/or through alternative incremental funding sources.

We made contributions of $7.4 million to our pension plan in fiscal year 2011 and expect total contributions to be $9.8 million in 2012. If the market value of these assets does not improve during 2012, higher levels of contributions could be required in 2013 and beyond.

As of December 31, 2011, we had $82.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $1.7 million of additional tax expense would be incurred if this cash were repatriated.

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

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” for further discussion.

Operating Cash Flows

Net cash provided by operating activities totaled $64.8 million and $55.4 million for the years ended December 31, 2011 and 2010, respectively. This represents a net increase of $9.4 million of which $8.1 million was driven by changes in working capital including:

•	$23.5 million due to lower value added taxes receivable largely due to timing;

•	$14.6 million due to improved collection of accounts receivables; and

•	$7.3 million increase in trade accounts payable primarily due to increases in the cost of raw materials and the timing of payments; partially offset by

•	$28.3 million higher inventories of products, materials and supplies, largely due to increases in the cost of raw materials; and

•	$12.1 million due to the timing of payments associated with employee related costs, maintenance and payments to our joint venture in Japan.

Cash and cash equivalents decreased to $88.6 million at December 31, 2011 from $92.8 million at December 31, 2010. Amounts undrawn on the revolving portion of our credit facility amounted to $200.0 million and $80.0 million at December 31, 2011 and 2010, respectively. Therefore, liquidity amounted to $288.6 million and $172.8 million at December 31, 2011 and 2010, respectively.

Net cash provided by operating activities totaled $55.4 million for the year ended December 31, 2010 compared to $72.8 million for the year ended December 31, 2009. This represents a decline of $17.4 million or 24.0% largely due to higher levels of working capital, partially offset by higher net earnings. Net income for the year ended December 31, 2010 was $97.0 million higher than the year ended December 31, 2009. After adjusting net income for certain items, including, but not limited to, depreciation and amortization, the gain on extinguishment of debt and deferred taxes that are necessary to reconcile net income to cash provided by operating activities, we generated $113.6 million more cash in 2010 than in 2009. However, this increase was more than offset by higher levels of working capital which consumed $101.8 million of cash in the year ended December 31, 2010 compared to providing $29.2 million of cash in 2009. This $131.0 million decrease in cash flows period over period was primarily driven by:

•	a $90.8 million increase in inventories of products, materials and supplies, largely due to increases in the cost of raw materials and inventory quantity;

•	a $24.6 million increase in other assets; and

•	a $14.4 million decrease in other payables and accruals.

Cash and cash equivalents increased to $92.8 million at December 31, 2010 from $69.3 million at December 31, 2009. Amounts undrawn on the revolving portion of our credit facility, amounted to $80.0 million at December 31, 2010 and 2009, respectively. Therefore, liquidity, amounted to $172.8 million and $149.3 million and at December 31, 2010 and 2009, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $64.4 million and $55.7 million for the years ended December 31, 2011 and 2010, respectively. Capital projects in 2011 included the following:

•	$14.0 million to replace IR production from the closure of our Pernis facility;

•	$7.2 million related to the Asia HSBC facility;

•	$4.1 million for IRL expansion at our Paulinia facility; and

•	$3.2 million for the multi-year systems and control upgrades at our Belpre facility.

The remaining 2011 capital expenditures were primarily associated with projects to optimize the production capabilities of our manufacturing assets and ongoing health, safety and environmental infrastructure and maintenance projects.

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

The remaining 2010 capital expenditures were primarily associated with projects to optimize the production capabilities of our manufacturing assets and ongoing health, safety and environmental infrastructure and maintenance projects.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of December 31, 2011 was approximately 56.9% equity and 43.1% debt compared to approximately 54.2% equity and 45.8% debt as of December 31, 2010.

Net cash used in financing activities totaled $0.1 million and cash provided by financing activities totaled $16.5 million for the years ended December 31, 2011 and 2010, respectively. The $16.6 million decrease was driven primarily by:

•	$15.2 million paid for debt issuance costs related to the debt refinancing in February 2011; and

•	$10.7 million in net proceeds from the exercise of the underwriters’ over-allotment option in January 2010 related to our initial public offering in December 2009; partially offset by

•	$9.1 million increase in net proceeds from debt.

Net cash provided by financing activities totaled $16.5 million in 2010 compared to $40.6 million net cash used in financing activities during the same period in 2009. The $57.1 million increase was driven primarily by:

•	$10.7 million in net proceeds from the exercise, in January 2010, of the underwriters’ over-allotment option related to our initial public offering;

•	$8.0 million of proceeds received from employees exercising of stock options; and

•

In 2009, $11.2 million of cash was used to purchase and extinguish $30.7 million face value of our senior subordinated notes; and cash repayments of $50.0 million and $100 million were made on the senior secured credit facility in June 2009 and December 2009, respectively; partially offset by

•	$126.7 million in proceeds from the issuance of common stock from our initial public offering in December 2009.

2011 Refinancing

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% Senior Notes due 2019 and entering into our $350.0 million senior secured credit agreement, which is described above. The notes are unsecured obligations of our subsidiaries Kraton Polymers LLC and Kraton Polymers Capital Corporation, guaranteed by us and all of our wholly owned domestic subsidiaries. Prior to March 1, 2015, we may redeem some or all of the notes for their principal amount plus a “make-whole” premium. After that date we can redeem some or all of the notes for 103.375% of their principal amount and decreasing premiums each year thereafter to par. Prior to March 1, 2014, we may redeem up to 35% of the notes with proceeds from certain equity offerings at 106.75% of their principal amount. The notes and our credit agreement contain restrictions on our and our subsidiaries’ ability to, among other things, place liens on our or our subsidiaries’ assets; make investments other than permitted investments; incur additional indebtedness; merge, consolidate or dissolve; sell assets; engage in transactions with affiliates; change the nature of our business; change our or our subsidiaries’ fiscal year or organizational documents; and make restricted payments (including certain equity issuances). See Note 7 Long-Term Debt to the consolidated financial statements accompanying this report for further discussion.

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

The EPA issued new MACT standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Sections 112 of the Clean Air Act. The Boiler MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. The final rule was published in the Federal Register on March 21, 2011 and was to have become effective 60 days later on May 20, 2011, if it was not otherwise changed or delayed. On May 16, 2011, the EPA announced a stay and reconsideration of the Boiler MACT rule and established a new comment period, which was open until July 15, 2011, in order to allow the EPA to continue to seek additional public comment before proposing a revised Boiler MACT rule. In December 2011, the EPA proposed a reconsidered Boiler MACT rule in lieu of the March 2011 version that was subject to a 60-day comment period. Litigation against the EPA by environmental interest groups resulted in the EPA’s delay notice being vacated by the Federal court in January 2012. The Boiler MACT rule will likely impact the operation of the Belpre coal-burning boilers after the compliance date. Capital expenditures necessary to comply with the Boiler MACT rule are estimated to be $40.0 million to $50.0 million, of which approximately $0.9 million was incurred in 2011, $2.2 million is expected to be incurred in 2012 and the balance is expected to be incurred between 2013 and 2015, if the above rule is finalized.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2011, 2010, or 2009. Management believes that we are in material compliance with all current environmental laws and regulations.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

Our principal outstanding contractual obligations relate to the term loan under the senior secured credit facility and the senior notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, LyondellBasell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations for the periods indicated. Contractual Obligations as of December 31, 2011 are as follows:

	Payments Due by Period
Dollars in Millions	Total	2012	2013	2014	2015	2016	2017 and after
Long-term debt obligations	$392.5	$7.5	$11.2	$15.0	$108.8	$0	$250.0
Estimated interest payments on debt	147.6	23.6	23.5	24.7	20.8	18.4	36.6
Operating lease obligations(2)	50.0	11.2	6.2	5.1	4.9	4.2	18.4
Purchase obligations(1)(2)	2,058.9	153.9	114.6	88.0	89.8	82.1	1,530.5
Estimated Pension obligations(3)	34.5	8.1	5.8	5.8	5.0	4.5	5.3

Total contractual cash obligations	$2,683.5	$204.3	$161.3	$138.6	$229.3	$109.2	$1,840.8

(1)	Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts that we meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
(2)	Pursuant to production agreements with LyondellBasell, we are currently paying the costs incurred by them in connection with the operation and maintenance of, and other services related to, our European facilities. These obligations are not included in this table. The terms of these agreements range between 20 years and 40 years and each agreement includes bilateral renewal rights.
(3)	This represents our future pension contributions utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2011;
•

All assets at December 31, 2011 were moved into a portfolio of high quality bonds whose cash flow matches the expected cash flow of the “frozen” plan and assets were assumed to remain in such portfolio until all obligations of the plan were paid out;

•	An estimated Pension Protection Act of 2006 effective rate as of January 1, 2012 of 5.7%;
•	All contributions are made at the latest date allowable by law; and
•	All other assumptions as used in the 2011 funding actuarial valuation of the plan are met.

Impact of Inflation. Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices, which could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of December 31, 2011 consist of an interest rate swap to hedge our variable rate debt, foreign currency option contracts and forward contracts to purchase raw materials.

Interest Rate Risk. We are exposed to interest rate risk as a result of our outstanding variable rate debt under our senior secured credit agreement. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows. In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our Term Loan, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.8 million in accumulated other comprehensive income (loss) related to the effective portion of this interest rate swap for the year ended December 31, 2011. This financial instrument is recorded at its fair value as of December 31, 2011, which is driven by the 30-day LIBOR forward curve. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10 basis points, from the rates as of December 31, 2011 for the life of the interest rate swap agreement. This hypothetical scenario would result in a change of $0.2 million in accumulated other comprehensive income (loss) as of December 31, 2011.

Foreign Currency Risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. As of December 31, 2011, we did not have any material foreign exchange financial instruments.

Commodity Price Risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. Based on pricing as of December 31, 2011, a hypothetical 10.0% change in the market price for these raw materials would change our 2012 cost of goods sold by $49.3 million.

Item 8.	Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2011, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

See Management’s Annual Report on Internal Control Over Financial Reporting under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 14.	Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8:

Kraton Performance Polymers, Inc.

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(iii)	Consolidated Statements of Operations—years ended December 31, 2011, 2010, and 2009

(iv)	Consolidated Statements of Changes in Stockholders’ and Member’s Equity and Other Comprehensive Income—years ended December 31, 2011, 2010, and 2009

(v)	Consolidated Statements of Cash Flows—years ended December 31, 2011, 2010, and 2009

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

Date: February 29, 2012

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2012.

Signature	Title

/S/ KEVIN M. FOGARTY Kevin M. Fogarty	President, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JASON P. CLARK Jason P. Clark	Chief Accounting Officer (Principal Accounting Officer)

/S/ RICHARD C. BROWN* Richard C. Brown	Director

/S/ ANNA C. CATALANO* Anna C. Catalano	Director

/S/ STEVEN J. DEMETRIOU* Steven J. Demetriou	Director

Dominique Fournier	Director

/S/ JOHN J. GALLAGHER, III* John J. Gallagher	Director

/S/ BARRY J. GOLDSTEIN* Barry J. Goldstein	Director

/S/ FRANCIS S. KALMAN * Francis S. Kalman	Director

/S/ DAN F. SMITH* Dan F. Smith	Director

/S/ KAREN A. TWITCHELL* Karen A. Twitchell	Director

*By:	/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay As attorney-in-fact

KRATON PERFORMANCE POLYMERS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Management’s Annual Report on Internal Control Over Financial Reporting	F-2
The reports of KPMG LLP, Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-5
Consolidated Statements of Operations for Years Ended December 31, 2011, 2010 and 2009	F-6
Consolidated Statements of Changes in Stockholders’ and Member’s Equity and Other Comprehensive Income for Years Ended December 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for Years Ended December 31, 2011, 2010 and 2009	F-8
Notes to Consolidated Financial Statements	F-9

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kraton Performance Polymers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kraton Performance Polymers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ and member’s equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ and member’s equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of Kraton Performance Polymers, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 29, 2012

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$88,579	$92,750
Receivables, net of allowances of $549 and $947	142,696	136,132
Inventories of products, net	394,796	325,120
Inventories of materials and supplies, net	9,996	9,631
Deferred income taxes	2,140	0
Other current assets	27,328	38,749

Total current assets	665,535	602,382

Property, plant and equipment, less accumulated depreciation of $281,442 and $252,387	372,973	365,366
Identifiable intangible assets, less accumulated amortization of $58,530 and $50,123	66,184	70,461
Investment in unconsolidated joint venture	13,350	13,589
Debt issuance costs	11,106	3,172
Other long-term assets	24,608	25,753

Total assets	$1,153,756	$1,080,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$2,304
Accounts payable-trade	88,026	86,699
Other payables and accruals	51,253	60,782
Deferred income taxes	0	595
Due to related party	14,311	19,264

Total current liabilities	161,090	169,644
Long-term debt, net of current portion	385,000	380,371
Deferred income taxes	6,214	14,089
Other long-term liabilities	83,658	64,242

Total liabilities	635,962	628,346

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued
Common stock, $0.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding at December 31, 2011; 31,390 shares issued and outstanding at December 31, 2010	321	314
Additional paid in capital	347,455	334,457
Retained earnings	187,636	96,711
Accumulated other comprehensive income (loss)	(17,618)	20,895

Total stockholders’ equity	517,794	452,377

Total liabilities and stockholders’ equity	$1,153,756	$1,080,723

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Operating revenues:
Sales	$1,437,479	$1,228,425	$920,362
Other	0	0	47,642

Total operating revenues	1,437,479	1,228,425	968,004
Cost of goods sold	1,121,293	927,932	792,472

Gross profit	316,186	300,493	175,532

Operating expenses:
Research and development	27,996	23,628	21,212
Selling, general and administrative	101,606	92,305	79,504
Depreciation and amortization	62,735	49,220	66,751

Total operating expenses	192,337	165,153	167,467

Gain (loss) on extinguishment of debt	(2,985)	0	23,831
Earnings of unconsolidated joint venture	529	487	403
Interest expense, net	29,884	23,969	33,956

Income (loss) before income taxes	91,509	111,858	(1,657)
Income tax expense (benefit)	584	15,133	(1,367)

Net income (loss)	$90,925	$96,725	$(290)

Earnings (loss) per common share:
Basic	$2.85	$3.13	$(0.01)
Diluted	$2.81	$3.07	$(0.01)
Weighted average common shares outstanding:
Basic	31,786	30,825	19,808
Diluted	32,209	31,379	19,808

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ AND MEMBER’S EQUITY AND OTHER COMPREHENSIVE INCOME

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (post 12/17/2009)	Common Equity (pre 12/17/2009)	Accumulated Other Comprehensive Income (loss)	Total
Balance at January 1, 2009	$0	$0	$0	$182,553	$5,823	$188,376

Net loss	0	0	(14)	(276)	0	(290)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0	0	0	0	14,023	14,023
Decrease in unrealized loss of interest rate swaps	0	0	0	0	3,158	3,158
Reclassification of gain on interest rate swap into earnings	0	0	0	0	(2,827)	(2,827)
Decrease in pension liability, net of tax	0	0	0	0	16,659	16,659

Total comprehensive income						30,723
Non-cash compensation related to equity awards	0	0	0	2,160	0	2,160
Liquidation of Kraton Polymers Management LLC	0	0	0	(1,760)	0	(1,760)
Non-cash contribution from member	0	0	0	2,560	0	2,560
Equity conversion—December 16, 2009	194	185,043	0	(185,237)	0	0
Public stock offering, December 17, 2009	103	126,622	0	0	0	126,725

Balance at December 31, 2009	$297	$311,665	$(14)	$0	$36,836	$348,784

Net income	0	0	96,725	0	0	96,725
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0	0	0	0	(5,364)	(5,364)
Decrease in unrealized loss of interest rate swaps	0	0	0	0	1,157	1,157
Reclassification of gain on interest rate swap into earnings	0	0	0	0	(450)	(450)
Decrease in fair value of foreign currency net investment hedge	0	0	0	0	899	899
Increase in pension liability, net of tax	0	0	0	0	(12,183)	(12,183)

Total comprehensive income						80,784
Issuance of common stock	9	11,188	0	0	0	11,197
Costs associated with the issuance of common stock	0	(534)	0	0	0	(534)
Exercise of stock options	8	8,666	0	0	0	8,674
Non-cash compensation related to equity awards	0	3,472	0	0	0	3,472

Balance at December 31, 2010	$314	$334,457	$96,711	$0	$20,895	$452,377

Net income	0	0	90,925	0	0	90,925
Other comprehensive income:
Foreign currency translation adjustments, net of tax	0	0	0	0	(20,851)	(20,851)
Decrease in unrealized loss of interest rate swaps	0	0	0	0	264	264
Increase in pension liability, net of tax	0	0	0	0	(17,926)	(17,926)

Total comprehensive income						52,412
Exercise of stock options	7	7,539	0	0	0	7,546
Non-cash compensation related to equity awards	0	5,459	0	0	0	5,459

Balance at December 31, 2011	$321	$347,455	$187,636	$0	$(17,618)	$517,794

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$90,925	$96,725	$(290)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,735	49,220	66,751
Amortization of debt issuance costs	6,722	2,071	4,090
Accretion of debt discount	0	0	5
Inventory impairment	0	0	1,769
(Gain) loss on disposal of fixed assets	90	(54)	348
(Gain) loss on extinguishment of debt	2,985	0	(23,831)
Gain on settlement of insurance note payable	0	(131)	0
Reclassification of gain on interest rate swap into earnings	0	(450)	(2,827)
Net distributed earnings from unconsolidated joint venture	(14)	(84)	30
Deferred income tax expense (benefit)	(10,461)	6,389	(4,623)
Share-based compensation	5,459	3,472	2,160
Decrease (increase) in:
Accounts receivable	(7,704)	(22,315)	(16,680)
Inventories of products, materials and supplies	(74,965)	(46,711)	44,060
Other assets	7,841	(24,871)	(305)
Increase (decrease) in:
Accounts payable-trade, other payables and accruals, and other long-term liabilities	(12,727)	(6,055)	8,328
Due to related party	(6,111)	(1,846)	(6,180)

Net cash provided by operating activities	64,775	55,360	72,805

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(60,311)	(53,435)	(38,101)
Purchase of software	(4,129)	(2,242)	(15,322)
Proceeds from sale of property, plant and equipment	0	30	3,870

Net cash used in investing activities	(64,440)	(55,647)	(49,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	400,000	69,000	144,000
Repayments of debt	(393,160)	(71,304)	(308,131)
Proceeds from issuance of common stock	0	11,197	126,725
Costs associated with the issuance of common stock	0	(534)	0
Proceeds from the exercise of stock options	8,271	7,974	0
Proceeds from insurance note payable	4,734	3,518	3,706
Repayments of insurance note payable	(4,734)	(3,387)	(3,706)
Debt issuance costs	(15,231)	0	(3,216)

Net cash provided by (used in) financing activities	(120)	16,464	(40,622)

Effect of exchange rate differences on cash	(4,386)	7,282	(14,735)

Net increase (decrease) in cash and cash equivalents	(4,171)	23,459	(32,105)
Cash and cash equivalents, beginning of period	92,750	69,291	101,396

Cash and cash equivalents, end of period	$88,579	$92,750	$69,291

Supplemental disclosures
Cash paid during the period for income taxes, net of refunds received	$6,817	$4,625	$9,164
Cash paid during the period for interest, net of capitalized interest	$22,829	$23,723	$34,707

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our IRL products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of IRL provides opportunities for new, high-margin applications. In addition to IRL, we have a portfolio of innovations at various stages of development and commercialization, including PVC alternatives for wire, cable and medical applications, and polymers used in slush molding for automotive applications, and our NexarTM family of membrane polymers for water filtration and breathable fabrics. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture. The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries.

Basis of Presentation. The accompanying consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. Polymer Holdings LLC (“Polymer Holdings,”) and its consolidated subsidiaries are treated as our predecessor entity for financial statement reporting purposes. The consolidated financial statements present our historical financial statements and the historical financial statements of our predecessor. Accordingly the information for periods prior to December 22, 2009, is that of Polymer Holdings. The historical consolidated financial statements presented for the years ended December 31, 2011, 2010, and 2009 have been derived from our audited consolidated financial statements.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Significant Accounting Policies. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.

Reclassifications. Certain amounts reported in the consolidated financial statements and notes to the consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.

Cash and Cash Equivalents. It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity of three months or less to be cash equivalents.

Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the differences between the cost and the market value.

Derivative Instruments and Hedging Activities. We account for derivatives and hedging activities in accordance with ASC 815, “Derivatives and Hedging,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in cash flow hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income (loss), to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

For all hedging relationships, we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

formally assess both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management removes the designation of the cash flow hedge.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Approximately $2.3 million, $0.5 million and $0.0 million of interest cost were capitalized in 2011, 2010 and 2009, respectively. Depreciation is recognized using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Manufacturing control equipment	10 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
Computer hardware and information systems	3 years

Major Maintenance Activities. Major maintenance or turnaround costs are expensed as incurred.

Asset Retirement Obligations. We account for ARO’s pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the obligation is to be adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation.

We have no assets that are legally restricted for purposes of settling ARO’s. We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

manufacturing facilities and other assets upon retirement. These manufacturing facilities have historically been profitable, and we plan to continue to upgrade these assets and expand the manufacturing capacity in conjunction with the growing market for our products. We plan to operate our manufacturing facilities for the foreseeable future and there are no current plans to close or convert these assets for use in the manufacture of fundamentally different products. Unlike our manufacturing assets in the United States and Brazil, our manufacturing assets in Europe are all located on leased land. For these assets, we used the lease termination dates as the estimate for when our ARO’s related to those assets will be settled.

Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, “Property, Plant, and Equipment—Overall,” long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Identifiable Intangible Assets. We have identifiable intangible assets related to technology, tradenames/trademarks, customer relationships and software as detailed in Note 5 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Identifiable intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years.

Pension and Other Postretirement Plans. We have a noncontributory defined benefit pension plan covering substantially all of our employees upon their retirement. The benefits are based on age, years of service and the level of compensation during the five years before retirement. We also sponsor a defined benefit health care plan for substantially all retirees and full-time employees.

We record annual amounts relating to our pension and postretirement plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality rates, assumed rates of return, compensation increases, turnover rates and healthcare cost trend rates. We review our assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to the assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic pension cost over future periods using the corridor method. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and market conditions.

The net periodic pension costs are recognized as employees render the services necessary to earn the postretirement benefits.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.

We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method and recorded in interest expense.

Contingencies. We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of these other existing litigation matters or claims or disputes will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic useful life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated.

Disclosures about Fair Value of Financial Instruments. For cash and cash equivalents, receivables, accounts payable and certain accrued expenses the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments and the interest rate swap agreements fair value is estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

Revenue Recognition. Operating revenues are recognized in accordance with the provisions of ASC 605, “Revenue Recognition—Overall,” when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. Shipping and other transportation costs charged to customers are recorded in both sales and cost of sales.

We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably, as a reduction of revenue.

Research and Development Expenses. Research and development expenses are expensed as incurred.

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to the initial public offering, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history, we will continue to estimate volatility of options granted (including options granted in 2011) based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

Leases. All leases entered into as of December 31, 2011 are classified as operating leases. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

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

Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains, losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of accumulated other comprehensive income (loss).

2. New Accounting Pronouncements

Adoption of Accounting Standards. We have implemented all new accounting pronouncements that are in effect and that management believes would materially impact our financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Future Adoption of Accounting Standards. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2011:

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the presentation of each component of net income along with total net income and each component of other comprehensive income along with a total for other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (ASU No. 2011-05), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for us means January 1, 2012. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard requires additional disclosures for the transfers between Level 1 and Level 2 of the fair value hierarchy and Level 3 fair value measurements. For Level 3 fair value measurements, these additional disclosures are required: (1) quantitative information about significant unobservable inputs used for all Level 3 measurements; (2) a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs; and (3) a description of the entity’s valuation process. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us means January 1, 2012. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $5.5 million, $3.4 million and $1.4 million, net of tax effects of $0.0 million, $0.1 million, and $0.8 million, for the years ended December 31, 2011, 2010 and 2009, respectively. We record these costs in selling, general and administrative expenses. At December 31, 2011, there was approximately $6.7 million of unrecognized compensation expense related to nonvested option awards to be recognized over a weighted-average period of 2.68 years, and $3.8 million of unrecognized compensation expense related to restricted stock awards and restricted stock units expected to be recognized over a weighted-average period of 2.18 years.

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) and on May 25, 2011, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time.

Under this plan, there were 3,158,536 and 3,599,484 shares of common stock available for issuance as of December 31, 2011 and 2010, respectively. There are a total of 4,350,000 shares of common stock reserved for issuance. We awarded 129,328 and 22,202 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2011 and 2010, respectively. We issued 19,731 and 32,517 shares of restricted stock to members of the board of directors during the years ended December 31, 2011 and 2010, respectively, which vested on the grant date. We granted 432,155, 641,789 and 0 options to our employees during the years ended December 31, 2011, 2010 and 2009, respectively. These options have a ten year term and vest in equal installments over three or five years. The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 were $17.15 and $7.98, respectively.

Stock Option Activity

Option activities for the year ended December 31, 2011 are as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	1,559	$14.31
Granted	432	35.95
Exercised	556	13.57
Forfeited	142	16.85

Outstanding at December 31, 2011.	1,293	21.57

Exercisable at December 31, 2011	477	$13.94

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

There were 555,619 and 644,185 options exercised during the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of the options exercised was $11.3 million and $8.7 million for the years ended December 31, 2011 and 2010, respectively. No options were exercised in the year ended December 31, 2009.

The following table summarizes additional information regarding the outstanding and exercisable options at December 31, 2011.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(in thousands)		(in thousands)	(in years)
Outstanding options	1,293	$21.57	$4,891	7.62
Exercisable options	477	$13.94	$3,035	5.76

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2011.

Weighted-Average Assumptions for Option Pricing

	2011	2010	2009
Risk-free interest rate	2.46%	3.01%	n/a
Expected dividend yield	0%	0.00%	n/a
Expected volatility	0.47	0.50	n/a
Expected term	6.0 years	6.4 years	n/a

Since our equity interests were privately held prior to our initial public offering, the estimated volatility is based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history, we will continue to estimate volatility of options granted based on the historical volatility of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity.

We may grant time-vested restricted stock awards and time-vested restricted stock units to certain employees. Holders of restricted stock units do not have any beneficial ownership in the underlying restricted stock units and the grant represents an unsecured promise to deliver restricted stock on a future date. Actual stock units underlying the restricted stock units will not be issued until the earlier of a change in control or the termination of the grantee’s employment.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table represents the nonvested restricted stock awards and restricted stock units granted, vested and forfeited during 2011.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Nonvested shares at December 31,2010	118	$13.51
Granted	149	35.51
Vested	35	23.66
Forfeited	33	16.12

Nonvested shares at December 31, 2011	199	$27.75

The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $0.8 million and $0.4 million, respectively.

4. Restructuring and Restructuring-related Costs

As part of our ongoing efforts to improve efficiencies and increase productivity, we have implemented a number of restructuring initiatives in recent years.

European Office Consolidation. In the third quarter of 2010, we consolidated our transactional functions as well as much of our European management to a new European central office in Amsterdam, the Netherlands. We completed this consolidation during the first quarter of 2011 and our aggregate total cost was $1.1 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. These restructuring charges were primarily comprised of employee severance, consulting expenses and other charges, which are recorded in selling, general and administrative expenses. The following is a summary of the activity associated with our European office consolidation.

Europe Restructuring
(in thousands)
Accrued European office consolidation restructuring at December 31, 2009	$0
Restructuring costs	4,588
Payments	(3,199)

Accrued European office consolidation restructuring at December 31, 2010	$1,389
Restructuring costs	1,137
Payments	(2,157)

Accrued European office consolidation restructuring at December 31, 2011	$369

Pernis Restructuring. We ceased production at our Pernis, the Netherlands, facility on December 31, 2009, where, prior to the exit, we manufactured isoprene rubber. In connection with the exit, in 2009 we incurred $3.9 million in ARO, $6.0 million in restructuring costs and a $1.1 million non-cash charge to write-down our inventory of spare parts. We recorded the ARO in depreciation and amortization and the restructuring costs and write-down of inventory in cost of goods sold.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Detail of Certain Balance Sheet Accounts

	December 31,
	2011	2010
	(in thousands)
Inventories of products, net:
Finished products	$289,921	$252,056
Work in progress	5,048	4,319
Raw materials	99,827	68,745

	$394,796	$325,120

Property, plant and equipment:
Land	$11,021	$11,176
Buildings	43,135	39,111
Plant and equipment	562,512	527,418
Construction in progress	37,747	40,048

	654,415	617,753
Less accumulated depreciation	281,442	252,387

	$372,973	$365,366

Identifiable intangible assets:
Cost:
Technology	$44,726	$44,726
Customer relationships	35,145	35,145
Tradenames/trademarks	23,149	23,149
Software	21,694	17,564

	124,714	120,584
Accumulated amortization:
Technology	$23,924	$20,953
Customer relationships	18,798	16,463
Tradenames/trademarks	12,403	10,862
Software	3,405	1,845

	58,530	50,123

	$66,184	$70,461

Aggregate depreciation expense for property, plant and equipment was approximately $54.3 million, $41.8 million and $60.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Aggregate amortization expense for intangible assets was approximately $8.4 million, $7.4 million and $6.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is approximately $9.1 million.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2011	2010
	(in thousands)
Other payables and accruals:
Employee related	$11,639	$17,807
Income taxes payable	12,254	7,258
Other	27,360	35,717

	$51,253	$60,782

Other long-term liabilities:
Pension	$74,304	$59,479
Other	9,354	4,763

	$83,658	$64,242

Accumulated other comprehensive income (loss) consists of the following:
Foreign currency adjustments	$29,550	$50,401
Net unrealized loss on interest rate swaps	(809)	(1,073)
Net unrealized gain on investment hedge	899	899
Pension liability	(47,258)	(29,332)

	$(17,618)	$20,895

6. Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of common shares used in our diluted EPS calculation is determined using the treasury stock method.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Restricted stock awards outstanding totaled 199,615, 118,413 and 119,892 at December 31, 2011, 2010 and 2009, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 171,101, 127,237 and 35,758 for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted share units in the amount of 29,491, 35,098 and 137,229 and stock options in the amount of 1,292,751, 1,559,354 and 1,584,970 were outstanding at December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011 and 2010, our weighted average restricted share units outstanding were 31,089 and 35,098, respectively, and are included in the computation of our diluted EPS.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 418,662, 150,000 and 1,584,970 for the years ended December 31, 2011, 2010 and 2009, respectively. Our weighted average restricted share units for the year ended December 31, 2009 were 78,197, which were excluded from our computation of diluted earnings per share as a result of the losses incurred for the year ended December 31, 2009.

The effects of share-based compensation awards on the diluted weighted- average number of shares outstanding used in calculating diluted EPS are as follows:

	Year ended December 31, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$90,925	31,957
Less: amounts allocated to unvested restricted shares	(487)	(171)

Amounts available to common stockholders	$90,438	31,786	$2.85
Diluted:
Add: amounts allocated to unvested restricted shares	487	171
Restricted share units—non participating		31
Stock options added to the denominator under the treasury stock method		392
Less: amounts reallocated to unvested restricted shares	(480)	(171)

Amounts available to common stockholders and assumed conversions	$90,445	32,209	$2.81

	Year ended December 31, 2010
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$96,725	30,952
Less: amounts allocated to unvested restricted shares	(396)	(127)

Amounts available to common stockholders	$96,329	30,825	$3.13
Diluted:
Add: amounts allocated to unvested restricted shares	396	127
Restricted share units—non participating		35
Stock options added to the denominator under the treasury stock method		519
Less: amounts reallocated to unvested restricted shares	(388)	(127)

Amounts available to common stockholders and assumed conversions	$96,337	31,379	$3.07

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31, 2009
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$(290)	19,844
Less: amounts allocated to unvested restricted shares	1	(36)

Amounts available to common stockholders	$(289)	19,808	$(0.01)
Diluted:
Add: amounts allocated to unvested restricted shares	(1)	36
Restricted share units—non participating		0
Stock options added to the denominator under the treasury stock method		0
Less: amounts reallocated to unvested restricted shares	1	(36)

Amounts available to common stockholders and assumed conversions	$(289)	19,808	$(0.01)

7. Long-Term Debt

On February 11, 2011, we refinanced our existing indebtedness by completing an offering of $250.0 million in aggregate principal amount of 6.75% senior notes due 2019 through an institutional private placement and entering into a $350.0 million senior secured credit agreement with a maturity date of February 11, 2016. The credit agreement provides for senior secured financing consisting of:

•	a $200.0 million senior secured revolving credit facility;

•	a $150.0 million senior secured term loan facility; and

•	an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments.

In connection with this refinancing we repaid in full all outstanding borrowings under our previously existing term and revolving loans. In addition, we purchased $151.0 million principal amount of our outstanding 8.125% senior notes through a tender offer and redeemed the remaining $12.0 million principal amount of these notes. We also redeemed the remaining $0.3 million outstanding principal amount of our 12% Discount Notes. In these notes to the consolidated financial statements, the loans made under the current or former revolving credit facility are referred to as the Revolving Loans, and the loans made under the current or former term loan facility are referred to as the Term Loans.

Long-term debt consists of the following:

	December 31,
	2011	2010
	(in thousands)
Term loans	$142,500	$219,425
6.75% unsecured notes	250,000	0
12.0% discount notes	0	250
8.125% notes	0	170,000
8.125% notes held in treasury	0	(7,000)

Total debt	392,500	382,675
Less current portion of long-term debt	7,500	2,304

Total long-term debt	$385,000	$380,371

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Senior Secured Credit Agreement. Kraton Polymers LLC is the borrower under our senior secured credit agreement effective as of February 11, 2011, which is unconditionally guaranteed by Kraton Performance Polymers, Inc. and the wholly-owned domestic subsidiaries of Kraton Polymers LLC, and is required to be guaranteed by all future direct and indirect material domestic subsidiaries. Borrowings under the Revolving Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% through December 31, 2011 and thereafter 1.75% to 2.25% depending on a consolidated net leverage ratio, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% through December 31, 2011 and thereafter 2.75% to 3.25% depending on a consolidated net leverage ratio.

Borrowings under the Term Loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates, including debt issuance costs, on the Term Loans for the years ended December 31, 2011 and 2010 were 6.2% (4.0% excluding a $2.4 million write-off of debt issuance costs related to the term loan and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011) and 3.8%, respectively.

In addition to paying interest on outstanding principal under the Revolving Loans and Term Loans, we are required to pay a commitment fee ranging from 0.50% to 0.75%, depending on our consolidated net leverage ratio, related to the unutilized commitments under the Revolving Loans, as well as pay customary letter of credit fees and agency fees.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $250.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture, dated as of February 11, 2011. The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We will pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1. In June 2011, we completed a registered exchange offer for all of our outstanding 6.75% senior notes, which were not registered under the Securities Act of 1933, as amended, for an equal principal amount of our 6.75% senior notes, which have been registered under the Securities Act. The entire $250.0 million aggregate principal amount of the senior notes was tendered and exchanged in the exchange offer.

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2011, are as follows:

December 31:	Principal Payments
(in thousands)
2012	$7,500
2013	$11,250
2014	$15,000
2015	$108,750
Thereafter	$250,000

Total debt	$392,500

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2011, we were in compliance with the applicable financial ratios and the other covenants for the senior secured credit facility and the indentures governing the 6.75% senior notes.

See Note 9 Financial Instruments and Credit Risk to the consolidated financial statements.

8. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $13.7 million and $5.2 million (of which $2.6 million and $2.1 million were included in other current assets) as of December 31, 2011 and 2010, respectively. In connection with the refinancing of our indebtedness in the first quarter of 2011, we charged to interest expense approximately $4.2 million of unamortized debt issuance costs related to extinguished indebtedness and we capitalized $15.2 million of debt issuance costs related to the new indebtedness. We amortized $2.5 million (which excludes the $4.2 million of accelerated amortization), $2.1 million, and $4.1 million of debt issuance costs in the years ended 2011, 2010, and 2009, respectively.

9. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows.

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding Term loans. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our Term Loan, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.8 million in accumulated other comprehensive income (loss) related to the effective portion of this interest rate swap for the year ended December 31, 2011.

In June 2010, we entered into a $215.0 million notional amount interest rate swap agreement. This agreement was effective on January 3, 2011 and was set to expire on January 3, 2012. However, on February 10, 2011, in connection with the refinancing of our previously existing indebtedness, we terminated and settled the interest rate swap agreement, and as a result, recognized $1.0 million of interest expense.

In May 2009, we entered into a $310 million notional amount interest rate swap agreement. This agreement was effective on January 4, 2010 and expired on January 3, 2011 and had a fixed rate of 1.53%; therefore, including the margin of 2.00% on the previously existing term loan agreement, our hedged fixed rate was 3.53%. In December 2009, we made a $100.0 million payment of outstanding indebtedness under the Term Loans reducing the principal amount outstanding from approximately $323.0 million to $223.0 million. As a result, we were required to discontinue hedge accounting prospectively as the hedging relationship failed to meet all of the criteria set forth in ASC 815, “Derivatives and Hedging” specifically the notional amount of the swap and the principal amount of the debt were no longer equal and the forecasted transaction was no longer probable of occurring based on the original hedge documentation. During 2010, we elected to re-designate the cash flow hedge relationship for approximately $218.0 million notional amount out of the total $310.0 million notional amount interest rate swap agreement. Interest expense of $3.1 million and $0.8 million were recorded in the Consolidated Statements of Operations for the ineffective portion of the hedge for the years ended December 31, 2010 and 2009, respectively. Additionally, we recorded a gain of $2.1 million as a component of accumulated other comprehensive income (loss) for the effective portion of the hedge for the year ended December 31, 2010.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Net Investment Hedges. In May 2010, we entered into multiple non-deliverable forward contracts to reduce our exposure to fluctuations in the Brazilian Real to the U.S. dollar associated with the funding of the debottleneck and expansion of our IRL capacity at our Paulina, Brazil, facility, for the notional amounts of R$2.7 million, R$7.1 million, and R$7.8 million with expiration dates of June 30, September 30, and December 31, 2010, respectively. The non-deliverable forward contracts qualified for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $0.9 million gain in accumulated other comprehensive income (loss) related to the effective portion of the hedge for the year ended December 31, 2010.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuation in foreign currency exchange rates. These typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In the fourth quarter of 2011, we entered into four foreign currency option contracts to reduce our exposure to fluctuations in the Euro to U.S. dollar exchange rate. The option contracts were structured such that underlying foreign exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign exchange volatility. The option contracts did not qualify for hedge accounting. We settled these hedges and recorded an aggregate loss of $1.7 million, which offset underlying foreign exchange gains and were recorded in selling, general, and administrative expenses.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the carrying values and approximate fair values of our long-term debt at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$142,500	$142,500	$219,425	$219,425
6.75% unsecured notes	$250,000	$234,063	$0	$0
12.00% discount notes	$0	$0	$250	$324
8.125% notes	$0	$0	$163,000	$164,630
8.125% notes held as treasury bonds	$0	$0	$7,000	$7,070

The Term Loans are variable interest rate instruments, and as such, the fair value approximates their carrying value.

The financial assets and liabilities measured at fair value on a recurring basis are included below:

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 interest rate swap	Other payables and accruals	$434	$0	$434	$0
Derivative liability—2011 interest rate swap	Other long-term liabilities	375	0	375	0

Total		$809	$0	$809	$0

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liabilities—2009 interest rate swap	Other payables and accruals	$362	$0	$362	$0
Derivative liabilities—2010 interest rate swap	Other payables and accruals	1,073	0	1,073	0

Total		$1,435	$0	$1,435	$0

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

Credit Risk. Our customers are diversified by industry and geography with more than 800 customers in over 60 countries and as a result, we do not have material concentrations of credit risk. We analyze the counterparties’ financial condition prior to extending credit and we establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

10. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.

Our income tax expense was $0.6 million and $15.1 million for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates for the years ended December 31, 2011 and 2010 were 0.6% and 13.5%, respectively. Our effective tax rates were lower than the U.S. statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance, our effective tax rates would have been 19.5% and 33.9% for the years ended December 31, 2011 and 2010, respectively.

The expense (benefit) for income taxes is comprised of the following:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Current tax provision:
U.S.	$228	$690	$422
Foreign	10,817	8,054	8,239

Total current tax provision	11,045	8,744	8,661

Deferred tax provision:
U.S.	(9,211)	0	(285)
Foreign	(1,250)	6,389	(9,743)

Total deferred tax provision	(10,461)	6,389	(10,028)

Total income tax expense (benefit)	$584	$15,133	$(1,367)

Income (loss) before income taxes is comprised of the following:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes:
U.S.	$5,860	$55,350	$9,656
Foreign	85,649	56,508	(11,313)

Total income (loss) before income taxes	$91,509	$111,858	$(1,657)

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The income tax expense (benefit) differs from the amount computed by applying the U.S. statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Income taxes at the statutory rate	$32,028	$39,153	$(580)
Foreign tax rate differential	(13,683)	(4,261)	(97)
State taxes, net of federal benefit	84	52	(225)
Permanent differences	(1,552)	648	(832)
Differences in foreign earnings remitted	0	0	4,165
Tax benefit related to foreign losses	0	0	(2,597)
Tax credits	(140)	(610)	(122)
Uncertain tax positions	(1,083)	2,413	55
Valuation allowance	(17,303)	(22,834)	(945)
Other	2,233	572	(189)

Income tax expense (benefit)	$584	$15,133	$(1,367)

	Years ended December 31,
	2011	2010	2009
Income taxes at the statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(15.0)	(3.8)	5.9
State taxes, net of federal benefit	0.1	0.0	13.6
Permanent differences	(1.7)	0.6	50.2
Differences in foreign earnings remitted	0.0	0.0	(251.4)
Tax benefit related to foreign losses	0.0	0.0	156.7
Tax credits	(0.2)	(0.6)	7.4
Uncertain tax positions	(1.2)	2.2	(3.3)
Valuation allowance	(18.9)	(20.4)	57.0
Other	2.5	0.5	11.4

Effective tax rate	0.6%	13.5%	82.5%

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences that gave rise to significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$93,254	$104,254
Inventory	12,477	11,208
Pension accrual	20,969	17,659
Other accruals and reserves	8,202	6,130

	134,902	139,251
Valuation allowance for deferred tax assets	(54,227)	(66,444)

Total deferred tax assets	$80,675	$72,807

Deferred tax liabilities:
Property, plant and equipment	$(79,968)	$(81,756)
Identifiable intangibles	(4,781)	(3,502)
Exchange rate differences	0	(2,233)

Total deferred tax liabilities	(84,749)	(87,491)

Net deferred tax liabilities	$(4,074)	$(14,684)

	December 31
	2011	2010
	(in thousands)
Net deferred tax liabilities consist of:
Current deferred tax assets	$34,624	$20,354
Non-current deferred tax assets	115,611	122,910
Current deferred tax liabilities	(32,484)	(20,949)
Non-current deferred tax liabilities	(121,825)	(136,999)

Net deferred tax liabilities	$(4,074)	$(14,684)

As of December 31, 2011, we had $254.3 million of net operating loss carryforwards, of which $65.7 million relates to foreign jurisdictions and $188.6 million relates to the United States, which will expire in 2024, 2025, 2026 and 2027, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.

As of December 31, 2011 and 2010, a valuation allowance of $54.2 million and $66.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2011, we have recorded changes in the valuation allowance for deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. We reduced our valuation allowance by $12.2 million in 2011 of which $17.3 million represents the benefit of utilizing net operating losses in 2011 and the assessment of the

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

ability to utilize net operating losses in future periods partially offset by a $5.1 million increase in our valuation allowance to account for changes in other comprehensive income. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

For the period ending December 31, 2011, the unremitted earnings of our foreign subsidiaries are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year ended December 31, 2003. As a result of net operating loss carryforwards from 2004, the statute remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

We are currently under review by the Internal Revenue Service for our 2009 U.S. federal income tax return. The outcome of this review cannot be predicted with accuracy at this time. However, we do not expect the final resolution of this matter to have a material impact on our financial position or results of operations.

We recognize the tax impact of certain tax positions only when it is more likely than not that such positions are sustainable. The taxes are recorded in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which prescribes the minimum recognition threshold.

As of January 1, 2011, we had total unrecognized tax benefits of approximately $3.7 million. During the year ended December 31, 2011, we had a decrease in uncertain tax positions of $3.0 million due to the settlement of our Netherlands tax audit and an increase of $2.1 million primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2011, we had $2.8 million of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact the effective tax rate. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties	Total
	(in thousands)
Balance at December 31, 2009	$1,155	$121	$1,276
Decrease in prior year tax positions	(1,155)	(121)	(1,276)
Increase in prior year tax positions	3,689	0	3,689

Balance at December 31, 2010	$3,689	$0	$3,689
Decrease in prior year tax positions	(3,040)	0	(3,040)
Increase in prior year tax positions	370	18	388
Increase in current year tax positions	1,773	0	1,773

Balance at December 31, 2011	$2,792	$18	$2,810

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

11. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2011, are as follows: 2012—$11.2 million; 2013—$6.2 million; 2014—$5.1 million, 2015—$4.9 million, 2016—$4.2 million and 2017 and thereafter—$18.4 million. For the years ended December 31, 2011, 2010, and 2009, we recorded $9.7 million, $6.6 million, and $4.1 million in rent expense, respectively.

(b) Environmental and Safety Matters

Our finished products are not generally classified as hazardous under U.S. environmental laws. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.

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

Our Paulinia, Brazil and Belpre, Ohio facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2011, 2010, and 2009.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

(c) Asset Retirement Obligations

In 2011, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Sections 112 of the Clean Air Act. The Boiler MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. The final rule was published in the Federal Register on March 21, 2011 and was to have become effective 60 days later on May 20, 2011, if it was not otherwise changed or delayed. On May 16, 2011, the EPA announced a stay and reconsideration of the Boiler MACT rule and established a new comment period, which was open until July 15, 2011, in order to allow the EPA to continue to seek additional public comment before proposing a revised Boiler MACT rule. In December 2011, the EPA proposed a reconsidered Boiler MACT rule in lieu of the March 2011 version that was subject to a 60-day comment period. Litigation against the EPA by environmental interest groups resulted in the EPA’s delay notice being vacated by the Federal court in January 2012.

For the year ended December 31, 2011, we incurred approximately $0.9 million for capital expenditures necessary to comply with the Boiler MACT rule. We also accelerated the depreciation of the coal-burning boilers (net book value of $12.8 million as of January 31, 2011) by changing the remaining useful lives from 128 months to 36 months such that these assets will be fully depreciated by January 2014. For the year ended December 31, 2011, we recorded depreciation expense associated with our existing coal-burning boilers of $4.0 million, of which $2.8 million related to accelerated depreciation. In addition, we also recorded $1.5 million of depreciation expense associated with the ARO. We recorded an ARO of $5.0 million in the year ended December 31, 2011 related to replacing the existing coal-burning boilers at Belpre with new boilers fired primarily with natural gas and distillate fuel oil.

Our ARO as of December 31, 2011 includes ARO’s for our Berre, France, Wesseling, Germany, and Houston, Texas (Shell Westhollow Technology Center) facilities. Approximately $5.2 million is related to Belpre, $1.9 million to Wesseling, $1.3 million to Berre and $0.6 million to Westhollow.

The changes in the aggregate carrying amount of our ARO liability are as follows:

	2011	2010
	(in thousands)
Asset Retirement Obligations:
Beginning balance	$3,378	$4,171
Additional accruals	5,553	3,024
Accretion expense	441	57
Obligations settled	0	(2,583)
Revisions in estimated cash flows	(394)	(1,291)

Ending balance	$8,978	$3,378

(d) Legal Proceedings

Kraton and LyondellBasell have negotiated and concluded the terms of an agreed arbitration proceeding (to take place in London, England) to determine the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Since receiving the September 9, 2010 notice, Kraton has been paying an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties.

The outcome of the arbitration cannot be predicted with accuracy at this time. However, we do not believe it is probable that LyondellBasell will prevail in the arbitration, and we do not expect the final resolution of this matter to have a material impact on our ongoing business or operations. For the year ended December 31, 2011, we recognized $5.7 million, on a pre-tax basis, to cost of goods sold for the net excess payments to LyondellBasell.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million related to the 2009 tax year. The tax authorities claim that we did not timely file forms that serve to cap taxes for 2009. We believe that all such forms were timely filed and we are otherwise in compliance with all filing requirements, and we are owed a refund of €0.3 million. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these other existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows. Furthermore, Shell Chemicals has agreed, subject to certain limitations, to indemnify us for certain claims brought with respect to matters occurring before February 28, 2001. As of the date of this Form 10-K, we have not been named as parties in any of these claims. Our right to indemnification from Shell Chemicals is subject to certain time limitations. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

12. Employee Benefits

(a) U.S. Retirement Benefit Plan. We have a U.S. noncontributory defined benefit pension plan (“Pension Plan”) which covers all salaried and hourly wage employees in the United States, who were employed by us on or before December 31, 2005. Employees who began their employment with us after December 31, 2005 are not covered by our Pension Plan. The benefits under the Pension Plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.

The 2011 measurement date of the Pension Plan’s assets and obligations was December 31, 2011. Based on the funded status of our defined benefit pension plan as of December 31, 2011, we reported a decrease in our accumulated other comprehensive income (loss) of approximately $15.7 million and a related increase in accrued pension obligations.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$91,322	$76,889
Service cost	2,605	2,285
Interest cost	5,135	4,863
Benefits paid	(2,814)	(2,489)
Actuarial (gain) loss	15,700	9,774

Benefit obligation at end of year	$111,948	$91,322

Change in plan assets:
Fair value at beginning of year	$58,223	$50,321
Actual return on plan assets	4,368	7,079
Employer contributions	7,400	3,312
Benefits paid	(2,814)	(2,489)

Fair value at end of year	$67,177	$58,223

Funded status at end of year	$(44,771)	$(33,099)

Amounts recognized on balance sheet:
Noncurrent liabilities	$(44,771)	$(33,099)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$0	$0
Net actuarial loss	36,170	20,515

	$36,170	$20,515

The accumulated benefit obligation for the Pension Plan was $101.9 million and $83.0 million at December 31, 2011, and 2010, respectively.

We expect to contribute $9.8 million to our Pension Plan in 2012.

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2012	2,876
2013	3,118
2014	3,444
2015	3,795
2016	4,239
Years 2017-2021	28,432

$45,904

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Net periodic pension costs consist of the following components:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Service cost benefits earned during the period	$2,605	$2,285	$2,813
Interest on prior year’s projected benefit obligation	5,135	4,863	4,690
Expected return on plan assets	(5,239)	(4,845)	(4,680)
Amortization of net actuarial (gain)/loss	916	0	514

Net periodic pension costs	$3,417	$2,303	$3,337

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2011	2010
Weighted average assumptions used to determine benefit obligations:
Measure date	12/31/2011	12/31/2010
Discount rate	4.83%	5.68%
Rates of increase in salary compensation level	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.68%	6.38%
Rates of increase in salary compensation level	3.00%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plan to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our Pension Plan effective for 2012 will remain at 8.5%.

Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, while mitigating against downside risk and considering expected cash flows. The plan’s strategic target allocation as of December 31, 2011 was 50% equity, 30% debt and 20% consisting of real estate funds, hedge funds and commodity funds, the latter was assumed to behave similar to debt securities and therefore we included this 20% asset allocation as bonds in the model. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

Our Pension Plan asset allocations at December 31, 2011, and 2010, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2011	2010
Equity securities	44.6%	38.0%
Debt securities	44.9%	52.8%
Real estate	3.0%	3.0%
Other	7.5%	6.2%

Total	100.0%	100.0%

No pension assets were invested in debt or equity securities of Kraton at December 31, 2011, and 2010.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of our Pension Plan assets at December 31, 2011, by asset category are as follows:

	Pension Plan Assets Fair Value Measurements at December 31, 2011
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Equity Mutual Funds:
Dodge & Cox Stock Fund(a)	2,702	2,702	0	0
Harbor Cap Appreciation Fund(b)	2,683	2,683	0	0
Harding Loevner Emerging Markets Fund(c)	2,016	2,016	0	0
Matthews Asian Growth & Income Fund(d)	673	673	0	0
Aberdeen Emerging Markets Institutional Fund(s)	1,346	1,346	0	0
Gateway Fund Class Y(t)	2,341	2,341	0	0

Total	11,761	11,761	0	0
Debt Mutual Funds:
Eaton Vance Global Macro Fund—I(e)	4,016	4,016	0	0
PIMCO Emerging Local Bond Fund(f)	2,010	2,010	0	0
PIMCO Extended Duration Fund(g)	5,387	5,387	0	0
Vanguard Inflation Protected Bond Fund(i)	2,666	2,666	0	0

Total	14,079	14,079	0	0
Equity Commingled Pools:
FMTC US Equity Index Pool(j)	6,716	0	6,716	0
Pyramis International Growth Commingled Pool(k)	6,785	0	6,785	0
Pyramis Large Cap Core Commingled Pool(l)	2,016	0	2,016	0
Pyramis Small Company Commingled Pool(m)	2,694	0	2,694	0

Total	18,211	0	18,211	0
Debt Commingled Pools:
Pyramis Emerging Market Debt Commingled Pool(n)	1,335	0	1,335	0
Pyramis Long Corp. A or Better Commingled Pool(o)	4,693	0	4,693	0
Pyramis Long Duration(p)	10,049	0	10,049	0

Total	16,077	0	16,077	0
Real Estate:
Virtus Real Estate SEC—I Fund(q)	2,014	2,014	0	0

Total	2,014	2,014	0	0
Other:
Money Market Mutual Fund	334	334	0	0
Credit Suisse Commodity Return Strategy Fund(r)	1,336	1,336	0	0
RS Global Natural Resources Fund(u)	679	679	0	0
Steelpath MLP Select 40 I FD(v)	2,686	2,686	0	0

Total	5,035	5,035	0	0

Total	$67,177	$32,889	$34,288	$0

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair value of our pension plan assets at December 31, 2010, by asset category are as follows:

	Pension Plan Assets Fair Value Measurements at December 31, 2010
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Equity Mutual Funds:
Dodge & Cox Stock Fund(a)	2,327	2,327	0	0
Harbor Cap Appreciation Fund(b)	2,318	2,318	0	0
Harding Loevner Emerging Markets Fund(c)	1,753	1,753	0	0
Matthews Asian Growth & Income Fund(d)	584	584	0	0

Total	6,982	6,982	0	0
Debt Mutual Funds:
Eaton Vance Global Macro Fund—I(e)	4,650	4,650	0	0
PIMCO Emerging Local Bond Fund(f)	1,750	1,750	0	0
PIMCO Extended Duration Fund(g)	4,748	4,748	0	0
PIMCO Short Term Institutional Fund(h)	2,906	2,906	0	0
Vanguard Inflation Protected Bond Fund(i)	2,629	2,629	0	0

Total	16,683	16,683	0	0
Equity Commingled Pools:
FMTC US Equity Index Pool(j)	5,811	0	5,811	0
Pyramis International Growth Commingled Pool(k)	5,242	0	5,242	0
Pyramis Large Cap Core Commingled Pool(l)	1,744	0	1,744	0
Pyramis Small Company Commingled Pool(m)	2,316	0	2,316	0

Total	15,113	0	15,113	0
Debt Commingled Pools:
Pyramis Emerging Market Debt Commingled Pool(n)	1,164	0	1,164	0
Pyramis Long Corp. A or Better Commingled Pool(o)	4,110	0	4,110	0
Pyramis Long Duration(p)	8,808	0	8,808	0

Total	14,082	0	14,082	0
Real Estate:
Virtus Real Estate SEC—I Fund(q)	1,739	1,739	0	0

Total	1,739	1,739	0	0
Other:
Money Market Mutual Fund	80	80	0	0
Credit Suisse Commodity Return Strategy Fund(r)	3,544	3,544	0	0

Total	3,624	3,624	0	0

Total	$58,223	$29,028	$29,195	$0

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

(a)	Portfolio with the primary objective to invest in common stocks that appear to be temporarily undervalued by the stock market but have a favorable outlook for long-term growth.
(b)	Portfolio with the primary objective to seek long-term growth of capital by investing in mid to large cap growth stocks.
(c)	Portfolio with the primary objective to seek long-term capital appreciation through investment in equity securities of companies based in emerging markets.
(d)	Portfolio with the primary objective to seek long-term capital appreciation and some current income through investment in equity securities of companies located in Asia.
(e)	Portfolio with the primary objective to seek total return by investing in securities, derivatives, and other instruments to establish long and short investment exposure around the world.
(f)	Portfolio with the primary objective to seek maximum total return, consistent with preservation of capital and prudent investment management by investing in fixed income securities denominated in currencies of non-U.S. countries.
(g)	Portfolio with the primary objective to seek maximum total return, consistent with prudent investment management by investing in long-term maturity fixed income securities.
(h)	Portfolio with the primary objective to seek maximum current income, consistent with preservation of capital and daily liquidity by investing in short-term investment grade bonds (average duration less than or equal to one year).
(i)	Portfolio with the primary objective to protect investors from the eroding effect of inflation by investing in bonds that are backed by the federal government and whose principal is adjusted quarterly based on inflation.
(j)	Portfolio with the primary objective to provide investment results that correspond to the total return performance of common stocks publicly traded in the United States.
(k)	Portfolio with the primary objective to seek long-term growth of capital primarily through investments in foreign equity securities.
(l)	Portfolio with the primary objective to achieve excess return relative to the S&P 500 Index.
(m)	Portfolio with the primary objective to achieve long-term growth of capital, principally by investing in the equity securities of smaller, growing companies.
(n)	Portfolio with the primary objective to achieve superior total returns primarily through investments in debt securities of emerging countries.
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

(q)	Portfolio with the primary objective to provide exposure to the equity REITs market, which has historically had a lower correlation to traditional asset classes.
(r)	Portfolio with the primary objective to achieve positive total return relative to the performance of the Dow Jones—UBS Commodity Index total return.
(s)	Portfolio with the primary objective to seek long-term capital appreciation by investing primarily in equity securities of emerging market country issuers.
(t)	Portfolio with the primary objective to capture the majority of the returns associated with equity market investments and normally invests in a broadly diversified portfolio of common stocks, while also selling index call options.
(u)	Portfolio with the primary objective to seek long-term capital appreciation by principally engaged in natural resources industries.
(v)	Portfolio with the primary objective to diversify exposure to the energy infrastructure MLPs.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and/or a non-qualified defined contribution restoration plan (“BRP”) which are intended to restore certain benefits under the Pension Plan in the United States and the Kraton Savings Plan in the United States, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We made $0.0 million, $0.0 million and $0.9 million in contributions to the BRP for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, amounts recognized as a component of other long-term liabilities for the benefit restoration plans were $1.5 million and $1.1 million, respectively.

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

ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year and the 2011 measurement date of the plans’ assets and obligations was December 31, 2011. We are also required to recognize as a component of accumulated other comprehensive income (loss) the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Based on the funded status of our postretirement benefit plan as of December 31, 2011, we reported a decrease in our accumulated other comprehensive income (loss) of approximately $2.6 million and a related increase in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$22,992	$18,474
Service cost	414	364
Interest cost	1,246	1,213
Benefits and expenses paid (premiums)	(980)	(801)
Part D subsidy received	0	7
Actuarial loss	3,012	3,735

Benefit obligation at end of period	$26,684	$22,992

Reconciliation of plan assets(1):
Employer contributions	$980	$794
Part D subsidy received	0	7
Benefits paid	(980)	(801)

	$0	$0

Funded status at end of year	$(26,684)	$(22,992)

(1)	Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $8.4 million and $7.5 million as our estimate of the present value of this commitment as of December 31, 2011 and 2010, respectively.

	December 31,
	2011	2010
	(in thousands)
Amounts recognized in the balance sheet:
Noncurrent liabilities	26,684	22,992

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$0	$0
Net actuarial loss	10,023	7,423

	$10,023	$7,423

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Net periodic benefit costs consist of the following components:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Service cost	$414	$364	$392
Interest cost	1,246	1,213	1,058
Amortization of net actuarial loss	412	253	231

Net periodic benefit costs	$2,072	$1,830	$1,681

	December 31,
	2011	2010
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2011	12/31/2010
Discount rate	4.65%	5.46%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.46%	6.17%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2011	2010
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the postretirement benefit plan.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$65	$(58)
Effect on postretirement benefit obligation	1,007	(800)

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

For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2011, 2010, and 2009, were $3.2 million, $2.6 million, and $2.7 million, respectively.

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacture and marketing of engineered polymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

Sales revenue for our four primary product lines are as follows(1):

	Years ended December 31,
	2011	2010	2009
	(in thousands)
USBCs	$852,070	$725,716	$520,740
HSBCs	454,835	382,868	290,739
IR and IRL	99,412	92,082	84,082
Compounds	26,578	27,759	24,801

	$1,432,895	$1,228,425	$920,362

(1)	Our product line sales revenue excludes $4.6 million of other sales in 2011 and $47.6 million of by-product sales reported as other in 2009.

During the years ended December 31, 2011, 2010, and 2009, no single customer accounted for 10.0% or more of our total operating revenues.

For geographic reporting, operating revenues are attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located, and are presented at historical cost.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Operating revenues and long-lived assets by geographic region are as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating revenues:
United States	$490,373	$421,856	$304,265
Germany	212,079	162,260	121,959
Japan	91,788	89,987	73,055
China	61,039	53,359	37,123
Brazil	50,777	47,387	40,438
Italy	49,484	46,386	35,934
France	46,233	36,122	27,342
Belgium	43,339	24,081	16,273
United Kingdom	40,644	29,214	27,425
The Netherlands	36,991	33,093	66,027
Thailand	32,209	34,647	28,779
Turkey	25,004	23,767	12,990
Canada	22,703	20,855	16,168
Austria	21,498	14,583	8,170
Poland	19,084	10,836	15,537
Taiwan	17,378	20,446	15,711
Malaysia	16,592	9,829	6,769
Sweden	15,830	15,096	11,292
South Korea	13,742	13,598	9,928
Argentina	13,502	11,334	10,854
Australia	13,146	13,973	9,124
Mexico	11,437	11,431	11,029
All other countries	92,607	84,285	61,812

	$1,437,479	$1,228,425	$968,004

	December 31,
	2011	2010	2009
	(in thousands)
Long-lived assets, at cost:
United States	$387,022	$334,081	$317,719
Germany	47,125	47,059	42,724
Japan	1,893	1,582	482
France	115,169	136,449	125,839
The Netherlands	13,355	12,539	36,971
Brazil	81,021	78,260	64,385
China	4,394	3,190	2,334
All other countries	4,436	4,593	964

	$654,415	$617,753	$591,418

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

14. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	December 31,
	2011	2010	2009
Purchases from related party	$34,610	$35,384	$27,763

Our due to related party is solely related to our commercial arrangement with KJE, which requires payment by each party within 150 days of invoice.

15. Supplemental Guarantor Information

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$6,030	$82,549	$0	$88,579
Receivables, net of allowances	0	0	54,905	87,791	0	142,696
Inventories of products, net	0	0	222,783	172,013	0	394,796
Inventories of materials and supplies, net	0	0	7,654	2,342	0	9,996
Deferred income taxes	0	0	1,881	259	0	2,140
Other current assets	0	3,365	344	23,619	0	27,328

Total current assets	0	3,365	293,597	368,573	0	665,535

Property, plant and equipment, less accumulated depreciation	0	66,095	205,562	101,316	0	372,973
Identifiable intangible assets, less accumulated amortization	0	47,961	18,223	0	0	66,184
Investment in consolidated subsidiaries	535,412	1,218,793	0	0	(1,754,205)	0
Investment in unconsolidated joint venture	0	813	0	12,537	0	13,350
Debt issuance costs	0	11,106	0	0	0	11,106
Other long-term assets	0	5,451	511,452	121,961	(614,256)	24,608

Total assets	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	0	7,500	0	0	0	7,500
Accounts payable-trade	0	841	42,252	44,933	0	88,026
Other payables and accruals	0	7,832	14,125	29,296	0	51,253
Due to related party	0	0	0	14,311	0	14,311

Total current liabilities	0	16,173	56,377	88,540	0	161,090

Long-term debt, net of current portion	0	385,000	0	0	0	385,000
Deferred income taxes	0	14,505	(7,330)	(961)	0	6,214
Other long-term liabilities	0	401,573	78,754	217,587	(614,256)	83,658

Total liabilities	0	817,251	127,801	305,166	(614,256)	635,962

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued
Common stock, $.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding	321	0	0	0	0	321
Additional paid in capital	347,455	0	0	0	0	347,455
Member’s equity	0	535,412	942,032	276,761	(1,754,205)	0
Retained earnings	187,636	0	0	0	0	187,636
Accumulated other comprehensive income (loss)	0	921	(40,999)	22,460	0	(17,618)

Total stockholders’ and member’s equity	535,412	536,333	901,033	299,221	(1,754,205)	517,794

Total liabilities and stockholders’ and member’s equity	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2010

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$31,421	$61,329	$0	$92,750
Receivables, net of allowances	731	161	48,623	86,617	0	136,132
Inventories of products, net	0	0	171,989	153,131	0	325,120
Inventories of materials and supplies, net	0	0	6,988	2,643	0	9,631
Other current assets	0	2,933	728	35,088	0	38,749

Total current assets	731	3,094	259,749	338,808	0	602,382

Property, plant and equipment, less accumulated depreciation	0	75,632	186,611	103,123	0	365,366
Identifiable intangible assets, less accumulated amortization	0	54,528	15,933	0	0	70,461
Investment in consolidated subsidiaries	431,001	1,064,238	0	0	(1,495,239)	0
Investment in unconsolidated joint venture	0	813	0	12,776	0	13,589
Debt issuance costs	0	3,172	0	0	0	3,172
Deferred income taxes	0	0	0	2,376	(2,376)	0
Other long-term assets	0	439	514,860	196,866	(686,412)	25,753

Total assets	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	0	2,304	0	0	0	2,304
Accounts payable-trade	0	0	51,653	35,046	0	86,699
Other payables and accruals	0	7,967	27,864	24,951	0	60,782
Deferred income taxes	0	0	0	595	0	595
Due to related party	0	0	0	19,264	0	19,264

Total current liabilities	0	10,271	79,517	79,856	0	169,644

Long-term debt, net of current portion	250	380,121	0	0	0	380,371
Deferred income taxes	0	16,465	0	0	(2,376)	14,089
Other long-term liabilities	0	363,333	69,784	317,537	(686,412)	64,242

Total liabilities	250	770,190	149,301	397,393	(688,788)	628,346

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued
Common stock, $.01 par value; 500,000 shares authorized; 31,390 shares issued and outstanding	314	0	0	0	0	314
Additional paid in capital	334,457	0	0	0	0	334,457
Member’s equity	0	431,001	855,209	209,029	(1,495,239)	0
Retained earnings	96,711	0	0	0	0	96,711
Accumulated other comprehensive income (loss)	0	725	(27,357)	47,527	0	20,895

Total stockholders’ and member’s equity	431,482	431,726	827,852	256,556	(1,495,239)	452,377

Total liabilities and stockholders’ and member’s equity	$431,732	$1,201,916	$977,153	$653,949	$(2,184,027)	$1,080,723

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2011

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$718,700	$862,885	$(144,106)	$1,437,479
Cost of goods sold	0	1,585	554,881	708,933	(144,106)	1,121,293

Gross profit (loss)	0	(1,585)	163,819	153,952	0	316,186
Operating expenses
Research and development	0	0	17,537	10,459	0	27,996
Selling, general and administrative	0	(178)	69,954	31,830	0	101,606
Depreciation and amortization	0	16,383	32,973	13,379	0	62,735

Total operating expenses	0	16,205	120,464	55,668	0	192,337

Loss on extinguishment of debt	0	2,985	0	0	0	2,985
Earnings in consolidated subsidiaries	90,925	148,674	0	0	(239,599)	0
Earnings of unconsolidated joint venture	0	0	0	529	0	529
Interest expense (income), net	0	38,096	(14,987)	6,775	0	29,884

Income before income taxes	90,925	89,803	58,342	92,038	(239,599)	91,509
Income tax expense (benefit)	0	(1,122)	(9,954)	11,660	0	584

Net income	$90,925	$90,925	$68,296	$80,378	$(239,599)	$90,925

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2010

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$632,234	$721,004	$(124,813)	$1,228,425
Cost of goods sold	0	297	455,287	597,161	(124,813)	927,932

Gross profit (loss)	0	(297)	176,947	123,843	0	300,493
Operating expenses
Research and development	0	0	14,616	9,012	0	23,628
Selling, general and administrative	0	(2,414)	66,134	28,585	0	92,305
Depreciation and amortization	0	14,901	24,983	9,336	0	49,220

Total operating expenses	0	12,487	105,733	46,933	0	165,153

Earnings in consolidated subsidiaries	96,759	88,799	0	0	(185,558)	0
Earnings of unconsolidated joint venture	0	0	0	487	0	487
Interest expense (income), net	0	32,948	(12,169)	3,190	0	23,969

Income before income taxes	96,759	43,067	83,383	74,207	(185,558)	111,858
Income tax expense (benefit)	34	(53,692)	7,141	61,650	0	15,133

Net income	$96,725	$96,759	$76,242	$12,557	$(185,558)	$96,725

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2009

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating revenues:
Sales	$0	$0	$480,438	$591,309	$(151,385)	$920,362
Other	0	0	74	47,568	0	47,642

Total operating revenues	0	0	480,512	638,877	(151,385)	968,004
Cost of goods sold	0	(15,654)	376,543	582,968	(151,385)	792,472

Gross profit	0	15,654	103,969	55,909	0	175,532

Operating expenses
Research and development	0	0	13,150	8,062	0	21,212
Selling, general and administrative	0	(1,430)	45,497	35,437	0	79,504
Depreciation and amortization	0	22,039	21,598	23,114	0	66,751

Total operating expenses	0	20,609	80,245	66,613	0	167,467

Gain on extinguishment of debt	0	23,831	0	0	0	23,831
Earnings in consolidated subsidiaries	(288)	29,893	0	0	(29,605)	0
Earnings of unconsolidated joint venture	0	0	0	403	0	403
Interest expense (income), net	5	40,818	(11,156)	4,289	0	33,956

Income (loss) before income taxes	(293)	7,951	34,880	(14,590)	(29,605)	(1,657)
Income tax expense (benefit)	(3)	8,239	(876)	(8,727)	0	(1,367)

Net income (loss)	$(290)	$(288)	$35,756	$(5,863)	$(29,605)	$(290)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(26,158)	$16,973	$73,960	$0	$64,775
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	26,278	0	0	(26,278)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(44,591)	(15,720)	0	(60,311)
Purchase of software	0	0	(4,072)	(57)	0	(4,129)

Net cash provided by (used in) investing activities	0	26,278	(48,663)	(15,777)	(26,278)	(64,440)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(393,160)	0	0	0	(393,160)
Cash contribution from member	0	8,271	0	0	(8,271)	0
Cash distribution to member	(8,271)	0	0	0	8,271	0
Proceeds from the exercise of stock options	8,271	0	0	0	0	8,271
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from (payments on) intercompany loans	0	0	6,300	(32,578)	26,278	0

Net cash provided by (used in) financing activities	0	(120)	6,300	(32,578)	26,278	(120)

Effect of exchange rate differences on cash	0	0	0	(4,386)	0	(4,386)

Net increase (decrease) in cash and cash equivalents	0	0	(25,390)	21,219	0	(4,171)
Cash and cash equivalents, beginning of period	0	0	31,420	61,330	0	92,750

Cash and cash equivalents, end of period	$0	$0	$6,030	$82,549	$0	$88,579

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2010

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(20,392)	$57,625	$18,127	$0	$55,360
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	3,928	0	0	(3,928)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(38,938)	(14,467)	0	(53,405)
Purchase of software	0	0	(2,242)	0	0	(2,242)

Net cash provided by (used in) investing activities	0	3,928	(41,180)	(14,467)	(3,928)	(55,647)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	69,000	0	0	0	69,000
Repayments of debt	0	(71,304)	0	0	0	(71,304)
Cash contribution from member	0	18,637	0	0	(18,637)	0
Cash distribution to member	(18,637)	0	0	0	18,637	0
Proceeds from issuance of common stock	11,197	0	0	0	0	11,197
Costs associated with the issuance of common stock	(534)	0	0	0	0	(534)
Proceeds from the exercise of stock options	7,974	0	0	0	0	7,974
Proceeds from insurance note payable	0	3,518	0	0	0	3,518
Repayments of insurance note payable	0	(3,387)	0	0	0	(3,387)
Proceeds from (payments on) intercompany loans	0	0	(21,592)	17,664	3,928	0

Net cash provided by (used in) financing activities	0	16,464	(21,592)	17,664	3,928	16,464

Effect of exchange rate differences on cash	0	0	0	7,282	0	7,282

Net increase (decrease) in cash and cash equivalents	0	0	(5,147)	28,606	0	23,459
Cash and cash equivalents, beginning of period	0	0	36,567	32,724	0	69,291

Cash and cash equivalents, end of period	$0	$0	$31,420	$61,330	$0	$92,750

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(39,221)	$53,247	$58,779	$0	$72,805
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	79,843	0	0	(79,843)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(28,226)	(6,005)	0	(34,231)
Purchase of software	0	0	(15,322)	0	0	(15,322)

Net cash provided by (used in) investing activities	0	79,843	(43,548)	(6,005)	(79,843)	(49,553)

Cash flows used in financing activities:
Proceeds from debt	0	144,000	0	0	0	144,000
Repayments of debt	0	(308,131)	0	0	0	(308,131)
Cash contribution from member	0	126,725	0	0	(126,725)	0
Cash distribution to member	(126,725)	0	0	0	126,725	0
Proceeds from issuance of common stock	126,725	0	0	0	0	126,725
Proceeds from insurance note payable	0	3,706	0	0	0	3,706
Repayments of insurance note payable	0	(3,706)	0	0	0	(3,706)
Debt issuance costs	0	(3,216)	0	0	0	(3,216)
Payments on intercompany loans	0	0	(38,592)	(41,251)	79,843	0

Net cash used in financing activities	0	(40,622)	(38,592)	(41,251)	79,843	(40,622)

Effect of exchange rate differences on cash	0	0	0	(14,735)	0	(14,735)

Net decrease in cash and cash equivalents	0	0	(28,893)	(3,212)	0	(32,105)
Cash and cash equivalents, beginning of period	0	0	65,460	35,936	0	101,396

Cash and cash equivalents, end of period	$0	$0	$36,567	$32,724	$0	$69,291

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

16. Selected Quarterly Financial Data (Unaudited)

The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2011 and December 31, 2010:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(in thousands, except per share data)
2011
Operating revenues	$344,828	$386,428	$401,993	$304,230	$1,437,479
Gross profit	86,851	108,395	101,454	19,486	316,186
Operating income (loss)	38,452	57,913	52,224	(24,740)	123,849
Net income (loss)	21,877	46,977	43,093	(21,022)	90,925
Earnings (loss) per common share
Basic	0.69	1.47	1.34	(0.66)	2.85
Diluted	0.68	1.44	1.33	(0.66)	2.81
Weighted average common shares outstanding
Basic	31,609	31,757	31,880	31,892	31,786
Diluted	32,197	32,339	32,215	31,892	32,209

2010
Operating revenues	$272,732	$332,086	$335,442	$288,165	$1,228,425
Gross profit	69,127	89,113	82,881	59,372	300,493
Operating income	30,035	49,800	38,910	16,595	135,340
Net income	19,795	38,595	28,036	10,299	96,725
Earnings per common share
Basic	0.64	1.25	0.90	0.33	3.13
Diluted	0.64	1.24	0.88	0.32	3.07
Weighted average common shares outstanding
Basic	30,539	30,668	30,916	31,147	30,825
Diluted	30,728	31,106	31,590	31,910	31,379

(1)	During the first quarter of 2011, we recognized costs of $0.5 million associated with our secondary public offering and $0.9 million associated with our European office consolidation, which are recorded in selling, general and administrative expenses. In connection with the refinancing of our indebtedness in the first quarter of 2011, we recorded approximately $4.2 million of accelerated amortization of deferred debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement to interest expense and a $3.0 million loss, which we recorded to loss on extinguishment of debt. During the first quarter of 2010, we recorded a $1.3 million reduction of depreciation associated with exiting the Pernis, the Netherlands facilities two months earlier than anticipated, which is included in depreciation and amortization expenses. In addition, we recognized costs of $0.2 million associated with our European office consolidation, which is included in selling, general and administrative expenses.
(2)	During the second quarter of 2011, we recognized costs of $0.1 million associated with our secondary public offering, which is included in selling, general and administrative expenses. During the second quarter of 2010, we recognized costs of $0.6 million associated with our European office consolidation, which is included in selling, general and administrative expenses.
(3)	During the third quarter of 2011, we recognized costs of $0.2 million associated with our European office consolidation, which are included in selling, general and administrative expenses. During the third quarter of 2010, we recognized costs of $1.1 million associated with our European office consolidation as well as $0.8 million in costs associated with our secondary public offering, which are included in selling, general and administrative expenses.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

(4)	During the fourth quarter of 2011, we had no unusual or infrequently occurring items. During the fourth quarter of 2010, we recognized costs of $2.7 million associated with our European office consolidation and $1.0 million of costs associated with evaluating an acquisition, which are included in selling, general and administrative.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

17. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

Under date of February 29, 2012, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ and member’s equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Houston, Texas

February 29, 2012

KRATON PERFORMANCE POLYMERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2011, 2010, and 2009

(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2011	$947	$(26)	$(372)	$549
Year ended December 31, 2010	$1,335	$(336)	$(52)	$947
Year ended December 31, 2009	$2,512	$(857)	$(320)	$1,335

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year ended December 31, 2011	$8,269	$3,485	$89	$11,843
Year ended December 31, 2010	$6,135	$2,292	$(158)	$8,269
Year ended December 31, 2009	$5,063	$1,526	$(454)	$6,135

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits
3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.1 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

3.2	Bylaws of Kraton Performance Polymers, Inc. (Incorporated by reference to Exhibit 3.2 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

4.1	Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

4.2	Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

4.3	First Supplemental Indenture, dated as of February 10, 2011 among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

4.4	Registration Rights Agreement dated as of February 11, 2011 by and among Kraton Polymers LLC, Kraton Polymers Capital Corporation, Kraton Performance Polymers, Inc., Elastomers Holdings LLC and Kraton Polymers U.S. LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 4.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.1	Credit Agreement dated as of February 11, 2011 among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.2	Pledge Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Pledgors, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

10.3	Security Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Grantors, and Bank of America N.A. as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011).

Exhibit No	Description of Exhibits
10.4	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.5	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on February 3, 2012)

10.6	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Kraton and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.7	Amendment No. 1 dated January 23, 2007 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.69 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.8	Amendment No. 2 dated January 1, 2009 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.70 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.9	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.10	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.11	First Amended and Restated Site Services, Utilities, Materials and Facilities Agreement dated February 28, 2001, between Shell Chimie S.A. and Kraton Polymers France S.A.S. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.12	First Amended and Restated Operations and Maintenance Services Agreement dated February 28, 2001, between Kraton Polymers France S.A.S. and Shell Chimie S.A. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.13	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.14	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

Exhibit No	Description of Exhibits
10.15	Production Agreement (Elastomers) dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.16	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.17+	Savings Deferred Compensation and Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.28 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.18+	Pension Benefit Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.29 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.19+	Kraton Polymers LLC Executive Deferred Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.20+	Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.23+	TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.24+*	Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012)

10.25+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Grant Agreement under the 2009 Equity Incentive Plan

10.26+*	Form of Kraton Performance Polymers, Inc. Option Grant Agreement under the 2009 Equity Incentive Plan

10.27+*	Polymer Holdings LLC Cash Incentive Plan dated effective December 16, 2009

10.28+*	First Amendment to Polymer Holdings LLC Cash Incentive Plan dated February 26, 2012

10.29+	Summary of Terms of 2011 Polymer Holdings LLC Cash Incentive Plan (incorporated by reference to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.30+*	Kraton Performance Polymers, Inc. Executive Severance Program effective as of November 1, 2011

10.31+*	Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program

10.32+	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

10.33+	Amendment No. 1 dated December 18, 2008 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.23 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

Exhibit No	Description of Exhibits
10.34+	Amendment No. 2 dated December 8, 2009 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.47 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

10.35+	Amendment No.1 dated December 8, 2009 to the Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and Kevin M. Fogarty (incorporated by reference to Exhibit 10.54 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

10.36+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.37+	First Amendment to Employment Agreement (Kevin M. Fogarty) (incorporated by reference to Exhibit 99.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.38+*	Termination of Employment Agreement and Release Agreement (Fogarty) dated effective as of October 31, 2011

10.39+*	Termination of Employment Agreement and Release Agreement (Tremblay) dated effective as of October 31, 2011

10.40+*	Termination of Employment Agreement and Release Agreement (Duffy) dated effective as of October 31, 2011

10.41+*	Termination of Employment Agreement and Release Agreement (Freund) dated effective as of October 31, 2011

10.42+	Employment Agreement (Lee) dated effective as of January 1, 2011 (incorporated by reference to Exhibit 10.54 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2011)

10.43+*	Termination of Employment Agreement and Release Agreement (Lee) dated effective as of October 31, 2011

10.44+*	Termination of Employment Agreement and Release Agreement (Ott) dated effective as of October 31, 2011

10.45+	Separation Agreement dated effective as of May 31, 2011 by and between Larry R. Frazier and Kraton Polymers LLC and Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011)

10.46+*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Significant Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description of Exhibits

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.