Form 10-K/A
period 2010-12-31
Kraton Performance Polymers, Inc.
filed 2012-03-08
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 3

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Original 10-K”). The sole purpose of the Amendment is to file a revised redacted version of Exhibit 10.45 as exhibit to the Form 10-K. Confidential portions of the exhibit have been omitted and filed separately under a confidential treatment request with the SEC. The exhibit filed with the Amendment supersedes all prior versions of the exhibit incorporated by reference into the Original 10-K or filed with Amendment No. 1 to the Original 10-K on October 28, 2011 and Amendment No. 2 to the Original 10-K on February 3, 2012.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 2. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment No. 3 on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2012

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

EXHIBIT INDEX

Item 15.	Exhibits

The following is a list of all exhibits filed as a part of this Amendment No. 3 on Form 10-K/A, including those incorporated herein by reference.

Exhibit No	Description of Exhibits

10.45*	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.