Form 10-K/A
period 2011-12-31
Kraton Performance Polymers, Inc.
filed 2012-03-08
CIK 1321646

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Original 10-K”). The sole purpose of the Amendment is to update the incorporation by reference information for Exhibit 10.5.

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

Date: March 8, 2012

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

EXHIBIT INDEX

Item 15.	Exhibits

The following is a list of all exhibits filed as a part of this Amendment No. 1 on Form 10-K/A, including those incorporated herein by reference.

Exhibit No	Description of Exhibits

10.5	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.