Form 10-Q
period 2012-03-31
Kraton Performance Polymers, Inc.
filed 2012-05-01
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 26, 2012: 32,241,134.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions and in this report include statements regarding our general “outlook”; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications; adequacy of cash flows to fund working capital and anticipated capital expenditures; our anticipated 2012 capital expenditures, including the amount of expenditures related to the semi-works plant, production optimization, and health, safety and environmental infrastructure and maintenance projects; our ability to meet conditions required to ensure full access to our senior secured credit facility; expectations regarding our counterparties’ ability to perform; anticipated aggregate and fiscal year 2012 cost estimates for the planned Taiwan manufacturing facility, the portion of such costs we expect to pay, and the manner in which we expect to fund such costs; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; estimates related to the useful lives of certain assets for tax purposes; our anticipated dividend policy; expectations regarding our pension contributions for fiscal year 2012; and the outcome and financial impact of legal proceedings, including the IRS review of our U.S. Federal Income tax return for fiscal year 2009. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, as subsequently amended on March 8, 2012, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end-use markets, by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly in our Paving and Roofing end use market;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit agreement and the senior notes;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our planned joint venture in Asia and whether or not it will materialize;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	Delaware law and some provisions of our organizational documents making a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Presentation of Financial Statements

The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations and cash flows of Kraton, and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$233,476	$88,579
Receivables, net of allowances of $662 and $549	186,567	142,696
Inventories of products, net	355,680	394,796
Inventories of materials and supplies, net	10,292	9,996
Deferred income taxes	2,140	2,140
Other current assets	31,353	27,328

Total current assets	819,508	665,535

Property, plant and equipment, less accumulated depreciation of $298,121 and $281,442	370,527	372,973
Identifiable intangible assets, less accumulated amortization of $60,762 and $58,530	65,603	66,184
Investment in unconsolidated joint venture	13,294	13,350
Debt issuance costs	13,179	11,106
Other long-term assets	24,946	24,608

Total assets	$1,307,057	$1,153,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,438	$7,500
Accounts payable-trade	102,449	88,026
Other payables and accruals	49,586	51,253
Due to related party	26,880	14,311

Total current liabilities	187,353	161,090
Long-term debt, net of current portion	483,437	385,000
Deferred income taxes	5,802	6,214
Other long-term liabilities	83,969	83,658

Total liabilities	760,561	635,962

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,243 shares issued and outstanding at March 31, 2012; 32,092 shares issued and outstanding at December 31, 2011	322	321
Additional paid in capital	349,594	347,455
Retained earnings	203,989	187,636
Accumulated other comprehensive loss	(7,409)	(17,618)

Total stockholders’ equity	546,496	517,794

Total liabilities and stockholders’ equity	$1,307,057	$1,153,756

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2012	2011
Sales revenue	$408,313	$344,828
Cost of goods sold	332,794	257,977

Gross profit	75,519	86,851

Operating expenses:
Research and development	7,560	6,602
Selling, general and administrative	26,463	27,171
Depreciation and amortization	15,849	14,626

Total operating expenses	49,872	48,399

Loss on extinguishment of debt	0	2,985
Earnings of unconsolidated joint venture	137	141
Interest expense, net	6,699	11,181

Income before income taxes	19,085	24,427
Income tax expense	2,732	2,550

Net income	$16,353	$21,877

Earnings per common share:
Basic	$0.51	$0.69
Diluted	$0.50	$0.68
Weighted average common shares outstanding:
Basic	31,908	31,609
Diluted	32,248	32,197

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Net income	$16,353	$21,877
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0 and $0	10,326	17,305
Reclassification of loss on interest rate swap, net of tax of $0 and $0	0	1,073
Increase in unrealized loss of interest rate swaps, net of tax of $0 and $0	(117)	0

Other comprehensive income, net of tax	10,209	18,378

Total comprehensive income	$26,562	$40,255

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,353	$21,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,849	14,626
Amortization of debt issuance costs	668	4,762
Loss on disposal of fixed assets	358	5
Loss on extinguishment of debt	0	2,985
Net distributed earnings from unconsolidated joint venture	263	374
Deferred income tax expense (benefit)	(412)	735
Share-based compensation	1,880	1,294
Decrease (increase) in:
Accounts receivable	(42,411)	(36,792)
Inventories of products, materials and supplies	41,958	(31,359)
Other assets	(3,342)	(12,626)
Increase (decrease) in:
Accounts payable-trade	13,124	(4,677)
Other payables and accruals	(2,402)	(12,192)
Other long-term liabilities	251	8,719
Due to related party	13,939	(1,868)

Net cash provided by (used in) operating activities	56,076	(44,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment, net of proceeds from sales	(8,786)	(16,518)
Purchase of software	(1,643)	(132)

Net cash used in investing activities	(10,429)	(16,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	101,250	400,000
Repayments of debt	(1,875)	(385,660)
Proceeds from the exercise of stock options	260	5,896
Proceeds from insurance note payable	0	4,734
Repayments of insurance note payable	0	(474)
Debt issuance costs	(2,728)	(14,948)

Net cash provided by financing activities	96,907	9,548

Effect of exchange rate differences on cash	2,343	(5,480)

Net increase (decrease) in cash and cash equivalents	144,897	(56,719)
Cash and cash equivalents, beginning of period	88,579	92,750

Cash and cash equivalents, end of period	$233,476	$36,031

Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$1,281	$3,703
Cash paid during the period for interest, net of capitalized interest	$9,976	$10,027

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades and power tools and in asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our IRL products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of IRL provides opportunities for new, high-margin applications. In addition to IRL, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable and medical applications, and polymers used in slush molding for automotive applications, and our NexarTM family of membrane polymers for water filtration and breathable fabrics. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements we present in this report are for Kraton Performance Polymers, Inc. and its consolidated subsidiaries, each of which is a wholly-owned subsidiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies in our most recent Annual Report on Form 10-K, as amended. There have been no changes to the policies disclosed therein. The accompanying unaudited condensed consolidated financial statements we present in this report have been prepared in accordance with those policies.

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

Income Tax in Interim Periods. Our business operations are global in nature and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change given the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period.

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

The estimated annual effective tax rate may be significantly affected by nondeductible expenses and by our projected earnings mix by tax jurisdiction. Adjustments to the estimated annual effective income tax rate are recognized in the period during which such estimates are revised.

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax expense/benefit and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods.

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that management believes would materially impact our financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $1.9 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. We record these costs in selling, general and administrative expenses.

4. Restructuring and Restructuring-related Costs

Restructuring and restructuring-related expense was approximately $0.0 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The 2011 expense includes charges related to consulting fees, severance expenses and other costs primarily associated with the restructuring of our European organization. The restructuring and related charges were recorded as selling, general and administrative expenses during the three months ended March 31, 2011.

5. Detail of Certain Balance Sheet Accounts

	March 31, 2012	December 31, 2011
	(in thousands)
Inventories of products, net:
Finished products	$255,362	$289,921
Work in progress	8,309	5,048
Raw materials	92,009	99,827

	$355,680	$394,796

Other payables and accruals:
Employee related	$9,536	$11,639
Income taxes payable	14,231	12,254
Other	25,819	27,360

	$49,586	$51,253

Other long-term liabilities:
Pension	$74,337	$74,304
Other	9,632	9,354

	$83,969	$83,658

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$39,876	$29,550
Net unrealized loss on interest rate swaps	(926)	(809)
Net unrealized gain on net investment hedge	899	899
Pension liability	(47,258)	(47,258)

	$(7,409)	$(17,618)

6. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 728,708 and 262,908 for the three months ended March 31, 2012 and 2011, respectively.

The effects of share-based compensation awards on our diluted weighted-average number of shares outstanding used in calculating our diluted EPS are as follows:

	Three months ended March 31, 2012
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$16,353	32,141
Less: amounts allocated to unvested restricted shares	(119)	(233)

Amounts available to common stockholders	$16,234	31,908	$0.51

Diluted:
Add: amounts allocated to unvested restricted shares	119	233
Restricted share units—non participating		29
Stock options added under the treasury stock method		311
Less: amounts reallocated to unvested restricted shares	(117)	(233)

Amounts available to stockholders and assumed conversions	$16,236	32,248	$0.50

	Three months ended March 31, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$21,877	31,721
Less: amounts allocated to unvested restricted shares	(77)	(112)

Amounts available to common stockholders	$21,800	31,609	$0.69

Diluted:
Add: amounts allocated to unvested restricted shares	77	112
Restricted share units—non participating		35
Stock options added under the treasury stock method		553
Less: amounts reallocated to unvested restricted shares	(76)	(112)

Amounts available to stockholders and assumed conversions	$21,801	32,197	$0.68

7. Long-Term Debt

In March 2012, we completed our public offering of $100.0 million principal amount of our 6.75% senior notes due 2019 at an issue price of 101.25%. The notes constitute a further issuance of, and are fungible with, the $250.0 million aggregate principal amount of 6.75% senior notes due 2019 that we issued on February 11, 2011. The additional notes form a single series of debt securities with the existing notes.

Concurrently with the $100.0 million senior note offering, we entered into an amendment to our 2011 senior secured credit agreement to, among other things, facilitate our ability to pursue a new manufacturing facility by providing for an additional $50.0 million in investment capacity for certain investments and a $75.0 million increase to the capital expenditures basket under certain circumstances. Additionally, the amendment provides for certain modifications to the consolidated net leverage ratio we are required to maintain and provides that certain guarantees by us or any of our domestic subsidiaries not to exceed $100.0 million shall not constitute indebtedness for purposes of compliance with certain financial covenants.

Our senior secured credit agreement provides for financing consisting of a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments. The senior secured credit agreement has a maturity date of February 11, 2016. In these notes to the condensed consolidated financial statements, the loans made under the revolving credit facility are referred to as revolving loans and the loans made under the term loan facility are referred to as term loans.

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Term Loans	$140,625	$142,500
6.75% unsecured notes	351,250	250,000

Total debt	491,875	392,500
Less current portion of long-term debt	8,438	7,500

Total long-term debt	$483,437	$385,000

Senior Secured Credit Agreement. Kraton Polymers LLC is the borrower under our senior secured credit agreement, which is unconditionally guaranteed by Kraton Performance Polymers, Inc. and the wholly-owned domestic subsidiaries of Kraton Polymers LLC, and is required to be guaranteed by all future direct and indirect material domestic subsidiaries. Revolving loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 1.75% to 2.25% depending on a consolidated net leverage ratio, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 2.75% to 3.25% depending on a consolidated net leverage ratio.

Term loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates, including debt issuance costs, on the Term Loans for the three months ended March 31, 2012 and 2011 were 3.7% and 11.5% (4.2% excluding a $2.4 million write-off of debt issuance costs related to the term loan and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011), respectively.

In addition to paying interest on outstanding principal under revolving loans and term loans, we are required to pay a commitment fee ranging from 0.50% to 0.75%, depending on our consolidated net leverage ratio, related to the unutilized commitments under revolving loans, as well as pay customary letter of credit fees and agency fees.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture, dated as of February 11, 2011 ($250.0 million senior notes) and supplemental indenture thereto dated as of March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We will pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2012, are as follows:

Principal Payments
(in thousands)
December 31:
2012	$5,625
2013	11,250
2014	15,000
2015	108,750
Thereafter(1)	350,000

Total debt	$490,625

(1)	Excludes the $1.25 million premium associated with the issuance of our 6.75% senior notes in March 2012.

As of March 31, 2012, we were in compliance with the applicable financial ratios and the other covenants for the senior secured credit facility and the indenture governing the 6.75% senior notes.

See Note 9 Financial Instruments and Credit Risk for fair value information related to our long-term debt.

8. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $16.3 million and $13.7 million (of which $3.1 million and $2.6 million were included in other current assets) as of March 31, 2012 and December 31, 2011, respectively. In connection with our March 2012 offering, we capitalized $3.3 million of debt issuance costs related to the issuance of an additional $100.0 million principal amount of our 6.75% senior notes and an amendment to our 2011 senior secured credit agreement. Debt issuance costs for the three months ended March 31, 2012 consisted of the following:

Debt Issuance Costs
(in thousands)
Debt issuance costs balance at December 31, 2011	$13,747
Capitalization of financing fees and other costs	3,250
Amortization expense	(668)

Debt issuance costs balance at March 31, 2012	$16,329

9. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our term loans, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.9 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap as of March 31, 2012.

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

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuation in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In the first quarter of 2012, we entered into multiple foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that underlying foreign exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign exchange movements throughout the period. The contracts entered into during the first quarter of 2012 did not qualify for hedge accounting. We settled these hedges and recorded an aggregate gain of $1.1 million, which offset underlying foreign exchange losses and was recorded in selling, general and administrative expenses.

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

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$140,625	$140,625	$142,500	$142,500
6.75% unsecured notes	$351,250	$368,060	$250,000	$234,063

The Term Loans are variable interest rate instruments, and as such, the fair value approximates their carrying value.

The financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are as follows:

	Balance Sheet Location	March 31, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$531	$0	$531	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	395	0	395	0

Total		$926	$0	$926	$0

	Balance Sheet Location	December 31, 2011	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$434	$0	$434	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	375	0	375	0

Total		$809	$0	$809	$0

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

10. Income Taxes

Our income tax expense was $2.7 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were 14.3% and 10.4% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were lower than the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions during these periods and the partial release of our valuation allowance during the three months ended March 31, 2011. Excluding the release of our valuation allowance, our effective tax rates would have been 15.1% and 22.8% for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and 2011, a valuation allowance of $54.1 million and $63.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.1 million and $3.0 million, respectively, as a result of our ability to realize the tax benefit of our net operating loss carryforwards in France during 2012 and the U.S. and France in 2011.

As of March 31, 2012, we had total unrecognized tax benefits of $3.6 million related to uncertain foreign tax positions, all of which, if recognized, would impact the effective tax rate. During the three months ended March 31, 2012, we had an increase in uncertain tax positions of $0.8 million primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year ended December 31, 2003. As a result of net operating loss carryforwards from 2004, the statute of limitations remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

We are currently under review by the Internal Revenue Service for our 2009 U.S. federal income tax return. The outcome of this review cannot be predicted with accuracy at this time. However, we do not expect the final resolution of this matter to have a material impact on our financial position or results of operations.

11. Commitments and Contingencies

Legal Proceedings. Kraton was a party to an arbitration proceeding with LyondellBasell regarding the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Following receipt of the September 9, 2010 notice, Kraton paid an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties. On March 13, 2012, Kraton and LyondellBasell reached a settlement regarding the matter, and in connection therewith entered into a series of commercial agreements and amendments to existing commercial agreements. For the three months ended March 31, 2012, we recorded a benefit of approximately $6.8 million, on a pre-tax basis, to cost of goods sold for a refund received in the settlement of net increased payments we had been making to LyondellBasell.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million of property taxes related to the 2009 tax year. The tax authorities claimed that we did not timely file forms that serve to cap taxes for 2009. We believe that all such forms were timely filed and that we are otherwise in compliance with the related applicable filing requirements. In March 2012, the tax authorities advised us of their final ruling in this matter and assessed us a final amount of €4.7 million, including penalties of €0.4 million. For the three months ended March 31, 2012, we recorded charges of approximately $5.6 million and $0.6 million, on a pre-tax basis, to cost of goods sold and selling, general and administrative expenses, respectively, associated with this ruling.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals, could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these other existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows.

Asset Retirement Obligations. In 2011, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Section 112 of the Clean Air Act. The Boiler MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility.

Our ARO was $9.1 million as of March 31, 2012, and consists of AROs for our Belpre, Ohio, Berre, France, Wesseling, Germany and Houston, Texas (Shell Westhollow Technology Center) facilities. Approximately $5.3 million is related to Belpre, $1.3 million to Wesseling, $1.9 million to Berre and $0.6 million to Westhollow.

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as subsequently amended on March 8, 2012.

12. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Service cost	$825	$698
Interest cost	1,353	1,295
Expected return on plan assets	(1,498)	(1,313)
Amortization of prior service cost	630	240

Net periodic benefit cost	$1,310	$920

We made contributions of $1.3 million and $0.8 million to our pension plan in the three months ended March 31, 2012 and 2011, respectively. We expect total contributions to be $10.2 million in 2012.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Service cost	$128	$110
Interest cost	305	307
Amortization of prior service cost	150	99

Net periodic benefit cost	$583	$516

13. Industry Segment and Foreign Operations

We operate in one segment for the manufacturing and marketing of engineered polymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the condensed consolidated financial statements.

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

Sales revenue for our four primary product lines are as follows (1):

	Three months ended March 31,
	2012	2011
	(in thousands)
USBCs	$243,192	$202,804
HSBCs	132,376	113,879
IR and IRL	22,645	22,735
Compounds	8,448	5,410

	$406,661	$344,828

(1)	Our product line sales revenue excludes $1.7 million of other sales revenue in the three months ended March 31, 2012.

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Sales Revenue:
United States	$150,250	$116,308
Germany	49,617	49,125
China	19,845	15,829
Japan	19,362	19,220
Brazil	14,154	11,586
Italy	14,094	15,118
France	14,035	10,553
Belgium	14,005	12,147
The Netherlands	13,290	7,876
United Kingdom	11,863	8,803
Turkey	9,669	4,706
Thailand	7,981	9,145
Taiwan	6,792	5,813
Malaysia	5,680	3,307
Canada	5,444	6,327
Austria	4,951	5,086
Argentina	4,785	3,197
South Korea	4,430	4,419
Sweden	3,310	4,655
Mexico	3,270	2,641
Australia	3,116	2,930
Poland	2,701	994
All other countries	25,669	25,043

	$408,313	$344,828

	March 31, 2012	December 31, 2011
	(in thousands)
Long-Lived Assets:
United States	$391,735	$387,022
France	118,947	115,169
Brazil	83,638	81,021
Germany	49,099	47,125
The Netherlands	13,803	13,355
China	5,081	4,394
Japan	1,781	1,893
All other countries	4,564	4,436

	$668,648	$654,415

14. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”), located in Kashima, Japan. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Purchases from related party	$17,878	$10,233

The due to related party is solely related to our commercial arrangement with KJE, which requires payment by each party within 150 days of invoice.

15. Supplemental Guarantor Information

Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, (“the Issuers”), are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Performance Polymers, Inc. and Elastomers Holdings LLC, a U.S. holding company and wholly-owned subsidiary of Kraton Polymers LLC, collectively, (“the Guarantors”), fully and unconditionally guarantee on a joint and several basis, the Issuers’ obligations under the 6.75% senior notes. Our remaining subsidiaries are not guarantors of the 6.75% senior notes. We do not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2012

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$105,788	$127,688	$0	$233,476
Receivables, net of allowances of $662	0	294	71,060	115,213	0	186,567
Inventories of products, net	0	0	202,826	152,854	0	355,680
Inventories of materials and supplies, net	0	0	7,876	2,416	0	10,292
Deferred income taxes	0	0	1,881	259	0	2,140
Other current assets	0	7,399	1,178	22,776	0	31,353

Total current assets	0	7,693	390,609	421,206	0	819,508

Property, plant and equipment, less accumulated depreciation of $298,121	0	63,728	204,060	102,739	0	370,527
Identifiable intangible assets, less accumulated amortization of $60,762	0	46,250	19,353	0	0	65,603
Investment in consolidated subsidiaries	553,905	1,249,542	0	0	(1,803,447)	0
Investment in unconsolidated joint venture	0	813	0	12,481	0	13,294
Debt issuance costs	0	13,179	0	0	0	13,179
Other long-term assets	0	6,227	425,341	89,641	(496,263)	24,946

Total assets	$553,905	$1,387,432	$1,039,363	$626,067	$(2,299,710)	$1,307,057

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0	$8,438	$0	$0	$0	$8,438
Accounts payable-trade	0	541	43,567	58,341	0	102,449
Other payables and accruals	0	4,900	11,407	33,279	0	49,586
Due to related party	0	0	0	26,880	0	26,880

Total current liabilities	0	13,879	54,974	118,500	0	187,353

Long-term debt, net of current portion	0	483,437	0	0	0	483,437
Deferred income taxes	0	14,338	(7,330)	(1,206)	0	5,802
Other long-term liabilities	0	321,135	79,576	179,521	(496,263)	83,969

Total liabilities	0	832,789	127,220	296,815	(496,263)	760,561

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,243 shares issued and outstanding	322	0	0	0	0	322
Additional paid in capital	349,594	0	0	0	0	349,594
Member’s equity	0	553,905	953,143	296,399	(1,803,447)	0
Retained earnings	203,989	0	0	0	0	203,989
Accumulated other comprehensive income (loss)	0	738	(41,000)	32,853	0	(7,409)

Total stockholders’ and member’s equity	553,905	554,643	912,143	329,252	(1,803,447)	546,496

Total liabilities and stockholders’ and member’s equity	$553,905	$1,387,432	$1,039,363	$626,067	$(2,299,710)	$1,307,057

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$6,030	$82,549	$0	$88,579
Receivables, net of allowances of $549	0	0	54,905	87,791	0	142,696
Inventories of products, net	0	0	222,783	172,013	0	394,796
Inventories of materials and supplies, net	0	0	7,654	2,342	0	9,996
Deferred income taxes	0	0	1,881	259	0	2,140
Other current assets	0	3,365	344	23,619	0	27,328

Total current assets	0	3,365	293,597	368,573	0	665,535

Property, plant and equipment, less accumulated depreciation of $281,442	0	66,095	205,562	101,316	0	372,973
Identifiable intangible assets, less accumulated amortization of $58,530	0	47,961	18,223	0	0	66,184
Investment in consolidated subsidiaries	535,412	1,218,793	0	0	(1,754,205)	0
Investment in unconsolidated joint venture	0	813	0	12,537	0	13,350
Debt issuance costs	0	11,106	0	0	0	11,106
Other long-term assets	0	5,451	511,452	121,961	(614,256)	24,608

Total assets	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0	$7,500	$0	$0	$0	$7,500
Accounts payable-trade	0	841	42,252	44,933	0	88,026
Other payables and accruals	0	7,832	14,125	29,296	0	51,253
Due to related party	0	0	0	14,311	0	14,311

Total current liabilities	0	16,173	56,377	88,540	0	161,090

Long-term debt, net of current portion	0	385,000	0	0	0	385,000
Deferred income taxes	0	14,505	(7,330)	(961)	(0)	6,214
Other long-term liabilities	0	401,573	78,754	217,587	(614,256)	83,658

Total liabilities	0	817,251	127,801	305,166	(614,256)	635,962

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding	321	0	0	0	0	321
Additional paid in capital	347,455	0	0	0	0	347,455
Member’s equity	0	535,412	942,032	276,761	(1,754,205)	0
Retained earnings	187,636	0	0	0	0	187,636
Accumulated other comprehensive income (loss)	0	921	(40,999)	22,460	0	(17,618)

Total stockholders’ and member’s equity	535,412	536,333	901,033	299,221	(1,754,205)	517,794

Total liabilities and stockholders’ and member’s equity	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended March 31, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$206,221	$233,628	$(31,536)	$408,313
Cost of goods sold	0	(1,056)	170,013	195,373	(31,536)	332,794

Gross profit	0	1,056	36,208	38,255	0	75,519

Operating expenses
Research and development	0	0	4,885	2,675	0	7,560
Selling, general and administrative	0	0	18,066	8,397	0	26,463
Depreciation and amortization	0	4,079	8,297	3,473	0	15,849

Total operating expenses	0	4,079	31,248	14,545	0	49,872

Earnings in consolidated subsidiaries	16,353	28,869	0	0	(45,222)	0
Earnings of unconsolidated joint venture	0	0	0	137	0	137
Interest expense (income), net	0	9,659	(4,055)	1,095	0	6,699

Income before income taxes	16,353	16,187	9,015	22,752	(45,222)	19,085
Income tax expense (benefit)	0	(166)	(216)	3,114	0	2,732

Net income	$16,353	$16,353	$9,231	$19,638	$(45,222)	$16,353

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended March 31, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$174,156	$206,077	$(35,405)	$344,828
Cost of goods sold	0	(120)	121,959	171,543	(35,405)	257,977

Gross profit	0	120	52,197	34,534	0	86,851

Operating expenses
Research and development	0	0	4,138	2,464	0	6,602
Selling, general and administrative	0	174	18,505	8,492	0	27,171
Depreciation and amortization	0	4,153	7,280	3,193	0	14,626

Total operating expenses	0	4,327	29,923	14,149	0	48,399

Loss on extinguishment of debt	0	2,985	0	0	0	2,985
Earnings in consolidated subsidiaries	21,877	43,306	0	0	(65,183)	0
Earnings of unconsolidated joint venture	0	0	0	141	0	141
Interest expense (income), net	0	14,153	(3,795)	823	0	11,181

Income before income taxes	21,877	21,961	26,069	19,703	(65,183)	24,427
Income tax expense	0	84	0	2,466	0	2,550

Net income	$21,877	$21,877	$26,069	$17,237	$(65,183)	$21,877

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(13,595)	$49,553	$20,118	$0	$56,076

Cash flows used in investing activities:
Proceeds from intercompany loans	0	(83,312)	0	0	83,312	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(6,282)	(2,504)	0	(8,786)
Purchase of software	0	0	(1,642)	(1)	0	(1,643)

Net cash used in investing activities	0	(83,312)	(7,924)	(2,505)	83,312	(10,429)

Cash flows provided by financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(1,875)	0	0	0	(1,875)
Cash contributions from member	0	260	0	0	(260)	0
Cash distributions to member	(260)	0	0	0	260	0
Proceeds from the exercise of stock options	260	0	0	0	0	260
Debt issuance costs	0	(2,728)	0	0	0	(2,728)
Proceeds from intercompany loans	0	0	58,129	25,183	(83,312)	0

Net cash provided by financing activities	0	96,907	58,129	25,183	(83,312)	96,907

Effect of exchange rate differences on cash	0	0	0	2,343	0	2,343

Net increase in cash and cash equivalents	0	0	99,758	45,139	0	144,897
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$105,788	$127,688	$0	$233,476

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows used in operating activities	$0	$(14,296)	$(10,424)	$(19,417)	$0	$(44,137)

Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	4,748	0	0	(4,748)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(11,851)	(4,667)	0	(16,518)
Purchase of software	0	0	(132)	0	0	(132)

Net cash provided by (used in) investing activities	0	4,748	(11,983)	(4,667)	(4,748)	(16,650)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(385,660)	0	0	0	(385,660)
Cash contributions from member	0	5,896	0	0	(5,896)	0
Cash distributions to member	(5,896)	0	0	0	5,896	0
Proceeds from the exercise of stock options	5,896	0	0	0	0	5,896
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(474)	0	0	0	(474)
Debt issuance costs	0	(14,948)	0	0	0	(14,948)
Payments on intercompany loans	0	0	(2,748)	(2,000)	4,748	0

Net cash provided by (used in) financing activities	0	9,548	(2,748)	(2,000)	4,748	9,548

Effect of exchange rate differences on cash	0	0	0	(5,480)	0	(5,480)

Net decrease in cash and cash equivalents	0	0	(25,155)	(31,564)	0	(56,719)
Cash and cash equivalents, beginning of period	0	0	31,421	61,329	0	92,750

Cash and cash equivalents, end of period	$0	$0	$6,266	$29,765	$0	$36,031

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2011, as subsequently amended on March 8, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades, power tools and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our isoprene rubber latex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms.

We offer our customers a broad portfolio of products and manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in more differentiated applications, such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. We sometimes refer to complex or specialized polymers or innovations that yield higher margins than more commoditized products as being “differentiated.”

	Three months ended March 31,
Product Line Sales Revenue (1):	2012	2011
USBCs	59.8%	58.8%
HSBCs	32.5%	33.0%
IR and IRL	5.6%	6.6%
Compounds	2.1%	1.6%

(1)	Based on sales revenue for the three months ended March 31, 2012 and 2011 of $406.7 million and $344.8 million. The percentage of sales revenue excludes $1.7 million of other sales revenue for the three months ended March 31, 2012.

We realigned our core end use markets in the fourth quarter of 2011. The Emerging Businesses end use, which previously was comprised primarily of IR and IRL sales, has been renamed Cariflex, and IR sales previously reported in our Advanced Materials and in our Adhesives, Sealants and Coatings end use markets are now reported in the Cariflex end use. Additionally, sales of lubricant additives, which were previously not included in our four core end uses, are now reported in our Adhesives, Sealants and Coatings end use. Sales revenue data in the table below and other data for our core end use markets are reported on this realigned basis for the three months ended March 31, 2012, as well as for prior periods.

	Three months ended March 31,
End Use Markets Sales Revenue Mix (1):	2012	2011
Advanced Materials	25.9%	31.8%
Adhesives, Sealants and Coatings	36.9%	34.3%
Paving and Roofing	31.6%	27.1%
Cariflex TM	5.6%	6.6%

(1)	Based on sales revenue for the three months ended March 31, 2012 and 2011of $406.7 million and $344.8 million. The percentage of sales revenue excludes $1.7 million of other sales revenue for the three months ended March 31, 2012.

2012 First Quarter Financial Highlights

•	Sales revenue increased 18.4% in the first quarter of 2012 compared to the first quarter of 2011.

•

Gross profit decreased $11.4 million to $75.5 million in the first quarter of 2012 compared to $86.9 million in the first quarter of 2011. Reported results under FIFO were higher than results would have been on an estimated current replacement cost basis by $3.4 million in the first quarter of 2012, compared to $21.0 million in the first quarter of 2011.

•

Net income declined $5.5 million to $16.4 million or $0.50 per diluted share in the first quarter of 2012, compared to net income of $21.9 million or $0.68 per diluted share in the first quarter of 2011.

•	Adjusted EBITDA decreased $13.0 million to $43.0 million in the first quarter of 2012 compared to $56.0 million in the first quarter of 2011.

•

Cash provided by operating activities increased $100.2 million to $56.1 million in the first quarter of 2012 compared to cash used in operating activities of $44.1 million in the first quarter of 2011.

Results of Operations

Factors Affecting Our Results of Operations

Sales Revenue. Since our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. In the first quarter of 2012, we announced a number of global price increases commensurate with changes in raw material and other input costs. The price increases were mainly effective on April 1, 2012.

Cost of Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. These monomers together represented approximately 62.5% and 53.8% of our total cost of goods sold for the three months ended

March 31, 2012 and 2011, respectively. The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Monomer prices increased significantly during the quarterly periods covered by this report, primarily due to a significant increase in butadiene prices reflecting the aforementioned industry dynamics, exacerbated by the effect of multiple planned ethylene cracker capacity outages in the first quarter of 2012.

We use the first-in, first out (FIFO) basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (ECRC). Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

•	In the three months ended March 31, 2012, reported results under FIFO were higher than results would have been on an ECRC basis by $3.4 million; and

•	In the three months ended March 31, 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $21.0 million.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. We generated approximately 44.3%, 37.2% and 18.5% of our sales revenue for the three months ended March 31, 2012 from customers located in the Americas, Europe and the Asia Pacific regions, respectively. We generated approximately 40.9%, 39.4% and 19.7% of our sales revenue for the three months ended March 31, 2011 from customers located in the Americas, Europe and the Asia Pacific regions, respectively. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euros, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity.

The estimated impact from currency fluctuations amounted to pre-tax income of $0.3 million for the three months ended March 31, 2012 and a pre-tax loss of $0.8 million for the three months ended March 31, 2011.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Senior Notes Offering; Credit Facility Amendment. In March 2012, we issued $100.0 million principal amount of unsecured 6.75% senior notes due 2019, which are part of the same series of notes issued by us in February 2011, in an underwritten public offering. We received approximately $98.2 million in net proceeds from the offering. Concurrently in March 2012, we entered into an amendment to our senior secured credit agreement that will facilitate our ability to pursue a new manufacturing facility and amended specified financial covenants and other provisions. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Description of Certain Indebtedness.”

Joint Venture Framework with Formosa Petrochemical Corporation. In July 2011, we announced the execution of a framework agreement with Formosa Petrochemical Corporation (“FPCC”), a leading global petrochemicals and plastics manufacturer, which sets forth the major terms and conditions that would, upon completion of the necessary definitive agreements, govern the formation of a 50/50 joint venture between the two companies to construct and operate a 30 kiloton HSBC plant to be located on FPCC’s industrial site in Mailiao, Taiwan. Pursuant to the terms of the framework agreement, the plant would incorporate our proprietary polymerization technology and produce our more differentiated HSBC polymer grades. The plant would be operated by the joint venture and we would undertake the global marketing of all products manufactured at the facility. At this time, after completing our initial engineering estimate, we continue to anticipate the total project cost will be at least $200.0 million. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third party debt financing, we currently estimate our share of the funding for the joint venture would be approximately $45.0 million in 2012. We currently anticipate funding our 2012 contributions with available liquidity. Certain required approvals from the Taiwanese environmental authorities remain pending, although we previously obtained approval from the Fair Trade Commission in Taiwan in October 2011. While we remain optimistic, we cannot be certain that we will be able to acquire all necessary permitting or other approvals for the construction of the facility in a timely fashion, or if at all, or that the facility will be successfully constructed and operated within our expected timeframe, budget or yield expected results. Therefore, we are currently targeting to have the plant operational in the latter half of 2014.

In addition, although we are currently in the process of negotiating definitive documentation, the framework agreement expires on June 30, 2012 and we may not be able to negotiate and enter into definitive agreements regarding this joint venture on a timely basis or at all. In the event that we are not able to consummate this joint venture for any of the foregoing reasons, we expect to pursue other possibilities to build a production facility in Asia, which may be or may not be structured as a joint venture.

Summary Operating Results

Below are our operating results derived from our Condensed Consolidated Statements of Income.

	Three months ended March 31,
	2012	2011
Sales revenue	$408,313	$344,828
Cost of goods sold	332,794	257,977

Gross profit	75,519	86,851

Operating expenses:
Research and development	7,560	6,602
Selling, general and administrative	26,463	27,171
Depreciation and amortization	15,849	14,626

Total operating expenses	49,872	48,399

Loss on extinguishment of debt	0	2,985
Earnings of unconsolidated joint venture	137	141
Interest expense, net	6,699	11,181

Income before income taxes	19,085	24,427
Income tax expense	2,732	2,550

Net income	$16,353	$21,877

Earnings per share:
Basic	$0.51	$0.69
Diluted	$0.50	$0.68
Weighted average shares outstanding:
Basic	31,908	31,609
Diluted	32,248	32,197

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales Revenue

Sales revenue increased $63.5 million or 18.4% to $408.3 million from $344.8 million for the three months ended March 31, 2012 and 2011, respectively. The increase was largely due to increased sales volumes of $34.6 million and global product sales price increases of $33.5 million, which were primarily in response to higher raw material costs, partially offset by changes in foreign currency exchange rates of $6.3 million. Sales volumes were 89.6 kilotons and 81.3 kilotons for the three months ended March 31, 2012 and 2011, respectively.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue decreased $4.1 million or 3.7% to $105.7 million from $109.8 million for the three months ended March 31, 2012 and 2011, respectively. The decline in sales revenue was primarily due to lower sales volumes in less differentiated applications, partially offset by higher average selling prices.

•

Adhesives, Sealants and Coatings. Sales revenue increased $31.8 million or 26.9% to $150.0 million from $118.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in sales revenue was primarily due to higher sales volumes, which were broad-based, with notable increases in lubricant additive and health and beauty gels applications, and to a lesser extent, higher average selling prices.

•	Paving and Roofing. Sales revenue increased $35.1 million or 37.6% to $128.4 million from $93.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in sales revenue was due to growth in paving volumes, primarily in Europe and North America, on strong demand in advance of the peak summer paving season, and to a lesser extent, higher average selling prices.

•

CariflexTM. Sales revenue of $22.6 million for the three months ended March 31, 2012 was comparable to sales revenue of $22.8 million for the three months ended March 31, 2011 due to a modest increase in sales volume which was offset by lower average selling prices driven by a change in sales mix.

Cost of Goods Sold

Cost of goods sold increased $74.8 million or 29.0% to $332.8 million from $258.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase was driven largely by increased monomer costs in the amount of $56.9 million, increased sales volume in the amount of $23.4 million and a $5.6 million charge associated with the resolution of a property tax dispute in France, partially offset by a $6.3 million decrease from changes in foreign currency exchange rates and a $6.8 million benefit associated with the LBI settlement.

Gross Profit

Gross profit decreased $11.3 million or 13.0% to $75.5 million from $86.9 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $3.4 million and $21.0 million, respectively. See “—Factors Affecting Our Results of Operations—Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expenses increased $1.0 million or 14.5% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists. Research and development expenses were 1.9% of sales revenue for both of the three months ended March 31, 2012 and 2011.

•

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.7 million or 2.6% primarily due to decreased restructuring charges of $1.0 million, information technology costs of $0.7 million and costs associated with the 2011 secondary public offering of our common stock of $0.5 million, partially offset by $1.0 million of expense associated with the proposed joint venture with FPCC and $0.6 million of penalties in connection with the aforementioned resolution of a property tax dispute in France. Selling, general and administrative expenses were 6.5% and 7.9% of sales revenue for the three months ended March 31, 2012 and 2011, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $1.2 million or 8.4% primarily due to increased levels of capital expenditures and depreciation of our asset retirement obligation related to the coal-burning boilers at our Belpre, Ohio, facility associated with EPA regulations for controlling hazardous air emissions from industrial boilers.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a $3.0 million loss on the extinguishment of debt.

Interest expense, net

Interest expense, net decreased $4.5 million or 40.1% to $6.7 million from $11.2 million for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to a $4.2 million write-off of deferred debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing in the first quarter of 2011.

Income tax expense

Our income tax expense was $2.7 million and $2.6 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were 14.3% and 10.4% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates were lower than the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions during these periods and the partial release of our valuation allowance during the three months ended March 31, 2011. Excluding the release of our valuation allowance, our effective tax rates would have been 15.1% and 22.8% for the three months ended March 31, 2012 and 2011, respectively.

Our pre-tax income is generated in a number of tax jurisdictions and as such is subject to a number of different effective tax rates that are significantly lower than the statutory tax rate of 35.0%. For the three months ended March 31, 2012, we earned $25.2 million of pre-tax income in tax jurisdictions with an effective tax rate of 13.4%. For the three months ended March 31, 2011, we earned $17.1 million of pre-tax income in tax jurisdictions with an effective tax rate of 12.7%.

As of March 31, 2012 and 2011, a valuation allowance of $54.1 million and $63.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended March 31, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.1 million and $3.0 million, respectively, as a result of our ability to realize the tax benefit of our net operating loss carryforwards in France during 2012 and the U.S. and France during 2011.

Net income

Net income was $16.4 million or $0.50 per diluted share for the three months ended March 31, 2012, a decrease of $5.5 million compared to net income of $21.9 million or $0.68 per diluted share in the same period in 2011. The net impact of the aforementioned LBI settlement, property tax dispute in France, costs associated with our March 2012 offering and restructuring and related charges increased our diluted earnings per share by $0.02 for the three months ended March 31, 2012. Net income for the three months ended March 31, 2011 includes charges of approximately $10.0 million or $0.30 per diluted share associated with restructuring and related charges, costs associated with debt refinancing, costs associated with a secondary public offering of our common stock and charges associated with evaluating acquisition transactions. In addition, the impact of the release of our valuation allowance increased our diluted earnings per share by $0.07 for the three months ended March 31, 2011.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011, subsequently amended on March 8, 2012.

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

	Three months ended March 31,
	2012	2011
	(in thousands)
EBITDA (1)	$41,633	$50,234
Adjusted EBITDA (2)	42,961	56,018

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

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

Because of these and other limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only as supplemental measures. See the Condensed Consolidated Statements of Cash Flows included in our financial statements in this Form 10-Q.

We reconcile net income to EBITDA and Adjusted EBITDA as follows:

	Three months ended March 31,
	2012	2011
	(in thousands)
Net income	$16,353	$21,877
Add:

Interest expense, net	6,699	11,181
Income tax expense	2,732	2,550
Depreciation and amortization expenses	15,849	14,626

EBITDA	$41,633	$50,234

Add (deduct):

LBI settlement (a)	(6,819)	0
Property tax dispute—France (b)	6,211	0
Restructuring and related charges (c)	56	1,505
Non-cash compensation expense	1,880	1,294
Loss on extinguishment of debt (d)	0	2,985

Adjusted EBITDA	$42,961	$56,018

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general and administrative expenses.
(c)	2012 includes charges related to severance expenses and fees associated with the March 2012 public offering of our senior notes. 2011 includes charges related to consulting fees, severance expenses, and other charges associated with the restructuring of our European organization, expenses associated with the March 2011 secondary public offering of our common stock and charges associated with evaluating acquisition transactions. The restructuring and related charges were recorded as selling, general and administrative expenses during the three months ended March 31, 2012 and 2011.
(d)	Reflects the loss on extinguishment of debt related to the refinancing of Kraton’s debt in February 2011.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our working capital requirements, funding our investment in the joint venture with FPCC, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold (62.5% and 53.8% for the three months ended March 31, 2012 and 2011, respectively), in periods of rising feedstock costs, we consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At March 31, 2012, we had $233.5 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We have in place a $350.0 million senior secured credit agreement that provides for financing consisting of a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our senior notes or other debt instruments.

As of the date of the filing of this report, we have no outstanding draws under the revolving portion of our senior secured credit facility and have available to us, upon covenant compliance under the credit agreement, $200.0 million under such revolving portion. We have borrowed all of the available commitments under the term loan portion of our credit facility. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The term loan and revolving portions of the facility mature in February 2016. For additional information regarding our credit agreement, see “—Senior Secured Credit Agreement” in Note 7 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $1.3 million to our pension plan in the three months ended March 31, 2012 and expect total contributions to be $10.2 million in 2012 as compared to $7.4 million in 2011. If the market value of our pension plan assets does not improve during 2012, higher levels of contributions could be required in 2013 and beyond.

As of March 31, 2012, we had $127.7 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $2.6 million of additional tax expense would be incurred if this cash were repatriated.

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

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012, for further discussion.

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $56.1 million for the three months ended March 31, 2012 and net cash used by operating activities totaled $44.1 million for the three months ended March 31, 2011. This represents a net increase of $100.2 million, which was driven primarily by changes in working capital, including:

•	a $73.3 million decrease in inventories of products, materials and supplies, largely due to increased sales volumes;

•	a $17.8 million increase in trade accounts payable primarily due to increases in the cost of raw materials and the timing of payments;

•	a $15.8 million increase in related party payables associated with purchases and timing of payments to our joint venture in Japan; partially offset by

•	a $5.6 million increase in accounts receivable primarily related to the increased sales volumes.

Cash and cash equivalents increased to $233.5 million at March 31, 2012 from $88.6 million at December 31, 2011. Amounts undrawn on our revolving loans amounted to $200.0 million at March 31, 2012 and December 31, 2011. Therefore, liquidity amounted to $433.5 million and $288.6 million at March 31, 2012 and December 31, 2011, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $10.4 million and $16.7 million for the three months ended March 31, 2012 and 2011, respectively.

Expected Capital Expenditures and Joint Venture Funding. We currently expect 2012 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $70.0 million to $80.0 million. Included in our 2012 capital expenditure estimate is approximately $20.0 million related to the semi-works plant and health, safety and environmental infrastructure and maintenance projects which typically range from $16.0 million to $22.0 million. The remaining anticipated 2012 capital expenditures are primarily associated with projects to optimize production capabilities of our manufacturing assets. In addition, we currently estimate our share of the funding for the joint venture with FPCC to be approximately $45.0 million in 2012. We currently anticipate funding our 2012 contributions with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2012 was approximately 53% equity and 47% debt compared to approximately 56% equity and 44% debt as of March 31, 2011.

Net cash provided by financing activities totaled $96.9 million and $9.5 million for the three months ended March 31, 2012 and 2011, respectively. The $87.4 million increase was driven primarily by:

•	a $85.0 million net increase in proceeds from and repayment of debt;

•	a $12.2 million decrease in debt issuance costs paid; partially offset by

•	a $5.6 million decrease in proceeds from the exercise of employee stock options; and

•	a $4.3 million decrease in proceeds from and repayment of insurance note payable.

Description of Certain Indebtedness

In March 2012, we completed an offering of $100.0 million principal amount of our unsecured 6.75% senior notes due in 2019 at an issue price of 101.250%. The notes constitute a further issuance of, and are fungible with the $250.0 million aggregate principal amount of our 6.75% senior notes due 2019 issued in February 2011. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688% and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. Concurrently with the $100.0 million senior note offering, we entered into an amendment to our senior secured credit facility to, among other things, facilitate our ability to pursue a new manufacturing facility by providing for an additional $50.0 million in investment capacity for certain investments and a $75.0 million increase to the capital expenditures basket under certain circumstances. Additionally, the amendment provides for certain modifications to the consolidated net leverage ratio we are required to maintain and provides that certain guarantees by us or any or our subsidiaries not to exceed $100.0 million shall not constitute indebtedness for purposes of compliance with certain financial covenants. See Note 7 Long-Term Debt, for further discussion.

Contractual Commitments

Our contractual obligations are summarized in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2011, as subsequently amended on March 8, 2012. Other than the offering of $100.0 million principal amount of our 6.75% senior notes in March 2012, there have been no other material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2011. See Note 7 Long-Term Debt for further discussion.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of March 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012. There have been no material changes in our primary market risk exposures or in how those exposures are managed from the information discussed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2012, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 11 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

The risks and uncertainties in our most recent Annual Report on Form 10-K, as subsequently amended on March 8, 2012, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 6.	Exhibits.

Exhibit Number

4.1	First Supplemental Indenture dated as of March 20, 2012, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.1	First Amendment to Credit Agreement dated as of March 20, 2012, among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.2*	Operating Production Agreement effective as of January 1, 2012, among Compagnie Petrochemique de Berre SAS, Kraton Polymers France SAS and Kraton Polymers Nederland BV (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.3*	1,3-Butadiene Supply Agreement effective as of January 1, 2012, between Basell Polyolefines France SAS and Kraton Polymers Nederland B.V. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.4*	First Amendment to Production Agreement (Elastomers) effective as of January 1, 2012, among Kraton Polymers GmbH, Kraton Polymers Nederland BV and Basell Polyolefine GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.5*	Amendment to Agreement for the Supply of 1,3-Butadiene effective as of January 1, 2012, between Basell Polyolefine GmbH and Kraton Polymers Nederland B.V. (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.6+	Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.7+	First Amendment to Polymer Holdings LLC Cash Incentive Plan dated February 26, 2012 (incorporated by reference to Exhibit 10.28 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: May 1, 2012	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: May 1, 2012	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer