Form 10-Q
period 2012-06-30
Kraton Performance Polymers, Inc.
filed 2012-08-01
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 27, 2012: 32,240,291.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications; adequacy of cash flows to fund our working capital requirements, our investment in the joint venture with FPCC, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2012 capital expenditures, including the amount of expenditures related to the semi-works plant, production optimization, and health, safety and environmental infrastructure and maintenance projects; our ability to meet conditions required to ensure full access to our senior secured credit facility; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; anticipated aggregate and fiscal year 2012 cost estimates for the planned Taiwan manufacturing facility, the portion of such costs we expect to pay, the manner in which we expect to fund such costs, and when we currently expect the facility to become operational; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding Nexar™; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; our expectations regarding our planned manufacturing facility in Asia if current negotiations fail; estimates related to the useful lives of certain assets for tax purposes; our anticipated dividend policy; expectations regarding our pension contributions for fiscal year 2012; estimates related to monomer costs, ending inventory levels and related estimated charges; and the outcome and financial impact of legal proceedings, including IRS review of our returns. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, as subsequently amended on March 8, 2012, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end use markets by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly in our Paving and Roofing end use market;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit agreement and the senior notes;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our planned joint venture in Asia and whether or not it will materialize;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Presentation of Financial Statements

The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Kraton, and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$227,962	$88,579
Receivables, net of allowances of $507 and $549	183,734	142,696
Inventories of products	382,483	394,796
Inventories of materials and supplies	10,379	9,996
Deferred income taxes	2,272	2,140
Other current assets	27,563	27,328

Total current assets	834,393	665,535
Property, plant, and equipment, less accumulated depreciation of $304,314 and $281,442	364,621	372,973
Identifiable intangible assets, less accumulated amortization of $63,013 and $58,530	63,817	66,184
Investment in unconsolidated joint venture	12,990	13,350
Debt issuance costs	12,386	11,106
Other long-term assets	24,498	24,608

Total assets	$1,312,705	$1,153,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,375	$7,500
Accounts payable-trade	111,898	88,026
Other payables and accruals	49,713	51,253
Due to related party	30,770	14,311

Total current liabilities	201,756	161,090
Long-term debt, net of current portion	480,589	385,000
Deferred income taxes	4,763	6,214
Other long-term liabilities	86,422	83,658

Total liabilities	773,530	635,962

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,240 shares issued and outstanding at June 30, 2012; 32,092 shares issued and outstanding at December 31, 2011	322	321
Additional paid in capital	351,451	347,455
Retained earnings	216,396	187,636
Accumulated other comprehensive loss	(28,994)	(17,618)

Total stockholders’ equity	539,175	517,794

Total liabilities and stockholders’ equity	$1,312,705	$1,153,756

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales revenue	$375,756	$386,428	$784,069	$731,256
Cost of goods sold	302,276	278,033	635,070	536,010

Gross profit	73,480	108,395	148,999	195,246

Operating expenses:
Research and development	7,996	6,966	15,556	13,568
Selling, general, and administrative	26,313	27,912	52,776	55,083
Depreciation and amortization	15,885	15,604	31,734	30,230

Total operating expenses	50,194	50,482	100,066	98,881

Loss on extinguishment of debt	0	0	0	2,985
Earnings (loss) of unconsolidated joint venture	163	(880)	300	(739)
Interest expense, net	7,773	5,915	14,472	17,096

Income before income taxes	15,676	51,118	34,761	75,545
Income tax expense	3,269	4,141	6,001	6,691

Net income	$12,407	$46,977	$28,760	$68,854

Earnings per common share:
Basic	$0.38	$1.47	$0.89	$2.16
Diluted	$0.38	$1.44	$0.89	$2.12
Weighted average common shares outstanding:
Basic	31,930	31,757	31,919	31,683
Diluted	32,172	32,339	32,209	32,271

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$12,407	$46,977	$28,760	$68,854
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(23,371)	6,615	(13,045)	23,920
Reclassification of loss on interest rate swap, net of tax of $0	0	0	0	1,073
Decrease (increase) in unrealized loss of interest rate swaps, net of tax of $0	(17)	97	(134)	97
Increase in unrealized gain of net investment hedge, net of tax of $0	1,803	0	1,803	0

Other comprehensive income (loss), net of tax	(21,585)	6,712	(11,376)	25,090

Total comprehensive income (loss)	$(9,178)	$53,689	$17,384	$93,944

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,760	$68,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,734	30,230
Amortization of debt issuance costs	1,451	5,413
Loss on property, plant, and equipment	415	5
Loss on extinguishment of debt	0	2,985
Earnings from unconsolidated joint venture, net of dividends received	100	1,255
Deferred income tax expense (benefit)	(502)	3,335
Share-based compensation	3,737	2,949
Decrease (increase) in:
Accounts receivable	(44,466)	(37,028)
Inventories of products, materials and supplies	7,154	(65,425)
Other assets	(848)	3,605
Increase (decrease) in:
Accounts payable-trade	24,763	6,242
Other payables and accruals	(1,004)	(5,797)
Other long-term liabilities	622	(474)
Due to related party	16,822	(1,906)

Net cash provided by operating activities	68,738	14,243

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment, net of proceeds from sales	(22,548)	(35,060)
Purchase of software	(2,109)	(1,121)
Settlement of net investment hedge	2,854	0

Net cash used in investing activities	(21,803)	(36,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	101,250	400,000
Repayments of debt	(3,750)	(389,410)
Proceeds from the exercise of stock options	260	7,865
Proceeds from insurance note payable	0	4,734
Repayments of insurance note payable	0	(4,734)
Debt issuance costs	(2,728)	(15,231)

Net cash provided by financing activities	95,032	3,224

Effect of exchange rate differences on cash	(2,584)	(6,791)

Net increase (decrease) in cash and cash equivalents	139,383	(25,505)
Cash and cash equivalents, beginning of period	88,579	92,750

Cash and cash equivalents, end of period	$227,962	$67,245

Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$10,913	$5,744
Cash paid during the period for interest, net of capitalized interest	$11,050	$10,980

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products, by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades, power tools, and asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our IRL products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of IRL provides opportunities for new, high-margin applications. In addition to IRL, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable and medical applications, polymers used in slush molding for automotive applications, and our NexarTM family of membrane polymers for water filtration and breathable fabrics. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

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

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant, and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations (“ARO”), income tax uncertainties, and other contingencies.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $1.9 million and $1.7 million for the three months ended June 30, 2012 and 2011, and $3.7 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. We record these costs in selling, general, and administrative expenses.

4. Restructuring and Restructuring-related Costs

There were no restructuring and restructuring-related expenses incurred in the three and six months ended June 30, 2012 and the three months ended June 30, 2011. In the six months ended June 30, 2011, restructuring and restructuring-related expenses amounted to approximately $1.0 million and were comprised of charges related to consulting fees, severance expenses and other costs primarily associated with the restructuring of our European organization, which were recorded as selling, general, and administrative expenses.

5. Detail of Certain Balance Sheet Accounts

	June 30, 2012	December 31, 2011
	(in thousands)
Inventories of products:
Finished products	$282,917	$289,921
Work in progress	6,253	5,048
Raw materials	93,313	99,827

	$382,483	$394,796

Other payables and accruals:
Employee related	$11,725	$11,639
Income taxes payable	6,805	12,254
Other	31,183	27,360

	$49,713	$51,253

Other long-term liabilities:
Pension	$74,597	$74,304
Other	11,825	9,354

	$86,422	$83,658

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$16,505	$29,550
Net unrealized loss on interest rate swaps	(943)	(809)
Net unrealized gain on net investment hedge	2,702	899
Pension liability	(47,258)	(47,258)

	$(28,994)	$(17,618)

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

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 760,087 and 10,000 for the three months ended June 30, 2012 and 2011, and 723,431 and 266,205 for the six months ended June 30, 2012 and 2011, respectively.

The effects of share-based compensation awards on our diluted weighted-average number of shares outstanding used in calculating our diluted EPS are as follows:

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	( In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$12,407	32,241		$46,977	31,932
Less: amounts allocated to unvested restricted shares	(120)	(311)		(257)	(175)

Amounts available to common stockholders	12,287	31,930	$0.38	46,720	31,757	$1.47

Diluted:
Add: amounts allocated to unvested restricted shares	120	311		257	175
Restricted share units—non participating	0	29		0	30
Stock options added under the treasury stock method	0	213		0	552
Less: amounts reallocated to unvested restricted shares	(119)	(311)		(253)	(175)

Amounts available to stockholders and assumed conversions	$12,288	32,172	$0.38	$46,724	32,339	$1.44

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	( In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$28,760	32,191		$68,854	31,827
Less: amounts allocated to unvested restricted shares	(243)	(272)		(312)	(144)

Amounts available to common stockholders	28,517	31,919	$0.89	68,542	31,683	$2.16

Diluted:
Add: amounts allocated to unvested restricted shares	243	272		312	144
Restricted share units—non participating	0	29		0	33
Stock options added under the treasury stock method	0	261		0	555
Less: amounts reallocated to unvested restricted shares	(241)	(272)		(306)	(144)

Amounts available to stockholders and assumed conversions	$28,519	32,209	$0.89	$68,548	32,271	$2.12

7. Long-Term Debt

In March 2012, we completed a public offering of $100.0 million principal amount of our 6.75% senior notes due 2019 at an issue price of 101.25%. The notes constitute a further issuance of, and are fungible with, the $250.0 million aggregate principal amount of 6.75% senior notes due 2019 that we issued on February 11, 2011. The additional notes form a single series of debt securities with the existing notes.

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

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Term loans	$138,750	$142,500
6.75% senior notes due 2019	351,214	250,000

Total debt	489,964	392,500
Less current portion of long-term debt	9,375	7,500

Total long-term debt	$480,589	$385,000

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

Our term loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates, including debt issuance costs, on the term loans for the three months ended June 30, 2012 and 2011 were 3.7% and 3.3%, respectively. The average effective interest rates, including debt issuance costs, on the term loans for the six months ended June 30, 2012 and 2011 were 3.7% and 7.9% (3.7% excluding a $2.4 million write-off of debt issuance costs related to the term loan and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011), respectively.

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

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2012, are as follows:

Principal Payments
(in thousands)
December 31:
2012	$3,750
2013	11,250
2014	15,000
2015	108,750
Thereafter(1)	350,000

Total debt	$488,750

(1)	Excludes the $1.2 million premium associated with the issuance of $100.0 million principal amount of our 6.75% senior notes in March 2012.

See Note 9 Financial Instruments and Credit Risk for fair value information related to our long-term debt.

8. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had debt issuance costs of $15.5 million and $13.7 million (of which $3.2 million and $2.6 million were included in other current assets) as of June 30, 2012 and December 31, 2011, respectively. In connection with our March 2012 offering, we capitalized $3.3 million of debt issuance costs related to the issuance of an additional $100.0 million principal amount of our 6.75% senior notes and an amendment to our 2011 senior secured credit agreement. Debt issuance costs for the six months ended June 30, 2012 consisted of the following:

Debt Issuance Costs
(in thousands)
Debt issuance costs at December 31, 2011	$13,747
Capitalization of financing fees and other costs	3,250
Amortization expense	(1,451)

Debt issuance costs at June 30, 2012	$15,546

9. Financial Instruments and Credit Risk

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our term loans, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.9 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap as of June 30, 2012.

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

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) to the U.S. dollar associated with the funding of our semi-works facility at our Belpre, Ohio, facility, for the notional amounts of CAD $1.6 million, CAD $3.3 million, CAD $3.3 million, CAD $2.5 million, CAD $2.5 million, and CAD $1.6 million with settlement dates of May 14, 2012, August 16, 2012, September 27, 2012, December 20, 2012, July 11, 2013, and August 1, 2013, respectively. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” This hedge was effective in offsetting our exposure to the CAD and therefore the $0.2 million loss on the hedge was completely offset by our $0.2 million gain on the exposure associated with funding our semi-works facility for the three and six months ended June 30, 2012.

Net Investment Hedges. In May and June 2012, we entered into a series of non-deliverable forward contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts were €50.3 million in May and €75.3 million in June with all contracts expiring at the end of each respective month. These non-deliverable forward contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded a $1.8 million gain in accumulated other comprehensive loss related to the effective portion of settlement of the contracts.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuation in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the six months ended June 30, 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign exchange movements throughout the period. The contracts entered into during the six months ended June 30, 2012 did not qualify for hedge accounting. In the three and six months ended June 30, 2012, we settled these hedges and recorded an aggregate gain of $0.0 million and $1.1 million, respectively, which offset underlying foreign exchange losses and were recorded in cost of goods sold.

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

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the carrying values and approximate fair values of our long-term debt as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$138,750	$138,750	$142,500	$142,500
6.75% unsecured notes	$351,214	$367,500	$250,000	$234,063

The term loans are variable interest rate instruments, and as such, the fair value approximates their carrying value.

The financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are as follows:

	Balance Sheet Location	June 30, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—current	Other payables and accruals	$702	$0	$702	$0
Derivative liability—noncurrent	Other long-term liabilities	489	0	489	0

Total		$1,191	$0	$1,191	$0

	Balance Sheet Location	December 31, 2011	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$434	$0	$434	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	375	0	375	0

Total		$809	$0	$809	$0

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

10. Income Taxes

Our income tax expense was $3.3 million and $4.1 million for the three months ended June 30, 2012 and 2011, and $6.0 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates were 20.9% and 8.1% for the three months ended June 30, 2012 and 2011, and 17.3% and 8.9% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates were lower than the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions during these periods and the partial release of our valuation allowance.

As of June 30, 2012 and 2011, a valuation allowance of $54.0 million and $57.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended June 30, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.1 million and $5.4 million, respectively. For the six months ended June 30, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.2 million and $8.4 million, respectively, as a result of our ability to realize the tax benefit of our net operating loss carryforwards in France during 2012 and the U.S. and France in 2011. Excluding the release of our valuation allowance, our effective tax rates would have been 21.6% and 18.7% for the three months ended June 30, 2012 and 2011, and 18.0% and 20.0% for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, we had total unrecognized tax benefits of $4.0 million related to uncertain foreign tax positions, all of which, if recognized, would impact the effective tax rate. During the three and six months ended June 30, 2012, we had an increase in uncertain tax positions of $0.3 million and $1.1 million, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

The Internal Revenue Service has completed its review of our 2009 U.S. federal income tax return. We do not expect the final resolution of this matter to have a material impact on our financial position or results of operations.

11. Commitments and Contingencies

Legal Proceedings. Kraton was a party to an arbitration proceeding with LyondellBasell regarding the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Following receipt of the September 9, 2010 notice, Kraton paid an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties. On March 13, 2012, Kraton and LyondellBasell reached a settlement regarding the matter, and in connection therewith entered into a series of commercial agreements and amendments to existing commercial agreements. For the six months ended June 30, 2012, we recorded a benefit of approximately $6.8 million, on a pre-tax basis, to cost of goods sold for a refund received in the settlement of net increased payments we had been making to LyondellBasell.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million of property taxes related to the 2009 tax year. The tax authorities claimed that we did not timely file forms that serve to cap property taxes for 2009. We believe that all such forms were timely filed and that we were otherwise in compliance with the related applicable filing requirements. In March 2012, the tax authorities advised us of their final ruling in this matter and assessed us a final amount of €4.7 million, including penalties of €0.4 million. For the six months ended June 30, 2012, we recorded charges of approximately $5.6 million and $0.6 million, on a pre-tax basis, to cost of goods sold and selling, general, and administrative expenses, respectively, associated with this ruling.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims, and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these other existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows.

Asset Retirement Obligations. In 2011, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The Boiler MACT standards are required under Section 112 of the Clean Air Act. The Boiler MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility.

Our asset retirement obligations were $10.2 million as of June 30, 2012, and consists of AROs for our Belpre, Ohio, Berre, France, Wesseling, Germany and Houston, Texas (Shell Westhollow Technology Center) facilities. Approximately $5.4 million is related to Belpre, $1.4 million to Wesseling, $1.9 million to Berre, and $1.5 million to Westhollow. During the three months ended June 30, 2012, we increased our estimated costs associated with the exit activity for the Shell Westhollow Technology Center by $0.9 million.

The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability Balance
(in thousands)
Balance at December 31, 2011	$8,978
Accretion expense	283
Obligations settled	(8)
Revisions in estimated cash flows	923

Balance at June 30, 2012	$10,176

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as subsequently amended on March 8, 2012.

12. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$765	$660	$1,590	$1,320
Interest cost	1,438	1,300	2,791	2,600
Expected return on plan assets	(1,493)	(1,310)	(2,991)	(2,620)
Amortization of prior service cost	735	247	1,365	494

Net periodic benefit cost	$1,445	$897	$2,755	$1,794

We made contributions of $3.3 million and $2.1 million to our pension plan in the six months ended June 30, 2012 and 2011, respectively. We expect total contributions to be $10.2 million in 2012.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$128	$110	$256	$220
Interest cost	305	307	610	615
Amortization of prior service cost	150	99	300	198

Net periodic benefit cost	$583	$516	$1,166	$1,033

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

Sales revenue for our four primary product lines are as follows (1):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
USBCs	$218,908	$239,102	$462,100	$441,871
HSBCs	118,145	115,757	250,521	229,634
Cariflex™	29,805	23,316	52,450	46,089
Compounds	8,666	8,253	17,114	13,662

	$375,524	$386,428	$782,185	$731,256

(1)	Our product line sales revenue excludes $0.2 million and $1.9 million of other sales revenue in the three and six months ended June 30, 2012, respectively.

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Sales revenue:
United States	$122,089	$130,472	$272,339	$246,780
Germany	50,583	60,703	100,200	109,829
Japan	21,834	22,986	41,196	42,205
China	20,072	13,865	39,917	29,695
France	12,792	13,981	26,827	24,534
Brazil	11,666	12,724	25,820	24,311
Belgium	11,589	7,167	25,594	19,314
Italy	10,407	13,954	24,501	29,072
United Kingdom	11,225	13,431	23,088	22,234
Thailand	13,651	7,310	21,632	16,454
The Netherlands	7,502	12,807	20,792	20,683
Turkey	9,108	9,384	18,777	14,090
Canada	5,154	6,982	10,598	13,309
Austria	5,204	5,362	10,155	10,449
Poland	7,420	5,719	10,121	6,713
Malaysia	4,435	3,066	10,115	6,373
Taiwan	3,248	4,421	10,040	10,235
Australia	5,664	1,583	8,780	4,513
Sweden	5,396	3,731	8,706	8,386
South Korea	3,959	3,708	8,389	8,127
Argentina	2,988	3,613	7,773	6,810
Mexico	3,178	3,334	6,448	5,974
All other countries	26,592	26,125	52,261	51,167

	$375,756	$386,428	$784,069	$731,256

	June 30, 2012	December 31, 2011
	(in thousands)
Long-lived assets:
United States	$403,059	$387,022
France	115,566	115,169
Brazil	77,827	81,021
Germany	47,503	47,125
The Netherlands	13,411	13,355
China	5,422	4,394
Japan	1,898	1,893
All other countries	4,249	4,436

	$668,935	$654,415

14. Related Party Transactions

We own a 50% equity investment in an SBC manufacturing joint venture located in Kashima, Japan.

The aggregate amounts of related-party transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Purchases from related party	$12,792	$7,506	$30,670	$17,739

The due to related party is solely related to our commercial arrangement associated with this joint venture, which requires payment by each party within 150 days of invoice.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2012

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$66,801	$161,161	$0	$227,962
Receivables, net of allowances of $507	0	242	67,327	116,165	0	183,734
Inventories of products	0	0	220,177	162,306	0	382,483
Inventories of materials and supplies	0	0	8,131	2,248	0	10,379
Deferred income taxes	0	0	1,881	391	0	2,272
Other current assets	0	6,260	899	20,404	0	27,563

Total current assets	0	6,502	365,216	462,675	0	834,393
Property, plant, and equipment, less accumulated depreciation of $304,314	0	61,361	207,631	95,629	0	364,621
Identifiable intangible assets, less accumulated amortization of $63,013	0	44,480	19,268	69	0	63,817
Investment in consolidated subsidiaries	568,169	1,277,264	0	0	(1,845,433)	0
Investment in unconsolidated joint venture	0	813	0	12,177	0	12,990
Debt issuance costs	0	12,386	0	0	0	12,386
Other long-term assets	0	1,615	467,138	38,987	(483,242)	24,498

Total assets	$568,169	$1,404,421	$1,059,253	$609,537	$(2,328,675)	$1,312,705

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0	$9,375	$0	$0	$0	$9,375
Accounts payable-trade	0	1,238	46,718	63,942	0	111,898
Other payables and accruals	0	10,244	17,836	21,633	0	49,713
Due to related party	0	0	0	30,770	0	30,770

Total current liabilities	0	20,857	64,554	116,345	0	201,756
Long-term debt, net of current portion	0	480,589	0	0	0	480,589
Deferred income taxes	0	14,072	(7,330)	(1,979)	0	4,763
Other long-term liabilities	0	318,212	81,617	169,835	(483,242)	86,422

Total liabilities	0	833,730	138,841	284,201	(483,242)	773,530

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,240 shares issued and outstanding	322	0	0	0	0	322
Additional paid in capital	351,451	0	0	0	0	351,451
Member’s equity	0	568,169	961,412	315,852	(1,845,433)	0
Retained earnings	216,396	0	0	0	0	216,396
Accumulated other comprehensive income (loss)	0	2,522	(41,000)	9,484	0	(28,994)

Total stockholders’ and member’s equity	568,169	570,691	920,412	325,336	(1,845,433)	539,175

Total liabilities and stockholders’ and member’s equity	$568,169	$1,404,421	$1,059,253	$609,537	$(2,328,675)	$1,312,705

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$6,030	$82,549	$0	$88,579
Receivables, net of allowances of $549	0	0	54,905	87,791	0	142,696
Inventories of products	0	0	222,783	172,013	0	394,796
Inventories of materials and supplies	0	0	7,654	2,342	0	9,996
Deferred income taxes	0	0	1,881	259	0	2,140
Other current assets	0	3,365	344	23,619	0	27,328

Total current assets	0	3,365	293,597	368,573	0	665,535
Property, plant, and equipment, less accumulated depreciation of $281,442	0	66,095	205,562	101,316	0	372,973
Identifiable intangible assets, less accumulated amortization of $58,530	0	47,961	18,223	0	0	66,184
Investment in consolidated subsidiaries	535,412	1,218,793	0	0	(1,754,205)	0
Investment in unconsolidated joint venture	0	813	0	12,537	0	13,350
Debt issuance costs	0	11,106	0	0	0	11,106
Other long-term assets	0	5,451	511,452	121,961	(614,256)	24,608

Total assets	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0	$7,500	$0	$0	$0	$7,500
Accounts payable-trade	0	841	42,252	44,933	0	88,026
Other payables and accruals	0	7,832	14,125	29,296	0	51,253
Due to related party	0	0	0	14,311	0	14,311

Total current liabilities	0	16,173	56,377	88,540	0	161,090
Long-term debt, net of current portion	0	385,000	0	0	0	385,000
Deferred income taxes	0	14,505	(7,330)	(961)	0	6,214
Other long-term liabilities	0	401,573	78,754	217,587	(614,256)	83,658

Total liabilities	0	817,251	127,801	305,166	(614,256)	635,962

Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,092 shares issued and outstanding	321	0	0	0	0	321
Additional paid in capital	347,455	0	0	0	0	347,455
Member’s equity	0	535,412	942,032	276,761	(1,754,205)	0
Retained earnings	187,636	0	0	0	0	187,636
Accumulated other comprehensive income (loss)	0	921	(40,999)	22,460	0	(17,618)

Total stockholders’ and member’s equity	535,412	536,333	901,033	299,221	(1,754,205)	517,794

Total liabilities and stockholders’ and member’s equity	$535,412	$1,353,584	$1,028,834	$604,387	$(2,368,461)	$1,153,756

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$189,256	$233,540	$(47,040)	$375,756
Cost of goods sold	0	(29)	155,606	193,739	(47,040)	302,276

Gross profit	0	29	33,650	39,801	0	73,480

Operating expenses
Research and development	0	0	4,827	3,169	0	7,996
Selling, general, and administrative	0	0	17,907	8,406	0	26,313
Depreciation and amortization	0	4,080	8,863	2,942	0	15,885

Total operating expenses	0	4,080	31,597	14,517	0	50,194

Earnings in consolidated subsidiaries	12,407	25,865	0	0	(38,272)	0
Earnings of unconsolidated joint venture	0	0	0	163	0	163
Interest expense (income), net	0	9,673	(3,457)	1,557	0	7,773

Income before income taxes	12,407	12,141	5,510	23,890	(38,272)	15,676
Income tax expense (benefit)	0	(266)	(902)	4,437	0	3,269

Net income	$12,407	$12,407	$6,412	$19,453	$(38,272)	$12,407

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Three months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$195,492	$232,654	$(41,718)	$386,428
Cost of goods sold	0	(0)	140,351	179,400	(41,718)	278,033

Gross profit	0	0	55,141	53,254	0	108,395

Operating expenses
Research and development	0	0	4,236	2,730	0	6,966
Selling, general, and administrative	0	(354)	20,154	8,112	0	27,912
Depreciation and amortization	0	4,083	8,172	3,349	0	15,604

Total operating expenses	0	3,729	32,562	14,191	0	50,482

Earnings in consolidated subsidiaries	46,977	59,696	0	0	(106,673)	0
Loss of unconsolidated joint venture	0	0	0	(880)	0	(880)
Interest expense (income), net	0	8,939	(3,918)	894	0	5,915

Income before income taxes	46,977	47,028	26,497	37,289	(106,673)	51,118
Income tax expense	0	51	0	4,090	0	4,141

Net income	$46,977	$46,977	$26,497	$33,199	$(106,673)	$46,977

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$395,477	$467,168	$(78,576)	$784,069
Cost of goods sold	0	(1,085)	325,619	389,112	(78,576)	635,070

Gross profit	0	1,085	69,858	78,056	0	148,999

Operating expenses
Research and development	0	0	9,713	5,843	0	15,556
Selling, general, and administrative	0	0	35,973	16,803	0	52,776
Depreciation and amortization	0	8,159	17,159	6,416	0	31,734

Total operating expenses	0	8,159	62,845	29,062	0	100,066

Earnings in consolidated subsidiaries	28,760	54,733	0	0	(83,493)	0
Earnings of unconsolidated joint venture	0	0	0	300	0	300
Interest expense (income), net	0	19,332	(7,513)	2,653	0	14,472

Income before income taxes	28,760	28,327	14,526	46,641	(83,493)	34,761
Income tax expense (benefit)	0	(433)	(1,117)	7,551	0	6,001

Net income	$28,760	$28,760	$15,643	$39,090	$(83,493)	$28,760

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Six months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$369,648	$438,731	$(77,123)	$731,256
Cost of goods sold	0	(120)	262,310	350,943	(77,123)	536,010

Gross profit	0	120	107,338	87,788	0	195,246

Operating expenses
Research and development	0	0	8,374	5,194	0	13,568
Selling, general, and administrative	0	(180)	38,659	16,604	0	55,083
Depreciation and amortization	0	8,236	15,452	6,542	0	30,230

Total operating expenses	0	8,056	62,485	28,340	0	98,881

Loss on extinguishment of debt	0	2,985	0	0	0	2,985
Earnings in consolidated subsidiaries	68,854	103,002	0	0	(171,856)	0
Loss of unconsolidated joint venture	0	0	0	(739)	0	(739)
Interest expense (income), net	0	23,092	(7,713)	1,717	0	17,096

Income before income taxes	68,854	68,989	52,566	56,992	(171,856)	75,545
Income tax expense	0	135	0	6,556	0	6,691

Net income	$68,854	$68,854	$52,566	$50,436	$(171,856)	$68,854

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(17,459)	$25,105	$61,092	$0	$68,738

Cash flows used in investing activities:
Payments on intercompany loans	0	(80,427)	0	0	80,427	0
Purchase of property, plant, and equipment, net of proceeds from sales	0	0	(17,253)	(5,295)	0	(22,548)
Purchase of software	0	0	(2,097)	(12)	0	(2,109)
Settlement of net investment hedge	0	2,854	0	0	0	2,854

Net cash used in investing activities	0	(77,573)	(19,350)	(5,307)	80,427	(21,803)

Cash flows provided by financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(3,750)	0	0	0	(3,750)
Cash contributions from member	0	260	0	0	(260)	0
Cash distributions to member	(260)	0	0	0	260	0
Proceeds from the exercise of stock options	260	0	0	0	0	260
Debt issuance costs	0	(2,728)	0	0	0	(2,728)
Proceeds from intercompany loans	0	0	55,016	25,411	(80,427)	0

Net cash provided by financing activities	0	95,032	55,016	25,411	(80,427)	95,032

Effect of exchange rate differences on cash	0	0	0	(2,584)	0	(2,584)

Net increase in cash and cash equivalents	0	0	60,771	78,612	0	139,383
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$66,801	$161,161	$0	$227,962

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(14,648)	$24,231	$4,660	$0	$14,243

Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	11,424	0	0	(11,424)	0
Purchase of property, plant, and equipment, net of proceeds from sales	0	0	(25,505)	(9,555)	0	(35,060)
Purchase of software	0	0	(1,121)	0	0	(1,121)

Net cash provided by (used in) investing activities	0	11,424	(26,626)	(9,555)	(11,424)	(36,181)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(389,410)	0	0	0	(389,410)
Cash contributions from member	0	7,865	0	0	(7,865)	0
Cash distributions to member	(7,865)	0	0	0	7,865	0
Proceeds from the exercise of stock options	7,865	0	0	0	0	7,865
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from and payments on intercompany loans	0	0	10,313	(21,737)	11,424	0

Net cash provided by (used in) financing activities	0	3,224	10,313	(21,737)	11,424	3,224

Effect of exchange rate differences on cash	0	0	0	(6,791)	0	(6,791)

Net increase (decrease) in cash and cash equivalents	0	0	7,918	(33,423)	0	(25,505)
Cash and cash equivalents, beginning of period	0	0	31,421	61,329	0	92,750

Cash and cash equivalents, end of period	$0	$0	$39,339	$27,906	$0	$67,245

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2012.

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

OVERVIEW

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton® brand. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including disposable diapers, the rubberized grips of toothbrushes, razor blades and power tools, and in asphalt formulations used to pave roads. We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our CariflexTM products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our isoprene rubber latex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms.

We offer our customers a broad portfolio of products and manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings, and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in more differentiated applications, such as soft touch and flexible materials, personal hygiene products, medical products, automotive components, and certain adhesives and sealant applications. We sometimes refer to complex or specialized polymers as being “differentiated,” as they generally yield higher margins than “less differentiated” products.

	Three months ended June 30,		Six months ended June 30,
Product Line Sales Revenue (1):	2012	2011	2012	2011
USBCs	58.3%	61.9%	59.1%	60.4%
HSBCs	31.5%	30.0%	32.0%	31.4%
Cariflex	7.9%	6.0%	6.7%	6.3%
Compounds	2.3%	2.1%	2.2%	1.9%

(1)	Based on sales revenue for the three months ended June 30, 2012 and 2011 of $375.5 million and $386.4 million, respectively, and sales revenue for the six months ended June 30, 2012 and 2011 of $782.2 million and $731.3 million, respectively. The percentage of sales revenue excludes $0.2 million and $1.9 million of other sales revenue for the three and six months ended June 30, 2012.

We realigned our core end use markets in the fourth quarter of 2011. The Emerging Businesses end use, which previously was comprised primarily of IR and IRL sales, has been renamed Cariflex™, and IR sales previously reported in our Advanced Materials, and in our Adhesives, Sealants and Coatings end use markets are now reported in the Cariflex end use. Additionally, sales of lubricant additives, which were previously not included in our four core end uses, are now reported in our Adhesives, Sealants and Coatings end use. Sales revenue data in the table below and other data for our core end use markets are reported on this realigned basis for the three and six months ended June 30, 2012, as well as for prior periods.

	Three months ended June 30,		Six months ended June 30,
End Use Markets Sales Revenue Mix (1)	2012	2011	2012	2011
Advanced Materials	27.2%	27.8%	26.6%	29.7%
Adhesives, Sealants and Coatings	35.9%	33.0%	36.4%	33.6%
Paving and Roofing	29.0%	33.2%	30.3%	30.4%
Cariflex	7.9%	6.0%	6.7%	6.3%

(1)	Based on sales revenue for the three months ended June 30, 2012 and 2011 of $375.5 million and $385.3 million, and sales revenue for the six months ended June 30, 2012 and 2011 of $782.2 million and $729.3 million. The percentage of sales revenue excludes $0.2 million and $1.2 million of other sales revenue for the three months ended June 30, 2012 and 2011, and excludes $1.9 million and $2.0 million of other sales revenue for the six months ended June 30, 2012 and 2011.

2012 Second Quarter Financial Highlights

•	Sales revenue decreased 2.8% in the second quarter of 2012 compared to the second quarter of 2011.

•

Gross profit decreased $34.9 million to $73.5 million in the second quarter of 2012 compared to $108.4 million in the second quarter of 2011. Gross profit in the second quarters of 2012 and 2011 under the first-in, first-out (FIFO) basis of accounting was higher than it would have been on an estimated current replacement cost basis by $14.0 million and $49.8 million, respectively.

•

Net income declined $34.6 million to $12.4 million or $0.38 per diluted share in the second quarter of 2012, compared to net income of $47.0 million or $1.44 per diluted share in the second quarter of 2011.

•

Adjusted EBITDA decreased $29.2 million to $45.0 million in the second quarter of 2012 compared to $74.2 million in the second quarter of 2011. Adjusted EBITDA in the second quarters of 2012 and 2011 under FIFO was higher than it would have been on an estimated current replacement cost basis by $14.0 million and $49.8 million, respectively.

•	Cash provided by operating activities decreased $45.7 million to $12.6 million in the second quarter of 2012 compared to $58.3 million in the second quarter of 2011.

Results of Operations

Factors Affecting Our Results of Operations

Sales Revenue. Since our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. In the first and second quarters of 2012, we announced a number of global price increases commensurate with changes in raw material and other input costs. The price increases mainly went into effect on April 1, 2012 and June 1, 2012.

Cost of Raw Materials. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. These monomers together represented approximately 61.5% and 55.2% of our total cost of goods sold for the three months ended

June 30, 2012 and 2011, respectively, and 62.0% and 54.5% of our total cost of goods sold for the six months ended June 30, 2012 and 2011 respectively. The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Butadiene and isoprene prices increased significantly during the three and six months ended June 30, 2012 compared to the same periods in 2011. Styrene pricing was relatively flat for these periods. However, monomer costs began to decline sharply at the end of the second quarter of 2012, primarily for butadiene and isoprene.

We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (ECRC). Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

•	In the three and six months ended June 30, 2012, reported results under FIFO were higher than results would have been on an ECRC basis by $14.0 million and $17.3 million, respectively; and

•	In the three and six months ended June 30, 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $49.8 million and $70.9 million, respectively.

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

We generated our sales revenue from customers located in the Americas, Europe, and the Asia Pacific regions.

	Three months ended June 30,		Six months ended June 30,
Revenue by Geography:	2012	2011	2012	2011
Americas	39.1%	40.8%	41.8%	40.8%
Europe	39.9%	42.7%	38.6%	41.2%
Asia Pacific	21.0%	16.5%	19.6%	18.0%

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

The estimated impact from currency fluctuations amounted to pre-tax loss of $2.0 million and $3.4 million for the three and six months ended June 30, 2012, and a pre-tax loss of $0.5 million and $1.3 million for the three and six months ended June 30, 2011.

Seasonality. Seasonal changes and weather conditions, although difficult to predict, typically affect the Paving and Roofing end use market generally resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. However, sales volumes into this end use market were lower in the second quarter of 2012 than in the first quarter of 2012. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Joint Venture Framework with Formosa Petrochemical Corporation. In July 2011, we announced the execution of a framework agreement with Formosa Petrochemical Corporation (“FPCC”), a leading global petrochemicals and plastics manufacturer, which sets forth the major terms and conditions that would, upon completion of the necessary definitive agreements, govern the formation of a 50/50 joint venture between the two companies to construct and operate a 30 kiloton HSBC plant to be located on FPCC’s industrial site in Mailiao, Taiwan. Pursuant to the terms of the framework agreement, the plant would incorporate our proprietary polymerization technology and produce our more differentiated HSBC polymer grades. The plant would be operated by the joint venture and we would undertake the global marketing of all products manufactured at the facility. At this time, after completing our initial engineering estimate, we continue to anticipate the total project cost will be at least $200.0 million. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third party debt financing, we currently estimate our share of the funding for the joint venture would be approximately $15.0 million to $25.0 million in 2012. We currently anticipate funding our 2012 contributions with available liquidity. Certain required approvals from the Taiwanese environmental authorities remain pending, although we previously obtained approval from the Fair Trade Commission in Taiwan in October 2011. On July 25, 2012, however, we received notification that “conditional approval” had been granted for the environmental permit needed for plant operation. We are working with FPCC and the applicable regulatory authorities to ascertain the specifics of the conditions to which the approval is subject. While we remain optimistic, we cannot be certain that we will be able to acquire all necessary permitting or other approvals for the construction of the facility in a timely fashion, or if at all, or that the facility will be successfully constructed and operated within our expected timeframe, budget or yield expected results. Therefore, we are currently targeting to have the plant operational in the fourth quarter of 2014.

In addition, although we are currently in the process of negotiating definitive documentation, the expiration of the framework agreement was recently extended from June 30, 2012 to September 30, 2012. We may not be able to negotiate and enter into definitive agreements regarding this joint venture on a timely basis or at all. In the event that we are not able to consummate this joint venture for any of the foregoing reasons, we expect to pursue other possibilities to build a production facility in Asia, which may be or may not be structured as a joint venture.

Monomer prices declined sharply during the end of the second quarter of 2012, and this decline has continued into July. We currently anticipate monomer prices will remain stable in the third quarter. As a result of the recent monomer price declines, primarily for butadiene and isoprene, we currently anticipate that our gross profit will be negatively impacted by a spread between FIFO and ECRC of approximately $40.0 million in the third quarter of 2012. This estimate is based on numerous complex and interrelated assumptions with respect to monomer costs, and ending inventory levels in the third quarter and the actual charge may be significantly different based on third quarter results.

Nexar. In June 2012, we announced the first commercial application of our NEXAR polymer technology. Our NEXAR polymer technology possesses unique performance attributes that we believe make it highly suitable for use in performance apparel. We believe that NEXAR also has application in humidification and dehumidification and water management processes.

Summary Operating Results

Below are our operating results derived from our Condensed Consolidated Statements of Income.

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Sales revenue	$375,756	$386,428	$784,069	$731,256
Cost of goods sold	302,276	278,033	635,070	536,010

Gross profit	73,480	108,395	148,999	195,246

Operating expenses:
Research and development	7,996	6,966	15,556	13,568
Selling, general, and administrative	26,313	27,912	52,776	55,083
Depreciation and amortization	15,885	15,604	31,734	30,230

Total operating expenses	50,194	50,482	100,066	98,881

Loss on extinguishment of debt	0	0	0	2,985
Earnings (loss) of unconsolidated joint venture	163	(880)	300	(739)
Interest expense, net	7,773	5,915	14,472	17,096

Income before income taxes	15,676	51,118	34,761	75,545
Income tax expense	3,269	4,141	6,001	6,691

Net income	$12,407	$46,977	$28,760	$68,854

Earnings per share:
Basic	$0.38	$1.47	$0.89	$2.16
Diluted	$0.38	$1.44	$0.89	$2.12
Weighted average shares outstanding:
Basic	31,930	31,757	31,919	31,683
Diluted	32,172	32,339	32,209	32,271

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales Revenue

Sales revenue decreased $10.6 million or 2.7% to $375.8 million for the three months ended June 30, 2012 from $386.4 million for the three months ended June 30, 2011. The decrease was largely due to changes in foreign currency exchange rates of $25.7 million and decreased sales volumes of $20.7 million, partially offset by global product sales price increases of $35.6 million. Sales volumes were 77.2 kilotons and 82.3 kilotons for the three months ended June 30, 2012 and 2011.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue decreased $4.9 million or 4.6% to $102.2 million for the three months ended June 30, 2012 from $107.1 million for the three months ended June 30, 2011. The decline in sales revenue was primarily due to lower sales volumes in less differentiated applications and a $4.0 million negative impact from currency fluctuations, partially offset by higher average selling prices. Sales of innovation grades for PVC alternatives in medical applications increased in the second quarter 2012, compared to the second quarter 2011.

•

Adhesives, Sealants and Coatings. Sales revenue increased $7.8 million or 6.1% to $134.8 million for the three months ended June 30, 2012 from $127.0 million for the three months ended June 30, 2011. The increase in sales revenue was largely attributable to increased sales prices and, to a lesser extent, higher sales volumes, with notable volume increases in lubricant additive and oil gels applications, partially offset by a $9.3 million negative impact from currency fluctuations. Within the Adhesives, Sealants and Coatings innovation portfolio, the second quarter 2012 saw increased sales volume in reactive SBS for printing plates, compared to the second quarter 2011.

•

Paving and Roofing. Sales revenue decreased $19.2 million or 15.0% to $108.6 million for the three months ended June 30, 2012 from $127.8 million for the three months ended June 30, 2011. The decrease in sales revenue was mostly driven by lower sales volumes, which were principally attributable to lower paving demand in North America, lower demand for roofing products in Europe, and a $9.9 million negative impact from currency fluctuations, partially offset by average selling prices. During the second quarter we announced the first commercial sale of our highly modified asphalt (HiMA) in the United States. HiMA was used by the Oklahoma Department of Transportation in a section of Interstate 40 in Caddo County, Oklahoma.

•

CariflexTM. Sales revenue increased $6.5 million or 27.9% to $29.8 million for the three months ended June 30, 2012 from $23.3 million for the three months ended June 30, 2011. The increase was primarily due to higher sales volumes in medical applications and increased average selling prices, partially offset by a $2.5 million negative impact from currency fluctuations. Sales volumes for isoprene rubber latex were up significantly compared to the second quarter 2011.

Cost of Goods Sold

Cost of goods sold increased $24.3 million or 8.7% to $302.3 million for the three months ended June 30, 2012 from $278.0 million for the three months ended June 30, 2011. The increase was driven largely by increased monomer costs in the amount of $58.7 million, storm related charges of $2.8 million and restructuring and related charges of $1.0 million, partially offset by a $22.4 million decrease from changes in foreign currency exchange rates and decreased sales volumes of $14.8 million.

Gross Profit

Gross profit decreased $34.9 million or 32.2% to $73.5 million for the three months ended June 30, 2012 from $108.4 million for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $14.0 million and $49.8 million, respectively. See “—Factors Affecting Our Results of Operations—Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expenses increased $1.0 million or 14.8% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and increased lease expense for our research and development facilities. Research and development expenses were 2.1% and 1.8% of sales revenue for the three months ended June 30, 2012 and 2011, respectively.

•

Selling, General, and Administrative. Selling, general, and administrative expenses decreased $1.6 million or 5.7% primarily due to lower information technology related charges of $1.0 million, $0.7 million from changes in foreign currency exchange rates, lower employee related costs of $0.4 million and legal expenses of $0.3 million, partially offset by $0.7 million of expenses associated with the proposed joint venture with FPCC. Selling, general, and administrative expenses were 7.0% and 7.2% of sales revenue for the three months ended June 30, 2012 and 2011, respectively.

•	Depreciation and Amortization. Depreciation and amortization increased $0.3 million or 1.8% primarily due to increased levels of capital expenditures.

Earnings (Loss) of Unconsolidated Joint Venture

Our earnings in the unconsolidated joint venture increased $1.1 million to $0.2 million for the three months ended June 30, 2012 from a loss of $0.9 million for the three months ended June 30, 2011, respectively. The increase in earnings was a result of the operations of the facility being shut down from March 11, 2011 through May 2011 due to the earthquake and Tsunami that occurred in Japan during March 2011.

Interest expense, net

Interest expense, net increased $1.9 million or 32.2% to $7.8 million for the three months ended June 30, 2012 from $5.9 million for the three months ended June 30, 2011. The increase was primarily due to an increased average debt balance as well as a higher effective interest rate.

Income tax expense

Our income tax expense was $3.3 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rates were 20.9% and 8.1% for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rates were lower than the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions during these periods and the partial release of our valuation allowance.

As of June 30, 2012 and 2011, a valuation allowance of $54.0 million and $57.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the three months ended June 30, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.1 million and $5.4 million, respectively, as a result of our ability to realize the tax benefit of our net operating loss carryforwards in France during 2012 and the U.S. and France during 2011. Excluding the release of our valuation allowance, our effective tax rates would have been 21.6% and 18.7% for the three months ended June 30, 2012 and 2011.

Our pre-tax income is generated in a number of tax jurisdictions and as such is subject to a number of different effective tax rates that are significantly lower than the statutory tax rate of 35.0%. For the three months ended June 30, 2012, we earned $17.5 million of pre-tax income in tax jurisdictions with an effective tax rate of 21.1%. For the three months ended June 30, 2011, we earned $28.9 million of pre-tax income in tax jurisdictions with an effective tax rate of 9.5%.

Net income

Net income was $12.4 million or $0.38 per diluted share for the three months ended June 30, 2012, a decrease of $34.6 million compared to net income of $47.0 million or $1.44 per diluted share in the same period in 2011. Net income included charges of approximately $2.6 million, net of tax, associated with storm related charges and restructuring and related charges that decreased our diluted earnings per share by $0.08 for the three months ended June 30, 2012. In addition, the impact of the release of our valuation allowance increased our diluted earnings per share by $0.01 and $0.17 for the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales Revenue

Sales revenue increased $52.8 million or 7.2% to $784.1 million for the six months ended June 30, 2012 from $731.3 million for the six months ended June 30, 2011. The increase was largely due to global product sales price increases of $70.2 million and increased sales volumes of $13.9 million, partially offset by changes in foreign currency exchange rates of $33.2 million. Sales volumes were 166.9 kilotons and 163.6 kilotons for the six months ended June 30, 2012 and 2011.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue decreased $9.2 million or 4.2% to $207.7 million for the six months ended June 30, 2012 from $216.9 million for the six months ended June 30, 2011. The decline in sales revenue was primarily due to lower sales volumes in less differentiated applications and a $5.0 million negative impact from currency fluctuations, partially offset by higher average selling prices.

•

Adhesives, Sealants and Coatings. Sales revenue increased $39.7 million or 16.2% to $284.9 million for the six months ended June 30, 2012 from $245.2 million for the six months ended June 30, 2011. The increase in sales revenue was primarily due to higher average selling prices and higher sales volumes, partially offset by a $12.1 million negative impact from currency fluctuations. The increase in sales volumes was largely driven by higher sales of lubricant additive applications, health and beauty gels and industrial applications.

•

Paving and Roofing. Sales revenue increased $15.9 million or 7.2% to $237.1 million for the six months ended June 30, 2012 from $221.2 million for the six months ended June 30, 2011. The increase in sales revenue was primarily due to higher average selling prices and, to a lesser extent, higher sales volumes, partially offset by a $13.0 million negative impact from currency fluctuations. The increased pricing reflected higher raw material costs, while the increased sales volumes were driven by demand for paving products in Asia Pacific, Europe, and South America.

•

CariflexTM. Sales revenue increased $6.5 million or 14.1% to $52.5 million for the six months ended June 30, 2012 from $46.0 million for the six months ended June 30, 2011. The increase was primarily due to higher sales volumes in medical applications and higher average selling prices, partially offset by a $3.0 million negative impact from currency fluctuations.

Cost of Goods Sold

Cost of goods sold increased $99.1 million or 18.5% to $635.1 million for the six months ended June 30, 2012 from $536.0 million for the six months ended June 30, 2011. The increase was driven largely by increased monomer costs in the amount of $114.5 million, increased sales volumes in the amount of $8.6 million, a $5.6 million charge associated with the resolution of a property tax dispute in France, storm related charges of $2.8 million and restructuring and related charges of $1.0 million, partially offset by a $27.9 million decrease from changes in foreign currency exchange rates and a $6.8 million benefit associated with a refund received in settlement of a matter with LyondellBasell.

Gross Profit

Gross profit decreased $46.2 million or 23.7% to $149.0 million for the six months ended June 30, 2012 from $195.2 million for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $17.3 million and $70.9 million, respectively. See “—Factors Affecting Our Results of Operations—Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expenses increased $2.0 million or 14.7% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and increased lease expense for our research and development facilities. Research and development expenses were 2.0% and 1.9% of sales revenue for the six months ended June 30, 2012 and 2011.

•

Selling, General, and Administrative. Selling, general, and administrative expenses decreased $2.3 million or 4.2% primarily due to lower information technology costs of $1.6 million, restructuring charges of $1.3 million, employee related cost of $0.9 million, $0.9 million from changes in foreign currency exchange rates, legal expenses of $0.5 million and costs associated with the 2011 secondary public offering of our common stock of $0.5 million, partially offset by $1.6 million of expenses associated with the proposed joint venture with FPCC and $0.6 million of penalties in connection with the resolution of a property tax dispute in France referenced above. Selling, general, and administrative expenses were 6.7% and 7.5% of sales revenue for the six months ended June 30, 2012 and 2011.

•

Depreciation and Amortization. Depreciation and amortization increased $1.5 million or 5.0% primarily due to increased levels of capital expenditures and depreciation of our asset retirement obligation related to the coal-burning boilers at our Belpre, Ohio, facility resulting from EPA regulations for controlling hazardous air emissions from industrial boilers.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a $3.0 million loss on the extinguishment of debt.

Earnings (Loss) of Unconsolidated Joint Venture

Our earnings in the unconsolidated joint venture increased $1.0 million to $0.3 million for the six months ended June 30, 2012 from a loss of $0.7 million for the six months ended June 30, 2011, respectively. The increase in earnings was a result of the operations of the facility being shut down from March 11, 2011 through May 2011 due to the earthquake and Tsunami that occurred in Japan during March 2011.

Interest expense, net

Interest expense, net decreased $2.6 million or 15.2% to $14.5 million for the six months ended June 30, 2012 from $17.1 million for the six months ended June 30, 2011. The decrease was primarily due to a $4.2 million write-off of deferred debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing in the first quarter of 2011, partially offset by increased average debt balances as well as a higher effective interest rate.

Income tax expense

Our income tax expense was $6.0 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates were 17.3% and 8.9% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates were lower than the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions during these periods and the partial release of our valuation allowance.

As of June 30, 2012 and 2011, a valuation allowance of $54.0 million and $57.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the six months ended June 30, 2012 and 2011, we reduced our valuation allowance on deferred tax assets by $0.2 million and $8.4 million, as a result of our ability to realize the tax benefit of our net operating loss carryforwards in France during 2012 and the U.S. and France during 2011. Excluding the release of our valuation allowance, our effective tax rates would have been 18.0% and 20.0% for the six months ended June 30, 2012 and 2011, respectively.

Our pre-tax income is generated in a number of tax jurisdictions and as such is subject to a number of different effective tax rates that are significantly lower than the statutory tax rate of 35.0%. For the six months ended June 30, 2012, we earned $42.6 million of pre-tax income in tax jurisdictions with an effective tax rate of 16.5%. For the six months ended June 30, 2011, we earned $45.9 million of pre-tax income in tax jurisdictions with an effective tax rate of 10.7%.

Net income

Net income was $28.8 million or $0.89 per diluted share for the six months ended June 30, 2012, a decrease of $40.1 million compared to net income of $68.9 million or $2.12 per diluted share in the same period in 2011. Net income included charges of approximately $2.0 million, net of tax, associated with the storm related charges, restructuring and related charges, LBI settlement, a property tax dispute in France, and costs associated with our March 2012 offering that decreased our diluted earnings per share by $0.06 for the six months ended June 30, 2012. Net income for the six months ended June 30, 2011 includes charges of approximately $9.5 million, net of tax, or $0.30 per diluted share associated with restructuring and related charges, costs associated with debt refinancing, costs associated with a secondary public offering of our common stock and charges associated with evaluating acquisition transactions. In addition, the impact of the release of our valuation allowance increased our diluted earnings per share by $0.01 and $0.26 for the six months ended June 30, 2012 and 2011.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011, subsequently amended on March 8, 2012.

EBITDA and Adjusted EBITDA

We consider EBITDA and Adjusted EBITDA to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and companies in our industry. In addition, management uses these measures to evaluate operating performance; our executive compensation plan bases incentive compensation payments on our EBITDA performance, along with other factors; and our long-term debt agreements use EBITDA (with additional adjustments) to measure our compliance with certain financial covenants such as leverage and interest coverage. EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as substitutes for analysis of our results under generally accepted accounting principles (“GAAP”) in the United States.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
EBITDA (1)	$39,334	$72,637	$80,967	$122,871
Adjusted EBITDA (2)	$45,014	$74,199	$87,975	$130,217

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(2)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide helpful information to investors, securities analysts and other interested parties in the evaluation of our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

We reconcile net income to EBITDA and Adjusted EBITDA as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$12,407	$46,977	$28,760	$68,854
Add:

Interest expense, net	7,773	5,915	14,472	17,096
Income tax expense	3,269	4,141	6,001	6,691
Depreciation and amortization expenses	15,885	15,604	31,734	30,230

EBITDA	39,334	72,637	80,967	122,871

Add (deduct):

LBI settlement (a)	0	0	(6,819)	0
Property tax dispute – France (b)	0	0	6,211	0
Storm related charges (c)	2,817	0	2,817	0
Restructuring and related charges (d)	1,006	(93)	1,062	1,412
Non-cash compensation expense	1,857	1,655	3,737	2,949
Loss on extinguishment of debt (e)	0	0	0	2,985

Adjusted EBITDA	$45,014	$74,199	$87,975	$130,217

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general, and administrative expenses.
(c)	Reflects the storm related charge which is recorded in cost of goods sold.
(d)	Restructuring and related charges includes charges related to severance expenses, fees associated with the public offering of our senior notes, secondary public offering of our common stock, consulting fees, and charges associated with evaluating acquisition transactions.
(e)	Reflects the loss on extinguishment of debt related to the refinancing of Kraton’s debt in February 2011.

Restructuring and related charges discussed above were recorded in our Condensed Consolidated Statements of Income, as follows.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of goods sold	1,006	0	1,006	0
Selling, general and administrative	0	(93)	56	1,412

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our working capital requirements, our investment in the joint venture with FPCC, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold (61.5% and 55.2% for the three months ended June 30, 2012 and 2011, respectively, and 62.0% and 54.5% for the six months ended June 30, 2012 and 2011, respectively), in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At June 30, 2012, we had $228.0 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We have in place a $350.0 million senior secured credit agreement that provides for a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments. We can voluntarily prepay these loans at par without premium or penalty.

Under the terms of our senior secured credit facility, we are subject to certain financial covenants, including maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based on our level of profitability. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our senior notes or other debt instruments. As of June 30, 2012, we were in compliance with the applicable financial ratios and the other covenants in our senior secured credit agreement, as well as the indenture governing our 6.75% senior notes, as described above in Note 7 Long-Term Debt to the condensed consolidated financial statements.

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

We made contributions of $3.3 million to our pension plan in the six months ended June 30, 2012 and currently expect total contributions to be $10.2 million in 2012 as compared to $7.4 million in 2011. Federal legislation was recently enacted which will provide companies with pension funding relief starting with the 2012 plan year and we are currently unable to project the amount by which our contributions are expected to be reduced resulting from this legislation. If the market value of our pension plan assets does not improve during 2012, higher levels of contributions could be required in 2013 and beyond.

As of June 30, 2012, we had $161.2 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $3.2 million of additional tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece, and Ireland aggregated approximately $10.1 million at June 30, 2012. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

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

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $68.7 million and $14.2 million for the six months ended June 30, 2012 and 2011, respectively. This represents a net increase of $54.5 million which was driven primarily by changes in working capital, partially offset by a decrease in net income.

•	a $72.6 million decrease in inventories of products, materials and supplies, largely due to lower cost and quantities;

•	a $18.5 million increase in trade accounts payable primarily due to increases in the cost of raw materials and the timing of payments;

•	a $18.7 million increase in related party payables associated with purchases and timing of payments to our joint venture in Japan; partially offset by

•	a $7.4 million increase in accounts receivable primarily related to increased sales volumes, and

•	a $40.1 million decrease in net income.

Cash and cash equivalents increased to $228.0 million at June 30, 2012 from $88.6 million at December 31, 2011. Amounts undrawn on our revolving loans amounted to $200.0 million at June 30, 2012 and December 31, 2011. Therefore, liquidity amounted to $428.0 million and $288.6 million at June 30, 2012 and December 31, 2011, respectively.

Investing Cash Flows

Net cash used in investing activities totaled $21.8 million and $36.2 million for the six months ended June 30, 2012 and 2011, respectively.

Expected Capital Expenditures and Joint Venture Funding. We currently expect 2012 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $70.0 million to $80.0 million. Included in our 2012 capital expenditure estimate is approximately $18.0 million related to our semi-works facility and health, safety and environmental infrastructure and maintenance projects which typically range from $16.0 million to $22.0 million. The remaining anticipated 2012 capital expenditures are primarily associated with projects to optimize production capabilities of our manufacturing assets. In addition, we currently estimate our share of the funding for the joint venture with FPCC to be approximately $15.0 million to $25.0 million in 2012. We currently anticipate funding our 2012 contributions with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2012 was approximately 52% equity and 48% debt compared to approximately 58% equity and 42% debt as of June 30, 2011.

Net cash provided by financing activities totaled $95.0 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively. The $91.8 million increase was driven primarily by:

•	a $86.9 million net increase in proceeds from and repayment of debt;

•	a $12.5 million decrease in debt issuance costs paid; partially offset by

•	a $7.6 million decrease in proceeds from the exercise of employee stock options.

Description of Certain Indebtedness

In March 2012, we completed an offering of $100.0 million principal amount of our unsecured 6.75% senior notes due in 2019 at an issue price of 101.250%. The notes constitute a further issuance of, and are fungible with the $250.0 million aggregate principal amount of our 6.75% senior notes due 2019 issued in February 2011. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively.

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

Contractual Commitments

Our contractual obligations are summarized in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2011, as subsequently amended on March 8, 2012. Other than the offering of $100.0 million principal amount of our 6.75% senior notes in March 2012, there have been no other material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2011. See Note 7 Long-Term Debt for further discussion.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2011. See Note 9 Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2012, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number

10.1*+	Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: August 1, 2012	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: August 1, 2012	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer