Form 10-Q
period 2012-09-30
Kraton Performance Polymers, Inc.
filed 2012-11-01
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 29, 2012: 32,272,976.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our plan to expand HSBC capacity on a stand-alone basis; scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2012 capital expenditures, including the amount of expenditures related to the semi-works plant, production optimization, and health, safety and environmental infrastructure and maintenance projects; our ability to meet conditions required to ensure full access to our senior secured credit facility; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding Nexar™; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; our plans and expectations regarding our planned Asia expansion project; estimates related to the useful lives of certain assets for tax purposes; our anticipated dividend policy; expectations regarding our pension contributions for fiscal year 2012; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; and the outcome and financial impact of legal proceedings, including IRS review of our returns. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, as subsequently amended on March 8, 2012, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	competition in our end use markets by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly in our Paving and Roofing end use market;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit agreement and the senior notes;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	our plan to expand hydrogenated styrenic block copolymer capacity in Asia on a stand-alone basis;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets, which could require us to materially increase future funding of the pension plan;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Presentation of Financial Statements

The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Kraton, and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$202,271	$88,579
Receivables, net of allowances of $496 and $549	164,550	142,696
Inventories of products	339,081	394,796
Inventories of materials and supplies	10,193	9,996
Deferred income taxes	9,639	2,140
Other current assets	27,883	27,328

Total current assets	753,617	665,535
Property, plant, and equipment, less accumulated depreciation of $318,755 and $281,442	365,548	372,973
Identifiable intangible assets, less accumulated amortization of $65,273 and $58,530	61,693	66,184
Investment in unconsolidated joint venture	13,293	13,350
Debt issuance costs	11,624	11,106
Deferred income taxes	7,137	0
Other long-term assets	24,686	24,608

Total assets	$1,237,598	$1,153,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0	$7,500
Accounts payable-trade	95,380	88,026
Other payables and accruals	38,662	51,253
Due to related party	21,514	14,311
Deferred income taxes	609	0

Total current liabilities	156,165	161,090
Long-term debt, net of current portion	448,053	385,000
Deferred income taxes	12,886	6,214
Other long-term liabilities	88,894	83,658

Total liabilities	705,998	635,962

Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,276 shares issued and outstanding at September 30, 2012; 32,092 shares issued and outstanding at December 31, 2011	323	321
Additional paid in capital	353,518	347,455
Retained earnings	200,897	187,636
Accumulated other comprehensive loss	(23,138)	(17,618)

Total stockholders’ equity	531,600	517,794

Total liabilities and stockholders’ equity	$1,237,598	$1,153,756

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales revenue	$342,635	$401,993	$1,126,704	$1,133,249
Cost of goods sold	299,882	300,539	934,952	836,549

Gross profit	42,753	101,454	191,752	296,700

Operating expenses:
Research and development	7,401	6,703	22,957	20,271
Selling, general, and administrative	23,447	25,838	76,223	80,921
Depreciation and amortization	16,109	16,689	47,843	46,919
Impairment of long-lived assets	5,434	0	5,434	0

Total operating expenses	52,391	49,230	152,457	148,111

Loss on extinguishment of debt	0	0	0	2,985
Earnings (loss) of unconsolidated joint venture	133	595	433	(144)
Interest expense, net	7,634	6,288	22,106	23,384

Income (loss) before income taxes	(17,139)	46,531	17,622	122,076
Income tax expense (benefit)	(1,640)	3,438	4,361	10,129

Net income (loss)	$(15,499)	$43,093	$13,261	$111,947

Earnings (loss) per common share:
Basic	$(0.48)	$1.34	$0.41	$3.51
Diluted	$(0.48)	$1.33	$0.41	$3.45
Weighted average common shares outstanding:
Basic	31,943	31,880	31,927	31,750
Diluted	31,943	32,215	32,202	32,253

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(15,499)	$43,093	$13,261	$111,947
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	7,020	(28,717)	(6,025)	(4,797)
Reclassification of loss on interest rate swap, net of tax of $0	0	0	0	1,073
Increase in unrealized loss of interest rate swaps, net of tax of $0	(9)	(1,018)	(143)	(921)
Unrealized gain (loss) of net investment hedge, net of tax of $0	(1,155)	0	648	0

Other comprehensive income (loss), net of tax	5,856	(29,735)	(5,520)	(4,645)

Total comprehensive income (loss)	$(9,643)	$13,358	$7,741	$107,302

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,261	$111,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,843	46,919
Amortization of debt premium	(72)	0
Amortization of debt issuance costs	2,235	6,067
Loss on property, plant, and equipment	415	28
Impairment of long-lived assets	5,434	0
Loss on extinguishment of debt	0	2,985
(Earnings) loss from unconsolidated joint venture, net of dividends received	(33)	660
Deferred income tax expense (benefit)	(6,172)	4,585
Share-based compensation	5,245	4,196
Decrease (increase) in:
Accounts receivable	(23,059)	(42,637)
Inventories of products, materials and supplies	53,056	(108,423)
Other assets	(721)	(1,337)
Increase (decrease) in:
Accounts payable-trade	7,909	(2,941)
Other payables and accruals	(8,768)	(8,417)
Other long-term liabilities	(1,554)	(4,081)
Due to related party	7,169	(6,001)

Net cash provided by operating activities	102,188	3,550

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment, net of proceeds from sales	(42,436)	(46,720)
Purchase of software	(1,789)	(2,968)
Settlement of net investment hedge	1,648	0

Net cash used in investing activities	(42,577)	(49,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	101,250	400,000
Repayments of debt	(45,626)	(391,285)
Proceeds from the exercise of stock options	820	8,271
Proceeds from insurance note payable	0	4,734
Repayments of insurance note payable	0	(4,734)
Debt issuance costs	(3,156)	(15,231)

Net cash provided by financing activities	53,288	1,755

Effect of exchange rate differences on cash	793	(2,819)

Net increase (decrease) in cash and cash equivalents	113,692	(47,202)
Cash and cash equivalents, beginning of period	88,579	92,750

Cash and cash equivalents, end of period	$202,271	$45,548

Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$12,695	$6,043
Cash paid during the period for interest, net of capitalized interest	$23,854	$21,611

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM, and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades, and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high-margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable, medical applications, polymers used in slush molding for automotive applications, and our NexarTM family of membrane polymers for water filtration, breathable fabrics, and synthetic cement formulations for use in oilfield applications. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

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

Use of Estimates. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant, and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties, and other contingencies.

Reclassifications. Certain amounts reported in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current reporting presentation.

Income Tax in Interim Periods. Our business operations are global in nature and we are subject to taxes in numerous jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $1.5 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $5.2 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively. We record these costs in selling, general, and administrative expenses.

4. Restructuring and Restructuring-related Costs

There were no restructuring and restructuring-related expenses incurred in the three and nine months ended September 30, 2012. In the three and nine months ended September 30, 2011, restructuring and restructuring-

related expenses amounted to approximately $0.3 million and $1.3 million, respectively, and were comprised of charges related to consulting fees, severance expenses and other costs primarily associated with the restructuring of our European organization, which were recorded as selling, general, and administrative expenses.

5. Detail of Certain Balance Sheet Accounts

	September 30, 2012	December 31, 2011
	(in thousands)
Inventories of products:
Finished products	$258,929	$289,921
Work in progress	4,466	5,048
Raw materials	75,686	99,827

	$339,081	$394,796

Other payables and accruals:
Employee related	$13,883	$11,639
Income taxes payable	3,882	12,254
Other	20,897	27,360

	$38,662	$51,253

Other long-term liabilities:
Pension	$72,978	$74,304
Other	15,916	9,354

	$88,894	$83,658

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$23,525	$29,550
Net unrealized loss on interest rate swaps	(952)	(809)
Net unrealized gain on net investment hedge	1,547	899
Pension liability	(47,258)	(47,258)

	$(23,138)	$(17,618)

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

The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 757,687 and 398,008 for the three months ended September 30, 2012 and 2011, respectively, and 737,033 and 368,008 for the nine months ended September 30, 2012 and 2011, respectively.

The effects of share-based compensation awards on our diluted weighted-average number of shares outstanding used in calculating our diluted EPS are as follows:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings (Loss) Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	( In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(15,499)	32,251		$43,093	32,077
Less: amounts allocated to unvested restricted shares	148	(308)		(265)	(197)

Amounts available to common stockholders	(15,351)	31,943	$(0.48)	42,828	31,880	$1.34

Diluted:
Add: amounts allocated to unvested restricted shares	(148)	308		265	197
Restricted share units—non participating	0	0		0	29
Stock options added under the treasury stock method	0	0		0	306
Less: amounts reallocated to unvested restricted shares	148	(308)		(262)	(197)

Amounts available to stockholders and assumed conversions	$(15,351)	31,943	$(0.48)	$42,831	32,215	$1.33

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	( In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$13,261	32,210		$111,947	31,911
Less: amounts allocated to unvested restricted shares	(117)	(283)		(567)	(161)

Amounts available to common stockholders	13,144	31,927	$0.41	111,380	31,750	$3.51

Diluted:
Add: amounts allocated to unvested restricted shares	117	283		567	161
Restricted share units—non participating	0	29		0	32
Stock options added under the treasury stock method	0	246		0	471
Less: amounts reallocated to unvested restricted shares	(116)	(283)		(558)	(161)

Amounts available to stockholders and assumed conversions	$13,145	32,202	$0.41	$111,389	32,253	$3.45

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

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Term loans	$96,875	$142,500
6.75% senior notes due 2019	351,178	250,000

Total debt	448,053	392,500
Less current portion of long-term debt	0	7,500

Total long-term debt	$448,053	$385,000

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

Our term loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates, including debt issuance costs, on the term loans for the three months ended September 30, 2012 and 2011 were 3.7% and 3.6%, respectively. The average effective interest rates, including debt issuance costs, on the term loans for the nine months ended September 30, 2012 and 2011 were 3.7% and 6.6% (which would have been 3.7% excluding charges aggregating $3.4 million associated with the debt refinancing in the first quarter of 2011).

Under the terms of our senior secured credit agreement, we are subject to certain financial covenants, which include the maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. We are required to maintain a fiscal quarter end maximum consolidated net leverage ratio not to exceed 4.00:1.00 through December 31, 2012; not to exceed 3.50:1.00 beginning March 31, 2013 through December 31, 2013; not to exceed 3.25:1.00 beginning March 31, 2014 through December 31, 2014; not to exceed 3.00:1.00 beginning March 31, 2015 and continuing thereafter. In addition, we are required to maintain a minimum consolidated net interest coverage ratio as of the end of any fiscal quarter of at least 3.00:1.00. In light of the negative impact of the spread between FIFO and ECRC of $56.9 million on the earnings that are used to calculate the consolidated net leverage ratio in the trailing twelve month period ended September 30, 2012, we made a $40.0 million voluntary prepayment of outstanding indebtedness under our term loans in September 2012. At September 30, 2012, the consolidated net leverage ratio was 3.60 to 1.00, which was below the 4.00 to 1.00 maximum allowed under the senior secured credit agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of available liquidity.

In addition to paying interest on outstanding principal under revolving loans and term loans, we are required to pay a commitment fee ranging from 0.50% to 0.75%, depending on our consolidated net leverage ratio, related to the unutilized commitments under revolving loans, as well as pay customary letter of credit fees and agency fees.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture, dated as of February 11, 2011 ($250.0 million senior notes) and supplemental indenture thereto dated as of March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We will pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2012, are as follows:

Principal Payments
(in thousands)
December 31:
2015	96,875
Thereafter(1)	350,000

Total debt	$446,875

(1)	Excludes a $1.2 million premium associated with our issuance of $100.0 million principal amount of our 6.75% senior notes in March 2012.

See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk for fair value information related to our long-term debt.

8. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had debt issuance costs of $14.7 million and $13.7 million (of which $3.1 million and $2.6 million were included in other current assets) as of September 30, 2012 and December 31, 2011, respectively. In connection with our March 2012 offering, we capitalized $3.2 million of debt issuance costs related to the issuance of an additional $100.0 million principal amount of our 6.75% senior notes and an amendment to our 2011 senior secured credit agreement. Debt issuance costs for the nine months ended September 30, 2012 consisted of the following:

Debt Issuance Costs
(in thousands)
Debt issuance costs at December 31, 2011	$13,747
Capitalization of financing fees and other costs	3,156
Amortization expense	(2,235)

Debt issuance costs at September 30, 2012	$14,668

9. Fair Value Measurements, Financial Instruments, and Credit Risk

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in markets that are not active

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•

Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

	Balance Sheet Location	September 30, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative asset—current	Other current assets	$76	$0	$76	$0
Derivative liability—current	Other payables and accruals	(575)	0	(575)	0
Derivative liability—noncurrent	Other long-term liabilities	(376)	0	(376)	0

Total		$(875)	$0	$(875)	$0

	Balance Sheet Location	December 31, 2011	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$434	$0	$434	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	375	0	375	0

Total		$809	$0	$809	$0

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We seek to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring the total value of positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives.

Nonrecurring Fair Value Measurements. Our long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When impairment has occurred, such long-lived assets are written down to fair value.

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets that are measured at fair value on a nonrecurring basis. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

	Fair Value Measurements as of Reporting Date				Total Impairment Charges
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
	(in thousands)
Long-lived assets	$0	$0	$12,719	$12,719	$5,434

Total	$0	$0	$12,719	$12,719	$5,434

During the three months ended September 30, 2012, a group of long-lived assets were written down to their fair value of $12.7 million, resulting in pre-tax impairment charges of $5.4 million. See Note 10 Impairment Charges, for further discussion.

The following table presents the carrying values and approximate fair values of our long-term debt as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$96,875	$96,875	$142,500	$142,500
6.75% unsecured notes	$351,178	$364,000	$250,000	$234,063

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

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed interest rate of 1.0%; therefore, including the current 3.0% margin on our term loans, our current hedged fixed interest rate is 4.0%. We recorded an unrealized loss of $1.0 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap agreement as of September 30, 2012.

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

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures, for the notional amounts of CAD $1.6 million, CAD $3.3 million, CAD $3.3 million, CAD $2.5 million, CAD $2.5 million, and CAD $1.6 million with settlement dates of May 14, 2012, August 16, 2012, September 27, 2012, December 20, 2012, July 11, 2013, and August 1, 2013, respectively. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” For the effective portion of these hedges, we recorded an aggregate $0.1 million gain, which offset the $0.1 million loss on the exposure to the CAD for the three months ended September 30, 2012, and an aggregate $0.1 million loss, which offset the $0.1 million gain for the nine months ended September 30, 2012.

We settled our ineffective portion of the hedge, with a notional amount of CAD $3.3 million and settlement date of September 27, 2012, on September 21, 2012, prior to the contract’s fixing date, due to an adjustment in the underlying payment schedule, and recorded a $0.1 million gain for the ineffective portion. We then entered into a new derivative agreement for CAD $3.8 million with a settlement date of December 20, 2012, based on the modified payment schedule.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after a 30-day duration. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded an aggregate $0.6 million gain in accumulated other comprehensive loss related to the settlement of the effective portion of the contracts during the nine months ended September 30, 2012.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the nine months ended September 30, 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. The contracts entered into during the nine months ended September 30, 2012 did not qualify for hedge accounting. In the three and nine months ended September 30, 2012, we settled these hedges and recorded an aggregate gain of $0.1 million and $1.2 million, respectively, which offset the underlying foreign currency exchange losses and were recorded in cost of goods sold.

Credit Risk

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

10. Impairment Charges

On September 30, 2012, our framework agreement with Formosa Petrochemical Corporation (“FPCC”) expired and we opted not to extend the agreement. The expired agreement had governed the formation of a proposed 50/50 joint venture to build, own and operate a 30-kiloton hydrogenated styrenic block copolymer (“HSBC”) plant at FPCC’s petrochemical site in Mailiao, Taiwan. Due to the expiration of the agreement, we concluded that the long-lived assets related to the HSBC facility should be evaluated for impairment. In addition, we also evaluated our other long-lived assets for impairment. Based on these evaluations, we determined we had impaired long-lived assets for these groups and recorded pre-tax impairment charges aggregating $5.4 million, for the three months ended September 30, 2012, of which $3.4 million related to the long-lived assets associated with the HSBC facility and $2.0 million related to other long-lived assets. The $16.1 million carrying value of the long-lived assets attributable to the HSBC facility was reduced to fair market value of $12.7 million and the $2.0 million carrying value of the other long-lived assets was reduced to fair market value of $0.0 million. We used internally developed assumptions in determining the fair value of these long-lived assets, which are classified within level 3 of the fair value hierarchy.

11. Income Taxes

Our income tax provision was a $1.6 million benefit and a $3.4 million expense for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, our income tax expense was $4.4 million and $10.1 million, respectively. Our effective tax rate was a 9.6% benefit, and a 7.4% expense for the three months ended September 30, 2012 and 2011, and a 24.7% expense and an 8.3% expense for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our expected ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012 and 2011, a valuation allowance of $63.8 million and $46.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. For the three months ended September 30, 2012 and 2011, we increased our valuation allowance on deferred tax assets by $9.8 million and reduced our valuation allowance on deferred tax assets by $11.0 million, respectively. For the nine months ended September 30, 2012 and 2011, we increased our valuation allowance on deferred tax assets by $9.6 million and reduced our valuation allowance on deferred tax assets by $19.8 million, respectively. Excluding the change in our valuation allowance, our effective tax rate would have been a 66.4% benefit and a 25.6% expense for the three months ended September 30, 2012 and 2011, and a 29.1% benefit and a 22.1% expense for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012 and 2011, we had total unrecognized tax benefits of $4.4 million and $1.8 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended September 30, 2012 and 2011, we had an increase in uncertain tax positions of $0.4 million and $0.3 million, respectively, primarily related to uncertain tax positions in Europe. During the nine months ended September 30, 2012 and 2011, we had an increase in uncertain tax positions of $1.5 million and a decrease of $2.1 million, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

12. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing $2.3 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million of property taxes related to the 2009 tax year. The tax authorities claimed that we did not timely file forms that serve to cap property taxes for 2009. We believe that all such forms were timely filed and that we were otherwise in compliance with the related applicable filing requirements. In March 2012, the tax authorities advised us of their final ruling in this matter and assessed us a final amount of €4.7 million, including penalties of €0.4 million. For the nine months ended September 30, 2012, we recorded charges of approximately $5.6 million and $0.6 million, on a pre-tax basis, to cost of goods sold and selling, general, and administrative expenses, respectively, associated with this ruling.

Kraton was a party to an arbitration proceeding with LyondellBasell regarding the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Following receipt of the September 9, 2010 notice, Kraton paid an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties. On March 13, 2012, Kraton and LyondellBasell reached a settlement regarding the matter, and in connection therewith entered into a series of commercial agreements and amendments to existing commercial agreements. For the nine months ended September 30, 2012, we recorded a benefit of approximately $6.8 million, on a pre-tax basis, to cost of goods sold for a refund received in the settlement of net increased payments we had been making to LyondellBasell.

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

Asset Retirement Obligations. The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability Balance
(in thousands)
Balance at December 31, 2011	$8,978
Accretion expense	432
Obligations settled	(588)
Revisions in estimated cash flows	843

Balance at September 30, 2012	$9,665

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K, as subsequently amended on March 8, 2012.

13. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$795	$660	$2,385	$1,980
Interest cost	1,394	1,303	4,185	3,903
Expected return on plan assets	(1,464)	(1,310)	(4,455)	(3,930)
Amortization of prior service cost	683	252	2,048	746

Net periodic benefit cost	$1,408	$905	$4,163	$2,699

We made contributions of $6.8 million and $6.1 million to our pension plan in the nine months ended September 30, 2012 and 2011, respectively. Our total pension plan contributions in 2012 will be $8.0 million as compared to $7.4 million in 2011.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$127	$104	$383	$324
Interest cost	305	310	915	925
Amortization of prior service cost	150	102	450	300

Net periodic benefit cost	$582	$516	$1,748	$1,549

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	unhydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber and isoprene rubber latex; and

•	compounds.

Sales revenue for our four primary product lines are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
USBCs	$208,119	$235,180	$670,219	$677,051
HSBCs	103,400	132,289	353,921	361,923
Cariflex™	24,193	27,639	76,643	73,728
Compounds	6,685	6,885	23,799	20,547
Other	238	0	2,122	0

	$342,635	$401,993	$1,126,704	$1,133,249

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Sales revenue:
United States	$103,114	$142,745	$375,453	$389,524
Germany	52,078	58,162	152,277	167,990
Japan	23,561	22,561	64,757	64,766
China	19,324	16,269	59,241	45,964
France	12,361	12,680	39,188	37,214
Brazil	11,807	14,936	37,627	39,247
Belgium	10,745	14,201	36,340	33,516
Italy	10,445	10,661	34,945	39,732
Thailand	10,750	8,206	32,382	24,660
United Kingdom	7,411	11,450	30,499	33,684
The Netherlands	6,076	11,082	26,867	31,765
Turkey	5,293	6,741	24,071	20,831
Poland	6,758	7,580	16,879	14,293
Taiwan	4,744	3,863	14,784	14,098
Canada	4,170	5,471	14,769	18,780
Austria	4,467	6,446	14,622	16,895
Sweden	5,361	4,179	14,067	12,565
Australia	4,348	4,523	13,128	9,036
Malaysia	2,673	5,827	12,789	12,200
South Korea	4,068	3,307	12,457	11,434
Argentina	3,371	3,372	11,144	10,182
Mexico	3,443	2,379	9,891	8,353
All other countries	26,267	25,352	78,527	76,520

	$342,635	$401,993	$1,126,704	$1,133,249

	September 30, 2012	December 31, 2011
	(in thousands)
Long-lived assets:
United States	$412,287	$387,022
France	116,997	115,169
Brazil	78,526	81,021
Germany	50,624	47,125
The Netherlands	14,142	13,355
China	5,448	4,394
Japan	1,955	1,893
All other countries	4,324	4,436

	$684,303	$654,415

15. Related Party Transactions

We own a 50% equity investment in an SBC manufacturing joint venture located in Kashima, Japan.

The aggregate amounts of related-party transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Purchases from related party	$8,518	$6,706	$39,188	$24,445

The due to related party is solely related to our commercial arrangement associated with this joint venture, which requires payment within 150 days of invoice.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$74,187	$128,084	$0	$202,271
Receivables, net of allowances of $496	0	429	53,021	111,100	0	164,550
Inventories of products	0	0	194,267	144,814	0	339,081
Inventories of materials and supplies	0	0	7,925	2,268	0	10,193
Deferred income taxes	0	0	8,199	1,440	0	9,639
Other current assets	0	4,953	600	22,330	0	27,883

Total current assets	0	5,382	338,199	410,036	0	753,617
Property, plant, and equipment, less accumulated depreciation of $318,755	0	58,994	209,413	97,141	0	365,548
Identifiable intangible assets, less accumulated amortization of $65,273	0	42,768	18,925	0	0	61,693
Investment in consolidated subsidiaries	554,738	1,275,730	0	0	(1,830,468)	0
Investment in unconsolidated joint venture	0	813	0	12,480	0	13,293
Debt issuance costs	0	11,624	0	0	0	11,624
Deferred income taxes	0	0	2,823	4,314	0	7,137
Other long-term assets	0	634	466,782	50,787	(493,517)	24,686

Total assets	$554,738	$1,395,945	$1,036,142	$574,758	$(2,323,985)	$1,237,598

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	0	1,212	33,191	60,977	0	95,380
Other payables and accruals	0	4,215	17,345	17,102	0	38,662
Due to related party	0	0	0	21,514	0	21,514
Deferred income taxes	0	68	4	537	0	609

Total current liabilities	0	5,495	50,540	100,130	0	156,165
Long-term debt, net of current portion	0	448,053	0	0	0	448,053
Deferred income taxes	0	12,886	0	0	0	12,886
Other long-term liabilities	0	373,537	79,279	129,595	(493,517)	88,894

Total liabilities	0	839,971	129,819	229,725	(493,517)	705,998

Commitments and contingencies (note 12)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,276 shares issued and outstanding	323	0	0	0	0	323
Additional paid in capital	353,518	0	0	0	0	353,518
Member’s equity	0	554,738	947,322	328,408	(1,830,468)	0
Retained earnings	200,897	0	0	0	0	200,897
Accumulated other comprehensive income (loss)	0	1,236	(40,999)	16,625	0	(23,138)

Total stockholders’ and member’s equity	554,738	555,974	906,323	345,033	(1,830,468)	531,600

Total liabilities and stockholders’ and member’s equity	$554,738	$1,395,945	$1,036,142	$574,758	$(2,323,985)	$1,237,598

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

Commitments and contingencies (note 12)
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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$163,070	$218,801	$(39,236)	$342,635
Cost of goods sold	0	(210)	147,891	191,437	(39,236)	299,882

Gross profit	0	210	15,179	27,364	0	42,753

Operating expenses
Research and development	0	0	4,770	2,631	0	7,401
Selling, general, and administrative	0	11	16,151	7,285	0	23,447
Depreciation and amortization	0	4,079	8,715	3,315	0	16,109
Impairment of long-lived assets	0	0	5,434	0	0	5,434

Total operating expenses	0	4,090	35,070	13,231	0	52,391

Earnings (loss) in consolidated subsidiaries	(15,499)	(3,041)	0	0	18,540	0
Earnings of unconsolidated joint venture	0	0	0	133	0	133
Interest expense (income), net	0	9,696	(3,632)	1,570	0	7,634

Income (loss) before income taxes	(15,499)	(16,617)	(16,259)	12,696	18,540	(17,139)
Income tax expense (benefit)	0	(1,118)	(661)	139	0	(1,640)

Net income (loss)	$(15,499)	$(15,499)	$(15,598)	$12,557	$18,540	$(15,499)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$200,299	$239,055	$(37,361)	$401,993
Cost of goods sold	0	0	139,165	198,735	(37,361)	300,539

Gross profit	0	0	61,134	40,320	0	101,454

Operating expenses
Research and development	0	0	4,251	2,452	0	6,703
Selling, general, and administrative	0	0	18,076	7,762	0	25,838
Depreciation and amortization	0	4,085	9,037	3,567	0	16,689

Total operating expenses	0	4,085	31,364	13,781	0	49,230

Earnings in consolidated subsidiaries	43,093	56,118	0	0	(99,211)	0
Earnings of unconsolidated joint venture	0	0	0	595	0	595
Interest expense (income), net	0	8,983	(3,761)	1,066	0	6,288

Income before income taxes	43,093	43,050	33,531	26,068	(99,211)	46,531
Income tax expense (benefit)	0	(43)	0	3,481	0	3,438

Net income	$43,093	$43,093	$33,531	$22,587	$(99,211)	$43,093

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$558,547	$685,969	$(117,812)	$1,126,704
Cost of goods sold	0	(1,295)	473,510	580,549	(117,812)	934,952

Gross profit	0	1,295	85,037	105,420	0	191,752

Operating expenses
Research and development	0	0	14,483	8,474	0	22,957
Selling, general, and administrative	0	11	52,124	24,088	0	76,223
Depreciation and amortization	0	12,238	25,874	9,731	0	47,843
Impairment of long-lived assets	0	0	5,434	0	0	5,434

Total operating expenses	0	12,249	97,915	42,293	0	152,457

Earnings in consolidated subsidiaries	13,261	51,692	0	0	(64,953)	0
Earnings of unconsolidated joint venture	0	0	0	433	0	433
Interest expense (income), net	0	29,028	(11,145)	4,223	0	22,106

Income (loss) before income taxes	13,261	11,710	(1,733)	59,337	(64,953)	17,622
Income tax expense (benefit)	0	(1,551)	(1,778)	7,690	0	4,361

Net income	$13,261	$13,261	$45	$51,647	$(64,953)	$13,261

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$569,947	$677,786	$(114,484)	$1,133,249
Cost of goods sold	0	(120)	401,475	549,678	(114,484)	836,549

Gross profit	0	120	168,472	128,108	0	296,700

Operating expenses
Research and development	0	0	12,625	7,646	0	20,271
Selling, general, and administrative	0	(180)	56,735	24,366	0	80,921
Depreciation and amortization	0	12,321	24,489	10,109	0	46,919

Total operating expenses	0	12,141	93,849	42,121	0	148,111

Loss on extinguishment of debt	0	2,985	0	0	0	2,985
Earnings in consolidated subsidiaries	111,947	159,120	0	0	(271,067)	0
Loss of unconsolidated joint venture	0	0	0	(144)	0	(144)
Interest expense (income), net	0	32,075	(11,474)	2,783	0	23,384

Income before income taxes	111,947	112,039	86,097	83,060	(271,067)	122,076
Income tax expense	0	92	0	10,037	0	10,129

Net income	$111,947	$111,947	$86,097	$73,023	$(271,067)	$111,947

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(69,068)	$136,814	$34,442	$0	$102,188

Cash flows provided by (used in) investing activities:
Payments on intercompany loans	0	14,132	0	0	(14,132)	0
Purchase of property, plant, and equipment, net of proceeds from sales	0	0	(33,094)	(9,342)	0	(42,436)
Purchase of software	0	0	(1,842)	53	0	(1,789)
Settlement of net investment hedge	0	1,648	0	0	0	1,648

Net cash provided by (used in) investing activities	0	15,780	(34,936)	(9,289)	(14,132)	(42,577)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(45,626)	0	0	0	(45,626)
Cash contributions from member	0	820	0	0	(820)	0
Cash distributions to member	(820)	0	0	0	820	0
Proceeds from the exercise of stock options	820	0	0	0	0	820
Debt issuance costs	0	(3,156)	0	0	0	(3,156)
Proceeds from (repayments of) intercompany loans	0	0	(33,722)	19,590	14,132	0

Net cash provided by (used in) financing activities	0	53,288	(33,722)	19,590	14,132	53,288

Effect of exchange rate differences on cash	0	0	0	793	0	793

Net increase in cash and cash equivalents	0	0	68,156	45,536	0	113,692
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$74,186	$128,085	$0	$202,271

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2011

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(24,639)	$11,702	$16,487	$0	$3,550

Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	22,884	0	0	(22,884)	0
Purchase of property, plant, and equipment, net of proceeds from sales	0	0	(34,395)	(12,325)	0	(46,720)
Purchase of software	0	0	(2,968)	0	0	(2,968)

Net cash provided by (used in) investing activities	0	22,884	(37,363)	(12,325)	(22,884)	(49,688)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(391,285)	0	0	0	(391,285)
Cash contributions from member	0	8,271	0	0	(8,271)	0
Cash distributions to member	(8,271)	0	0	0	8,271	0
Proceeds from the exercise of stock options	8,271	0	0	0	0	8,271
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from (repayments of) intercompany loans	0	0	19,116	(42,000)	22,884	0

Net cash provided by (used in) financing activities	0	1,755	19,116	(42,000)	22,884	1,755

Effect of exchange rate differences on cash	0	0	0	(2,819)	0	(2,819)

Net decrease in cash and cash equivalents	0	0	(6,545)	(40,657)	0	(47,202)
Cash and cash equivalents, beginning of period	0	0	31,421	61,329	0	92,750

Cash and cash equivalents, end of period	$0	$0	$24,876	$20,672	$0	$45,548

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

17. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2012.

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

OVERVIEW

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM, and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. Our SBC products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades, and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable, medical applications, polymers used in slush molding for automotive applications, and our NEXAR family of membrane polymers for water filtration, breathable fabrics, and synthetic cement formulations for use in oilfield applications.

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

	Three months ended September 30,		Nine months ended September 30,
Product Line Sales Revenue:	2012	2011	2012	2011
USBCs	60.7%	58.5%	59.5%	59.8%
HSBCs	30.2%	32.9%	31.4%	31.9%
Cariflex	7.1%	6.9%	6.8%	6.5%
Compounds	1.9%	1.7%	2.1%	1.8%
Other	0.1%	0.0%	0.2%	0.0%

	Three months ended September 30,		Nine months ended September 30,
End Use Markets Sales Revenue Mix (1)	2012	2011	2012	2011
Advanced Materials	27.3%	25.4%	26.8%	28.2%
Adhesives, Sealants and Coatings	34.0%	35.3%	35.6%	34.1%
Paving and Roofing	31.5%	32.4%	30.6%	31.0%
Cariflex	7.1%	6.9%	6.8%	6.5%
Other	0.1%	0.0%	0.2%	0.2%

(1)	We realigned our core end use markets in the fourth quarter of 2011. The Emerging Businesses end use, which previously was comprised primarily of IR and IRL sales, has been renamed Cariflex™, and IR sales previously reported in our Advanced Materials, and in our Adhesives, Sealants and Coatings end use markets are now reported in the Cariflex end use. Additionally, sales of lubricant additives, which were previously not included in our four core end uses, are now reported in our Adhesives, Sealants and Coatings end use. Sales revenue data in the table above and other data for our core end use markets are reported on this realigned basis for the three and nine months ended September 30, 2012, as well as for prior periods.

2012 Third Quarter Financial Overview

•	Sales volume was 79.3 kilotons in the third quarter of 2012 compared to 77.6 kilotons in the third quarter of 2011, an increase of 2.2%.

•

Sales revenue decreased $59.4 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to decreases in average selling prices of $36.2 million related to declines in raw material costs, primarily butadiene, and a $25.0 million negative impact from changes in foreign currency exchange rates.

•

Gross profit was $42.8 million in the third quarter of 2012 compared to $101.5 million in the third quarter of 2011. Included in the period-over-period decline of $58.7 million, is a $69.7 million negative impact associated with the spread between the first-in, first-out (“FIFO”) basis of accounting and estimated current replacement cost (“ECRC”). Net of the impact of this spread, gross profit at ECRC was $80.4 million in the third quarter of 2012 compared to $69.4 million in the third quarter of 2011.

•

Adjusted EBITDA was $13.2 million in the third quarter of 2012 compared to $71.1 million in the third quarter of 2011. Included in the period-over-period decline of $57.9 million, is a $69.7 million negative impact associated with the spread between FIFO and ECRC. Net of the impact of the spread, Adjusted EBITDA at ECRC was $50.8 million in the third quarter of 2012 compared to $39.0 million in the third quarter of 2011.

•

Net income declined $58.6 million to a net loss of $15.5 million or $0.48 per diluted share in the third quarter of 2012 compared to net income of $43.1 million or $1.33 per diluted share in the third quarter of 2011.

•	Cash provided by operating activities increased $44.2 million to $33.5 million in the third quarter of 2012 compared to cash used in operating activities of $10.7 million in the third quarter of 2011.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. These monomers together represented approximately 64.0% and 62.2% of our total cost of goods sold for the three months ended September 30, 2012 and 2011, respectively, and 62.6% and 57.3% of our total cost of goods sold for the nine months ended September 30, 2012 and 2011 respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. For example, in the third quarter of 2012, our global product sales prices decreased primarily due to the decline in average raw material purchase prices. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for all three monomers decreased during the three months ended September 30, 2012 compared to the three months ended June 30, 2012, with a more significant decrease in butadiene and modest decreases in both isoprene and styrene prices. Average butadiene and styrene purchase prices were lower during the three and nine months ended September 30, 2012 compared to the same periods in 2011, with a more significant decline in butadiene prices. Average isoprene purchase prices were higher during the three and nine months ended September 30, 2012 compared to the same periods in 2011.

We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

•	In the three and nine months ended September 30, 2012, reported results under FIFO were lower than results would have been on an ECRC basis by $37.6 million and $20.3 million, respectively; and

•	In the three and nine months ended September 30, 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $32.1 million and $102.9 million, respectively.

•

Our current view is that average monomer costs may decline slightly through year end driven by lower butadiene prices. As such, we currently anticipate that our gross profit will be negatively impacted by the spread between FIFO and ECRC of approximately $5.0 million to $10.0 million in the fourth quarter of 2012. This estimate is based on numerous complex and interrelated assumptions with respect to monomer costs, and ending inventory levels in the fourth quarter and the actual charge may be significantly different based on fourth quarter results.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

We generated our sales revenue from customers located in the Americas, Europe, and the Asia Pacific regions.

	Three months ended September 30,		Nine months ended September 30,
Revenue by Geography:	2012	2011	2012	2011
Americas	36.9%	42.5%	40.3%	41.4%
Europe, Middle East, and Africa	41.5%	39.9%	39.9%	40.7%
Asia Pacific	21.6%	17.6%	19.8%	17.9%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $2.1 million and $4.9 million for the three and nine months ended September 30, 2012 and pre-tax losses of $0.4 million and $0.9 million for the three and nine months ended September 30, 2011. The primary driver for the increase in our pre-tax losses for the periods presented was the change in foreign currency exchange rates between the Euro and U.S. dollar.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market generally resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. However, sales volumes into this end use market were lower in the second and third quarter of 2012 than in the first quarter of 2012, during which demand was higher than normal, particularly in Europe and North America paving. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Plans to Expand Hydrogenated Styrenic Block Copolymer (“HSBC”) Capacity in Asia. We recently opted not to extend our previously announced framework agreement with Formosa Petrochemical Corporation (“FPCC”) which expired, in accordance with its terms, on September 30, 2012. The expired agreement had governed the formation of a proposed 50/50 joint venture to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Progress on the HSBC joint venture project had been significantly delayed while FPCC waited initially for environmental permit approval, and subsequently while FPCC sought resolution regarding conditions on which the permit was finally approved in July, 2012. FPCC considered the conditions to be too restrictive and limiting on its overall operation in Mailiao, Taiwan.

We are moving forward with a stand-alone HSBC expansion project in the Asia Pacific region. Locations in the region, including those in China, which were identified during our site selection process conducted in 2010 and early 2011, will be the primary areas of focus. We believe a significant amount of the engineering and design work conducted to date will be applicable to the alternate location. Presently, however, it is not possible to estimate with certainty either the project cost or the time-line for completion at an alternate stand-alone location. However, the options under consideration are within existing industrial sites where we should have access to existing infrastructure and utilities, thus helping to control overall project expenditure. In the third quarter 2012, we incurred a pre-tax impairment charge of $3.4 million associated with the write-off of a portion of project costs associated with our joint venture efforts in Mailiao, Taiwan.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales Revenue

Sales revenue decreased $59.4 million or 14.8% to $342.6 million for the three months ended September 30, 2012 from $402.0 million for the three months ended September 30, 2011. The decrease was largely due to global product sales price decreases of $36.2 million associated with the decline in monomer costs and changes in foreign currency exchange rates of $25.0 million, partially offset by increased sales volumes of $1.6 million. Sales volumes were 79.3 kilotons and 77.6 kilotons for the three months ended September 30, 2012 and 2011, an increase of 2.2%.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue decreased $8.6 million or 8.4% to $93.7 million for the three months ended September 30, 2012 from $102.3 million for the three months ended September 30, 2011. Changes in foreign currency exchange rates represented $4.0 million of the $8.6 million decline in sales revenue. The balance of the decline in sales revenue was due to lower average selling prices associated with declines in raw material costs, primarily butadiene, which were partially offset by improved sales volume in more differentiated products, including innovation grades for PVC alternatives.

•

Adhesives, Sealants and Coatings. Sales revenue decreased $25.3 million or 17.8% to $116.5 million for the three months ended September 30, 2012 from $141.8 million for the three months ended September 30, 2011. Changes in foreign currency exchange rates accounted for $7.9 million of the $25.3 million decline in sales revenue. The balance of the decline in sales revenue was due to lower sales volume and, to a lesser extent, lower average selling prices associated with declines in raw material costs, primarily butadiene. The decline in sales volume was due to the timing of sales of lubricant additives, as sales volume for other applications in this end use increased compared to the third quarter of 2011. Within the innovation portfolio, third quarter 2012 sales volume increased compared to the third quarter 2011, primarily for printing plate applications.

•

Paving and Roofing. Sales revenue decreased $22.2 million or 17.0% to $108.1 million for the three months ended September 30, 2012 from $130.3 million for the three months ended September 30, 2011. Changes in foreign currency exchange rates accounted for $10.9 million of the $22.2 million decline in sales revenue. The balance of the decline in sales revenue was the result of lower average selling prices associated with declines in raw material costs, primarily butadiene, which were partially offset by increased sales volume. Sales volume increased in all markets with the exception of North America, in which paving and, to a lesser extent, roofing sales volume declined year-on-year. A portion of the growth in paving volume was in target growth markets in Asia and the Middle East. Sales of our innovative highly modified asphalt (HiMA) volume increased in the third quarter of 2012 compared to the third quarter of 2011.

•

CariflexTM. Sales revenue decreased $3.4 million or 12.3% to $24.2 million for the three months ended September 30, 2012 from $27.6 million for the three months ended September 30, 2011. Changes in foreign currency exchange rates accounted for $2.2 million of the $3.4 milion decline in sales revenue. The remaining $1.2 million decline was the result of lower sales volume, largely due to the timing of buying patterns by our customers, partially offset by higher average selling prices.

Cost of Goods Sold

Cost of goods sold decreased $0.7 million or 0.2% to $299.9 million for the three months ended September 30, 2012 from $300.5 million for the three months ended September 30, 2011. The change in cost of goods sold was driven largely by a $20.3 million decline from changes in foreign currency exchange rates, largely offset by increased monomer costs of $14.3 million, which includes the period-over-period $69.7 million negative impact associated with the spread between the FIFO and ECRC basis, and increased sales volumes of $4.3 million.

Gross Profit

Gross profit decreased $58.7 million or 57.9% to $42.8 million for the three months ended September 30, 2012 from $101.5 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, our reported gross profit under FIFO was lower than what it would have been under ECRC by approximately $37.6 million and for the three months ended September 30, 2011 was higher by $32.1 million. See “—Factors Affecting Our Results of Operations—Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.7 million or 10.4% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and increased lease expense for our research and development facilities, partially offset by lower maintenance and operational costs. Research and development expenses were 2.2% and 1.7% of sales revenue for the three months ended September 30, 2012 and 2011, respectively.

•

Selling, General, and Administrative. Selling, general, and administrative expenses decreased $2.4 million or 9.3%. The decrease was primarily due to a $1.2 million decrease in costs associated with the proposed joint venture with FPCC, and $0.8 million from changes in foreign currency exchange rates. Selling, general, and administrative expenses were 6.8% and 6.4% of sales revenue for the three months ended September 30, 2012 and 2011, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $0.6 million to $16.1 million for the three months ended September 30, 2012 from $16.7 million for the three months ended September 30, 2011 primarily due to changes in foreign currency exchange rates of $0.5 million.

•

Impairment of long-lived assets. We recorded a pre-tax charge of $5.4 million in the aggregate for the impairment of long-lived assets, of which $3.4 million was related to the HSBC facility in Mailiao, Taiwan and $2.0 million related to other long-lived assets.

Interest expense, net

Interest expense, net increased $1.3 million or 21.4% to $7.6 million for the three months ended September 30, 2012 from $6.3 million for the three months ended September 30, 2011. The increase was primarily due to an increased average debt balance.

Income tax expense (benefit)

Our income tax provision was a $1.6 million benefit and a $3.4 million expense for the three months ended September 30, 2012 and September 30, 2011, respectively. Our effective tax rate was a 9.6% benefit and a 7.4% expense for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our expected ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012 and 2011, a valuation allowance of $63.8 million and $46.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. For the three months ended September 30, 2012 and 2011, we increased our valuation allowance on deferred tax assets by $9.8 million and reduced our valuation allowance on deferred tax assets by $11.0 million, respectively. Excluding the change in our valuation allowance, our effective tax rate would have been a 66.4% benefit and a 25.6% expense for the three months ended September 30, 2012 and 2011, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the three months ended September 30, 2012, we earned $13.2 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.2%. For the three months ended September 30, 2011, we earned $23.2 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.5%.

Net income (loss)

Net loss was $15.5 million or $0.48 per diluted share for the three months ended September 30, 2012, a decrease of $58.6 million compared to net income of $43.1 million or $1.33 per diluted share in the same period in 2011. Net loss included charges for the impairment of long-lived assets of approximately $3.5 million, net of tax, partially offset by a reduction to our storm related charges of $0.2 million, net of tax. These items, net of tax, decreased our diluted earnings per share by $0.10 for the three months ended September 30, 2012. The impact of the change in our valuation allowance decreased our diluted earnings per share by $0.30 for the three months ended September 30, 2012 and increased our diluted earnings per share by $0.34 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales Revenue

Sales revenue decreased $6.5 million or 0.6% to $1,126.7 million for the nine months ended September 30, 2012 from $1,133.2 million for the nine months ended September 30, 2011. The decrease was largely due to changes in foreign currency exchange rates of $58.2 million, partially offset by global product sales price increases of $34.0 million and increased sales volumes of $15.5 million. Sales volumes were 246.1 kilotons and 241.1 kilotons for the nine months ended September 30, 2012 and 2011, an increase of 2.1%.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue decreased $17.7 million or 5.5% to $301.4 million for the nine months ended September 30, 2012 from $319.2 million for the nine months ended September 30, 2011. Changes in foreign currency exchange rates accounted for $9.0 million of the $17.7 million decline in sales revenue. Sales volume was lower in 2012 compared to 2011, with a significant portion of the decline coming from sales of less differentiated products, partially offset by an increase in average selling prices. Sales of innovation grades for PVC alternatives in medical applications increased compared to the first nine months of 2011.

•

Adhesives, Sealants and Coatings. Sales revenue increased $14.4 million or 3.7% to $401.3 million for the nine months ended September 30, 2012 from $386.9 million for the nine months ended September 30, 2011, despite a negative impact from foreign currency exchange rates of $20.0 million. Average selling prices and sales volumes improved in 2012 compared to 2011. Sales volume was up broadly, including increased sales of lubricant additive applications. Sales volume increased in 2012 compared to 2011 for our innovation grades in printing plate and oil field applications.

•

Paving and Roofing. Sales revenue decreased $6.3 million or 1.8% to $345.2 million for the nine months ended September 30, 2012 from $351.5 million for the nine months ended September 30, 2011. Excluding the $24.1 million negative impact from changes in foreign currency exchange rates, revenue for the Paving and Roofing end use increased $17.8 million year-on-year due to higher global sales volumes excluding North America, where both the paving and roofing sales volumes were lower than 2011. Outside North America, growth in sales volume was largely in European paving markets and in target markets of the Middle East and South America.

•

CariflexTM. Sales revenue increased $3.0 million or 4.1% to $76.6 million for the nine months ended September 30, 2012 from $73.6 million for the nine months ended September 30, 2011. Excluding the $5.1 million negative impact from changes in foreign currency exchange rates, Cariflex revenue improved $8.1 million or 11.0%. The revenue increase reflects increased sales volume, mainly in surgical glove applications, and an increase in average selling prices across the Cariflex portfolio.

Cost of Goods Sold

Cost of goods sold increased $98.4 million or 11.8% to $935.0 million for the nine months ended September 30, 2012 from $836.5 million for the nine months ended September 30, 2011. The increase was driven largely by increased monomer costs in the amount of $125.7 million, which includes the period-over-period $123.2 million negative impact associated with the spread between the FIFO and ECRC basis, increased sales volumes in the amount of $12.8 million, a $5.6 million charge associated with the resolution of a property tax dispute in France, storm related charges of $2.5 million and restructuring and related charges of $1.3 million, partially offset by a $48.3 million decrease from changes in foreign currency exchange rates, and a $6.8 million benefit associated with a refund received in settlement of a matter with LyondellBasell (the “LBI settlement”).

Gross Profit

Gross profit decreased $104.9 million or 35.4% to $191.8 million for the nine months ended September 30, 2012 from $296.7 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, our reported gross profit under FIFO was lower than what it would have been under ECRC by approximately $20.3 million and for the nine months ended September 30, 2011 was higher by $102.9 million. See “—Factors Affecting Our Results of Operations—Cost of Raw Materials” above.

Operating Expenses

•

Research and Development. Research and development expenses increased $2.7 million or 13.3% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and increased lease expense for our research and development facilities, partially offset by lower maintenance and operational costs. Research and development expenses were 2.0% and 1.8% of sales revenue for the nine months ended September 30, 2012 and 2011, respectively.

•

Selling, General, and Administrative. Selling, general, and administrative expenses decreased $4.7 million or 5.8%. The decrease was primarily due to $1.8 million from changes in foreign currency exchange rates, $1.6 million in lower information technology costs, and $1.3 million of lower employee related costs. Selling, general, and administrative expenses were 6.8% and 7.1% of sales revenue for the nine months ended September 30, 2012 and 2011, respectively.

•

Depreciation and Amortization. Depreciation and amortization increased $0.9 million or 2.0% primarily due to increased levels of capital expenditures and depreciation of our asset retirement obligations.

•

Impairment of long-lived assets. We recorded a pre-tax charge of $5.4 million in the aggregate for the impairment of long-lived assets, of which $3.4 million was related to the HSBC facility in Mailiao, Taiwan and $2.0 million related to other long-lived assets.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a $3.0 million loss on the extinguishment of debt.

Interest expense, net

Interest expense, net decreased $1.3 million or 5.5% to $22.1 million for the nine months ended September 30, 2012 from $23.4 million for the nine months ended September 30, 2011. The decrease was primarily due to charges aggregating $5.2 million associated with the debt refinancing in the first quarter of 2011, partially offset by increased average debt balances.

Income tax expense (benefit)

Our income tax expense was $4.4 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate was a 24.7% expense and an 8.3% expense for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our expected ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012 and 2011, a valuation allowance of $63.8 million and $46.6 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. For the nine months ended September 30, 2012 and 2011, we increased our valuation allowance on deferred tax assets by $9.6 million and reduced our valuation allowance on deferred tax assets by $19.8 million, respectively, Excluding the change in our valuation allowance, our effective tax rate would have been a 29.1% benefit and a 22.1% expense for the nine months ended September 30, 2012 and 2011, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the nine months ended September 30, 2012, we earned $55.8 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.2%. For the nine months ended September 30, 2011, we earned $69.4 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.5%.

Net income

Net income was $13.3 million or $0.41 per diluted share for the nine months ended September 30, 2012, a decrease of $98.7 million compared to net income of $111.9 million or $3.45 per diluted share in the same period in 2011. Net income for the nine months ended September 30, 2012 included charges of approximately $12.2 million, net of tax, associated with a property tax dispute in France, impairment related charges, storm related charges, restructuring and related charges, and costs associated with our March 2012 offering, partially offset by $6.9 million, net of tax, associated with the LBI settlement. These items, net of tax, decreased our diluted earnings per share by $0.16 for the nine months ended September 30, 2012. Net income for the nine months ended September 30, 2011 included charges of approximately $9.8 million, net of tax, or $0.30 per diluted share associated with restructuring and related charges, costs associated with debt refinancing, costs associated with a secondary public offering of our common stock and charges associated with evaluating acquisition transactions. The impact of the change in our valuation allowance decreased our diluted earnings per share by $0.29 for the nine months ended September 30, 2012 and increased our diluted earnings per share by $0.61 for the nine months ended September 30, 2011.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011, subsequently amended on March 8, 2012.

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance. In addition, management uses these measures to evaluate operating performance, and our executive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under generally accepted accounting principles in the United States (US GAAP).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
EBITDA (1)	$6,604	$69,508	$87,571	$192,379
Adjusted EBITDA (2)	$13,210	$71,063	$101,185	$201,280
Adjusted EBITDA at ECRC (3)	$50,846	$38,975	$121,482	$98,337
Gross Profit at ECRC (4)	$80,389	$69,366	$212,049	$193,757

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Some of the limitations for EBITDA as an analytical tool are:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•

EBITDA calculations under the terms of our debt agreements may vary from EBITDA presented herein, and our presentation of EBITDA herein is not for purposes of assessing compliance or non-compliance with financial covenants under our credit agreement;

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•	EBITDA is not a measure of discretionary cash available to us to invest in the growth of our business

(2)	We present Adjusted EBITDA as a further supplemental measure of our performance and because we believe these additional adjustments provide helpful information to investors, securities analysts and other interested parties in the evaluation of our performance. We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to all the limitations applicable to EBITDA. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(3)

Adjusted EBITDA at estimated current replacement cost (ECRC) is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the period-over-period comparability of our results of operations. Therefore, we provide the spread between FIFO and ECRC, and we present Adjusted EBITDA at ECRC as another supplemental measure of our performance. We believe this additional adjustment provides helpful information to investors, securities analysts and other interested parties in evaluating period-over-period comparisons of our performance. As an analytical tool, Adjusted EBITDA at ECRC is subject to all the limitations applicable to EBITDA, as well as the following limitations:

•

due to volatility in raw material prices, Adjusted EBITDA at ECRC may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with US GAAP; and

•

Adjusted EBITDA at ECRC may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our credit agreement.

Our presentation of Adjusted EBITDA at ECRC should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(4)	Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the period-over-period comparability of our results of operations. Therefore, we provide Gross Profit at ECRC as another supplemental measure of our performance. We believe this adjustment provides helpful information to investors, securities analysts and other interested parties in the evaluating period-over-period comparisons of our performance. As a measure of our performance, Gross Profit at ECRC is limited because it often varies substantially from gross profit calculated in accordance with US GAAP because of volatility in raw material prices.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC only as supplemental measures.

We reconcile net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income (loss)	$(15,499)	$43,093	$13,261	$111,947
Add:
Interest expense, net	7,634	6,288	22,106	23,384
Income tax expense (benefit)	(1,640)	3,438	4,361	10,129
Depreciation and amortization expenses	16,109	16,689	47,843	46,919

EBITDA	$6,604	$69,508	$87,571	$192,379

Add (deduct):
Settlement gain (a)	0	0	(6,819)	0
Property tax dispute (b)	0	0	6,211	0
Storm related charges (c)	(336)	0	2,481	0
Restructuring and related costs (d)	0	308	1,062	1,720
Non-cash compensation expense	1,508	1,247	5,245	4,196
Impairment of long-lived assets (e)	5,434	0	5,434	0
Loss on extinguishment of debt (f)	0	0	0	2,985

Adjusted EBITDA	13,210	71,063	101,185	201,280
Add (deduct):
Spread between FIFO and ECRC	37,636	(32,088)	20,297	(102,943)

Adjusted EBITDA at ECRC (g)	$50,846	$38,975	$121,482	$98,337

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general, and administrative expenses.
(c)	Reflects the storm related charge at our Belpre, Ohio facility, which is recorded in cost of goods sold.
(d)	Includes charges related to severance expenses, fees associated with the public offering of our senior notes, secondary public offering of our common stock, consulting fees, and charges associated with evaluating acquisition transactions.
(e)	Reflects the impairment of long-lived assets, of which $3.4 million and $2.0 million were associated with the HSBC facility and other long-term assets, respectively.
(f)	Reflects the loss on extinguishment of debt arising from the 2011 refinancing.
(g)	Adjusted EBITDA at estimated current replacement cost (“ECRC”) is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the period-over-period comparability of our results of operations. Therefore, we provide the spread between FIFO and ECRC, and we present Adjusted EBITDA at ECRC as another supplemental measure of our performance. We believe this additional adjustment provides helpful information to investors, securities analysts and other interested parties in evaluating period-over-period comparisons of our performance.

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Gross profit	$42,753	$101,454	$191,752	$296,700
Add (deduct):
Spread between FIFO and ECRC	37,636	(32,088)	20,297	(102,943)

Gross profit at ECRC (a)	$80,389	$69,366	$212,049	$193,757

(a)	Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the comparability of our results of operations. Therefore, we provide Gross Profit at ECRC as another supplemental measure of our performance. We believe this adjustment provides helpful information to investors, securities analysts and other interested parties in the evaluating period-over-period comparisons of our performance. As a measure of our performance, Gross Profit at ECRC is limited because it often varies substantially from gross profit calculated in accordance with US GAAP because of volatility in raw material prices.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our working capital requirements, our plan to expand HSBC capacity on a stand-alone basis, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At September 30, 2012, we had $202.3 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We have in place a $350.0 million senior secured credit agreement that provides for a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments. We can voluntarily prepay these loans at par without premium or penalty.

Under the terms of our senior secured credit agreement, we are subject to certain financial covenants, which include the maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. We are required to maintain a fiscal quarter end maximum consolidated net leverage ratio not to exceed 4.00:1.00 through December 31, 2012; not to exceed 3.50:1.00 beginning March 31, 2013 through December 31, 2013; not to exceed 3.25:1.00 beginning March 31, 2014 through December 31, 2014; and not to exceed 3.00:1.00 beginning March 31, 2015 and continuing thereafter. In addition, we are required to maintain a minimum consolidated net interest coverage ratio as of the end of any fiscal quarter of at least 3.00:1.00. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based primarily on our level of profitability and the amount of our outstanding debt obligations. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our senior notes or other debt instruments. In light of the negative impact of the spread between FIFO and ECRC of $56.9 million on the earnings that are used to calculate the consolidated net leverage ratio in the trailing twelve month period ended September 30, 2012, we made a $40.0 million voluntary prepayment of outstanding indebtedness under our term loans in September 2012. At September 30, 2012, the consolidated net leverage ratio was 3.60 to 1.00, which was below the 4.00 to 1.00 maximum allowed under the senior secured credit agreement. As of September 30, 2012, and as of the date of the filing of this report, we have no outstanding draws under the revolving portion of our senior secured credit facility. Due to the consolidated net leverage ratio of 3.60 to 1.00, the amount available under the revolving portion of our senior secured credit facility was limited to $44.1 million, and our liquidity amounted to $246.4 million at September 30, 2012. However, as of the date of this filing, because we were in compliance with the applicable financial ratios and the other covenants in our senior secured credit agreement at September 30, 2012, we have available to us $200.0 million under such revolving portion. We were also in compliance with the indenture governing our 6.75% senior notes as of September 30, 2012. We have borrowed all of the available commitments under the term loan portion of our credit facility. While we expect to meet the conditions required to provide us full access to the revolving portion of the senior secured credit facility, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The term loan and revolving portions of the facility mature in February 2016. For additional information regarding our credit agreement, see “—Senior Secured Credit Agreement” in Note 7 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $6.8 million and $6.1 million to our pension plan in the nine months ended September 30, 2012 and 2011, respectively. In July 2012, federal legislation was signed into law providing pension funding relief by effectively increasing the interest rates used to value the liability. We elected to apply the provisions of this law, which reduced our total 2012 pension contributions to $8.0 million from $10.2 million. Our total pension contributions in 2011 were $7.4 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2012, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2013 and beyond.

As of September 30, 2012, we had $128.1 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates approximately $2.6 million of additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece, and Ireland aggregated approximately $9.6 million at September 30, 2012. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures, and expand HSBC capacity on a stand-alone basis depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012, for further discussion.

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $102.2 million and $3.6 million for the nine months ended September 30, 2012 and 2011, respectively. This represents a net increase of $98.6 million which was driven primarily by changes in working capital, partially offset by a decrease in net income, as follows:

•	a $161.5 million decrease in inventories of products, materials and supplies, largely due to lower cost and to a lesser extent lower quantities;

•	a $19.6 million decrease in accounts receivable primarily related to lower sales revenue and improved days sales outstanding;

•	a $10.9 million increase in trade accounts payable primarily due to the timing of payments; and

•	a $13.2 million increase in related party payables associated with purchases and timing of payments to our joint venture in Japan; partially offset by

•	an $98.7 million decrease in net income.

Investing Cash Flows

Net cash used in investing activities totaled $42.6 million and $49.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Expected Capital Expenditures. We currently expect 2012 capital expenditures will be approximately $60.0 million to $65.0 million. Included in our 2012 capital expenditure estimate is approximately $18.2 million related to our semi-works facility and health, safety and environmental infrastructure and maintenance projects which typically range from $16.0 million to $22.0 million. The remaining anticipated 2012 capital expenditures are primarily associated with projects to optimize production capabilities of our manufacturing assets. We anticipate funding our 2012 capital expenditures with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2012 was approximately 54% equity and 46% debt compared to approximately 59% equity and 41% debt as of September 30, 2011.

Net cash provided by financing activities totaled $53.3 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. The $51.5 million increase was driven primarily by:

•

a $391.3 million repayment of debt primarily related to the refinancing in February 2011, compared to a $40.0 million voluntary prepayment on the term loan portion of the senior secured credit facility in September 2012;

•	a $12.1 million decrease in debt issuance costs paid; partially offset by

•

a $298.8 million decrease in proceeds from debt, primarily related to $150.0 million term debt and $250.0 million senior notes in February 2011, partially offset by $101.3 million from the issuance of senior notes in March 2012; and

•	a $7.5 million decrease in proceeds from the exercise of employee stock options.

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

Contractual Commitments

Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2011, as subsequently amended on March 8, 2012. Other than the $40.0 million voluntary prepayment of outstanding indebtedness under the term loans and the offering of $100.0 million principal amount of our 6.75% senior notes in March 2012, there have been no other material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2011. See Note 7 Long-Term Debt for further discussion.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of September 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2011, as subsequently amended on March 8, 2012. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2011. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk for further discussion.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2012, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 12 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

Significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock.

We use the first-in, first-out (FIFO) basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (ECRC). Specifically, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC, and in periods of rising raw material costs, gross profit will be higher under FIFO than under ECRC. However, because monomer costs are difficult to predict, we cannot accurately anticipate fluctuations in monomer costs with precision, or effectively or economically hedge against the effects of any such change. If monomer costs fluctuate in a quarter, our earnings will be affected, the magnitude of which could be significant, which could cause our earnings to depart from the periodic expectations of financial analysts or investors and, therefore, the market price of our common stock may be volatile as a result.

Our planned stand-alone HSBC manufacturing facility in Asia is subject to risks and uncertainties.

We are currently exploring our options to construct a 30-kiloton HSBC facility at a site to be determined in Asia. Locations in the region, including those in China, which were identified during our site selection process conducted in 2010 and early 2011, will be the primary areas of focus. This project is in its initial phase and remains subject to numerous known and unknown contingencies. We cannot be certain that we will be able to identify and acquire a suitable site for construction of the facility, or if such site is obtained, if we will be able to obtain all necessary permitting or other approvals for the construction of the facility in a timely fashion, if at all, or that the facility will be successfully constructed and operated within our expected timeframe or budget or yield expected results. If any of these risks materialize, our prospects in Asia and as a result, our ability to meet demand for HSBC products could be materially adversely affected.

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

Item 5.	Other Information.

Our Deferred Compensation and Restoration Plan, as adopted in 2002 and then amended and restated in 2008 (the “Prior Plan”), was intended to restore certain benefits that may not be provided under our tax-qualified 401(k) savings plan (our “401(k) Plan”) due to limitations placed on participation in 401(k) plans under the Internal Revenue Code (the “Code”). In order to separate the benefits restoration and compensation deferral features of the Prior Plan and to make certain design changes, as described below to the benefits restoration feature, while continuing to comply with existing tax requirements, on October 31, 2012, we approved an amendment and restatement of our Deferred Compensation and Restoration Plan, renamed the Benefits Restoration Plan (the “Benefits Restoration Plan”), to be effective January 1, 2013.

The key features of the Benefits Restoration Plan are as follows. Our key management employees, including our named executive officers for whom compensation information will be provided in our proxy statement, who are selected to participate in the Benefits Restoration Plan will have the opportunity to elect to defer a portion of their “base compensation” (including all amounts paid by the company for services rendered, but excluding any amounts paid for overtime, commissions, severance payments, bonus compensation or the value of any stock options granted) in excess of the compensation limit under Section 401(a)(17) of the Code (currently $250,000) up to the percentage of compensation that is matched under our 401(k) Plan (currently, 3% or 6% of base compensation, depending on years of service) . Therefore, the principle feature of the Benefits Restoration Plan is that participants are able to receive the applicable employer matching contributions on the amounts deferred into the Benefits Restoration Plan, which would have otherwise been lost due to the compensation limit under Section 401(a)(17) of the Code.

The new Benefits Restoration Plan differs from the Prior Plan in several ways. For instance, under the Prior Plan, participants were able to elect to contribute up to 100% of their base compensation that could not be contributed to our 401(k) Plan due to the application of any Code limitation on tax-qualified 401(k) plans. Under the new Benefits Restoration Plan, participants’ deferral contributions are limited to the matched contribution percentage of their base compensation, and then only when in excess of the Section 401(a)(17) compensation limit. Also, under the Prior Plan, employer contributions for a plan year began when a participant was no longer able to participate in our 401(k) Plan due to the applicability of any Code limitation (rather than only due to the Section 401(a)(17) compensation limit as provided under the Benefits Restoration Plan). Under the new Benefits Restoration Plan, participants will to have the opportunity to receive non-elective employer contributions based on the enhanced employer contribution formula under our 401(k) Plan based on their base compensation only when in excess of the Section 401(a)(17) compensation limit. A participant’s entire account balance under the Benefits Restoration Plan for plan years beginning on and after January 1, 2013 will be paid to him in a lump sum cash payment 183 days after the participant’s separation from service date. Under the Prior Plan, participants could elect to receive their benefits in a lump sum payment or annual installment payments

To make deferral contributions, a participant must complete a deferral election prior to January 1st of the plan year during which the deferrals will be made. Deferrals and employer contributions are credited to a bookkeeping account and notionally invested in accordance with the participant’s investment elections in the investment options selected for the plan.

The Benefits Restoration Plan is unfunded and benefits are paid from our general assets. However, we intend to fund the benefits payable under the Benefits Restoration Plan through the purchase of corporate-owned life insurance on the lives of some of the participants. The life insurance policies will be owned by the Company. In order to secure a participant’s consent to be insured, we will agree to pay the participant’s estate a death benefit of $50,000 if he or she is employed with us, or fully retired based on our defined benefit definition, on his date of death.

We do not anticipate that the adoption of the new Benefits Restoration Plan to replace the Prior Plan will have a material effect on our compensation expense.

Item 6.	Exhibits.

Exhibit Number

10.1*	Kraton Polymers US LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited), and (v) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: November 1, 2012	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: November 1, 2012	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer