Form 10-K
period 2012-12-31
Kraton Performance Polymers, Inc.
filed 2013-02-28
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2012: $701,891,385. Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 22, 2013: 32,285,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with FPCC; scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2013 capital expenditures, including the amount of expenditures related to the semi-works facility, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to meet conditions required to ensure full access to our senior secured credit facility; expectations regarding availability under our credit facility; our plan to prepay certain outstanding indebtedness under our term loans in 2013; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; anticipated aggregate and fiscal year 2013 cost estimates for the planned Taiwan manufacturing facility, the portion of such costs we expect to pay, the manner in which we expect to fund such costs, and when we currently expect the facility to become operational; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding Nexar™; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; our plans and expectations regarding our planned Asia expansion project; estimates related to the useful lives of certain assets for tax purposes; our anticipated dividend policy; expectations regarding our pension contributions for fiscal year 2013; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

General

Our Company

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM, and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades, and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable and medical applications; polymers for slush molded automotive and faux leather applications; our NEXAR family of membrane polymers for water filtration and breathable fabrics; and synthetic cement formulations and other oilfield applications.

Our total SBC production capacity as of December 31, 2012 was approximately 420 kilotons. Production capacity at our facilities can vary greatly depending upon feedstock, product mix and operating conditions. We generated approximately $1,423.1 million of sales revenue and 313.4 kilotons of sales volume for the year ended December 31, 2012. In 2012, we generated 13.7% of our sales revenue from innovation-driven revenue, which we define as revenue from products or applications introduced in the preceding five years. Our customers are diversified by industry and geography with more than 800 customers in over 60 countries. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

We have had a long-standing relationship with many of our customers and work closely with our customers to design products that meet application-specific performance and quality requirements. We have a diverse customer base, with no single customer accounting for more than 10.0% of our sales revenue in 2012 and our top 10 customers together representing approximately 29.9% of our sales revenue in 2012. Because of the technical expertise and investment required to develop many of our product formulations and the lead times required to replace them, we anticipate that our customers would likely incur additional costs by changing to an alternative vendor.

Over the past several years, we have implemented a range of strategic initiatives designed to enhance our profitability and end use market position. These include fixed asset investments to expand our capacity in specialized products, to enhance productivity at our existing facilities and to reduce our fixed costs through headcount reductions, production line closures at our facility in Pernis, Netherlands and system upgrades. During this period, we substantially exited lower margin business such as footwear applications, and implemented pricing strategies designed to enhance our overall margins and return on invested capital. With the commercialization of newer innovations such as NEXAR and HiMA and increasing sales of Cariflex and products for oilfield service applications, our strategy is focused on continuing to shift our portfolio to higher-value, higher margin products, away from lesser-differentiated grades, particularly in our Paving and Roofing and Adhesives, Sealants and Coatings end use markets.

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

Recent Developments

Formation of Joint Venture to Expand Hydrogenated Styrenic Block Copolymer (“HSBC”) Capacity in Asia. On February 27, 2013, we executed definitive agreements providing for a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Each of Kraton and FPCC will fund 50% of the capital needs of the joint venture that are not satisfied through debt financing. Kraton has exclusive rights to purchase all production from the plant, which it intends to market world-wide, through its global sales and distribution network. Additionally, Kraton will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. The joint venture will be a Taiwan entity, with each of Kraton and FPCC having equal representation on the board.

As we previously disclosed, progress on the HSBC joint venture project had been interrupted, initially because of delays in FPCC’s obtaining environmental permit approval from the Taiwanese Environmental Protection Agency, and subsequently because when the permit was finally issued in July 2012, it contained conditions FPCC considered to be too restrictive on its overall operations in Mailiao. Due to the uncertainty with respect to FPCC’s resolving these conditions, in early October 2012, we opted not to extend our framework agreement with FPCC that had governed the proposed formation of the joint venture, which agreement expired in accordance with its terms on September 30, 2012. The pre-tax impairment charge of $3.4 million for the group of long-lived assets related to the HSBC facility recorded in the third quarter of 2012 will not be affected by the execution of definitive agreements.

Following the expiration of the framework agreement with FPCC, we began in-depth evaluation of options for a stand-alone HSBC expansion project at other locations in the Asia Pacific region. However, during the fourth quarter of 2012, FPCC informed us that it was successful in its efforts to resolve the issue with respect to the conditions attached to the environmental permit. Following this important development, Kraton and FPCC renewed discussions regarding the proposed joint venture, ultimately resulting in the successful execution of definitive documentation to form the venture.

Based upon current estimates of the construction timeline and subject to timely receipt of all required permits, we anticipate that mechanical completion of the plant could occur as early as mid-2015. At this time, after completing our initial engineering estimate, we anticipate the total project construction cost will be at least $200.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we currently estimate our share of the funding for the joint venture will be approximately $50.0 million of which approximately $40.0 million is currently estimated to be funded in 2013. We currently anticipate funding our 2013 contributions with available liquidity.

Products

Our Kraton polymer products are high performance elastomers that are engineered for a wide range of end use applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion and hot melt, and solution applied coatings.

Our products are manufactured along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	CariflexTM isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, adhesives, sealants and coatings, and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. Below is an overview of our four primary product lines.

USBCs. We developed the first USBC polymers in 1964 and built the first dedicated block copolymer facility in Belpre, Ohio, in 1971. As of December 31, 2012, our USBC product portfolio included 105 core commercial grades of products. Sales of USBC products comprised approximately 59.1%, 59.3% and 59.1% of our sales revenue in 2012, 2011 and 2010, respectively.

USBCs are used in three of our core end use markets (Advanced Materials, Adhesives, Sealants and Coatings, and Paving and Roofing) in a range of products to impart performance characteristics such as:

•	resistance to temperature and weather extremes in roads and roofing;

•	resistance to cracking, reduced sound transmission and better drainage in porous road surfaces;

•	impact resistance for consumer plastics; and

•	increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers.

HSBCs. We developed the first HSBC polymers in the late 1960s for use in production of soft, strong compounds for handles and grips and elastic components in diapers. As of December 31, 2012, our HSBC product portfolio included 76 core commercial grades of products. HSBC products are significantly more complex to produce than USBC products and, as a result generate higher margins than USBCs. Sales of HSBC products, comprised 31.2%, 31.6% and 31.2% of our sales revenue in 2012, 2011and 2010, respectively.

HSBCs are primarily used in our Advanced Materials and Adhesives, Sealants and Coatings end use markets to impart performance characteristics such as:

•	stretch properties in disposable diapers and adult incontinence products;

•	soft feel in numerous consumer products such as razor blades, power tools, and automobile internals;

•	impact resistance for demanding engineering plastic applications;

•	flexibility for wire and cable plastic outer layers;

•	improved flow characteristics for many industrial and consumer sealant and lubricating fluids;

•	resistance to ultraviolet light;

•	processing stability and viscosity; and

•	elevated temperature resistance.

Cariflex. We market our IR and IRL products under the Cariflex brand name. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins. As of December 31, 2012, our Cariflex product portfolio included 7 core commercial grades of products. Cariflex comprised 7.4%, 6.9% and 7.5% of our sales revenue in 2012, 2011 and 2010, respectively.

Isoprene rubber (formed from polymerizing isoprene) is a high purity, non-SBC product. Our IR polymers are available as bales of rubber or as latex. We focus our IR polymers, which are produced using nanotechnology, in demanding applications such as medical products, adhesives and tackifiers, paints, coatings and photo-resistors. Isoprene rubber latex (emulsion of IR in water) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact operations. Our IRL is specialized polyisoprene latex with a controlled structure and low chemical impurity levels obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages to natural rubber latex. IRL is predominately used in the synthetic surgical gloves and condoms.

We have undertaken several projects to support anticipated continued growth in demand for our Cariflex products. In 2011, we commissioned a line conversion project at our Belpre, Ohio, facility, which now provides for production of IR and replaces production capacity at our former manufacturing facility in Netherlands which was closed in 2009. During 2011, we also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil, facility. Further, we executed a contract with a supplier in Japan to expand manufacturing capacity for IRL. This expansion was completed in January 2013 and is expected to double our existing capacity in Japan. We anticipate production to commence in mid-2013.

Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers and cover a wide range of polymers used in consumer and industrial applications. Compounds can be formulated so that they meet the specific requirements of our customers. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products. As of December 31, 2012, our Compounds product portfolio included 21 core commercial grades of products. Compounds comprised 2.1%, 1.9% and 2.2% of our sales revenue in 2012, 2011 and 2010, respectively.

Our End Use Markets

Our commercial activities are aligned to serve our four core end use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; (3) Paving and Roofing; and (4) Cariflex.

	Revenue Mix
End Use Markets	2012	2011	2010	Selected Applications/Products
Advanced Materials	26.9%	28.0%	29.8%

•   Consumer disposable and consumer durable soft touch

•   Engineering thermoplastics compatibilization and impact modification

•   Personal care

•   PVC alternatives for medical, wire and cable

•   Disposable food packaging and closures

•   Highly engineered polymer modification

•   Skin care products and lotions

•   Automotive interior and exterior

•   Stoppers for medical/pharmaceutical

Adhesives, Sealants and Coatings	35.9%	34.8%	34.3%	• Tapes and labels • Non-woven and industrial adhesives • Clear sealants • Lubricant additives

Paving and Roofing	29.6%	29.9%	27.8%	• Asphalt modification for performance roadways, bridges and airports • Asphalt modification for roofing felts and shingles

Cariflex	7.4%	6.9%	7.5%	• Surgical gloves • Condoms

Other	0.2%	0.4%	0.6%	• High styrenics packaging • Footwear • Other

Advanced Materials. We sell HSBC, USBC, and customized SBC based compounds, across multiple markets as part of the Advanced Materials end use market.

Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane, PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide, and ethylene-propylene-diene-monomer (“EPDM”) based products. We believe the ability to balance performance characteristics such as ease of use, desired aesthetics, haptics, and managing total end product costs are principal factors influencing final product decisions of our customers in this end use market.

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

Our SBCs are used in applications such as adhesives for diapers and hygiene products, sealants and coatings for construction and automotive applications, viscosity modification in health and beauty gels and adhesives for tapes and labels. Our SBCs in this end use market are compatible with many other formulating ingredients. Due to the limited supply of hydrocarbon resins, we continue to work on SBC modifying olefinic polymers that reduce the amount of resin required to formulate an adhesive, delivering similar cost and performance. We have expanded our offering of formulated compounds for both hydrocarbon tackifying resin reduction alternatives and solvent free co-extrusion adhesives for protective films that provide improved adhesive performance with no residue or haze after removal, both of which are commercialized.

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

Cariflex. We sell IR and IRL in this end use market. We primarily supply the surgical glove, condom and specialty medical device markets.

Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile and polychloroprene latex rubber, as well as polyurethane.

In the medical device markets, we believe that demand for products is driven by purity of the product (including lower metal residuals content, the absence of natural rubber proteins and lower use of plasticisers) and mechanical properties applicable to surgical gloves, stoppers, closure and other packaging applications. In coatings applications, we believe that demand is driven by the level of impurity, as low levels facilitate more durable coatings that compete with epoxy coating systems. In electronic applications, we believe that demand is driven primarily by low metal content, which we believe reduces the likelihood of quality issues.

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

Research, Development and Technology

Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $31.0 million, $28.0 million, and $23.6 million for research and development for the years ended December 31, 2012, 2011, and 2010, respectively. From time to time, we also engage in customer-sponsored research projects; with average spending of approximately $1.0 million a year for the three-year period ended December 31, 2012.

Our research and development activities are primarily conducted in laboratories in Houston, Texas, and Amsterdam, Netherlands. We also own a laboratory in Paulinia, Brazil, that provides technical services to our South American customers. Our application and technical service laboratories in Shanghai, China, and Tsukuba, Japan, provide support to our Asian customers. In addition, we have technical service staff located in Mont St. Guibert, Belgium.

Our professionals perform research using scientific application equipment located primarily at our Houston, Texas, Amsterdam, Netherlands, and Shanghai, China, research and development facilities. At all of our major research and development facilities, we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. Application equipment is used to evaluate polymers and compounds to determine optimal formulations. Our semi-works facility at our Belpre, Ohio location is scheduled to be completed in 2014. This facility will replace a pilot line that was previously maintained in Houston, Texas, and will provide scale up support to our manufacturing facilities as we commercialize new products in our innovation pipeline and will generate polymer samples for in-house researchers and external customers as we explore new products for the marketplace.

Sales and Marketing

Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, marketing representatives and distributors. The majority of our products are sold through our direct sales force. In countries where we generate substantial revenue, our sales force is organized by end use market in order to meet the specific needs of our customers. In geographic areas where it is not efficient for us to organize our sales force by end use market, we may use one sales team to service all end use markets.

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

Sales revenue from our customers outside the United States was approximately 67.2%, 65.9%, and 65.7% of our total sales revenue for the years ended December 31, 2012, 2011, and 2010, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. generally accepted accounting principles (“GAAP”). For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. See Note 14 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of sales revenue and long-lived assets as of and for the years ended December 31, 2012, 2011, and 2010.

We generated our sales revenue from customers located in the following regions:

Revenue by Geography:	2012	2011	2010
Americas	40.0%	41.0%	41.9%
Europe, Middle East and Africa	39.1%	40.0%	36.9%
Asia Pacific	20.9%	19.0%	21.2%

Sources and Availability of Raw Materials

We use butadiene, styrene and isoprene (also referred to as monomers) as our primary raw materials in manufacturing our products. The monomers used by our U.S. and European facilities are predominantly supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. For our U.S. facilities, we also procure a substantial amount of isoprene from various suppliers in Russia, China and Japan. These purchases include both spot and contract arrangements and we have increased the number of these contracts to enhance the availability of our isoprene supply. Our facility in Paulinia, Brazil, generally purchases all of its raw materials from local third-party suppliers. In Japan, butadiene and isoprene are supplied under our joint venture agreement with JSR Corporation. Styrene in Japan is sourced from local third-party suppliers. We believe our contractual and other arrangements with our suppliers of butadiene, styrene, and isoprene will generally provide an adequate supply of raw materials at competitive, market-based prices to support our current sales levels. However, we can provide no assurance that suppliers will perform under their contracts, that we will be able to adequately replace expiring or terminated contracts, that we would be able to obtain substitute arrangements on feasible terms or that we will generally be able to source raw materials on economic terms in the future.

Butadiene. Butadiene is available on the global petrochemical market with approximately eight producers in the Americas, 30 in Europe, 51 in Asia and six in the Middle East. Prices for butadiene are affected by worldwide supply and demand for butadiene and natural rubber and by prevailing energy prices. We currently source our butadiene in the United States pursuant to contractual arrangements generally having terms ranging from one to three years, subject to renewal conditions, and butadiene in Europe pursuant to contracts and arrangements with LyondellBasell. The contract covering Germany will expire on December 31, 2040, and will be renewed automatically at the conclusion of the current term unless terminated with prior written notice by either party. We acquire butadiene in France from LyondellBasell under a contract that became effective on January 1, 2012 and expires on December 31, 2014. In Brazil, butadiene is obtained from a local third-party source. In Kashima, Japan, a majority of our butadiene needs are sourced from JSR Corporation (“JSR”) on a commercial supply basis.

Styrene. Styrene is available on the global petrochemical market with approximately 11 producers located in the Americas, 20 in Europe, 52 in Asia and five in the Middle East. Prices for styrene are impacted by worldwide supply and demand for styrene, the cost and availability of ethylene and benzene, and prevailing energy prices. We currently source styrene in the United States and Europe pursuant to contractual arrangements generally having terms ranging from one to three years, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply.

Isoprene. Isoprene is primarily produced and consumed captively by manufacturers for the production of IR, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. Prices for isoprene are impacted by the supply and prices of natural and synthetic rubber, prevailing energy prices and the existing supply and demand of isoprene in the market. We currently source our global isoprene requirements through a variety of contractual arrangements generally having terms ranging from one to three years, subject to renewal conditions. We also purchase additional supplies of isoprene from various suppliers at prevailing market prices. In Kashima, Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. We have historically had adequate supplies of isoprene. However, we have periodically experienced periods of limited supply due to operational problems at key producers, resulting from limited availability of crude raw materials for the isoprene extraction units. During these periods, we have normally been able to meet most of our needs by acquiring relatively expensive isoprene from other suppliers. We believe our contractual arrangements with several suppliers as well as spot arrangements and longstanding relationships with other third-party suppliers of isoprene will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels.

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

SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dynasol Elastomers, Kuraray Company, Korea Kumho P.C., Lee Chang Yung, LG Chemical, Sinopec, Taiwan Synthetic Rubber Corporation, Versalis and Zeon Corporation. Generally, however, we believe individual competitors do not compete across all of our end use markets.

Product Substitution. We also compete against a broad range of alternative, non-SBC products within each of our end use markets. See “Part I, Item 1. Business” for further discussion of product substitution in our end use markets.

Operating and Other Agreements

Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities. LyondellBasell charges us fees based on certain costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LyondellBasell employs and provides all staff, other than certain managers, assistant managers and technical personnel whom we may appoint. The original agreement had an initial term of 20 years, beginning in February 2001, indefinitely renewing automatically for consecutive five-year periods. On March 13, 2012, we executed a new operating agreement with LyondellBasell effective as of January 1, 2012. The agreement has an unlimited term, and is terminable as of any date after December 31, 2014 upon 18 months’ prior notice by either party. As such, the earliest date that either party could issue a termination notice would be June 30, 2013. The new agreement also provides for site services, utilities, materials and facilities, which had previously been under a separate agreement.

Pursuant to an agreement dated March 31, 2000 as subsequently amended, LyondellBasell operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LyondellBasell a monthly fee, as well as costs incurred by LyondellBasell in providing the various services, even if the facility fails to produce any output (whether or not due to events within LyondellBasell’s control), and even if we reject some or all output. This agreement is terminable after an initial term of 40 years upon five years’ prior written notice.

Information Systems

We utilize ERP software systems to support each of our facilities worldwide. Our ERP software systems utilize a single global system, which provides reliability of our systems and best practices for our industry. The ERP software systems are supported by internal resources. Technical upgrades to the ERP systems are performed every 12 to 18 months to ensure the latest functionality is available. In 2012, a warehouse management system utilizing handheld scanners was implemented at our warehouses, which facilitated improved inventory accuracy and movement. This technology will continue to be deployed to other areas of our manufacturing facilities. An annual disaster recovery exercise is performed on critical systems, both internally and those utilizing third-party data centers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. In 2012, we were awarded 71 patents for new products or applications and at December 31, 2012, we had 1,171 granted patents and 291 pending patent applications. Since patents are generally in effect for a period of 20 years as of the filing date, this means that a significant portion of our portfolio will remain in effect for a long period (assuming most of these applications will be granted). The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business. Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to us.

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

Employees

We had 941 full-time employees at December 31, 2012. In addition, 175 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements. See “—Operating and Other Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

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

For example, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio facility. On December 20, 2012, the EPA announced that it had finalized the clean air standards for industrial boilers, and certain incinerators, and non-hazardous secondary materials. On January 31, 2013 the final rule was published in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016, three years from the date of publication in the Federal Register. We plan to be in compliance with the MACT standards prior to the expiration of the compliance period. Capital expenditures necessary to comply with the MACT rule are estimated to be $42.0 million to $52.0 million, of which approximately $2.1 and $0.9 million was incurred in 2012 and 2011, respectively, and approximately $15.0 million, of which $3.0 million will be financed with a capital lease, is expected to be incurred in 2013 with the balance expected to be incurred between 2014 and 2015. While this is a compliance driven project, we also expect to lower operating costs by approximately $10.0 million per year by 2016.

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

Seasonality

Seasonal changes and weather conditions typically affect the Paving and Roofing end use market and generally result in higher sales volumes into this end use market in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. However, sales volumes into this end use market were lower in the second and third quarter of 2012 than in the first quarter of 2012, during which demand was higher than normal, particularly in Europe and North America paving. Our other end use markets tend to show relatively little seasonality.

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

Our business and operating results have been affected by the global recession, fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. The European debt crisis and related European financial restructuring efforts have contributed to instability in the European markets in which we operate. Uncertainty regarding global economic conditions poses a continuing risk to our business, as consumers and businesses may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which may reduce demand for our products. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our results of operations, financial condition and cash flows could be materially adversely affected.

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

We have operating and service agreements with LyondellBasell Industries, or LyondellBasell, that are important to our business. We are a party to:

•

operating agreements under which LyondellBasell (in Berre, France, and Wesseling, Germany) operates and maintains our European manufacturing facilities and employs and provides almost all of the staff for those facilities; these operating agreements also provide for site services, utilities, materials and facilities, which had previously been under a separate agreements; and

•	lease agreements under which we lease our European manufacturing sites from LyondellBasell.

Under the terms of the above agreements, either party is permitted to terminate the applicable agreement in a variety of situations. The operating agreement relating to the Berre facility is terminable by either party as of any date after December 31, 2014 upon 18 months’ prior written notice. Should LyondellBasell fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or provide them ourselves. Similarly, if in connection with or independent from the termination of an operating agreement, LyondellBasell terminates a facility lease, we would be forced to relocate our manufacturing facility. The failure of LyondellBasell to perform its obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us. Under certain of these agreements, we are required to indemnify LyondellBasell, including in certain circumstances for loss and damages resulting from LyondellBassell’s negligence in performing their obligations.

The failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.

Our manufacturing processes use three primary raw materials: styrene, butadiene and isoprene. We have entered into long-term supply agreements with Shell Chemicals, LyondellBasell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, if at all, which may significantly impact our operations.

In addition, most of our long-term contracts contain provisions that allow our suppliers to limit, or allocate, the amount of raw materials shipped to us below the contracted amount in certain circumstances. If we are required to obtain alternate sources for raw materials because a supplier is unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers in sufficient quantities or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us, if at all. A lack of availability of raw materials could have a material adverse effect on our results of operations.

If the availability of isoprene is limited, we may be unable to produce some of our products in quantities or on economic terms demanded by our customers, which could have an adverse effect on our sales of products requiring isoprene.

Isoprene is not widely available, and the few isoprene producers tend to use their production for captive manufacturing purposes or to sell only limited quantities into the world chemicals market. As a result, there is limited non-captive isoprene available for purchase in the markets in which we operate.

Currently, we source our isoprene requirements for the United States and Europe from a portfolio of suppliers. In Japan, we obtain the majority of our isoprene requirements from our joint venture partner, and from alternative suppliers as needed. In Brazil, isoprene is primarily obtained from a local third party supplier. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain isoprene in quantities required for our operations on terms favorable to us, or at all. A lack of availability of isoprene in the quantities we require to produce products containing isoprene could have a material adverse effect on our results of operations.

Because there is limited non-captive isoprene availability, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are impacted by the supply and prices of natural and synthetic rubber, prevailing energy prices and the existing supply and demand of isoprene in the market. In the past, tight supply in the isoprene market has been exacerbated by operational problems of some key producers and reduced availability of crude C5 inputs for the extraction units. More recently, the trend toward lighter ethylene cracker feedslates has reduced the supply of crude C5 in the United States. This decrease has been replaced by imports of crude C5 and/or isoprene. Significant increases in the cost of isoprene could have a material adverse impact on our business, financial condition or results of operations.

If the availability of butadiene is limited, we may be unable to produce some of our products in quantities or on ecomomic terms demanded by our customers, which could have an adverse effect on our sales of products requiring butadiene.

The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. With the trend toward lighter ethylene cracker feedslates in the United States, there has been a reduction in the supply of crude C4. The North American market has been supplemented by imports of crude C4 and butadiene. Historically, the European market has been better balanced and provided exports to North America. Currently, our butadiene requirements in the United States are satisfied by several suppliers, and LyondellBasell is our major butadiene supplier in Europe. In general, the quantity of butadiene available in any one region is dependent on the cracking inputs of olefins plants, ethylene demand, inter-regional demand for butadiene and demand for other oil derivatives. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms. A lack of availability of butadiene in the quantities we require to produce products containing butadiene could have a material adverse effect on our results of operations.

If the availability of styrene is limited, we may be unable to produce some of our products in quantities or on economic terms demanded by our customers, which could have an adverse effect on facility utilization and our sales of products requiring styrene.

We satisfy our styrene requirements in the United States and Europe pursuant to purchase agreements with maturities extending to the end of 2013, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and consequently our future acquisition costs for styrene may therefore increase.

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. On a first-in, first-out (FIFO) basis, these monomers together represented approximately $732.9 million, $658.9 million and $515.9 million or 61.5%, 58.8% and 55.6% of our total cost of goods sold for the years ended December 31, 2012, 2011 and 2010, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these monomers, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. Political unrest in the Middle East and market dislocation resulting from U.S. sanctions relating thereto could lead to increases in the price of crude oil, and, as a result, in the price of our primary raw materials. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these three monomers, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

In response to volatile raw material price increases, we have aggressively pursued price increases for our products to offset increased costs. Although we have been successful in recovering a substantial amount of the raw material cost increases while retaining customers, there can be no assurance that we can continue to recover raw material costs or retain customers in the future. As a result of our pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on our results of operations.

Significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock.

We use FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (ECRC). Specifically, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC, and in periods of rising raw material costs, gross profit will be higher under FIFO than under ECRC. However, because monomer costs are difficult to predict, we cannot accurately anticipate fluctuations in monomer costs with precision, or effectively or economically hedge against the effects of any such change. If monomer costs fluctuate in a quarter, our earnings will be affected, the magnitude of which could be significant, which could cause our earnings to depart from the periodic expectations of financial analysts or investors and, therefore, the market price of our common stock may be volatile as a result.

Our end use markets are highly competitive, and we may lose market share to other producers of styrenic block copolymers or to producers of other products that can be substituted for our products.

Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core end use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. If we are unable to keep pace with our competitors’ product and manufacturing process innovations, our financial condition and results of operations could be materially adversely affected.

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

Our industry and the end use markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth and profitability will depend on our ability to gauge the direction of the commercial and technological progress in all key end use markets, and upon our ability to successfully develop, manufacture and market products in such changing end use markets. In order to maintain our profit margins and our competitive position, we must continue to identify, develop and market innovative products on a timely basis to replace existing products. We may not be successful in developing new products and technology that successfully compete with newly introduced products and materials, and our customers may not accept, or may have lower demand for, any of our new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to our customers’ needs, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products.

Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information relating to our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

In addition, we acquired a significant number of patents from Shell Chemicals. According to the agreements with Shell Chemicals relating to their contribution of these patents to us and our ownership of these patents, Shell Chemicals retained for itself fully-transferable and exclusive licenses to their use outside of the elastomers business, as well as fully-transferable non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions.

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

As of December 31, 2012, our indebtedness consists of:

•	$96.9 million senior secured term loan under our senior secured credit facility; and

•	$350.0 million principal amount of senior unsecured notes.

In addition, we can borrow up to $200.0 million under the revolving portion of our senior secured credit facility upon the satisfaction of certain financial covenants, and we have the option to raise up to $125.0 million of incremental term loans or increased revolving credit commitments, either of which, if borrowed, would be senior secured indebtedness and subject to compliance with certain covenants and other conditions.

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

•

increase the risk that we breach financial covenants and other restrictions in our debt agreements, which can be exacerbated by volatility in the cost of our monomers and the resulting impact on our earnings that are used to calculate the consolidated net leverage ratio for purposes of our financial covenants;

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

Our debt instruments, including the senior secured credit facility and the indenture governing the senior notes, impose significant operating and financial restrictions on us and affect our ability to access liquidity.

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

In addition, the financial covenants contained in our senior secured credit facility could limit our ability to access the revolving portion of the facility. As of December 31, 2012, the amount available under the $200.0 million revolving portion of our senior secured credit facility was limited to $128.7 million, and we currently anticipate having limited access to the revolving portion of our senior secured credit facility through the first half of 2013. If we were unable to access needed liquidity due to these financial covenants, our business could be materially adversely affected.

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

We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, France and Japan, in addition to our operations in the United States. In February 2013, we executed definitive agreements governing the formation of a 50/50 joint venture with FPCC in Mailiao, Taiwan.

Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	risk of non-compliance with the United States Foreign Corrupt Practices Act or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations;

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries; and

•	civil unrest, including labor unrest, in response to local political conditions.

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

We may have additional tax liabilities.

We are subject to income taxes and state taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different to that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, our results of operations, financial position and cash flows could be adversely affected.

Our formation of a joint venture to expand HSBC capacity in Asia is subject to risks and uncertainties.

In February 2013, we executed definitive agreements governing the formation of a 50/50 joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. This project is in its initial phase and remains subject to numerous known and unknown contingencies, including governmental approvals and permitting; cost and availability of raw materials, labor and financing; weather and operational delays; and economic, political and other disruptions. The facility may not be successfully constructed and operated within our expected timeframe or budget or yield expected results. If any of these risks materialize, our prospects in Asia and as a result, our ability to meet demand for HSBC products could be materially adversely affected.

Our relationship with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. We had 941 full-time employees as of December 31, 2012. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms, and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business and financial condition and results of operations.

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

We generally do not have long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.

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

We sponsor a defined benefit pension plan. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $52.4 million at December 31, 2012. We contributed $8.0 million to the pension plan in 2012. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligation could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.

Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.

Chemical related assets, and U.S. corporations such as ours, may be at greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. Moreover, extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although they can be expected to continue to adversely impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

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

Any Supplemental Pension Benefits a participant may have accrued under the Kraton Polymers U.S. LLC Pension Benefit Restoration Plan also vests immediately on a change of control and any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, certain change of control transactions constitute an event of default under our credit facility and may require us to repurchase our outstanding senior notes at a price equal to 101% of their principal amount, plus any accrued and unpaid interest.

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

We do not currently pay dividends and may not pay any dividends for the foreseeable future.

We do not currently pay dividends, and we may not pay dividends to our stockholders for the foreseeable future. The senior secured credit facility and our senior notes indenture limit our ability to pay cash dividends and may preclude us from paying cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board deems relevant.

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

Kraton Performance Polymers, Inc. is a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries, including Kraton Polymers LLC. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. In addition, our subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.

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

Our properties consist primarily of manufacturing and research and development facilities for the production of specialty chemicals. The following table sets forth our principal facilities:

Location	Acres	Approximate Square Footage	Use	Owned/Leased
Belpre, Ohio	350	3,600,000	Manufacturing	Owned	(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Owned	(2)
Berre, France	9.0	392,000	Manufacturing	Owned	(2)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned	(3)
Houston, Texas	N/A	105,500	R&D	Leased	(4)
Shanghai, China	N/A	33,000	R&D	Leased	(4)
Amsterdam, Netherlands	N/A	32,015	R&D	Leased	(4)
Tsukuba, Japan	4.5	23,327	R&D	Leased	(4)

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.
(2)	We lease the land, but own the manufacturing facility and production equipment.
(3)	The Kashima, Japan, facility is owned by our 50%-50% joint venture with JSR.
(4)	We lease the facility, but own the equipment.

Belpre, Ohio. Our Belpre site is our largest manufacturing facility, with connections to barge, rail and truck shipping and receiving facilities. The Belpre site has approximately 192 kilotons of production capacity to which we are entitled. The Belpre facility currently produces USBC, HSBC, and Cariflex products. A portion of the HSBC capacity at Belpre is owned by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre facility and the land on which it is located.

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

Paulinia, Brazil. Our Paulinia site is located with access to major highways. The facility currently has a production capacity of approximately 29 kilotons of USBC in addition to capacity dedicated to producing Cariflex products. We own the facility and the land at Paulinia. BASF owns the adjacent site and shares title to the facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.

Kashima, Japan. Our Kashima site is owned and operated by a manufacturing joint venture named Kraton JSR Elastomers K.K., or KJE, between us and JSR. The Kashima site is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber plants and butadiene and isoprene extraction units. This site is serviced by rail, barge and truck connections. Production capacity is approximately 31 kilotons of USBC products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement.

JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton® brand name although this amount may vary from time to time based on the economic interest of the joint venture. We and JSR each have a right of first refusal on the transfer of the joint venture interests of the other.

Research, Development and Technical Service Facilities. Our research and development activities are primarily conducted in laboratories in Houston, Texas, and Amsterdam, Netherlands. We support our customers via a technical service network of laboratories around the globe. Our technical service laboratories are located in Shanghai, China, Tsukuba, Japan, and Paulina, Brazil. In addition we have a technical service office in Mont St. Guibert, Belgium.

We perform application development and technical service support in all locations. In addition, our research and development centers in Houston and Amsterdam carry out polymer and process development to support our manufacturing sites as well as our customers.

Item 3.	Legal Proceedings.

We received notice from the tax authorities in Brazil assessing R$ 5.4 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million of property taxes related to the 2009 tax year. The tax authorities claimed that we did not timely file forms that serve to cap property taxes for 2009. We believe that all such forms were timely filed and that we were otherwise in compliance with the related applicable filing requirements. In March 2012, the tax authorities advised us of their final ruling in this matter and assessed us a final amount of €4.7 million, including penalties of €0.4 million. As such, we settled this obligation and recorded charges of approximately $5.6 million and $0.6 million, on a pre-tax basis, to cost of goods sold and selling, general, and administrative expenses, respectively, in March 2012.

Kraton was a party to an arbitration proceeding with LyondellBasell regarding the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Following receipt of the September 9, 2010 notice, Kraton paid an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties. On March 13, 2012, Kraton and LyondellBasell reached a settlement regarding the matter, and in connection therewith entered into a series of commercial agreements and amendments to existing commercial agreements. In 2012, we recorded a benefit of approximately $6.8 million, on a pre-tax basis, to cost of goods sold for a refund received in the settlement of net increased payments we had been making to LyondellBasell.

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

For information regarding legal proceedings, including environmental matters, see “Part I, Item 1. Business—Environmental Regulation” and Note 12 Commitments and Contingencies (subsections (b) and (d) of which are incorporated herein by reference) to the consolidated financial statements for further discussion.

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

	Stock Price Range
	High	Low
2012
Fourth Quarter	$26.69	$19.54
Third Quarter	$27.30	$18.76
Second Quarter	$27.75	$17.61
First Quarter	$31.17	$20.73

2011
Fourth Quarter	$21.85	$14.37
Third Quarter	$41.84	$15.26
Second Quarter	$47.89	$34.51
First Quarter	$41.75	$30.03

We have not previously declared or paid any dividends or distributions on our common stock. As of February 22, 2013, we had approximately 96 shareholders of record of our common stock and approximately 18,000 beneficial owners.

Stock Performance Graph

The following graph reflects the comparative changes in the value from December 17, 2009, the first trading day of our common stock on the NYSE, through December 31, 2012, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders’

(Includes reinvestment of dividends)

		Annual Return Percentage, Years Ending
Company Name / Index		12/31/09	12/31/10	12/31/11	12/31/12
Kraton Performance Polymers, Inc.		0.37%	128.24%	(34.41)%	18.37%
S&P SmallCap 600 Index		3.68%	26.31%	1.02%	16.33%
Dow Jones U.S. Specialty Chemicals		1.04%	37.19%	(2.82)%	32.23%

	Cumulative Value of $100 Investment, through December 31, 2012
Company Name / Index	Base Period 12/17/09	12/31/09	12/31/10	12/31/11	12/31/12
Kraton Performance Polymers, Inc.	$100.00	$100.37	$229.09	$150.26	$177.87
S&P SmallCap 600 Index	$100.00	$103.68	$130.95	$132.28	$153.88
Dow Jones U.S. Specialty Chemicals	$100.00	$101.04	$138.62	$134.70	$178.11

Dividends

We have not previously declared or paid any dividends or distributions on our common stock and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. We are currently restricted in our ability to pay cash dividends on our common stock by the covenants in the senior secured credit facility. In addition, the terms of our senior notes restrict our ability and the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities. For more information about these restrictions, see Note 7 Long-Term Debt to the consolidated financial statements.

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

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated statements of operations data:
Operating revenue:
Sales revenue	$1,423,122	$1,437,479	$1,228,425	$920,362	$1,171,253
Other revenue(1)	0	0	0	47,642	54,780

Total operating revenue	1,423,122	1,437,479	1,228,425	968,004	1,226,033
Cost of goods sold	1,191,680	1,121,293	927,932	792,472	971,283

Gross profit	231,442	316,186	300,493	175,532	254,750

Operating expenses:
Research and development	31,011	27,996	23,628	21,212	27,049
Selling, general and administrative	98,555	101,606	92,305	79,504	101,431
Depreciation and amortization	64,554	62,735	49,220	66,751	53,162
Impairment of long-lived assets	5,434	0	0	0	0

Total operating expenses	199,554	192,337	165,153	167,467	181,642

Gain (loss) on extinguishment of debt	0	(2,985)	0	23,831	0
Earnings of unconsolidated joint venture(2)	530	529	487	403	437
Interest expense, net	29,303	29,884	23,969	33,956	36,695

Income (loss) before income taxes	3,115	91,509	111,858	(1,657)	36,850
Income tax expense (benefit)	19,306	584	15,133	(1,367)	8,431

Net income (loss)	$(16,191)	$90,925	$96,725	$(290)	$28,419

Earnings (loss) per common share:
Basic	$(0.50)	$2.85	$3.13	$(0.01)	$1.46
Diluted	$(0.50)	$2.81	$3.07	$(0.01)	$1.46
Weighted average common shares outstanding:
Basic	31,939	31,786	30,825	19,808	19,387
Diluted	31,939	32,209	31,379	19,808	19,464

(1)	Other revenue includes the sale of by-products generated in the production of IR and SIS at Pernis, where we ceased production on December 31, 2009.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$223,166	$88,579	$92,750	$69,291	$101,396
Total assets	$1,229,189	$1,153,756	$1,080,723	$974,499	$1,031,874
Total debt	$448,017	$392,500	$382,675	$384,979	$575,316

	2012	2011	2010	2009	2008
Other data:
Ratio of earnings to fixed charges	1.02:1.00	3.54:1.00	5.07:1.00	0.95:1.00	1.93:1.00

Our earnings were insufficient to cover our fixed charges by approximately $1.6 million for the year ended December 31, 2009.

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our executive compensation plan bases incentive compensation payments on our Adjusted EBITDA and Adjusted EBITDA at ECRC performance, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Years ended December 31,
	2012	2011	2010
	(in thousands)
EBITDA(1)	$96,972	$184,128	$185,047
Adjusted EBITDA(2)	113,309	194,327	194,906
Adjusted EBITDA at ECRC(3)	143,842	127,995	182,760
Gross Profit at ECRC(4)	261,975	249,854	288,347

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Limitations for EBITDA as an analytical tool include the following:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•

EBITDA calculation under the terms of our debt agreements may vary from EBITDA presented herein, and our presentation of EBITDA herein is not for purposes of assessing compliance or non-compliance with financial covenants under our debt agreements;

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure; and

•	EBITDA is not a measure of discretionary cash available to us to invest in the growth of our business.

(2)	We prepare Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(3)

Adjusted EBITDA at estimated current replacement cost (ECRC) is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the period-over-period comparability of our results of operations. Therefore, we provide the spread between FIFO and ECRC, and we present Adjusted EBITDA at ECRC as another supplemental measure of our performance. As an analytical tool, Adjusted EBITDA at ECRC is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

•

due to volatility in raw material prices, Adjusted EBITDA at ECRC may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with US GAAP; and

•

Adjusted EBITDA at ECRC may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.

Our presentation of Adjusted EBITDA at ECRC should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

(4)	Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. In addition, volatility in the cost of raw materials affects our results of operations and the period-over-period comparability of our results of operations. Therefore, we provide Gross Profit at ECRC as another supplemental measure of our performance. As a measure of our performance, Gross Profit at ECRC is limited because it often varies substantially from gross profit calculated in accordance with US GAAP due to volatility in raw material prices.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC only as supplemental measures. See our financial statements included elsewhere in this Form 10-K.

We reconcile net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$(16,191)	$90,925	$96,725
Add:
Interest expense, net	29,303	29,884	23,969
Income tax expense	19,306	584	15,133
Depreciation and amortization expenses	64,554	62,735	49,220

EBITDA	$96,972	$184,128	$185,047
Add (deduct):
Settlement gain(a)	(6,819)	0	0
Property tax dispute(b)	6,211	0	0
Storm related charges(c)	2,481	0	0
Retirement plan settlement(d)	1,100	0	0
Restructuring and related charges(e)	1,359	1,755	6,387
Non-cash compensation expense	6,571	5,459	3,472
Impairment of long-lived assets(f)	5,434	0	0
Loss on extinguishment of debt(g)	0	2,985	0

Adjusted EBITDA	$113,309	$194,327	$194,906

Add (deduct):
Spread between FIFO and ECRC	30,533	(66,332)	(12,146)

Adjusted EBITDA at ECRC	143,842	127,995	182,760

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects a charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general and administrative expenses.
(c)	Reflects the storm related charge at our Belpre, Ohio facility, which is recorded in cost of goods sold.
(d)	Reflects the retirement plan settlement charge associated with a disbursement from a benefit plan upon the retirement of an employee, which is recorded in selling, general and administrative expenses.
(e)	Includes charges related to severance expenses, fees associated with the public offering of our senior notes, secondary public offering of our common stock, consulting fees, charges associated with the restructuring of our European organization and evaluation of acquisition transactions.
(f)	Reflects the impairment of long-lived assets, of which $3.4 million and $2.0 million were associated with the HSBC facility and other long-term assets, respectively.
(g)	Reflects the loss on extinguishment of debt arising from the 2011 refinancing.

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Gross profit	$231,442	$316,186	$300,493
Add (deduct):
Spread between FIFO and ECRC	30,533	(66,332)	(12,146)

Gross profit at ECRC	261,975	249,854	288,347

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM, and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades, and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable and medical applications; polymers for slush molded automotive and faux leather applications; our NEXAR family of membrane polymers for water filtration and breathable fabrics; and synthetic cement formulations and other oilfield applications.

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

We offer 105, 76, 7 and 21 core commercial grades of USBC, HSBC, Cariflex and compounds, respectively. The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings, and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in more differentiated applications, such as soft touch and flexible materials, personal hygiene products, medical products, automotive components, and certain adhesives and sealant applications.

Product Line Sales Revenue:	2012	2011	2010
USBCs	59.1%	59.3%	59.1%
HSBCs	31.2%	31.6%	31.2%
Cariflex	7.4%	6.9%	7.5%
Compounds	2.1%	1.9%	2.2%
Other	0.2%	0.3%	0.0%

	Sales Revenue Mix
End Use Markets	2012	2011	2010
Advanced Materials	26.9%	28.0%	29.8%
Adhesives, Sealants and Coatings	35.9%	34.8%	34.3%
Paving and Roofing	29.6%	29.9%	27.8%
Cariflex	7.4%	6.9%	7.5%
Other	0.2%	0.4%	0.6%

2012 Financial Overview

•	Sales volume was 313.4 kilotons in 2012 compared to 303.0 kilotons in 2011, an increase of 3.4%.

•

Sales revenue decreased $14.4 million in 2012 compared to 2011, primarily due to a $66.7 million negative impact from changes in foreign currency exchange rates, partially offset by increased sales volume of $42.2 million and global product sales price increases of $12.6 million related to increases in raw material costs, primarily isoprene.

•

Gross profit was $231.4 million in 2012 compared to $316.2 million in 2011. Included in the year-over-year decline of $84.7 million, is a $96.9 million negative impact associated with the spread between the first-in, first-out (“FIFO”) basis of accounting and estimated current replacement cost (“ECRC”). Net of the impact of this spread, gross profit at ECRC was $262.0 million in 2012 compared to $249.9 million in 2011.

•

Adjusted EBITDA was $113.3 million in 2012 compared to $194.3 million in 2011. Included in the year-over-year decline of $81.0 million, is a $96.9 million negative impact associated with the spread between FIFO and ECRC. Net of the impact of the spread, Adjusted EBITDA at ECRC was $143.8 million in 2012 compared to $128.0 million in 2011.

•

Net loss was $16.2 million, or $0.50 per diluted share in 2012 compared to net income of $90.9 million, or $2.81 per diluted share in 2011. Earnings per share were negatively impacted by certain items aggregating approximately $0.30 per diluted share in 2012 and $0.31 per diluted share in 2011. In addition, the impact in the change of our deferred tax asset valuation allowance increased our diluted loss per share by $0.95 in 2012 and increased our diluted earnings per share by $0.54 in 2011.

•	Cash provided by operating activities increased $81.6 million to $146.3 million in 2012 compared to $64.8 million in 2011.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $732.9 million, $658.9 million and $515.9 million or 61.5%, 58.8% and 55.6% of our total cost of goods sold for the years ended December 31, 2012, 2011and 2010, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Average butadiene purchase prices were lower during 2012 compared to 2011. Average isoprene and styrene purchase prices were higher in 2012 compared to 2011, with a more significant increase in isoprene prices. Average butadiene, isoprene and styrene purchase prices were higher in 2011 compared to 2010.

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

•	In 2012, reported results under FIFO were lower than results would have been on an ECRC basis by $30.5 million;

•	In 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $66.3 million;

•	In 2010, reported results under FIFO were higher than results would have been on an ECRC basis by $12.1 million;

•

We currently anticipate that our gross profit will reflect a negative spread between FIFO and ECRC of less than $3.0 million in the first quarter of 2013. This expectation is based on numerous complex and interrelated assumptions with respect to monomer costs, and ending inventory levels in the first quarter and the actual results may be significantly different based on first quarter results.

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

We generated our sales revenue from customers located in the following regions:

Revenue by Geography:	2012	2011	2010
Americas	40.0%	41.0%	41.9%
Europe, Middle East and Africa	39.1%	40.0%	36.9%
Asia Pacific	20.9%	19.0%	21.2%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains and losses, and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive loss. Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenue, expenses, gains and losses, and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to a pre-tax loss of $6.4 million, pre-tax income of $1.1 million and a pre-tax loss of $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The primary driver for our pre-tax losses and income for the periods presented was the change in foreign currency exchange rates between the Euro and U.S. dollar.

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales Revenue

Sales revenue decreased $14.4 million or 1.0% to $1,423.1 million for the year ended December 31, 2012 from $1,437.5 million for the year ended December 31, 2011. Excluding the negative effect of changes in foreign currency exchange rates totaling $66.7 million, revenue increased $52.3 million or 3.6%, of which $42.2 million resulted from a 3.4% increase in sales volume and $12.6 million resulted from increased average selling prices. Sales volumes were 313.4 kilotons and 303.0 kilotons for the years ended December 31, 2012 and 2011, respectively. Sales volumes increased primarily in Europe and Asia Pacific, which more than offset lower sales volumes into North America.

The following factors influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue decreased $19.8 million or 4.9% to $382.8 million for the year ended December 31, 2012 from $402.6 million for the year ended December 31, 2011. Excluding the $10.3 million impact of changes in foreign currency exchange rates, sales revenue declined $9.5 million or 2.4%. Sales volume was down 2.8% due to reduced sales of less differentiated products in all regions, partially offset by sales volume growth of higher value HSBC products, primarily in Asia Pacific. With respect to innovation sales volume, we experienced growth in PVC alternatives for medical and wire and cable applications.

•

Adhesives, Sealants and Coatings. Sales revenue increased $11.1 million or 2.2% to $510.8 million for the year ended December 31, 2012 from $499.7 million for the year ended December 31, 2011. Excluding a negative impact from changes in foreign currency exchange rates of $23.2 million, sales revenue was up $34.3 million or 6.9%. In addition to an increase in average selling prices, sales volume increased 3.7% with growth in all regions except North America, which was down modestly on lower sales volumes of less differentiated products. Sales volume increased for our innovation grades in lubricant additive, printing plate and oilfield applications.

•

Paving and Roofing. Sales revenue decreased $7.8 million or 1.8% to $421.4 million for the year ended December 31, 2012 from $429.3 million for the year ended December 31, 2011. Excluding the effect of changes in foreign currency exchange rates totaling $26.7 million, revenue increased $18.9 million or 4.4% due to higher sales volumes partially offset by a decline in average selling prices, driven by lower average monomer costs. Sales volumes were up 7.6% primarily in the European and Middle Eastern, South American and Asia Pacific paving markets, which more than offset a decline in North America roofing volumes.

•

CariflexTM. Sales revenue increased $6.6 million or 6.7% to $105.9 million for the year ended December 31, 2012 from $99.3 million for the year ended December 31, 2011. Excluding the $6.4 million impact from changes in foreign currency exchange rates, sales revenue improved $13.0 million or 13.1%. The revenue increase reflects increased sales volume, mainly in surgical glove applications, and an increase in average selling prices across the Cariflex portfolio.

•	Other sales revenue decreased $4.5 million to $2.2 million for the year ended December 31, 2012.

Cost of Goods Sold

Cost of goods sold increased $70.4 million or 6.3% to $1,191.7 million for the year ended December 31, 2012 from $1,121.3 million for the year ended December 31, 2011. The increase was driven largely by increased monomer costs in the amount of $85.2 million, which includes the year-over-year $96.9 million negative impact associated with the spread between the FIFO and ECRC basis, increased sales volumes in the amount of $30.9 million, a $5.6 million charge associated with the resolution of a property tax dispute in France, storm related charges of $2.5 million and restructuring and related charges of $1.0 million, partially offset by a $53.9 million decrease from changes in foreign currency exchange rates, and a $6.8 million benefit associated with a refund received in settlement of a matter with LyondellBasell (the “LBI settlement”).

Gross Profit

Gross profit decreased $84.7 million or 26.8% to $231.4 million for the year ended December 31, 2012 from $316.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, our reported gross profit under FIFO was lower than what it would have been under ECRC by approximately $30.5 million and for the year ended December 31, 2011 was higher by $66.3 million. See “—Factors Affecting Our Results of Operations—Raw Materials and Product Mix” above.

Operating Expenses

•

Research and Development. Research and development expense increased $3.0 million or 10.8%, primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and increased lease expense for our research and development facilities, partially offset by lower maintenance and operational costs. Research and development expenses were 2.2% of sales revenue for the year ended December 31, 2012 and 1.9% of sales revenue for the year ended December 31, 2011.

•

Selling, General and Administrative. Selling, general and administrative expense decreased $3.1 million or 3.0%. The decrease was primarily due to $2.9 million in lower information technology costs, $1.8 million from changes in foreign currency exchange rates and $1.2 million in restructuring and related costs, partially offset by $1.1 million of increased non-cash compensation expense, $1.1 million retirement plan settlement charge and a $0.6 million charge associated with the resolution of a property tax dispute in France. Selling, general and administrative expenses were 6.9% of sales revenue for the year ended December 31, 2012 and 7.1% of sales revenue for the year ended December 31, 2011.

•

Depreciation and Amortization. Depreciation and amortization increased $1.8 million or 2.9%, primarily due to increased levels of capital expenditures and depreciation of our asset retirement obligations.

•

Impairment of long-lived assets. We recorded a pre-tax charge of $5.4 million in the aggregate for the impairment of long-lived assets, of which $3.4 million was related to the HSBC facility in Mailiao, Taiwan and $2.0 million related to other long-lived assets. Our subsequent entry into definitive documents for the joint venture did not affect these charges.

Loss on Extinguishment of Debt

In connection with the refinancing of our indebtedness in the first quarter of 2011, we incurred a $3.0 million loss on the extinguishment of debt.

Interest expense, net

Interest expense, net decreased $0.6 million or 1.9% to $29.3 million for the year ended December 31, 2012 from $29.9 million for the year ended December 31, 2011. The decrease was primarily due to charges aggregating $5.2 million associated with the debt refinancing in the first quarter of 2011, partially offset by increased average debt balances.

Income tax expense

Our income tax expense was $19.3 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. Our effective tax rate was 619.8% and 0.6% for the years ended December 31, 2012 and 2011, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income earned in foreign jurisdictions and our limited ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, a valuation allowance of $90.4 million and $54.2 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $36.2 million in 2012, of which $30.7 million represents current period net operating losses and a reversal of the benefit recorded for prior net operating losses and $5.5 million represents changes in other comprehensive income (loss). We reduced our valuation allowance by $12.2 million in 2011 of which $17.3 million represents the benefit of utilizing net operating losses and the assessment of our ability to utilize net operating losses in future periods, partially offset by a $5.1 million increase which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been a 366.1% benefit and a 19.5% expense for the years ended December 31, 2012 and 2011, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the year ended December 31, 2012, we earned $63.0 million of pre-tax income in jurisdictions with a full year effective tax rate of 8.7%. For the year ended December 31, 2011, we earned $83.6 million of pre-tax income in jurisdictions with a full year effective tax rate of 11.6%.

Net income (loss)

Net loss was $16.2 million or $0.50 per diluted share for the year ended December 31, 2012, a decrease of $107.1 million compared to net income of $90.9 million or $2.81 per diluted share for the year ended December 31, 2011. Net loss for the year ended December 31, 2012 included charges of approximately $16.4 million, net of tax, associated with a property tax dispute in France, impairment related charges, storm related charges, restructuring and related charges, a retirement plan settlement charge and costs associated with our March 2012 offering, partially offset by $6.9 million, net of tax, associated with the LBI settlement. These items, net of tax, increased our diluted loss per share by $0.30 for the year ended December 31, 2012. Net income for the year ended December 31, 2011 included charges of approximately $9.8 million, net of tax, or $0.31 per diluted share associated with restructuring and related charges, costs associated with debt refinancing, costs associated with a secondary public offering of our common stock and charges associated with evaluating acquisition transactions. The impact of the change in our deferred tax asset valuation allowance increased our diluted loss per share by $0.95 for the year ended December 31, 2012 and increased our diluted earnings per share by $0.54 for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales Revenue

Sales revenue increased $209.1 million or 17.0% to $1,437.5 million for the year ended December 31, 2011 from $1,228.4 million for the year ended December 31, 2010. The increase was largely due to global product sales price increases of $177.8 million, which were primarily in response to higher raw material costs and changes in foreign currency exchange rates of $42.0 million, partially offset by decreased sales volumes of $15.3 million. Sales volumes were 303.0 kilotons for the year ended December 31, 2011 and 307.1 kilotons for the year ended December 31, 2010.

The following factors influenced our sales revenue in each of our core end use markets:

•

Advanced Materials. Sales revenue increased $36.4 million or 9.9% to $402.6 million for the year ended December 31, 2011 from $366.2 million for the year ended December 31, 2010. Sales revenue increased primarily due to global price increases implemented in response to rising raw material costs, on lower volumes. We saw continued growth of innovation-led volumes, driven by growth in European and Asia Pacific PVC replacement in medical and certain personal care applications. The innovation-led volume increases were offset by volume declines in less differentiated applications.

•

Adhesives, Sealants and Coatings. Sales revenue increased $78.6 million or 18.7% to $499.7 million for the year ended December 31, 2011 from $421.1 million for the year ended December 31, 2010. Sales revenue growth was primarily due to global price increases implemented in response to rising raw material costs. The increase was also attributable to increased sales volume into lubricant and additives applications, as well as higher volumes in our more differentiated HSBC polymer grades, including innovation-led volume growth in health and beauty gel applications, and innovation-led USBC growth in polychloroprene rubber replacement applications. These increases were partially offset by volume declines in our less differentiated polymer grades within our USBC portfolio.

•

Paving and Roofing. Sales revenue increased $88.0 million or 25.8% to $429.3 million for the year ended December 31, 2011 from $341.3 million for the year ended December 31, 2010. The increase was primarily due to global price increases implemented in response to rising raw material costs. We experienced improved European demand for our paving products and, to a lesser extent, in North America. Global roofing demand was down primarily due to lower demand in North America, partially offset by innovation-led volume gains in Europe.

•

CariflexTM. Sales revenue increased $7.4 million or 8.1% to $99.3 million for the year ended December 31, 2011 from $91.9 million for the year ended December 31, 2010. The increase reflects the continued volume growth of our Cariflex IRL, primarily used in surgical glove and condom applications. Furthermore, we saw continued volume growth for Cariflex IR in medical and coating applications.

Cost of Goods Sold

Cost of goods sold increased $193.4 million or 20.8% to $1,121.3 million for the year ended December 31, 2011 from $927.9 million for the year ended December 31, 2010. The increase was driven largely by increased monomer costs in the amount of $145.0 million, which includes the year-over-year $54.2 million positive impact associated with the spread between the FIFO and ECRC basis, and to a lesser extent $21.6 million in higher operating costs, and a $39.3 million increase from changes in foreign currency exchange rates, partially offset by $12.5 million due to lower sales volumes.

Gross Profit

Gross profit increased $15.7 million or 5.2% to $316.2 million for the year ended December 31, 2011 from $300.5 million for the year ended December 31, 2010. Our reported gross profit under FIFO was higher than what it would have been under ECRC by approximately $66.3 million for the year ended December 31, 2011 and $12.1 million for the year ended December 31, 2010. See “—Factors Affecting Our Results of Operations—Raw Materials and Product Mix” above.

Operating Expenses

•

Research and Development. Research and development expense increased $4.4 million or 18.5% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists and higher maintenance and operational costs. Research and development expenses were 1.9% of sales revenue for both of the years ended December 31, 2011 and 2010.

•

Selling, General and Administrative. Selling, general and administrative expenses increased $9.3 million or 10.1% primarily due to an increase in employee related costs as well as approximately $3.6 million of costs incurred during the year ended December 31, 2011 associated with the proposed joint venture with FPCC. Selling, general and administrative expenses were 7.1% of sales revenue for the year ended December 31, 2011 and 7.5% of sales revenue for the year ended December 31, 2010.

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

Interest expense, net

Interest expense, net increased $5.9 million or 24.6% to $29.9 million for the year ended December 31, 2011 from $24.0 million for the year ended December 31, 2010, primarily due to a $4.2 million write-off of debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement related to the debt refinancing that occurred in the first quarter of 2011. The average debt balances outstanding were $397.9 million at an average effective interest rate of 7.5% (6.2% excluding the above mentioned write-off of debt issuance costs and the settlement of our interest rate swap agreement associated with the debt refinancing) for the year ended December 31, 2011 and $388.3 million at an average effective interest rate of 6.2% for the year ended December 31, 2010.

Income tax expense

Our income tax expense was $0.6 million and $15.1 million for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates were 0.6% for the year ended December 31, 2011 and 13.5% for the year ended December 31, 2010. Our effective tax rates were lower than the statutory tax rate of 35.0% primarily due to the mix of pre-tax income earned in foreign jurisdictions and the partial release of our valuation allowance during these periods. Excluding the release of our valuation allowance, our effective tax rates would have been 19.5% for the year ended December 31, 2011 and 33.9% for the year ended December 31, 2010.

As of December 31, 2011 and 2010, a valuation allowance of $54.2 million and $66.4 million, respectively, had been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2011, we recorded changes in the valuation allowance on deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in the United States and France. We reduced our valuation allowance by $12.2 million in 2011 of which $17.3 million represents the benefit of utilizing net operating losses in 2011 and the assessment of the ability to utilize net operating losses in future periods partially offset by a $5.1 million increase in our valuation allowance to account for changes in other comprehensive loss. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

Our pre-tax income is generated in a number of jurisdictions and as such is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. In 2011, we earned $83.6 million of pre-tax income that was taxed at an effective tax rate of 11.6%. In 2010, we earned $48.5 million of pre-tax income that was taxed at an effective tax rate of 24.1%.

Net income

Net income was $90.9 million or $2.81 per diluted share for the year ended December 31, 2011, a decrease of $5.8 million compared to net income of $96.7 million or $3.07 per diluted share for the year ended December 31, 2010. The impact of the release of our deferred tax asset valuation allowance increased our diluted earnings per share by $0.54 and $0.73 for the years ended December 31, 2011 and 2010, respectively.

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

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the difference between the cost and the market value.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements that extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Approximately $2.6 million, $2.3 million and $0.5 million of interest cost were capitalized in 2012, 2011 and 2010, respectively. Depreciation is recognized using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Manufacturing control equipment	10 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
Computer hardware/information systems	3 years

Long-Lived Assets. In accordance with Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, (FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Asset Retirement Obligations (“ARO”). Our ARO consists of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our facilities. We recognize the fair value of a liability for an ARO in the period in which we have an existing legal obligation associated with the retirement of our facilities and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that management make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize changes in the liability resulting from the accretion of the liability to its non-discounted amount and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. Our ARO totaled $9.8 million at December 31, 2012 and $9.0 million at December 31, 2011. See Note 12 Commitments and Contingencies (subsection (c)) to the consolidated financial statements.

Contingencies. We are routinely involved in litigation, claims and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements.

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering, the estimated volatility has been based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on the historical volatility of both Kraton and similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

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

The estimated effect of alternate assumptions on the 2013 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and, in the case of our Retiree Medical Plan, health care cost increases.

The measurement date of the Pension Plan’s assets and obligations was December 31, 2012. Management applied a 4.21% discount rate, assumed an 8.5% long term expected rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2012 was approximately 55.3%, up from approximately 44.6% as of December 31, 2011, and the percentage of debt securities as of December 31, 2012 was approximately 36.5%, down from approximately 44.9% as of December 31, 2011. The plan’s strategic target asset allocation as of December 31, 2012 was 50% equity, 30% debt and 20% other, with the “other” component consisting of real estate funds, hedge funds and commodity funds. We have assumed that the funds in the “other” category together would behave similarly to debt and therefore included the 20% “other” as bonds in our assessment. Our management estimated a range of returns on the plan assets using a historical stochastic simulation model that determines the compound average annual return (assuming these asset classes—stocks, bonds and cash) over a 20-year historical period (the approximate duration of our liabilities under the Pension Plan). The distribution of results from these simulations provides the “best estimate range,” 25% of the simulations lie above and 25% of the simulations lie below this range. Based on the plan’s current target asset allocation, the reasonably anticipated range for asset returns (before non-investment expenses) was 6.5% to 10.5%. The asset return assumption set for determining the 2013 FASB ASC 715 expense was 8.5%, after non-investment expenses paid by the Trust. This is equivalent to a gross assumption of an 8.8% rate of return, less 0.3% for non-investment expenses, resulting in a return of 8.5% net of expenses. This assumed 8.8% rate falls within the best-estimate range, between the 50th and 75th percentile. For the Pension Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $2.5 million in our estimated Pension Plan expense for 2013. A 100 basis point decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $0.8 million, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $1.1 million in expenses for 2013, in each case holding all other assumptions and factors constant.

For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.3 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.2 million in our estimated expense for 2013, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 13 Employee Benefits to the consolidated financial statements.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facility to fund liquidity needs and enable us to service our indebtedness. At December 31, 2012, we had $223.2 million of cash and cash equivalents. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurances that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We have in place a $350.0 million senior secured credit agreement that provides for a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments. We can voluntarily prepay these loans at par without premium or penalty. We have borrowed all of the available commitments under the term loan facility, and plan to make a $15.1 million prepayment of outstanding indebtedness under our term loans in the first quarter of 2013 in accordance with the consolidated excess cash flow provision of the senior secured credit facility.

Under the terms of our senior secured credit agreement, we are subject to certain financial covenants, which include the maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. We are required to maintain a fiscal quarter end maximum consolidated net leverage ratio not to exceed 4.00:1.00 through December 31, 2012; not to exceed 3.50:1.00 beginning March 31, 2013 through December 31, 2013; not to exceed 3.25:1.00 beginning March 31, 2014 through December 31, 2014; and not to exceed 3.00:1.00 beginning March 31, 2015 and continuing thereafter. In addition, we are required to maintain a minimum consolidated net interest coverage ratio as of the end of any fiscal quarter of at least 3.00:1.00. Our failure to comply with any of these financial covenants would give rise to a default under the senior secured credit facility. The maintenance of these financial ratios is based primarily on our level of profitability and the amount of our outstanding debt obligations. If factors arise that negatively impact our profitability, we may not be able to satisfy our covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such financial covenants or other provisions. The respective lenders under the senior secured credit facility may not consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our senior secured credit facility, our inability to meet the financial covenants or other provisions of the senior secured credit facility would constitute an event of default under our senior secured credit facility, which would permit the bank lenders to accelerate the senior secured credit facility. Such acceleration may in turn constitute an event of default under our senior notes or other debt instruments. Due to the consolidated net leverage ratio of 3.02 to 1.00, which was below the 4.00 to 1.00 maximum allowed, the amount available under the revolving portion of our senior secured credit facility was limited to $128.7 million, and our liquidity amounted to $351.9 million at December 31, 2012. Although, we currently anticipate having limited access to the revolving portion of our senior secured credit facility during the first half of 2013, we expect to have access to substantially all of the revolving portion of our senior secured credit facility in the second half of 2013. We anticipate having adequate cash on hand to fund our expected liquidity needs during the periods in which we anticipate having limited access to the revolving portion of the senior secured credit facility. As of December 31, 2012, and as of the date of the filing of this report, we have no outstanding draws under the revolving portion of our senior secured credit facility. At December 31, 2012, we were in compliance with the covenants under the senior secured credit facility and the indenture governing the 6.75% senior notes.

In addition, we cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The term loan and revolving portions of the facility mature in February 2016. For additional information regarding our credit agreement, see “—Senior Secured Credit Agreement” in Note 7 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.

We made contributions of $8.0 million to our pension plan for the year ended December 31, 2012 and $7.4 million for the year ended December 31, 2011. We expect our total pension plan contributions for the year ended December 31, 2013 to be $6.2 million. In July 2012, federal legislation was signed into law providing pension funding relief by effectively increasing the interest rates used to value the liability. We elected to apply the provisions of this law, which reduced our total 2012 pension contributions to $8.0 million from $10.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2013, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2014 and beyond. See “—Critical Accounting Policies—Benefit Plan Valuations” above.

As of December 31, 2012, we had $142.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of certain net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece, and Ireland aggregated approximately $6.2 million at December 31, 2012. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” for further discussion.

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $146.3 million for the year ended December 31, 2012 and $64.8 million for the year ended December 31, 2011. This represents a net increase of $81.6 million, which was driven by changes in working capital, partially offset by a decrease in net income, as follows:

•	$128.6 million decrease in inventories of products, materials and supplies, largely due to lower cost and lower quantities;

•	$24.4 million decrease in accounts receivable primarily related to lower sales revenue and improved days sales outstanding;

•	$5.3 million increase in trade accounts payable primarily due to the timing of payments; and

•	$9.7 million increase in related party payables associated with purchases and timing of payments to our joint venture in Japan; partially offset by

•	$107.1 million decrease in net income.

Net cash provided by operating activities totaled $64.8 million for the year ended December 31, 2011 and $55.4 million for the year ended December 31, 2010. This represents a net year-over-year increase of $9.4 million of which $8.1 million was driven by changes in working capital including:

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

Investing Cash Flows

Net cash used in investing activities totaled $69.9 million and $64.4 million for the years ended December 31, 2012 and 2011. Capital projects in 2012 included the following:

•	$22.3 million to support our innovation platform, which includes $20.2 million related to the semi-works facility;

•	$23.8 million related to projects to optimize the production capabilities of our manufacturing assets; and

•	$18.1 million related to health, safety and environmental, including infrastructure and maintenance projects.

Net cash used in investing activities totaled $64.4 million for the year ended December 31, 2011 and $55.7 million for the year ended December 31, 2010. Capital projects in 2011 included the following:

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

Expected Capital Expenditures. We currently expect 2013 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $80.0 million to $85.0 million. Included in this estimate is approximately $14.6 million related to the semi-works facility, approximately $15.0 million, of which $3.0 million will be financed with a capital lease, to comply with the MACT rule, and approximately $19.0 million to

$22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2013 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform. In addition, at this time, after completing our initial engineering estimate, we anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we currently estimate our share of the funding for the joint venture will be approximately $50.0 million of which approximately $40.0 million is currently estimated to be funded in 2013. We currently anticipate funding our 2013 contributions with available liquidity.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of December 31, 2012 was approximately 52% equity and 48% debt compared to approximately 57% equity and 43% debt as of December 31, 2011.

Net cash provided by financing activities totaled $53.4 million for the year ended December 31, 2012 and net cash used in financing activities totaled $0.1 million for the year ended December 31, 2011. The $53.5 million increase in cash provided by financing activities was driven primarily by:

•

$393.2 million repayment of debt primarily related to the refinancing in February 2011, compared to a $45.6 million repayment of debt during 2012, which primarily includes a $40.0 million voluntary prepayment on the term loan portion of the senior secured credit facility in September 2012;

•	$12.1 million decrease in debt issuance costs paid; partially offset by

•

$298.8 million decrease in proceeds from debt, primarily related to $150.0 million term debt and $250.0 million senior notes in February 2011, compared to $101.3 million from the issuance of senior notes in March 2012; and

•	$7.3 million decrease in proceeds from the exercise of employee stock options.

Our consolidated capital structure as of December 31, 2011 was approximately 57% equity and 43% debt compared to approximately 54% equity and 46% debt as of December 31, 2010.

Net cash used in financing activities totaled $0.1 million for the year ended December 31, 2011 and net cash provided by financing activities totaled $16.5 million for the year ended December 31, 2010. The $16.6 million decrease in cash provided by financing activities was driven primarily by:

•	$15.2 million due to debt issuance costs related to the debt refinancing in February 2011; and

•	$10.7 million due to net proceeds from the exercise of the underwriters’ over-allotment option in January 2010 related to our initial public offering in December 2009; partially offset by

•	$9.1 million increase due to net proceeds from debt.

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

In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001, which would not, in any event, be covered by the Shell Chemicals’ indemnity. While we recognize that we may in the future be held liable for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.

The EPA issued new MACT standards for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio facility. On December 20, 2012, the EPA announced that it had finalized the clean air standards for industrial boilers, and certain incinerators, and non-hazardous secondary materials. On January 31, 2013 the final rule was published in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016, three years from publication in the Federal Register. We plan to be in compliance with the MACT standards prior to the expiration of the compliance period. Capital expenditures necessary to comply with the MACT rule are estimated to be $42.0 million to $52.0 million, of which approximately $2.1 and $0.9 million was incurred in 2012 and 2011, respectively, and approximately $15.0 million, of which $3.0 million will be financed with a capital lease, is expected to be incurred in 2013 with the balance expected to be incurred between 2014 and 2015. While this is a compliance driven project, we also expect to lower operating costs by approximately $10.0 million per year by 2016.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2012, 2011 or 2010.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2012, other than operating leases.

Contractual Obligations

Our principal outstanding contractual obligations relate to the term loan under the senior secured credit facility and the senior notes, the operating leases of some of our facilities and the feedstock contracts with Shell Chemicals, or its affiliates, LyondellBasell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations as of December 31, 2012 for the periods indicated.

	Payments Due by Period
Dollars in Millions	Total	2013	2014	2015	2016	2017	2018 and after
Long-term debt obligations	$446.9	$15.1	$0	$81.8	$0	$0	$350.0
Estimated interest payments on debt	159.0	28.5	26.9	28.6	23.8	23.6	27.6
Operating lease obligations	45.0	9.1	7.7	7.0	4.5	4.3	12.4
Capital lease obligation	3.0	3.0	0	0	0	0	0
Purchase obligations(1)	4,047.1	482.8	332.3	147.5	138.5	138.4	2,807.6
Estimated Pension obligations(2)	31.7	3.6	2.9	2.9	3.4	3.4	15.5

Total contractual cash obligations	$4,732.7	$542.1	$369.8	$267.8	$170.2	$169.7	$3,213.1

(1)	Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts that we meet with Shell Chemicals in an effort to determine a resolution equitable to both parties.
(2)	This represents our future pension contributions utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2012;

•

All assets at December 31, 2012 were moved into a portfolio of high quality bonds whose cash flow matches the expected cash flow of the “frozen” plan and assets were assumed to remain in such portfolio until all obligations of the plan were paid out;

•	An estimated Pension Protection Act of 2006 effective rate as of January 1, 2013 of 5.10%;

•	All contributions are made at the latest date allowable by law; and

•	All other assumptions as used in the 2012 funding actuarial valuation of the plan are met.

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

We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of December 31, 2012 consist of an interest rate swap, a series of non-deliverable forward contracts, forward contracts, and foreign currency option contracts.

Interest rate risk. We are exposed to interest rate risk as a result of our outstanding variable rate debt under our senior secured credit agreement. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on the exposure of the variability of future cash flows. In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed rate of 1.0%; therefore, including the current 3.0% margin on our Term Loans, our current hedged fixed rate is 4.0%. We recorded an unrealized loss of $0.8 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap as of December 31, 2012. This financial instrument is recorded at its fair value as of December 31, 2012, which is driven by the 30-day LIBOR forward curve. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10 basis points, from the rates as of December 31, 2012 for the life of the interest rate swap agreement. This hypothetical scenario would result in a change of $0.02 million in accumulated other comprehensive loss as of December 31, 2012.

Foreign currency exchange risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. We attempt to selectively manage significant exposures to potential foreign currency exchange losses based on current market conditions, future operating activities, and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to minimize the risk that our cash flows from the sale and/or purchase of services and products in foreign currencies will be adversely affected by changes in exchange rates. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. These contracts did not qualify for hedge accounting.

The notional amounts of open foreign currency option and forward contracts were $48.5 million at December 31, 2012 and $13.0 million at December 31, 2011. The notional amounts of our option and forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.

We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the U.S. dollar as of December 31, 2012 would result in a $2.6 million pre-tax loss for our net monetary assets denominated in currencies other than the U.S. dollar.

There are certain limitations inherent in the sensitivity analyses presented, primarily due to the assumption that interest rates and exchange rates change instantaneously in an equally adverse fashion. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled. While this is our best estimate of the impact of the various scenarios, these estimates should not be viewed as forecasts.

Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. Based on pricing as of December 31, 2012, a hypothetical 10.0% change in the market price for these raw materials would change our 2013 cost of goods sold by $51.4 million.

Item 8.	Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2012, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

See Management’s Annual Report on Internal Control over Financial Reporting on page F-2 of the audited consolidated financial statements provided under Item 8 of this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm on page F-3 of the audited consolidated financial statements provided under Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On February 27, 2013, we executed definitive agreements providing for a joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Based upon current estimates of the construction timeline and subject to timely receipt of all required permits, we anticipate that mechanical completion of the plant could occur as early as mid-2015. A brief description of the transaction follows, including a discussion of the material terms of the material definitive agreements, a shareholder agreement and a ground lease.

The joint venture Kraton Formosa Polymers Corporation (“KFPC”) will be a Taiwan entity. K.P. Investment B.V. (“KPI”), a wholly owned subsidiary of ours, will own a 50% interest in the joint venture, and FPCC will own the other 50%. The joint venture shall continue until terminated by mutual agreement of the parties or the occurrence of a termination event as set forth in the shareholder agreement. Each owner is restricted from transferring its joint venture interest to a third party without the consent of the other owner. Kraton and FPCC will have equal representation on the governing board of the joint venture. KPI has guaranteed minimum performance parameters of the HSBC plant, and Kraton has guaranteed all payment and performance obligations of KPI under the joint venture agreements.

KPI and its affiliates will be entitled to purchase all production from the plant and will have a minimum purchase obligation and associated fee if it fails to take the minimum required obligation. The joint venture will purchase butadiene, isoprene and hydrogen from FPCC, which produces these feedstocks at the Mailiao site.

During the five year period following initial start-up of the plant, KPI has the right to cause the joint venture to expand plant production capacity by up to an additional 30 kilotons per year. The initial plant site and expansion site (if any) will be leased from FPCC under a lease agreement that is coterminous with the joint venture. FPCC is subject to worldwide non-compete restrictions with respect to the HSBC business for the life of the joint venture (plus three years), and each party is obligated to consult with the other regarding potential joint investments in the USBC business in Taiwan if either seeks to produce USBCs in Taiwan during the first seven years of the joint venture.

Kraton will license proprietary technology and trademarks to the joint venture. KPI will provide technical and engineering services and operational training and general support to the joint venture, and FPCC will provide engineering and construction supervision, regulatory assistance, temporary utilities, procurement services, maintenance services and general support to the joint venture.

KPI and FPCC are obligated to capitalize the joint venture as needed. We expect that approximately 30% of capital needs will be satisfied through equity or debt financing provided by the owners and the remainder with third party, joint venture-level debt financing. At this time, after completing our initial engineering estimate, we anticipate the total project construction cost (excluding working capital) will be at least $200.0 million. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we currently estimate our share of the funding for the joint venture will be approximately $50.0 million, of which approximately $40.0 million is currently estimated to be funded in 2013. We currently anticipate funding our 2013 contributions with available liquidity. Excess cash at the joint venture, if any, will be distributed to the owners annually.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2013 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8:

Kraton Performance Polymers, Inc.

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2012 and 2011

(iii)	Consolidated Statements of Operations—years ended December 31, 2012, 2011 and 2010

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2012, 2011 and 2010

(v)	Consolidated Statements of Changes in Stockholders’ Equity—years ended December 31, 2012, 2011 and 2010

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2012, 2011 and 2010

(vii)	Notes to consolidated financial statements

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

Date: February 28, 2013

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/S/ KEVIN M. FOGARTY Kevin M. Fogarty	President, Chief Executive Officer and a Director (Principal Executive Officer)

/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay	Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JASON P. CLARK Jason P. Clark	Chief Accounting Officer (Principal Accounting Officer)

/S/ RICHARD C. BROWN* Richard C. Brown	Director

/S/ ANNA C. CATALANO* Anna C. Catalano	Director

/S/ STEVEN J. DEMETRIOU* Steven J. Demetriou	Director

/S/ DOMINIQUE FOURNIER* Dominique Fournier	Director

/S/ JOHN J. GALLAGHER, III* John J. Gallagher	Director

/S/ BARRY J. GOLDSTEIN* Barry J. Goldstein	Director

/S/ FRANCIS S. KALMAN* Francis S. Kalman	Director

/S/ DAN F. SMITH* Dan F. Smith	Director

/S/ KAREN A. TWITCHELL* Karen A. Twitchell	Director

*By:	/S/ STEPHEN E. TREMBLAY Stephen E. Tremblay As attorney-in-fact

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kraton Performance Polymers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kraton Performance Polymers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of Kraton Performance Polymers, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 28, 2013

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$223,166	$88,579
Receivables, net of allowances of $401 and $549	124,635	142,696
Inventories of products	340,323	394,796
Inventories of materials and supplies	10,331	9,996
Deferred income taxes	7,869	2,140
Other current assets	28,363	27,328

Total current assets	734,687	665,535
Property, plant and equipment, less accumulated depreciation of $311,779 and $281,442	381,205	372,973
Intangible assets, less accumulated amortization of $68,531 and $58,530	63,393	66,184
Investment in unconsolidated joint venture	13,582	13,350
Debt issuance costs	10,846	11,106
Deferred income taxes	79	0
Other long-term assets	25,397	24,608

Total assets	$1,229,189	$1,153,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,074	$7,500
Accounts payable-trade	99,167	88,026
Other payables and accruals	50,978	51,253
Deferred income taxes	513	0
Due to related party	16,080	14,311

Total current liabilities	181,812	161,090
Long-term debt, net of current portion	432,943	385,000
Deferred income taxes	22,273	6,214
Other long-term liabilities	99,946	83,658

Total liabilities	736,974	635,962

Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,277 shares issued and outstanding at December 31, 2012; 32,092 shares issued and outstanding at December 31, 2011	323	321
Additional paid in capital	354,957	347,455
Retained earnings	171,445	187,636
Accumulated other comprehensive loss	(34,510)	(17,618)

Total stockholders’ equity	492,215	517,794

Total liabilities and stockholders’ equity	$1,229,189	$1,153,756

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Sales revenue	$1,423,122	$1,437,479	$1,228,425
Cost of goods sold	1,191,680	1,121,293	927,932

Gross profit	231,442	316,186	300,493

Operating expenses:
Research and development	31,011	27,996	23,628
Selling, general and administrative	98,555	101,606	92,305
Depreciation and amortization	64,554	62,735	49,220
Impairment of long-lived assets	5,434	0	0

Total operating expenses	199,554	192,337	165,153

Loss on extinguishment of debt	0	(2,985)	0
Earnings of unconsolidated joint venture	530	529	487
Interest expense, net	29,303	29,884	23,969

Income before income taxes	3,115	91,509	111,858
Income tax expense	19,306	584	15,133

Net income (loss)	$(16,191)	$90,925	$96,725

Earnings (loss) per common share:
Basic	$(0.50)	$2.85	$3.13
Diluted	$(0.50)	$2.81	$3.07
Weighted average common shares outstanding:
Basic	31,939	31,786	30,825
Diluted	31,939	32,209	31,379

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$(16,191)	$90,925	$96,725

Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	(2,594)	(20,851)	(5,364)
Reclassification of (gain) loss on interest rate swap, net of tax of $0	0	1,073	(450)
(Increase) decrease in unrealized loss on interest rate swaps, net of tax of $0	(28)	(809)	1,157
Unrealized gain (loss) of net investment hedge, net of tax of $0	(2,335)	0	899
(Increase) decrease in pension liability, net of tax of $0	(11,935)	(17,926)	(12,183)

Total other comprehensive loss	(16,892)	(38,513)	(15,941)

Total comprehensive income (loss)	$(33,083)	$52,412	$80,784

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings (post 12/17/2009)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2010	$297	$311,665	$(14)	$36,836	$348,784

Net income	0	0	96,725	0	96,725
Other comprehensive loss	0	0	0	(15,941)	(15,941)
Issuance of common stock	9	11,188	0	0	11,197
Costs associated with the issuance of common stock	0	(534)	0	0	(534)
Exercise of stock options	8	8,666	0	0	8,674
Non-cash compensation related to equity awards	0	3,472	0	0	3,472

Balance at December 31, 2010	$314	$334,457	$96,711	$20,895	$452,377

Net income	0	0	90,925	0	90,925
Other comprehensive loss	0	0	0	(38,513)	(38,513)
Exercise of stock options	7	7,539	0	0	7,546
Non-cash compensation related to equity awards	0	5,459	0	0	5,459

Balance at December 31, 2011	$321	$347,455	$187,636	$(17,618)	$517,794

Net loss	0	0	(16,191)	0	(16,191)
Other comprehensive loss	0	0	0	(16,892)	(16,892)
Exercise of stock options	2	931	0	0	933
Non-cash compensation related to equity awards	0	6,571	0	0	6,571

Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,191)	$90,925	$96,725
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,554	62,735	49,220
Amortization of debt premium	(108)	0	0
Amortization of debt issuance costs	2,986	6,722	2,071
(Gain) loss on property, plant and equipment	415	90	(54)
Impairment of long-lived assets	5,434	0	0
Loss on extinguishment of debt	0	2,985	0
Gain on settlement of insurance note payable	0	0	(131)
Reclassification of gain on interest rate swap into earnings	0	0	(450)
Earnings from unconsolidated joint venture, net of dividends received	(130)	(14)	(84)
Deferred income tax expense (benefit)	9,948	(10,461)	6,389
Share-based compensation	6,571	5,459	3,472
Decrease (increase) in:
Accounts receivable	16,646	(7,704)	(22,315)
Inventories of products, materials and supplies	53,615	(74,965)	(46,711)
Other assets	(1,695)	7,841	(24,871)
Increase (decrease) in:
Accounts payable-trade	8,680	3,418	(3,889)
Other payables and accruals	(6,481)	(12,025)	(4,208)
Other long-term liabilities	(1,534)	(4,120)	2,042
Due to related party	3,623	(6,111)	(1,846)

Net cash provided by operating activities	146,333	64,775	55,360

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(65,006)	(60,311)	(53,405)
Purchase of software	(4,603)	(4,129)	(2,242)
Settlement of net investment hedge	(335)	0	0

Net cash used in investing activities	(69,944)	(64,440)	(55,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	101,250	400,000	69,000
Repayments of debt	(45,626)	(393,160)	(71,304)
Proceeds from issuance of common stock	0	0	11,197
Costs associated with the issuance of common stock	0	0	(534)
Proceeds from the exercise of stock options	933	8,271	7,974
Proceeds from insurance note payable	0	4,734	3,518
Repayments of insurance note payable	0	(4,734)	(3,387)
Debt issuance costs	(3,156)	(15,231)	0

Net cash provided by (used in) financing activities	53,401	(120)	16,464

Effect of exchange rate differences on cash	4,797	(4,386)	7,282

Net increase (decrease) in cash and cash equivalents	134,587	(4,171)	23,459
Cash and cash equivalents, beginning of period	88,579	92,750	69,291

Cash and cash equivalents, end of period	$223,166	$88,579	$92,750

Supplemental disclosures
Cash paid during the period for income taxes, net of refunds received	$14,241	$6,817	$4,625
Cash paid during the period for interest, net of capitalized interest	$24,402	$22,829	$23,723
Capitalized interest	$2,648	$2,259	$520
Supplemental non-cash disclosures
Non-cash capital accruals	$8,462	$7,832	$3,229

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, Cariflex™, and NEXAR™ brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability, and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades, and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride (“PVC”) alternatives for wire, cable and medical applications; polymers for slush molded automotive and faux leather applications; our NEXAR family of membrane polymers for water filtration and breathable fabrics; and synthetic cement formulations and other oilfield applications. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture. The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Basis of Presentation. The accompanying consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary. Our 50% investment in our joint venture located in Kashima, Japan is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated.

Significant Accounting Policies. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns; the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and liabilities for employee benefit obligations, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.

Reclassifications. Certain amounts reported in the consolidated financial statements and notes to the consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.

Cash and Cash Equivalents. It is our policy to invest our excess cash in investment instruments whose value is not subject to market fluctuations, such as bank deposits or certificates of deposit. Other permitted investments include commercial paper of major U.S. corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major U.S. corporations with a short term credit rating of A1/P1 and direct obligations of the U.S. government or its agencies. We consider all investments having a remaining maturity, at the time of purchase, of three months or less to be cash equivalents.

Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have significant off-balance sheet credit exposure related to our customers.

Inventories. Our inventory is principally comprised of finished goods inventory. Inventories are stated at the lower of cost or market as primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the differences between the cost and the market value.

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

For all hedging relationships, we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. We also formally assess both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, and the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management removes the designation of the cash flow hedge.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income (loss) related to the hedging relationship.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Approximately $2.6 million, $2.3 million and $0.5 million of interest cost were capitalized in 2012, 2011 and 2010, respectively. Depreciation is recognized using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Manufacturing control equipment	10 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
Computer hardware and information systems	3 years

Major Maintenance Activities. Major maintenance or turnaround costs are expensed as incurred.

Asset Retirement Obligations (“ARO”). We account for ARO’s pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is to be adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense.

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

Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, “Property, Plant, and Equipment—Overall,” long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Intangible Assets. We have intangible assets related to technology, tradenames/trademarks, customer relationships and software as detailed in Note 5 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years.

Pension and Other Postretirement Plans. We sponsor a noncontributory defined benefit pension plan, a non-qualified defined benefit pension plan, and an additional post-retirement benefit plan. Management annually evaluates significant assumptions related to the benefits and obligations of these plans. Management’s estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. Our management relies in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. Management assesses the fair value of its equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as impairment.

Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs are recorded in interest expense.

Contingencies. We are routinely involved in litigation, claims and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements.

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

Revenue Recognition. Sales revenue is recognized in accordance with the provisions of ASC 605, “Revenue Recognition—Overall,” when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. Shipping and other transportation costs charged to customers are recorded in both sales and cost of sales.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably, as a reduction of revenue.

Research and Development Expenses. Research and development expenses are expensed as incurred.

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering in 2009, the estimated volatility has been based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on the historical volatility of both Kraton and similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

Leases. Our leases entered into as of December 31, 2012 are classified as either operating or capital leases. A lease is deemed a capital lease when one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term, (2) the lease contains a bargain purchase option, (3) the lease term is 75% or more of the asset’s useful life, or (4) the net present value of minimum lease payments is equal to 90% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the leased asset’s life or lease term, and is offset by an asset purchased pursuant to the lease and depreciated in accordance with the our depreciation policy. Generally, operating lease payments are paid on a straight-line basis. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains, losses and cash flows. The effects of translating such operations into U.S. dollars are included as a component of accumulated other comprehensive income (loss).

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

Future Adoption of Accounting Standards. The following new accounting pronouncements have been issued, but have not yet been adopted as of December 31, 2012:

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $6.6 million, $5.5 million and $3.4 million, net of tax effects of $0.0 million, $0.0 million, and $0.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively. We record these costs in selling, general and administrative expenses. At December 31, 2012, there was approximately $6.2 million of unrecognized compensation expense related to non-vested option awards to be recognized over a weighted-average period of 1.92 years, and $2.9 million of unrecognized compensation expense related to restricted stock awards and restricted stock units expected to be recognized over a weighted-average period of 1.79 years.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Under this plan, there are a total of 4,350,000 shares of common stock reserved for issuance. As of December 31, 2012 and 2011 there were 2,730,598 and 3,158,536 shares of common stock available for issuance, respectively. We awarded 116,982 and 129,328 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2012 and 2011, respectively. We issued 19,394 and 19,731 shares of restricted stock to members of the board of directors during the years ended December 31, 2012 and 2011, respectively, which vested on the grant date. We granted 348,502, 432,155 and 641,789 options to our employees during the years ended December 31, 2012, 2011 and 2010, respectively. These options have a ten year term and vest in equal installments over three or five years. The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $13.23, $17.15 and $7.98, respectively.

Stock Option Activity

Option activities for the year ended December 31, 2012 are as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	1,293	$21.57
Granted	348	28.22
Exercised	65	14.30
Forfeited	39	27.65
Expired	1	36.49

Outstanding at December 31, 2012.	1,536	23.23

Exercisable at December 31, 2012	644	$18.69

There were 65,352, 555,619 and 644,185 options exercised during the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of the options exercised was $0.7 million, $11.3 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes additional information regarding the outstanding and exercisable options at December 31, 2012.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(in thousands)		(in thousands)	(in years)
Outstanding options	1,536	$23.23	$7,464	7.24
Exercisable options	644	$18.69	$5,029	5.85

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2012.

Weighted-Average Assumptions for Option Pricing

	2012	2011	2010
Risk-free interest rate	1.11%	2.46%	3.01%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.54	0.47	0.50
Expected term	6.0 years	6.0 years	6.4 years

Since our equity interests were privately held prior to our initial public offering, the estimated volatility has been based on the historical volatility of similar companies’ stock that is publicly traded. Until such time we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on the historical volatility of both Kraton and of similar companies’ stock that is publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity.

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

The following table represents the non-vested restricted stock awards and restricted stock units granted, vested and forfeited during 2012.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Non-vested shares at December 31, 2011	199	$27.75
Granted	136	26.82
Vested	71	17.17
Forfeited	16	33.62

Non-vested shares at December 31, 2012	248	$29.88

The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $0.8 million, and $0.4 million, respectively.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

4. Restructuring and Restructuring-related Costs

For the years ended December 31, 2012, 2011 and 2010, restructuring and restructuring-related expenses amounted to $0.1 million, $1.3 million and $4.6 million, respectively, and were comprised of charges related to consulting fees, severance expenses and other costs primarily associated with the restructuring of our European organization, which were recorded as selling, general, and administrative expenses.

5. Detail of Certain Balance Sheet Accounts

	December 31,
	2012	2011
	(in thousands)
Inventories of products:
Finished products	$260,510	$289,921
Work in progress	6,759	5,048
Raw materials	73,054	99,827

Total inventories of products	$340,323	$394,796

Property, plant and equipment:
Land	$11,326	$11,021
Buildings	47,072	43,135
Plant and equipment	569,369	562,512
Construction in progress(1)	65,217	37,747

Property, plant and equipment	692,984	654,415
Less accumulated depreciation	311,779	281,442

Property, plant and equipment, net of accumulated depreciation	$381,205	$372,973

Intangible assets:
Technology	$44,726	$44,726
Customer relationships	35,145	35,145
Tradenames/trademarks	23,149	23,149
Software	28,904	21,694

Intangible assets	131,924	124,714
Less accumulated amortization:
Technology	$26,897	$23,924
Customer relationships	21,134	18,798
Tradenames/trademarks	13,942	12,403
Software	6,558	3,405

Total accumulated amortization	68,531	58,530

Intangible assets, net of accumulated amortization	$63,393	$66,184

(1)	Construction in progress includes $1.0 million of assets financed with a short term capital lease.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	December 31,
	2012	2011
	(in thousands)
Other payables and accruals:
Employee related	$13,423	$11,639
Income taxes payable	3,638	12,254
Other(1)	33,917	27,360

Total other payables and accruals	$50,978	$51,253

Other long-term liabilities:
Pension and other postretirement benefits	$84,005	$74,304
Other	15,941	9,354

Total other long-term liabilities	$99,946	$83,658

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$26,956	$29,550
Net unrealized loss on interest rate swaps	(837)	(809)
Net unrealized gain (loss) on net investment hedge	(1,436)	899
Pension liability	(59,193)	(47,258)

Total accumulated other comprehensive loss	$(34,510)	$(17,618)

(1)	Included in other payables and accruals is $1.0 million due under a short term capital lease. Additional future capital lease payments of $2.0 million are to be paid during 2013.

Aggregate depreciation expense for property, plant and equipment was approximately $54.6 million, $54.3 million and $41.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Aggregate amortization expense for intangible assets was approximately $10.0 million, $8.4 million and $7.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(in thousands)
2013	$9,982
2014	$9,982
2015	$9,829
2016	$9,188
2017	$9,188

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Restricted stock awards outstanding totaled 248,097, 199,615 and 118,413 at December 31, 2012, 2011 and 2010, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 286,879, 171,101 and 127,237 for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted share units of 29,491, 29,491 and 35,098 were outstanding at December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012, the weighted average restricted share units are not included as a component of diluted EPS as they are anti-dilutive. The weighted average restricted share units of 31,089 and 35,098 are included in the computation of our diluted EPS for the years ended December 31, 2011 and 2010, respectively.

Stock options of 1,535,655, 1,292,751 and 1,559, 354 were outstanding at December 31, 2012, 2011 and 2010, respectively. The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,535,655, 418,662 and 150,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The effects of share-based compensation awards on the diluted weighted average number of shares outstanding used in calculating diluted EPS are as follows:

	Year ended December 31, 2012
	Net Loss	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(16,191)	32,226
Less: amounts allocated to unvested restricted shares	144	(287)

Amounts available to common stockholders	$(16,047)	31,939	$(0.50)
Diluted:
Add: amounts allocated to unvested restricted shares	144	287
Restricted share units—non participating		0
Stock options added to the denominator under the treasury stock method		0
Less: amounts reallocated to unvested restricted shares	(144)	(287)

Amounts available to common stockholders and assumed conversions	$(16,047)	31,939	$(0.50)

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Year ended December 31, 2011
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$90,925	31,957
Less: amounts allocated to unvested restricted shares	(487)	(171)

Amounts available to common stockholders	$90,438	31,786	$2.85
Diluted:
Add: amounts allocated to unvested restricted shares	487	171
Restricted share units—non participating		31
Stock options added to the denominator under the treasury stock method		392
Less: amounts reallocated to unvested restricted shares	(480)	(171)

Amounts available to common stockholders and assumed conversions	$90,445	32,209	$2.81

	Year ended December 31, 2010
	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$96,725	30,952
Less: amounts allocated to unvested restricted shares	(396)	(127)

Amounts available to common stockholders	$96,329	30,825	$3.13
Diluted:
Add: amounts allocated to unvested restricted shares	396	127
Restricted share units—non participating		35
Stock options added to the denominator under the treasury stock method		519
Less: amounts reallocated to unvested restricted shares	(388)	(127)

Amounts available to common stockholders and assumed conversions	$96,337	31,379	$3.07

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Our senior secured credit agreement provides for financing consisting of a $200.0 million senior secured revolving credit facility, a $150.0 million senior secured term loan facility and an option to raise up to $125.0 million of incremental term loans or incremental revolving credit commitments. The senior secured credit agreement has a maturity date of February 11, 2016. In these notes to the consolidated financial statements, the loans made under the revolving credit facility are referred to as revolving loans and the loans made under the term loan facility are referred to as term loans.

Long-term debt consists of the following:

	December 31,
	2012	2011
	(in thousands)
Term loans	$96,875	$142,500
6.75% unsecured notes	351,142	250,000

Total long-term debt	448,017	392,500
Less current portion of long-term debt	15,074	7,500

Long-term debt, less current portion	$432,943	$385,000

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

Our term loans bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the federal funds rate plus 0.50% and (2) the prime rate of Bank of America, N.A., in each case plus a margin of 2.00% per annum, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs plus a margin of 3.00% per annum. The average effective interest rates, including debt issuance costs, on the term loans for the year ended December 31, 2012 and 2011 were 4.5% and 6.2% (which would have been 4.0% excluding charges aggregating $3.4 million associated with the 2011 debt refinancing).

Under the terms of our senior secured credit agreement, we are subject to certain financial covenants, which include the maintenance of a maximum consolidated net leverage ratio, a minimum consolidated net interest coverage ratio and maximum capital expenditures. We are required to maintain a fiscal quarter end maximum consolidated net leverage ratio not to exceed 4.00:1.00 through December 31, 2012; not to exceed 3.50:1.00 beginning March 31, 2013 through December 31, 2013; not to exceed 3.25:1.00 beginning March 31, 2014 through December 31, 2014; not to exceed 3.00:1.00 beginning March 31, 2015 and continuing thereafter. In addition, we are required to maintain a minimum consolidated net interest coverage ratio as of the end of any fiscal quarter of at least 3.00:1.00. In light of the negative impact of the spread between FIFO and ECRC of $56.9 million on the earnings that are used to calculate the consolidated net leverage ratio in the trailing twelve month period ended September 30, 2012, we made a $40.0 million voluntary prepayment of outstanding indebtedness under our term loans in September 2012. We will make a $15.1 million prepayment of outstanding

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

indebtedness under our term loans in the first quarter of 2013 in accordance with the consolidated excess cash flow provision of the senior secured credit facility, which represents the current portion of our long-term debt at December 31, 2012. At December 31, 2012, the consolidated net leverage ratio was 3.02 to 1.00, which was below the 4.00 to 1.00 maximum allowed under the senior secured credit agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of available liquidity.

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

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2012, are as follows:

December 31:	Principal Payments
(in thousands)
2013	$15,074
2014	0
2015	81,801
2016	0
Thereafter(1)	350,000

Total debt	$446,875

(1)	Excludes the $1.1 million premium associated with the issuance of our 6.75% senior notes in March 2012.

See Note 9 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

8. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $13.9 million and $13.7 million (of which $3.1 million and $2.6 million were included in other current assets) as of December 31, 2012 and 2011, respectively. In connection with our March 2012 offering, we capitalized $3.2 million of debt issuance costs related to the issuance of an additional $100.0 million principal amount of our 6.75% senior notes and an amendment to our 2011 senior secured credit agreement. In connection with the refinancing of our indebtedness in the first quarter of 2011, we charged to interest expense approximately $4.2 million of unamortized debt issuance costs related to extinguished indebtedness and we capitalized $15.2 million of debt issuance costs related to the new indebtedness. We amortized $3.0 million, $2.5 million (which excludes the $4.2 million of accelerated amortization) and $2.1 million of debt issuance costs in the years ended December 31, 2012, 2011 and 2010, respectively.

9. Fair Value Measurements, Financial Instruments and Credit Risk

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

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in markets that are not active

•	Inputs other than quoted prices that is observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•

Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative asset—current	Other current assets	$34	$0	$34	$0
Retirement plan asset—noncurrent	Other long-term assets	860	860
Derivative liability—current	Other payables and accruals	(578)	0	(578)	0
Derivative liability—noncurrent	Other long-term liabilities	(258)	0	(258)	0

Total		$58	$860	$(802)	$0

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative liability—2011 Interest rate swap	Other payables and accruals	$434	$0	$434	$0
Derivative liability—2011 Interest rate swap	Other long-term liabilities	375	0	375	0

Total		$809	$0	$809	$0

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets that are measured at fair value on a nonrecurring basis. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels. See Note 10 Impairment Charges, for further discussion.

	Fair Value Measurements as of Reporting Date				Total Impairment Charges
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
	(in thousands)
Long-lived assets	$0	$0	$14,284	$14,284	$5,434

Total	$0	$0	$14,284	$14,284	$5,434

The following table presents the carrying values and approximate fair values of our long-term debt as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans	$96,875	$96,875	$142,500	$142,500
6.75% unsecured notes	$351,142	$364,000	$250,000	$234,063

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

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective as of July 15, 2011 and matures on June 15, 2014. The interest rate swap agreement provides for a fixed interest rate of 1.0%; therefore, including the current 3.0% margin on our term loans, our current hedged fixed interest rate is 4.0%. We recorded an unrealized loss of $0.8 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap agreement as of December 31, 2012.

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures, for the notional amounts of CAD $1.6 million, CAD $3.3 million, CAD $3.3 million, CAD $2.5 million, CAD $2.5 million, and CAD $1.6 million with settlement dates of May 14, 2012, August 16, 2012, September 27, 2012, December 20, 2012, July 11, 2013, and August 1, 2013, respectively. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” For the effective portion of these hedges, we recorded an aggregate $0.1 million loss, which offset the $0.1 million gain for the twelve months ended December 31, 2012.

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

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after a 30-day duration. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded an aggregate $2.3 million loss in accumulated other comprehensive loss related to the settlement of the effective portion of the contracts during the year ended December 31, 2012.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the year ended December 31, 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. The contracts entered into during the year ended December 31, 2012 did not qualify for hedge accounting. For the year ended December 31, 2012, we settled these hedges and recorded an aggregate gain of $1.6 million, which offset the underlying foreign currency exchange losses and were recorded in cost of goods sold.

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

10. Impairment Charges

On September 30, 2012, our framework agreement with Formosa Petrochemical Corporation (“FPCC”) expired and we opted not to extend the agreement. The expired agreement had governed the formation of a proposed 50/50 joint venture to build, own and operate a 30-kiloton hydrogenated styrenic block copolymer (“HSBC”) plant at FPCC’s petrochemical site in Mailiao, Taiwan. Due to the expiration of the agreement, we concluded that the long-lived assets related to the HSBC facility should be evaluated for impairment. In addition, we also evaluated our other long-lived assets for impairment. Based on these evaluations, we determined we had impaired long-lived assets for these groups and recorded pre-tax impairment charges aggregating $5.4 million, for the year ended December 31, 2012, of which $3.4 million related to the long-lived assets associated with the HSBC facility and $2.0 million related to other long-lived assets. The $16.1 million carrying value of the long-lived assets attributable to the HSBC facility was reduced to fair market value of $12.7 million and the $2.0 million carrying value of the other long-lived assets was reduced to fair market value of $0.0 million as of September 30, 2012. We used internally developed assumptions in determining the fair value of these long-lived assets, which are classified within level 3 of the fair value hierarchy. See Note 18 Subsequent Events, for further discussion of our joint venture with FPCC.

11. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.

Our income tax expense was $19.3 million, $0.6 million and $15.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our effective tax rates for the years ended December 31, 2012, 2011 and 2010 were 619.8%, 0.6% and 13.5%, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our limited ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States. Excluding the change in our valuation allowance, our effective tax rates would have been a 366.1% benefit, and a 19.5% and 33.9% expense for the years ended December 31, 2012, 2011 and 2010, respectively.

The expense for income taxes is comprised of the following:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Current tax provision (benefit):
U.S.	$(50)	$228	$690
Foreign	9,408	10,817	8,054

Total current tax provision	9,358	11,045	8,744

Deferred tax provision (benefit):
U.S.	9,211	(9,211)	0
Foreign	737	(1,250)	6,389

Total deferred tax provision (benefit)	9,948	(10,461)	6,389

Total income tax expense	$19,306	$584	$15,133

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Income (loss) before income taxes is comprised of the following:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes:
U.S.	$(46,930)	$5,860	$55,350
Foreign	50,045	85,649	56,508

Total income before income taxes	$3,115	$91,509	$111,858

The income tax expense differs from the amount computed by applying the U.S. corporate statutory income tax rate to income before income taxes for the reasons set forth below:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Income taxes at the statutory rate	$1,090	$32,028	$39,153
Foreign tax rate differential	(20,931)	(13,683)	(4,261)
State taxes, net of federal benefit	2,010	84	52
Permanent differences	1,158	(1,552)	648
Deferred adjustments	2,847	0	0
Tax credits	92	(140)	(610)
Uncertain tax positions	2,214	(1,083)	2,413
Valuation allowance	30,709	(17,303)	(22,834)
Other	117	2,233	572

Income tax expense	$19,306	$584	$15,133

	Years ended December 31,
	2012	2011	2010
Income taxes at the statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(671.9)	(15.0)	(3.8)
State taxes, net of federal benefit	64.5	0.1	0.0
Permanent differences	37.2	(1.7)	0.6
Deferred adjustments	91.4	0.0	0.0
Tax credits	3.0	(0.2)	(0.6)
Uncertain tax positions	71.1	(1.2)	2.2
Valuation allowance	985.8	(18.9)	(20.4)
Other	3.7	2.5	0.5

Effective tax rate	619.8%	0.6%	13.5%

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

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$105,709	$93,254
Inventory	10,556	12,477
Pension accrual	25,513	20,969
Other accruals and reserves	14,791	8,202

	156,569	134,902
Valuation allowance for deferred tax assets	(90,414)	(54,227)

Total deferred tax assets	$66,155	$80,675

Deferred tax liabilities:
Property, plant and equipment	$(74,216)	$(79,968)
Intangible assets	(6,777)	(4,781)

Total deferred tax liabilities	(80,993)	(84,749)

Net deferred tax liabilities	$(14,838)	$(4,074)

	December 31
	2012	2011
	(in thousands)
Net deferred tax liabilities consist of:
Current deferred tax assets	$7,869	$34,624
Non-current deferred tax assets	79	115,611
Current deferred tax liabilities	(513)	(32,484)
Non-current deferred tax liabilities	(22,273)	(121,825)

Net deferred tax liabilities	$(14,838)	$(4,074)

As of December 31, 2012, we had $298.6 million of net operating loss carryforwards, of which $82.8 million relates to foreign jurisdictions and $215.8 million relates to the United States, which will expire beginning in 2024 through 2032, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.

As of December 31, 2012 and 2011, a valuation allowance of $90.4 million and $54.2 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2012, we have recorded changes in the valuation allowance for deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in certain jurisdictions, primarily in the United States. We increased our valuation allowance by $36.2 million in 2012 of which $30.7 million represents current period net operating losses and the reversal of the benefit recorded for prior net operating losses and $5.5 million represents changes in other comprehensive

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

income (loss). We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

For the period ending December 31, 2012, the unremitted earnings of our foreign subsidiaries are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

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

The Internal Revenue Service has completed its review of our 2009 U.S. federal income tax return and has reported to us that there will be no changes to our reported tax.

We recognize the tax impact of certain tax positions only when it is more likely than not those such positions are sustainable. The taxes are recorded in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which prescribes the minimum recognition threshold.

As of January 1, 2012, we had total unrecognized tax benefits of approximately $2.8 million. During the year ended December 31, 2012, we had an increase of $2.2 million primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2012, we had $5.1 million of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact the effective tax rate. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties	Total
	(in thousands)
Balance at December 31, 2010	3,689	0	3,689
Decrease in prior year tax positions	(3,040)	0	(3,040)
Increase in prior year tax positions	370	18	388
Increase in current year tax positions	1,773	0	1,773

Balance at December 31, 2011	$2,792	$18	$2,810
Increase in prior year tax positions	125	191	316
Increase in current year tax positions	1,930	0	1,930

Balance at December 31, 2012	$4,847	$209	$5,056

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

12. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2012, are as follows: 2013—$9.1 million; 2014—$7.7 million; 2015—$7.0 million, 2016—$4.5 million, 2017—$4.3 million and 2018 and thereafter—$12.4 million. For the years ended December 31, 2012, 2011, and 2010, we recorded $12.8 million, $9.7million, and $6.6 million in rent expense, respectively.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2012, 2011, and 2010.

(c) Asset Retirement Obligations (“ARO”)

In 2011, the EPA issued new MACT standards for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio facility. Based on the 2011 rules,

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

we recorded an ARO of $5.0 million in the year ended December 31, 2011 related to replacing the existing coal-burning boilers at our Belpre facility with new boilers. On January 31, 2013 the final rule was published in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016.

Our ARO as of December 31, 2012 includes ARO’s for our Belpre, Ohio, Berre, France, Wesseling, Germany facilities and our technology centers in Houston, Texas, Shanghai, China, Amsterdam, Netherlands, and Tsukuba, Japan.

The changes in the aggregate carrying amount of our ARO liability are as follows:

	2012	2011
	(in thousands)
Beginning balance	$8,978	$3,378
Additional accruals	897	5,553
Accretion expense	576	441
Obligations settled	(1,850)	0
Revisions in estimated cash flows	1,236	(394)

Ending balance	$9,837	$8,978

(d) Legal Proceedings

We received notice from the tax authorities in Brazil assessing R$ 5.4 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

In 2011, we were notified by the tax authorities in France that we owed an additional €6.9 million of property taxes related to the 2009 tax year. The tax authorities claimed that we did not timely file forms that serve to cap property taxes for 2009. We believe that all such forms were timely filed and that we were otherwise in compliance with the related applicable filing requirements. In March 2012, the tax authorities advised us of their final ruling in this matter and assessed us a final amount of €4.7 million, including penalties of €0.4 million. As such, we settled this obligation and recorded charges of approximately $5.6 million and $0.6 million, on a pre-tax basis, to cost of goods sold and selling, general, and administrative expenses, respectively, in March 2012.

Kraton was a party to an arbitration proceeding with LyondellBasell regarding the ongoing effect of a multi-year term sheet that had been reached between the parties and put into effect in January 2009, covering certain terms and conditions applicable to operations and butadiene sales by LyondellBasell (for and to Kraton) at Berre, France and Wesseling, Germany. The parties had been dealing with one another in accordance with the term sheet from January 2009 until LyondellBasell notified Kraton on September 9, 2010 that LyondellBasell would no longer be governed by the term sheet. Following receipt of the September 9, 2010 notice, Kraton paid an increased net amount to LyondellBasell on a monthly basis (under protest) to reflect the pre-term sheet arrangements between the parties. On March 13, 2012, Kraton and LyondellBasell reached a settlement regarding the matter, and in connection therewith entered into a series of commercial agreements and amendments to existing commercial agreements. For the year ended December 31, 2012, we recorded a benefit of approximately $6.8 million, on a pre-tax basis, to cost of goods sold for a refund received in the settlement of net increased payments we had been making to LyondellBasell.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

13. Employee Benefits

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

The 2012 measurement date of the Pension Plan’s assets and obligations was December 31, 2012. Based on the funded status of our defined benefit pension plan as of December 31, 2012 and 2011, we reported an increase in our accumulated other comprehensive loss of approximately $10.3 million and $15.7 million, respectively, and a related increase in accrued pension obligations.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$111,948	$91,322
Service cost	3,130	2,605
Interest cost	5,510	5,135
Benefits paid	(3,184)	(2,814)
Actuarial loss	16,323	15,700

Benefit obligation at end of year	$133,727	$111,948

Change in plan assets:
Fair value at beginning of year	$67,177	$58,223
Actual return on plan assets	9,346	4,368
Employer contributions	8,025	7,400
Benefits paid	(3,184)	(2,814)

Fair value at end of year	$81,364	$67,177

Funded status at end of year	$(52,363)	$(44,771)

Amounts recognized on balance sheet:
Noncurrent liabilities	$(52,363)	$(44,771)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$0	$0
Net actuarial loss	46,467	36,170

Amounts recognized in accumulated other comprehensive loss	$46,467	$36,170

The accumulated benefit obligation for the Pension Plan was $119.9 million and $101.9 million at December 31, 2012, and 2011, respectively.

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2013	$3,444
2014	3,782
2015	4,131
2016	4,533
2017	4,967
Years 2018-2022	32,165

$53,022

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Net periodic pension costs consist of the following components:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Service cost benefits earned during the period	$3,130	$2,605	$2,285
Interest on prior year’s projected benefit obligation	5,510	5,135	4,863
Expected return on plan assets	(5,936)	(5,239)	(4,845)
Amortization of net actuarial loss	2,617	916	0

Net periodic pension costs	$5,321	$3,417	$2,303

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2012	2011
Weighted average assumptions used to determine benefit obligations:
Measure date	12/31/2012	12/31/2011
Discount rate	4.21%	4.83%
Rates of increase in salary compensation level	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.83%	5.68%
Rates of increase in salary compensation level	3.00%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plan to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our Pension Plan effective for 2013 will remain at 8.5%.

Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. The plan’s strategic target allocation as of December 31, 2012 was 50% equity, 30% debt and 20% consisting of real estate funds, hedge funds and commodity funds. The latter was assumed to behave similar to debt securities and therefore we included this 20% asset allocation as bonds in the model. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Our Pension Plan asset allocations at December 31, 2012 and 2011 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2012	2011
Equity securities	55.3%	44.6%
Debt securities	36.5%	44.9%
Real estate	4.1%	3.0%
Other	4.1%	7.5%

Total	100.0%	100.0%

No pension assets were invested in debt or equity securities of Kraton at December 31, 2012 and 2011.

The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:

•	Common/Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.

•	Mutual Funds, Real Estate and Other: Valued at the net asset value of shares held at year end as quoted in the active market.

A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 9 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2 and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2012
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$64	$64	$0	$0
Common/Collective Trust Funds(a):
Equity Funds	24,864	0	24,864	0
Debt Funds	16,788	0	16,788	0
Mutual Funds:
Equity Funds	20,082	20,082	0	0
Debt Funds	12,876	12,876	0	0
Real Estate	3,364	3,364	0	0
Other	3,326	3,326	0	0

Total	$81,364	$39,712	$41,652	$0

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Pension Plan Assets Fair Value Measurements at December 31, 2011
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents(b)	$334	$334	$0	$0
Common/Collective Trust Funds(a):
Equity Funds	18,211	0	18,211	0
Debt Funds	16,077	0	16,077	0
Mutual Funds:
Equity Funds	11,761	11,761	0	0
Debt Funds	14,079	14,079	0	0
Real Estate	2,014	2,014	0	0
Other(b)	4,701	4,701	0	0

Total	$67,177	$32,889	$34,288	$0

(a)	Strategies are generally to invest in equity or debt securities, or a combination thereof, that match or outperform certain predefined indices.
(b)	Certain amounts have been reclassified to be consistent with current year presentation.

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan and/or a non-qualified defined contribution restoration plan (“BRP”) which are intended to restore certain benefits under the Pension Plan in the United States and the Kraton Savings Plan in the United States, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We made $1.6 million in contributions to the BRP for the year ended December 31, 2012 and we did not make any contributions for the years ended December 31, 2011 and 2010. As of December 31, 2012 and 2011, amounts recognized as a component of other long-term liabilities for the benefit restoration plans were $1.9 million and $1.5 million, respectively.

(c) Postretirement Benefits Other Than Pensions. Health and welfare benefits are provided to benefit eligible employees in the United States who retire from Kraton and were employed by us prior to January 1, 2006. Retirees under the age of 65 are eligible for the same medical, dental, and vision plans as active employees, but with an annual cap on premiums that vary based on years of service and ranges from $7,000 to $10,000 per employee. Our subsidy schedule for medical plans is based on accredited service at retirement. Retirees are responsible for the full cost of premiums for postretirement dental and vision coverage. In general, the plans stipulate that health and welfare benefits are paid as covered expenses as incurred. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

Employees who were retirement eligible as of February 28, 2001, have the option to participate in either Shell Chemicals or Kraton postretirement health and welfare plans.

ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year and the 2012 measurement date of the plans’ assets and obligations was December 31, 2012. We are also required to recognize as a component of accumulated other comprehensive loss the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Based on the funded status of our postretirement benefit plan as of December 31, 2012 and 2011, we reported an increase in our accumulated other comprehensive loss of approximately $1.4 million and $2.6 million, respectively, and a related increase in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$26,684	$22,992
Service cost	493	414
Interest cost	1,206	1,246
Benefits and expenses paid (premiums)	(955)	(980)
Part D subsidy received	0	0
Actuarial loss	2,009	3,012

Benefit obligation at end of period	$29,437	$26,684

Reconciliation of plan assets(1):
Employer contributions	$955	$980
Part D subsidy received	0	0
Benefits paid	(955)	(980)

	$0	$0

Funded status at end of year	$(29,437)	$(26,684)

(1)	Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $9.2 million and $8.4 million as our estimate of the present value of this commitment as of December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
	(in thousands)
Amounts recognized in the balance sheet:
Current liabilities	1,076	0
Noncurrent liabilities	28,361	26,684

	29,437	26,684

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$0	$0
Net actuarial loss	11,466	10,023

	$11,466	$10,023

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Net periodic benefit costs consist of the following components:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Service cost	$493	$414	$364
Interest cost	1,206	1,246	1,213
Amortization of net actuarial loss	566	412	253

Net periodic benefit costs	$2,265	$2,072	$1,830

	December 31,
	2012	2011
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2012	12/31/2011
Discount rate	4.02%	4.65%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.65%	5.46%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2012	2011
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$75	$(73)
Effect on postretirement benefit obligation	1,290	(1,108)

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

For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2012, 2011, and 2010, were $3.4 million, $3.2 million, and $2.6 million, respectively.

14. Industry Segment and Foreign Operations

We operate in one segment for the manufacturing and marketing of styrenic block copolymers and other engineered polymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product line information required by ASC 280 can be found in the consolidated financial statements.

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber and isoprene rubber latex; and

•	compounds.

Sales revenue for our four primary product lines is as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
USBCs	$841,437	$852,070	$725,716
HSBCs	443,869	454,835	382,868
Cariflex	105,898	99,412	92,082
Compounds	29,716	26,578	27,759
Other	2,202	4,584	0

	$1,423,122	$1,437,479	$1,228,425

During the years ended December 31, 2012, 2011, and 2010, no single customer accounted for 10.0% or more of our total sale revenue.

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Sales revenue and long-lived assets by geographic region are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Sales revenue:
United States	$466,496	$490,373	$421,856
Germany	191,636	212,079	162,260
Japan	89,131	91,788	89,987
China	76,283	61,039	53,359
Brazil	49,735	50,777	47,387
France	48,352	46,233	36,122
Belgium	45,599	43,339	24,081
Italy	44,490	49,484	46,386
Thailand	40,959	32,209	34,647
United Kingdom	37,993	40,644	29,214
Netherlands	32,110	36,991	33,093
Turkey	29,777	25,004	23,767
Poland	21,945	19,084	10,836
Taiwan	19,914	17,378	20,446
Malaysia	19,208	16,592	9,829
Canada	18,856	22,703	20,855
Sweden	17,467	15,830	15,096
Australia	17,396	13,146	13,973
Austria	16,811	21,498	14,583
South Korea	15,489	13,742	13,598
Argentina	14,833	13,502	11,334
Mexico	13,188	11,437	11,431
All other countries	95,454	92,607	84,285

	$1,423,122	$1,437,479	$1,228,425

	December 31,
	2012	2011
	(in thousands)
Long-lived assets, at cost:
United States	$411,969	$387,022
France	118,275	115,169
Brazil	79,585	81,021
Germany	55,581	47,125
Netherlands	15,255	13,355
China	5,906	4,394
Japan	1,978	1,893
All other countries	4,435	4,436

	$692,984	$654,415

15. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate as distributors in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	December 31,
	2012	2011	2010
Purchases from related party	$48,370	$34,610	$35,384

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2012

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$80,903	$142,263	$0	$223,166
Receivables, net of allowances of $401	0	426	44,728	79,481	0	124,635
Inventories of products	0	0	180,776	159,547	0	340,323
Inventories of materials and supplies	0	0	8,013	2,318	0	10,331
Deferred income taxes	0	0	5,768	2,101	0	7,869
Other current assets	0	3,787	691	23,885	0	28,363

Total current assets	0	4,213	320,879	409,595	0	734,687

Property, plant and equipment, less accumulated depreciation of $311,779	0	56,626	222,956	101,623	0	381,205
Intangible assets, less accumulated amortization of $68,531	0	41,056	22,337	0	0	63,393
Investment in consolidated subsidiaries	526,725	1,258,814	0	0	(1,785,539)	0
Investment in unconsolidated joint venture	0	813	0	12,769	0	13,582
Debt issuance costs	0	10,846	0	0	0	10,846
Deferred income taxes	0	0	0	79	0	79
Other long-term assets	0	1,500	480,756	193,141	(650,000)	25,397

Total assets	$526,725	$1,373,868	$1,046,928	$717,207	$(2,435,539)	$1,229,189

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	0	15,074	0	0	0	15,074
Accounts payable-trade	0	2,072	44,304	52,791	0	99,167
Other payables and accruals	0	8,995	21,744	20,239	0	50,978
Due to related party	0	0	0	16,080	0	16,080
Deferred income taxes	0	0	0	513	0	513

Total current liabilities	0	26,141	66,048	89,623	0	181,812

Long-term debt, net of current portion	0	432,943	0	0	0	432,943
Deferred income taxes	0	12,206	5,768	4,299	0	22,273
Other long-term liabilities	0	377,032	89,825	283,089	(650,000)	99,946

Total liabilities	0	848,322	161,641	377,011	(650,000)	736,974

Commitments and contingencies (note 12)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $.01 par value; 500,000 shares authorized; 32,277 shares issued and outstanding	323	0	0	0	0	323
Additional paid in capital	354,957	0	0	0	0	354,957
Member’s equity	0	526,725	938,374	320,440	(1,785,539)	0
Retained earnings	171,445	0	0	0	0	171,445
Accumulated other comprehensive income (loss)	0	(1,179)	(53,087)	19,756	0	(34,510)

Total stockholders’ and member’s equity	526,725	525,546	885,287	340,196	(1,785,539)	492,215

Total liabilities and stockholders’ and member’s equity	$526,725	$1,373,868	$1,046,928	$717,207	$(2,435,539)	$1,229,189

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2012

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$708,666	$870,810	$(156,354)	$1,423,122
Cost of goods sold	0	(1,696)	596,078	753,652	(156,354)	1,191,680

Gross profit	0	1,696	112,588	117,158	0	231,442
Operating expenses
Research and development	0	0	19,024	11,987	0	31,011
Selling, general and administrative	0	54	68,320	30,181	0	98,555
Depreciation and amortization	0	16,317	34,860	13,377	0	64,554
Impairment of long-lived assets	0	0	5,434	0	0	5,434

Total operating expenses	0	16,371	127,638	55,545	0	199,554

Earnings (loss) in consolidated subsidiaries	(16,191)	33,451	0	0	(17,260)	0
Earnings of unconsolidated joint venture	0	0	0	530	0	530
Interest expense (income), net	0	38,405	(15,111)	6,009	0	29,303

Income (loss) before income taxes	(16,191)	(19,629)	61	56,134	(17,260)	3,115
Income tax expense (benefit)	0	(3,438)	10,289	12,455	0	19,306

Net income (loss)	$(16,191)	$(16,191)	$(10,228)	$43,679	$(17,260)	$(16,191)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2011

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$718,700	$862,885	$(144,106)	$1,437,479
Cost of goods sold	0	1,585	554,881	708,933	(144,106)	1,121,293

Gross profit (loss)	0	(1,585)	163,819	153,952	0	316,186
Operating expenses
Research and development	0	0	17,537	10,459	0	27,996
Selling, general and administrative	0	(178)	69,954	31,830	0	101,606
Depreciation and amortization	0	16,383	32,973	13,379	0	62,735

Total operating expenses	0	16,205	120,464	55,668	0	192,337

Loss on extinguishment of debt	0	(2,985)	0	0	0	(2,985)
Earnings in consolidated subsidiaries	90,925	148,674	0	0	(239,599)	0
Earnings of unconsolidated joint venture	0	0	0	529	0	529
Interest expense (income), net	0	38,096	(14,987)	6,775	0	29,884

Income before income taxes	90,925	89,803	58,342	92,038	(239,599)	91,509
Income tax expense (benefit)	0	(1,122)	(9,954)	11,660	0	584

Net income	$90,925	$90,925	$68,296	$80,378	$(239,599)	$90,925

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(46,544)	$99,059	$93,818	$0	$146,333
Cash flows used in investing activities:
Repayments of intercompany loans	0	(6,522)	0	0	6,522	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(51,516)	(13,490)	0	(65,006)
Purchase of software	0	0	(4,603)	0	0	(4,603)
Settlement of net investment hedge	0	(335)	0	0	0	(335)

Net cash used in investing activities	0	(6,857)	(56,119)	(13,490)	6,522	(69,944)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(45,626)	0	0	0	(45,626)
Cash contribution from member	0	933	0	0	(933)	0
Cash distribution to member	(933)	0	0	0	933	0
Proceeds from the exercise of stock options	933	0	0	0	0	933
Debt issuance costs	0	(3,156)	0	0	0	(3,156)
Proceeds from (payments on) intercompany loans	0	0	31,933	(25,411)	(6,522)	0

Net cash provided by (used in) financing activities	0	53,401	31,933	(25,411)	(6,522)	53,401

Effect of exchange rate differences on cash	0	0	0	4,797	0	4,797

Net increase in cash and cash equivalents	0	0	74,873	59,714	0	134,587
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$80,903	$142,263	$0	$223,166

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2012 and December 31, 2011:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(in thousands, except per share data)
2012
Sales revenue	$408,313	$375,756	$342,635	$296,418	$1,423,122
Gross profit	75,519	73,480	42,753	39,690	231,442
Operating income (loss)	25,647	23,286	(9,638)	(7,407)	31,888
Net income (loss)	16,353	12,407	(15,499)	(29,452)	(16,191)
Earnings (loss) per common share
Basic	0.51	0.38	(0.48)	(0.91)	(0.50)
Diluted	0.50	0.38	(0.48)	(0.91)	(0.50)
Weighted average common shares outstanding
Basic	31,908	31,930	31,943	31,975	31,939
Diluted	32,248	32,172	31,943	31,975	31,939

2011
Sales revenue	$344,828	$386,428	$401,993	$304,230	$1,437,479
Gross profit	86,851	108,395	101,454	19,486	316,186
Operating income (loss)	38,452	57,913	52,224	(24,740)	123,849
Net income (loss)	21,877	46,977	43,093	(21,022)	90,925
Earnings (loss) per common share
Basic	0.69	1.47	1.34	(0.66)	2.85
Diluted	0.68	1.44	1.33	(0.66)	2.81
Weighted average common shares outstanding
Basic	31,609	31,757	31,880	31,892	31,786
Diluted	32,197	32,339	32,215	31,892	32,209

(1)	During the first quarter of 2012, we recognized charges of $6.2 million associated with a property tax dispute in France, of which $5.6 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses, offset by $6.8 million associated with the LBI settlement, which is recorded in cost of goods sold. During the first quarter of 2011, we recognized costs of $0.5 million associated with our secondary public offering and $0.9 million associated with our European office consolidation, which are recorded in selling, general and administrative expenses. In connection with the refinancing of our indebtedness in the first quarter of 2011, we recorded approximately $4.2 million of accelerated amortization of deferred debt issuance costs and a $1.0 million payment to exit an interest rate swap agreement to interest expense and a $3.0 million loss, which we recorded to loss on extinguishment of debt.
(2)	During the second quarter of 2012, we recognized $2.8 million for storm related charges and $1.0 million related to severance, which is included cost of goods sold. During the second quarter of 2011, we recognized costs of $0.1 million associated with our secondary public offering, which is included in selling, general and administrative expenses.
(3)	During the third quarter of 2012, we recognized $5.4 million for impairment related charges. During the third quarter of 2011, we recognized costs of $0.2 million associated with our European office consolidation, which are included in selling, general and administrative expenses.
(4)	During the fourth quarter of 2012, we recognized $1.1 million related to a retirement plan settlement charge associated with a disbursement from a benefit plan upon the retirement of an employee, which is included in selling, general and administrative expenses. During the fourth quarter of 2011, we had no unusual or infrequently occurring items.

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements—(Continued)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

18. Subsequent Events

On February 27, 2013, we executed definitive agreements governing the formation of a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

Under date of February 28, 2013, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II—Valuation and Qualifying Accounts and Reserves (financial statement schedule) in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Houston, Texas

February 28, 2013

KRATON PERFORMANCE POLYMERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2012, 2011, and 2010

(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2012	$549	$(23)	$(125)	$401
Year ended December 31, 2011	$947	$(26)	$(372)	$549
Year ended December 31, 2010	$1,335	$(336)	$(52)	$947

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year ended December 31, 2012	$11,843	$(665)	$1	$11,179
Year ended December 31, 2011	$8,269	$3,485	$89	$11,843
Year ended December 31, 2010	$6,135	$2,292	$(158)	$8,269

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits
3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.1 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

3.2	Bylaws of Kraton Performance Polymers, Inc. (Incorporated by reference to Exhibit 3.2 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

4.1	Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

4.2	Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

4.3	First Supplemental Indenture, dated as of February 10, 2011 among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 8.125% Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

4.4	First Supplemental Indenture dated as of March 20, 2012, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.1	Credit Agreement dated as of February 11, 2011 among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

10.2	First Amendment to Credit Agreement dated as of March 20, 2012, among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers LLC, as Borrower, the other Guarantors named therein, the Lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.2	Pledge Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Pledgors, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

Exhibit No	Description of Exhibits
10.3	Security Agreement dated as of February 11, 2011 among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc. and other parties, as Grantors, and Bank of America N.A. as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

10.4	Contribution Agreement dated February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.5	Contribution Agreement dated February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

10.6	Amended and Restated Belpre Facility Sharing and Operating Agreement dated July 1, 1999, among Infineum USA LP, Shell Oil Kraton and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.7	Amendment No. 1 dated January 23, 2007 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.69 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.8	Amendment No. 2 dated January 1, 2009 to Amended and Restated Belpre Facility Sharing and Operating Agreement (incorporated by reference to Exhibit 10.70 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.9	Manufacturing Facility Lease dated August 24, 2000, between Shell Chemie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.10	Manufacturing Facility Lease dated August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.11	Operating Production Agreement effective as of January 1, 2012, among Compagnie Petrochemique de Berre SAS, Kraton Polymers France SAS and Kraton Polymers Nederland BV (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.12	1,3-Butadiene Supply Agreement effective as of January 1, 2012, between Basell Polyolefines France SAS and Kraton Polymers Nederland B.V. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.13	Business Lease dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005).

Exhibit No	Description of Exhibits
10.14	Amendment to the Business Lease dated March 31, 2000, between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.15	Production Agreement (Elastomers) dated March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.16	First Amendment to Production Agreement (Elastomers) effective as of January 1, 2012, among Kraton Polymers GmbH, Kraton Polymers Nederland BV and Basell Polyolefine GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.17	1,3-Butadiene Agreement dated December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.18	Amendment to Agreement for the Supply of 1,3-Butadiene effective as of January 1, 2012, between Basell Polyolefine GmbH and Kraton Polymers Nederland B.V. (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.19+	Savings Deferred Compensation and Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.28 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.20+	Kraton Polymers US LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.21+*	Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit

10.22+	Pension Benefit Restoration Plan dated December 31, 2008, restated (incorporated by reference to Exhibit 10.29 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.23+	Kraton Polymers LLC Executive Deferred Compensation Plan dated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.24+	Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.25+	TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.26+	Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

Exhibit No	Description of Exhibits
10.27+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the 2009 Equity Incentive Plan

10.28+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.29+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan

10.30+*	Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the 2009 Equity Incentive Plan

10.31+	Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012)

10.32+	Polymer Holdings LLC Cash Incentive Plan dated effective December 16, 2009 (incorporated by reference to Exhibit 10.27 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.33+	First Amendment to Polymer Holdings LLC Cash Incentive Plan dated February 26, 2012 (incorporated by reference to Exhibit 10.28 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.34+	Summary of Terms of 2011 Polymer Holdings LLC Cash Incentive Plan (incorporated by reference to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

10.35+	Kraton Performance Polymers, Inc. Executive Severance Program effective as of November 1, 2011 (incorporated by reference to Exhibit 10.30 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.36+	Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.37+	Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

10.38+	Amendment No. 1 dated December 18, 2008 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.23 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.39+	Amendment No. 2 dated December 8, 2009 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.47 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

10.40+	Amendment No.1 dated December 8, 2009 to the Restricted Unit Award Grant Agreement dated as of June 19, 2008, between Kraton Polymers LLC and Kevin M. Fogarty (incorporated by reference to Exhibit 10.54 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

10.41+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.42+	First Amendment to Employment Agreement (Kevin M. Fogarty) (incorporated by reference to Exhibit 99.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2011)

Exhibit No	Description of Exhibits
10.43+	Termination of Employment Agreement and Release Agreement (Fogarty) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.44+	Termination of Employment Agreement and Release Agreement (Tremblay) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.45+	Termination of Employment Agreement and Release Agreement (Duffy) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.46+	Termination of Employment Agreement and Release Agreement (Freund) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.47+	Employment Agreement (Lee) dated effective as of January 1, 2011 (incorporated by reference to Exhibit 10.54 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on March 7, 2011)

10.48+	Termination of Employment Agreement and Release Agreement (Lee) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.49+	Termination of Employment Agreement and Release Agreement (Ott) dated effective as of October 31, 2011 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.50+	Separation Agreement dated effective as of May 31, 2011 by and between Larry R. Frazier and Kraton Polymers LLC and Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011)

10.51+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1*	List of Significant Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No	Description of Exhibits
101**	The following materials from Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.**

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.