Form 10-Q
period 2013-03-31
Kraton Performance Polymers, Inc.
filed 2013-05-02
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 26, 2013: 32,528,011.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with FPCC; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2013 capital expenditures, including the amount of expenditures related to the semi-works facility, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to meet conditions required to ensure full access to our senior secured credit facilities; expectations regarding availability under our loan agreement; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; our plans and expectations regarding our planned Asia expansion project; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2013; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	conditions in the global economy and capital markets;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock;

•	competition in our end use markets by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	seasonality in our business, particularly in our Paving and Roofing end use market;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the loan agreement and the senior notes;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	we may have additional tax liabilities;

•	our formation of a joint venture to expand HSBC capacity in Asia is subject to risks and uncertainties;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;

•	domestic or international natural disasters or terrorist attacks may disrupt our operations;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Presentation of Financial Statements

The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Kraton and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$136,118	$223,166
Receivables, net of allowances of $485 and $401	153,747	124,635
Inventories of products	349,788	340,323
Inventories of materials and supplies	10,469	10,331
Deferred income taxes	7,779	7,869
Other current assets	26,952	28,363

Total current assets	684,853	734,687
Property, plant and equipment, less accumulated depreciation of $320,521 and $311,779	378,542	381,205
Intangible assets, less accumulated amortization of $71,026 and $68,531	61,539	63,393
Investment in unconsolidated joint venture	12,989	13,582
Debt issuance costs	10,533	10,846
Deferred income taxes	67	79
Other long-term assets	26,226	25,397

Total assets	$1,174,749	$1,229,189

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$15,074
Accounts payable-trade	107,960	99,167
Other payables and accruals	32,439	50,978
Deferred income taxes	511	513
Due to related party	22,421	16,080

Total current liabilities	163,331	181,812
Long-term debt, net of current portion	391,104	432,943
Deferred income taxes	20,787	22,273
Other long-term liabilities	101,488	99,946

Total liabilities	676,710	736,974

Commitments and contingencies (note 10)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding at March 31, 2013; 32,277 shares issued and outstanding at December 31, 2012	325	323
Additional paid in capital	357,788	354,957
Retained earnings	167,697	171,445
Accumulated other comprehensive loss	(43,169)	(34,510)

Total Kraton stockholders’ equity	482,641	492,215
Noncontrolling interest	15,398	0

Total equity	498,039	492,215

Total liabilities and equity	$1,174,749	$1,229,189

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2013	2012
Sales revenue	$340,107	$408,313
Cost of goods sold	280,196	332,794

Gross profit	59,911	75,519

Operating expenses:
Research and development	7,913	7,560
Selling, general and administrative	26,114	26,463
Depreciation and amortization	15,098	15,849

Total operating expenses	49,125	49,872

Earnings of unconsolidated joint venture	134	137
Interest expense, net	13,298	6,699

Income (loss) before income taxes	(2,378)	19,085
Income tax expense	1,446	2,732

Consolidated net income (loss)	(3,824)	16,353
Net loss attributable to noncontrolling interest	(76)	0

Net income (loss) attributable to Kraton	$(3,748)	$16,353

Earnings (loss) per common share:
Basic	$(0.12)	$0.51
Diluted	$(0.12)	$0.50
Weighted average common shares outstanding:
Basic	32,062	31,908
Diluted	32,062	32,248

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Net income (loss) attributable to Kraton	$(3,748)	$16,353
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(9,271)	10,326
(Increase) decrease in unrealized loss on interest rate swaps, net of tax of $0	837	(117)
Unrealized loss of net investment hedge, net of tax of $0	(225)	0

Other comprehensive income (loss), net of tax	(8,659)	10,209

Comprehensive income (loss) attributable to Kraton	(12,407)	26,562
Comprehensive income attributable to noncontrolling interest	224	0

Consolidated comprehensive income (loss)	$(12,183)	$26,562

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$321	$347,455	$187,636	$(17,618)	$517,794	$0	$517,794
Net income	0	0	16,353	0	16,353	0	16,353
Other comprehensive income	0	0	0	10,209	10,209	0	10,209
Exercise of stock options	1	259	0	0	260	0	260
Non-cash compensation related to equity awards	0	1,880	0	0	1,880	0	1,880

Balance at March 31, 2012	$322	$349,594	$203,989	$(7,409)	$546,496	$0	$546,496

Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$0	$492,215
Net loss	0	0	(3,748)	0	(3,748)	(76)	(3,824)
Other comprehensive income (loss)	0	0	0	(8,659)	(8,659)	300	(8,359)
Consolidation of variable interest entity	0	0	0	0	0	15,174	15,174
Exercise of stock options	2	308	0	0	310	0	310
Non-cash compensation related to equity awards	0	2,523	0	0	2,523	0	2,523

Balance at March 31, 2013	$325	$357,788	$167,697	$(43,169)	$482,641	$15,398	$498,039

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(3,824)	$16,353
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,098	15,849
Amortization of debt premium	(38)	0
Amortization of debt issuance costs	5,781	668
(Gain) loss on property, plant and equipment	(16)	358
Earnings from unconsolidated joint venture, net of dividends received	288	263
Deferred income tax benefit	(921)	(412)
Share-based compensation	2,523	1,880
Decrease (increase) in:
Accounts receivable	(32,078)	(42,411)
Inventories of products, materials and supplies	(14,148)	41,958
Other assets	(588)	(3,342)
Increase (decrease) in:
Accounts payable-trade	12,926	13,124
Other payables and accruals	(15,767)	(2,402)
Other long-term liabilities	2,196	251
Due to related party	7,794	13,939

Net cash provided by (used in) operating activities	(20,774)	56,076

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(14,455)	(8,786)
Purchase of software	(707)	(1,643)
Settlement of net investment hedge	(2,225)	0

Net cash used in investing activities	(17,387)	(10,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	40,000	101,250
Repayments of debt	(96,875)	(1,875)
Capital lease payments	(950)	0
Contribution from noncontrolling interest	15,174	0
Proceeds from the exercise of stock options	310	260
Debt issuance costs	(3,117)	(2,728)

Net cash provided by (used in) financing activities	(45,458)	96,907

Effect of exchange rate differences on cash	(3,429)	2,343

Net increase (decrease) in cash and cash equivalents	(87,048)	144,897
Cash and cash equivalents, beginning of period	223,166	88,579

Cash and cash equivalents, end of period	$136,118	$233,476

Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$4,643	$1,281
Cash paid during the period for interest, net of capitalized interest	$13,639	$9,976
Capitalized interest	$961	$483
Supplemental non-cash disclosures:
Non-cash capital accruals	$3,495	$199

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high-margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride alternatives for wire, cable and medical applications; polymers for slush molded automotive and faux leather applications; our Nexar family of membrane polymers for water filtration and breathable fabrics; and synthetic cement formulations and other oilfield applications. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture. The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

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

Income Tax in Interim Periods. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in these condensed consolidated financial statements for each of those jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. We record our tax provision or benefit on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.5 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. We record these costs in selling, general and administrative expenses.

4. Detail of Certain Balance Sheet Accounts

	March 31, 2013	December 31, 2012
	(In thousands)
Inventories of products:
Finished products	$264,506	$260,510
Work in progress	6,258	6,759
Raw materials	79,024	73,054

Total inventories of products	$349,788	$340,323

Other payables and accruals:
Employee related	$9,918	$13,423
Income taxes payable	758	3,638
Other	21,763	33,917

Total other payables and accruals	$32,439	$50,978

Other long-term liabilities:
Pension and other postretirement benefits	$85,315	$84,005
Other	16,173	15,941

Total other long-term liabilities	$101,488	$99,946

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$17,685	$26,956
Net unrealized loss on interest rate swaps	0	(837)
Net unrealized loss on net investment hedge	(1,661)	(1,436)
Pension liability	(59,193)	(59,193)

Total accumulated other comprehensive loss	$(43,169)	$(34,510)

5. Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income attributable to Kraton by the weighted-average number of shares outstanding during the period.

Diluted EPS is computed by dividing net income attributable to Kraton by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.

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

The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,643,950 and 728,708 for the three months ended March 31, 2013 and 2012, respectively. The weighted average restricted share units and performance share units of 37,921 and 20,276, respectively, are not included as a component of diluted EPS for the three months ended March 31, 2013, as they are anti-dilutive.

The effects of share-based compensation awards on the diluted weighted-average number of shares outstanding used in calculating diluted EPS are as follows:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	( In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(3,748)	32,356		$16,353	32,141
Amounts allocated to unvested restricted shares	34	(294)		(119)	(233)

Amounts available to common stockholders	(3,714)	32,062	$(0.12)	16,234	31,908	$0.51

Diluted:
Amounts allocated to unvested restricted shares	(34)	294		119	233
Restricted share units—non participating	0	0		0	29
Stock options added under the treasury stock method	0	0		0	311
Amounts reallocated to unvested restricted shares	34	(294)		(117)	(233)

Amounts available to stockholders and assumed conversions	$(3,714)	32,062	$(0.12)	$16,236	32,248	$0.50

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Term loans	$0	$96,875
Senior secured credit facilities	40,000	0
6.75% unsecured notes	351,104	351,142

Total long-term debt	391,104	448,017
Less current portion of long-term debt	0	15,074

Long-term debt, less current portion	$391,104	$432,943

Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities replaced the then existing senior secured credit facility and we repaid in full all outstanding amounts payable under the previously existing indebtedness. Borrowing under the Senior Secured Credit Facilities are subject to borrowing base limitations.

We may request up to an aggregate of $100.0 million of additional revolving facility commitments of which up to an aggregate of $40.0 million may be additional Dutch revolving facility commitments, subject to additional conditions described in the Senior Secured Credit Facilities, and provided that the U.S. revolver commitment is at least 60% of the commitments after giving effect to such increase.

Kraton Polymers U.S. LLC and, Kraton Polymers Nederland B.V. are the borrowers under the Senior Secured Credit Facilities, and Kraton Performance Polymers, Inc., Kraton Polymers LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation are the “Guarantors.” The Senior Secured Credit Facilities are secured by receivables and inventory. The Senior Secured Credit Facilities terminate on March 27, 2018, however we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities. Availability under the Senior Secured Credit Facilities is limited to the lesser of the borrowing base and total commitments (less certain reserves).

U.S. borrowings under the Senior Secured Credit Facilities (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.50% and (3) LIBOR plus 1.0%, or (b) a rate based on LIBOR, in each case plus an applicable margin. U.S. swingline loans shall bear interest at a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.0%, in each case plus an applicable margin. Dutch borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the applicable borrower’s option, either (a) a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded, or (b) a rate based on LIBOR, in each case plus an applicable margin. The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings and LIBOR loans. The applicable margin is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter. In addition to paying interest on outstanding principal amounts under the Senior Secured Credit Facilities, the borrowers will be required to pay a commitment fee in respect of the unutilized commitments at an annual rate of 0.375%.

The Senior Secured Credit Facilities contain a financial covenant that if either (a) excess availability is less than the greater of (i) 12.5% of the lesser of the commitments and the borrowing base and (ii) $31,250,000 or (b) U.S. availability is less than the greater of (i) 12.5% of the lesser of the U.S. commitments and U.S. borrowing base and (ii) $18,750,000, then following such event, Kraton and its restricted subsidiaries must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for four fiscal quarters (or for a shorter duration if certain financial conditions are met). The Senior Secured Credit Facilities contain certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events.

As of March 31, 2013, our available borrowing capacity was $118.8 million of which $40.0 million was drawn. This includes a Dutch borrowing capacity of $0.0 million as it was pending satisfaction of post-closing conditions related to the lenders’ security interest in the Dutch assets. As of the date of this filing, our available borrowing capacity was $206.6 million, of which $40.0 million was drawn, which includes $83.7 million of Dutch borrowing capacity that became available when we resolved the post-closing conditions related to the lenders’ security interest in the Dutch assets. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of available liquidity.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture, dated as of February 11, 2011 ($250.0 million senior notes) and supplemental indenture thereto dated as of March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2013, are as follows:

Principal Payments
(In thousands)
December 31:
2018	40,000
Thereafter	350,000

Total debt	$390,000

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $12.5 million and $13.9 million (of which $2.0 million and $3.1 million were included in other current assets) as of March 31, 2013 and December 31, 2012, respectively. In connection with our March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.4 million of debt issuance costs related to our new indebtedness. We amortized $0.8 million (which excludes the $5.0 million of accelerated amortization) and $0.7 million of debt issuance costs for the three months ended March 31, 2013 and 2012, respectively.

8. Fair Value Measurements, Financial Instruments and Credit Risk

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

	Balance Sheet Location	March 31, 2013	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	1,511	1,511	0	0
Derivative liability—current	Other payables and accruals	(9)	0	(9)	0

Total		$1,502	$1,511	$(9)	$0

	Balance Sheet Location	December 31, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Derivative asset—current	Other current assets	$34	$0	$34	$0
Retirement plan asset—noncurrent	Other long-term assets	860	860	0	0
Derivative liability—current	Other payables and accruals	(578)	0	(578)	0
Derivative liability—noncurrent	Other long-term liabilities	(258)	0	(258)	0

Total		$58	$860	$(802)	$0

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

The following table presents the carrying values and approximate fair values of our long-term debt as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term loans	$0	$0	$96,875	$96,875
Senior secured credit facilities	$40,000	$40,000	$0	$0
6.75% unsecured notes	$351,104	$365,750	$351,142	$364,000

The term loans and loan agreements are variable interest rate instruments, and as such, the fair value approximates their carrying value.

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective on July 15, 2011 and was set to expire on June 15, 2014. However, on March 27, 2013, in connection with the refinancing of our credit facility, we terminated and settled the interest rate swap agreement, and as a result, recognized $0.7 million of interest expense for the three months ended March 31, 2013. We recorded an unrealized loss of $0.1 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap agreement for the three months ended March 31, 2012.

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. The non-deliverable forward contracts outstanding as of March 31, 2013, had notional amounts of CAD $2.5 million and CAD $1.6 million with settlement dates of July 11, 2013 and August 1, 2013, respectively. Due to an adjustment in the underlying payment schedule, in March 2013, we settled the hedge with a notional amount of CAD $2.5 million with a settlement date of July 11, 2013 and entered into a new hedge with a notional value of CAD $2.5 million with a settlement date of September 9, 2013. We also settled the hedge with the notional value of CAD $1.6 million with a settlement date of August 1, 2013 and entered into a new hedge with a notional value of CAD $1.6 million and a settlement date of October 8, 2013. The ineffective portion of the settlement of theses hedges was immaterial. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” For the effective portion of these hedges, we recorded an aggregate $0.1 million gain, which offset the $0.1 million loss on the exposure to the CAD for the three months ended March 31, 2013.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded an aggregate $0.2 million loss in accumulated other comprehensive loss related to the settlement of the effective portion of the contracts during the three months ended March 31, 2013.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the three months ended March 31, 2013 and 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. In the three months ended March 31, 2013 and 2012, we settled these hedges and recorded an aggregate loss of $1.7 million and a gain of $1.1 million, respectively, which offset the underlying foreign currency exchange gains and losses recorded in cost of goods sold.

Credit Risk

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

9. Income Taxes

Our income tax expense was $1.4 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was (60.8)%, and 14.3% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our limited ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

As of March 31, 2013 and 2012, a valuation allowance of $97.8 million and $54.1 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets in certain jurisdictions. We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We increased our valuation allowance by $7.4 million for the three months ended March 31, 2013, of which $7.6 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). We reduced our valuation allowance by $0.1 million for the three months ended March 31, 2012. Excluding the change in our valuation allowance, our effective tax rate would have been a 259.4% benefit and 15.1% expense for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, we had total unrecognized tax benefits of $5.5 million and $5.1 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2013 and 2012, we had an increase in uncertain tax positions of $0.5 million and $0.8 million, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows.

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability
(In thousands)
Balance at December 31, 2012	$9,837
Accretion expense	120
Foreign currency translation	(118)

Balance at March 31, 2013	$9,839

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Service cost	$938	$825
Interest cost	1,410	1,353
Expected return on plan assets	(1,655)	(1,498)
Amortization of prior service cost	1,007	630

Net periodic benefit cost	$1,700	$1,310

We made contributions of $1.2 million and $1.3 million to our pension plan in the three months ended March 31, 2013 and 2012, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Service cost	$145	$128
Interest cost	292	305
Amortization of prior service cost	183	150

Net periodic benefit cost	$620	$583

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber and isoprene rubber latex; and

•	compounds.

Sales revenue for our four primary product lines is as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
USBCs	$196,773	$243,192
HSBCs	108,094	132,376
Cariflex	27,029	22,645
Compounds	7,904	8,448
Other	307	1,652

	$340,107	$408,313

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Sales revenue:
United States	$113,308	$150,250
Germany	43,381	49,617
China	18,690	19,845
Japan	17,051	19,362
Brazil	13,897	14,154
Italy	12,471	14,094
France	11,834	14,035
Belgium	10,682	14,005
United Kingdom	10,474	11,863
Thailand	9,982	7,981
Netherlands	9,637	13,290
Taiwan	6,446	6,792
Malaysia	5,753	5,680
Turkey	5,676	9,669
Mexico	4,874	3,270
Canada	4,760	5,444
Argentina	4,665	4,785
Sweden	4,073	3,310
South Korea	3,223	4,430
Australia	2,842	3,116
All other countries	26,388	33,321

	$340,107	$408,313

	March 31, 2013	December 31, 2012
	(In thousands)
Long-lived assets, at cost:
United States	$413,223	$411,969
France	116,727	118,275
Brazil	81,432	79,585
Germany	53,980	55,581
Netherlands	14,657	15,255
Taiwan	6,516	0
China	6,487	5,906
Japan	1,803	1,978
All other countries	4,238	4,435

	$699,063	$692,984

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate in distributions in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Purchases from related party	$12,671	$17,878

Our due to related party is solely related to our commercial arrangement associated with KJE, which requires payment by each party within 150 days of invoice.

14. Variable Interest Entity

In February 2013, we executed definitive agreements providing for a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. The joint venture, Kraton Formosa Polymers Corporation (“KFPC”), is a Taiwan entity, with each of Kraton and FPCC having equal representation on the board. Both Kraton and FPCC made an initial investment of approximately $15.2 million at inception. We have exclusive rights to purchase all production from KFPC. Additionally, we will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. As such, we have determined that we are the primary beneficiary of this variable interest entity and, therefore, have consolidated KFPC in our financial statements as of and for the quarter ended March 31, 2013 and have reflected FPCC’s ownership as a noncontrolling interest.

The following table summarizes the fair value of KFPC assets and liabilities as of February 27, 2013 recorded upon initial consolidation in our condensed consolidated balance sheet and the carrying amounts of such assets and liabilities as of March 31, 2013, before intercompany eliminations.

	March 31, 2013	February 27, 2013
	(In thousands)
Cash and cash equivalents	$30,966	$30,348
Property, plant and equipment	6,516	0
Intangible assets	9,000	0

Total assets	$46,482	$30,348

Current liabilities	15,686	0

Total liabilities	$15,686	$0

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2013

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$47,146	$88,972	$0	$136,118
Receivables, net of allowances of $485	0	0	50,255	103,492	0	153,747
Inventories of products	0	0	199,700	150,088	0	349,788
Inventories of materials and supplies	0	0	8,188	2,281	0	10,469
Deferred income taxes	0	0	5,768	2,011	0	7,779
Other current assets	0	4,484	2,240	20,228	0	26,952

Total current assets	0	4,484	313,297	367,072	0	684,853
Property, plant and equipment, less accumulated depreciation of $320,521	0	54,259	218,479	105,804	0	378,542
Intangible assets, less accumulated amortization of $71,026	0	39,344	22,195	0	0	61,539
Investment in consolidated subsidiaries	525,810	1,294,407	0	0	(1,820,217)	0
Investment in unconsolidated joint venture	0	813	0	12,176	0	12,989
Debt issuance costs	0	7,180	2,012	1,341	0	10,533
Deferred income taxes	0	0	0	67	0	67
Other long-term assets	0	1,132	537,820	104,891	(617,617)	26,226

Total assets	$525,810	$1,401,619	$1,093,803	$591,351	$(2,437,834)	$1,174,749

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	0	364	49,391	58,205	0	107,960
Other payables and accruals	0	2,002	17,395	13,042	0	32,439
Deferred income taxes	0	0	0	511	0	511
Due to related party	0	0	0	22,421	0	22,421

Total current liabilities	0	2,366	66,786	94,179	0	163,331
Long-term debt, net of current portion	0	351,104	40,000	0	0	391,104
Deferred income taxes	0	12,112	5,768	2,907	0	20,787
Other long-term liabilities	0	510,900	91,259	116,946	(617,617)	101,488

Total liabilities	0	876,482	203,813	214,032	(617,617)	676,710

Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding	325	0	0	0	0	325
Additional paid in capital	357,788	0	0	0	0	357,788
Member’s equity	0	525,810	943,077	351,330	(1,820,217)	0
Retained earnings	167,697	0	0	0	0	167,697
Accumulated other comprehensive income (loss)	0	(673)	(53,087)	10,591	0	(43,169)

Kraton stockholders’ and member’s equity	525,810	525,137	889,990	361,921	(1,820,217)	482,641
Noncontrolling interest	0	0	0	15,398	0	15,398

Total stockholders’ and member’s equity	525,810	525,137	889,990	377,319	(1,820,217)	498,039

Total liabilities and stockholders’ and member’s equity	$525,810	$1,401,619	$1,093,803	$591,351	$(2,437,834)	$1,174,749

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$80,903	$142,263	$0	$223,166
Receivables, net of allowances of $401	0	426	44,728	79,481	0	124,635
Inventories of products	0	0	180,776	159,547	0	340,323
Inventories of materials and supplies	0	0	8,013	2,318	0	10,331
Deferred income taxes	0	0	5,768	2,101	0	7,869
Other current assets	0	3,787	691	23,885	0	28,363

Total current assets	0	4,213	320,879	409,595	0	734,687
Property, plant and equipment, less accumulated depreciation of $311,779	0	56,626	222,956	101,623	0	381,205
Intangible assets, less accumulated amortization of $68,531	0	41,056	22,337	0	0	63,393
Investment in consolidated subsidiaries	526,725	1,258,814	0	0	(1,785,539)	0
Investment in unconsolidated joint venture	0	813	0	12,769	0	13,582
Debt issuance costs	0	10,846	0	0	0	10,846
Deferred income taxes	0	0	0	79	0	79
Other long-term assets	0	1,500	480,756	193,141	(650,000)	25,397

Total assets	$526,725	$1,373,868	$1,046,928	$717,207	$(2,435,539)	$1,229,189

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$0	$15,074	$0	$0	$0	$15,074
Accounts payable-trade	0	2,072	44,304	52,791	0	99,167
Other payables and accruals	0	8,995	21,744	20,239	0	50,978
Due to related party	0	0	0	16,080	0	16,080
Deferred income taxes	0	0	0	513	0	513

Total current liabilities	0	26,141	66,048	89,623	0	181,812
Long-term debt, net of current portion	0	432,943	0	0	0	432,943
Deferred income taxes	0	12,206	5,768	4,299	0	22,273
Other long-term liabilities	0	377,032	89,825	283,089	(650,000)	99,946

Total liabilities	0	848,322	161,641	377,011	(650,000)	736,974

Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,277 shares issued and outstanding	323	0	0	0	0	323
Additional paid in capital	354,957	0	0	0	0	354,957
Member’s equity	0	526,725	938,374	320,440	(1,785,539)	0
Retained earnings	171,445	0	0	0	0	171,445
Accumulated other comprehensive income (loss)	0	(1,179)	(53,087)	19,756	0	(34,510)

Total stockholders’ and member’s equity	526,725	525,546	885,287	340,196	(1,785,539)	492,215

Total liabilities and stockholders’ and member’s equity	$526,725	$1,373,868	$1,046,928	$717,207	$(2,435,539)	$1,229,189

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$177,582	$203,551	$(41,026)	$340,107
Cost of goods sold	0	1,733	148,119	171,370	(41,026)	280,196

Gross profit	0	(1,733)	29,463	32,181	0	59,911

Operating expenses:
Research and development	0	0	4,343	3,570	0	7,913
Selling, general and administrative	0	2	18,971	7,141	0	26,114
Depreciation and amortization	0	4,079	7,534	3,485	0	15,098

Total operating expenses	0	4,081	30,848	14,196	0	49,125

Earnings (loss) in consolidated subsidiaries	(3,824)	17,786	0	0	(13,962)	0
Earnings of unconsolidated joint venture	0	0	0	134	0	134
Interest expense (income), net	0	15,890	(3,576)	984	0	13,298

Income (loss) before income taxes	(3,824)	(3,918)	2,191	17,135	(13,962)	(2,378)
Income tax expense (benefit)	0	(94)	11	1,529	0	1,446

Consolidated net income (loss)	(3,824)	(3,824)	2,180	15,606	(13,962)	(3,824)
Net loss attributable to noncontrolling interest	0	0	0	(76)	0	(76)

Net income (loss) attributable to Kraton	$(3,824)	$(3,824)	$2,180	$15,682	$(13,962)	$(3,748)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

Operating expenses:
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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(3,824)	$(3,824)	$2,180	$15,682	$(13,962)	$(3,748)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(106)	0	(9,165)	0	(9,271)
Decrease in unrealized loss on interest rate swaps, net of tax of $0	0	837	0	0	0	837
Unrealized loss of net investment hedge, net of tax of $0	0	(225)	0	0	0	(225)

Other comprehensive income (loss), net of tax	0	506	0	(9,165)	0	(8,659)

Comprehensive income (loss) attributable to Kraton	(3,824)	(3,318)	2,180	6,517	(13,962)	(12,407)
Comprehensive income attributable to noncontrolling interest	0	0	0	224	0	224

Consolidated comprehensive income (loss)	$(3,824)	$(3,318)	$2,180	$6,741	$(13,962)	$(12,183)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three months ended March 31, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$16,353	$16,353	$9,231	$19,638	$(45,222)	$16,353
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(66)	(1)	10,393	0	10,326
Increase in unrealized loss on interest rate swaps, net of tax of $0	0	(117)	0	0	0	(117)

Other comprehensive income (loss), net of tax	0	(183)	(1)	10,393	0	10,209

Consolidated comprehensive income	$16,353	$16,170	$9,230	$30,031	$(45,222)	$26,562

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$34,273	$(99,572)	$44,525	$0	$(20,774)

Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	0	64,517	0	0	(64,517)	0
Purchase of property, plant and equipment	0	0	(4,060)	(10,395)	0	(14,455)
Purchase of software	0	0	(641)	(66)	0	(707)
Settlement of net investment hedge	0	(2,225)	0	0	0	(2,225)

Net cash provided by (used in) investing activities	0	62,292	(4,701)	(10,461)	(64,517)	(17,387)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	0	40,000	0	0	40,000
Repayments of debt	0	(96,875)	0	0	0	(96,875)
Capital lease payments	0	0	(950)	0	0	(950)
Cash contributions from member	0	310	0	0	(310)	0
Cash distributions to member	(310)	0	0	0	310	0
Contribution from noncontrolling interest	0	0	0	15,174	0	15,174
Proceeds from the exercise of stock options	310	0	0	0	0	310
Debt issuance costs	0	0	(1,870)	(1,247)	0	(3,117)
Proceeds from (repayments of) intercompany loans	0	0	33,336	(97,853)	64,517	0

Net cash provided by (used in) financing activities	0	(96,565)	70,516	(83,926)	64,517	(45,458)

Effect of exchange rate differences on cash	0	0	0	(3,429)	0	(3,429)

Net decrease in cash and cash equivalents	0	0	(33,757)	(53,291)	0	(87,048)
Cash and cash equivalents, beginning of period	0	0	80,903	142,263	0	223,166

Cash and cash equivalents, end of period	$0	$0	$47,146	$88,972	$0	$136,118

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(13,595)	$49,553	$20,118	$0	$56,076

Cash flows used in investing activities:
Proceeds from intercompany loans	0	(83,312)	0	0	83,312	0
Purchase of property, plant and equipment	0	0	(6,282)	(2,504)	0	(8,786)
Purchase of software	0	0	(1,642)	(1)	0	(1,643)

Net cash used in investing activities	0	(83,312)	(7,924)	(2,505)	83,312	(10,429)

Cash flows provided by financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(1,875)	0	0	0	(1,875)
Cash contributions from member	0	260	0	0	(260)	0
Cash distributions to member	(260)	0	0	0	260	0
Proceeds from the exercise of stock options	260	0	0	0	0	260
Debt issuance costs	0	(2,728)	0	0	0	(2,728)
Proceeds from intercompany loans	0	0	58,129	25,183	(83,312)	0

Net cash provided by financing activities	0	96,907	58,129	25,183	(83,312)	96,907

Effect of exchange rate differences on cash	0	0	0	2,343	0	2,343

Net increase in cash and cash equivalents	0	0	99,758	45,139	0	144,897
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$105,788	$127,688	$0	$233,476

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2012. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW

We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. We market our products under the Kraton®, CariflexTM and NEXARTM brands. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous end use products by imparting greater flexibility, resilience, strength, durability and processability. Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” Our products are found in many everyday applications, including personal care products such as disposable diapers and the rubberized grips of toothbrushes, razor blades and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life. We also produce Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex provides opportunities for new, high margin applications. In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including polyvinyl chloride alternatives for wire, cable and medical applications; polymers for slush molded automotive and faux leather applications; our NEXAR family of membrane polymers for water filtration and breathable fabrics; and synthetic cement formulations and other oilfield applications.

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

	Three months ended March 31,
Product Line Sales Revenue:	2013	2012
USBCs	57.9%	59.6%
HSBCs	31.8%	32.4%
Cariflex	7.9%	5.5%
Compounds	2.3%	2.1%
Other	0.1%	0.4%

	Three months ended March 31,
End Use Markets	2013	2012
Advanced Materials	28.4%	25.9%
Adhesives, Sealants and Coatings	38.7%	36.7%
Paving and Roofing	24.9%	31.5%
Cariflex	7.9%	5.5%
Other	0.1%	0.4%

2013 First Quarter Financial Overview

•	Sales volume was 78.2 kilotons in the first quarter of 2013 compared to 89.6 kilotons in the first quarter of 2012, a decrease of 12.7%.

•

Sales revenue decreased $68.2 million in the first quarter of 2013 compared to the first quarter of 2012, primarily due to decreased sales volume of $51.9 million, global product sales price decreases of $9.6 million associated with the decline in raw material costs and the negative impact from changes in foreign currency exchange rates of $5.3 million.

•

Gross profit was $59.9 million in the first quarter of 2013 compared to $75.5 million in the first quarter of 2012. Included in the period-over-period decline of $15.6 million is a $3.9 million negative impact associated with the spread between the first-in, first-out (“FIFO”) basis of accounting and estimated current replacement cost (“ECRC”). Net of the impact of this spread, gross profit at ECRC was $60.4 million in the first quarter of 2013 compared to $72.1 million in the first quarter of 2012.

•

Adjusted EBITDA was $28.7 million in the first quarter of 2013 compared to $43.0 million in the first quarter of 2012. Included in the period-over-period decline of $14.3 million is a $3.9 million negative impact associated with the spread between FIFO and ECRC. Net of the impact of the spread, Adjusted EBITDA at ECRC was $29.2 million in the first quarter of 2013 compared to $39.6 million in the first quarter of 2012.

•

Net loss attributable to Kraton was $3.7 million or $0.12 per diluted share for the three months ended March 31, 2013 compared to net income of $16.4 million or $0.50 per diluted share for the three months ended March 31, 2012. Diluted earnings per share were lower by approximately $0.19 per share in the first quarter of 2013 and higher by $0.01 per share in the first quarter of 2012 due to items, which are discussed further in Net income (loss) attributable to Kraton. In addition, the impact of the change in our deferred tax asset valuation allowance increased our diluted loss per share by $0.24 due to our inability to recognize a tax benefit on net operating losses generated in the first quarter of 2013, and had no effect on our diluted earnings per share in the first quarter of 2012.

•	Cash used in operating activities was $20.8 million in the first quarter of 2013 compared to cash provided by operating activities of $56.1 million in the first quarter of 2012.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $162.3 million and $208.0 million or 57.9% and 62.5% of our total cost of goods sold for the three months ended March 31, 2013 and 2012, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices decreased slightly for butadiene and isoprene and increased for styrene during the three months ended March 31, 2013 compared to the three months ended December 31, 2012. Average purchase prices for butadiene and isoprene were lower during the three months ended March 31, 2013 compared to the same periods in 2012, with an increase in average purchase prices for styrene.

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

•	In the three months ended March 31, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $0.5 million; and

•	In the three months ended March 31, 2012, reported results under FIFO were higher than results would have been on an ECRC basis by $3.4 million.

•

We currently anticipate that our gross profit will reflect a negative spread between FIFO and ECRC of approximately $3.0 million in the second quarter of 2013. This expectation is based on numerous complex and interrelated assumptions with respect to monomer costs, and ending inventory levels in the second quarter and the actual results may be significantly different based on second quarter results.

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

We generated our sales revenue from customers located in the following regions.

	Three months ended March 31,
Revenue by Geography:	2013	2012
Americas	41.9%	44.3%
Europe, Middle East and Africa	37.2%	37.2%
Asia Pacific	20.9%	18.5%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $1.0 million for the three months ended March 31, 2013 and pre-tax income of $0.3 million for the three months ended March 31, 2012. The primary driver for the increase in our pre-tax losses for the periods presented was the change in foreign currency exchange rates between the Euro and U.S. dollar.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market generally resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. However, sales volumes into this end use market were higher in the first quarter of 2012, during which demand was higher than normal, particularly in Europe and North America paving.

Recent Developments

Formation of Joint Venture to Expand Hydrogenated Styrenic Block Copolymer (“HSBC”) Capacity in Asia. On February 27, 2013, we executed definitive agreements providing for a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Each of Kraton and FPCC will fund 50% of the capital needs of the joint venture that are not satisfied through KFPC’s debt financing. Kraton has exclusive rights to purchase all production from the plant, which it intends to market world-wide, through its global sales and distribution network. Additionally, Kraton will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. The joint venture is a Taiwan entity, with each of Kraton and FPCC having equal representation on the board.

Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a U.S. senior secured revolving credit facility of $150.0 million and a Dutch senior secured revolving credit facility of $100.0 million, to replace the then existing senior secured credit facility, and repaid in full all outstanding amounts payable under the previously existing indebtedness. Availability under the senior secured credit facilities will be subject to a borrowing base and the facilities will be secured by receivables and inventory. The senior secured credit facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales Revenue

Sales revenue decreased $68.2 million or 16.7% to $340.1 million for the three months ended March 31, 2013 from $408.3 million for the three months ended March 31, 2012. The decrease was largely due to lower sales volumes, which accounted for $51.9 million of the revenue decrease, global product sales price decreases of $9.6 million associated with lower raw material costs and the negative effect of changes in foreign currency exchange rates of $5.3 million. Sales volumes were 78.2 kilotons for the three months ended March 31, 2013 compared to 89.6 kilotons for the three months ended March 31, 2012, a decrease of 12.7%.

The following factors influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue decreased $9.1 million or 8.6% to $96.6 million for the three months ended March 31, 2013 from $105.7 million for the three months ended March 31, 2012. Excluding the $1.0 million negative impact from changes in foreign currency exchange rates, the decline in sales revenue would have been $8.1 million or 7.8%. The decline in sales revenue was primarily driven by lower average selling prices, reflective of lower average raw materials costs, primarily butadiene, as sales volumes were essentially unchanged. With respect to innovation sales volume, we experienced growth in personal care and medical applications, offset by lower sales volumes into consumer and wire & cable applications.

•

Adhesives, Sealants and Coatings. Sales revenue decreased $18.6 million or 12.4% to $131.5 million for the three months ended March 31, 2013 from $150.0 million for the three months ended March 31, 2012. Excluding the $2.7 million negative impact from changes in foreign currency exchange rates, the decline in sales revenue would have been $15.9 million or 10.6% due to lower average selling prices indicative of lower raw material costs, primarily butadiene and lower sales volume. The 6.8% decline in sales volume reflects the timing of sales into lubricant additive applications and lower sales into pressure sensitive adhesive and elastic nonwoven applications.

•

Paving and Roofing. Sales revenue decreased $43.7 million or 34.1% to $84.7 million for the three months ended March 31, 2013 from $128.4 million for the three months ended March 31, 2012. Excluding the $0.7 million negative impact from changes in foreign currency exchange rates, sales revenue would have declined $43.0 million or 33.5%. The largest driver of the sales revenue decline was lower sales volumes, which were down 26.9% compared to the year-ago quarter, primarily in the North American and European paving markets and to a lesser extent the European roofing market. Demand in the first quarter 2012 was atypically strong driven by favorable weather conditions and increasing butadiene costs which in turn resulted in volume pulled forward from the second quarter of 2012. In contrast, cold and wet weather limited upside in first quarter 2013 sales volume. The decrease in sales revenue also reflects lower average selling prices resulting from lower average raw material costs compared to the first quarter 2012.

•

CariflexTM. Sales revenue increased $4.4 million or 19.4% to $27.0 million for the three months ended March 31, 2013 from $22.6 million for the three months ended March 31, 2012. Excluding the $0.9 million negative impact from changes in foreign currency exchange rates, sales revenue would have increased $5.3 million or 23.3%. The revenue increase reflects higher sales volume, mainly in surgical glove, other medical and innovation sales, as well as increased average selling prices across the Cariflex portfolio.

Cost of Goods Sold

Cost of goods sold decreased $52.6 million or 15.8% to $280.2 million for the three months ended March 31, 2013 from $332.8 million for the three months ended March 31, 2012. The decrease was driven largely by decreased sales volumes in the amount of $36.7 million, decreased raw material costs in the amount of $15.8 million, which includes the year-over-year $3.9 million negative impact associated with the spread between the FIFO and ECRC basis, and $4.5 million from changes in foreign currency exchange rates. In addition, in the first quarter of 2012, our inventory decreased as production volume was less than the atypically strong sales volume. In contrast, in the first quarter of 2013, our production volume exceeded our sales volume in advance of a planned turnaround scheduled for the second quarter of 2013 at one of our facilities. As a result, cost of goods sold was lower period over period by $5.2 million. These decreases were partially offset by $3.0 million in costs related to production issues, $1.1 million of turn around costs and a net $1.2 million benefit recorded in the first quarter of 2012 related to the LBI settlement and property tax dispute in France.

Gross Profit

Gross profit decreased $15.6 million or 20.7% to $59.9 million for the three months ended March 31, 2013 from $75.5 million for the three months ended March 31, 2012. The decrease was primarily driven by lower sales volumes, decreased global product sales prices and costs related to production issues, partially offset by lower raw material costs and production volumes exceeding sales volumes during the first quarter of 2013.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.4 million or 4.7% primarily due to an increase in employee related costs commensurate with additions to staffing levels among our scientists, professional fees, and maintenance and operational costs, partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.3% and 1.9% of sales revenue for the three months ended March 31, 2013 and 2012, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses decreased $0.3 million or 1.3%. The decrease was primarily due to a $0.6 million charge associated with the resolution of a property tax dispute in France during 2012, lower legal expenses of $0.4 million and a $0.2 million decrease in lease expense, partially offset by a $0.5 million increase in costs associated with the joint venture with FPCC and a $0.3 million increase in technology costs. Selling, general and administrative expenses were 7.7% and 6.5% of sales revenue for the three months ended March 31, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $0.8 million or 4.7%, primarily due to the extended compliance deadline for our coal-burning boilers at our Belpre, Ohio, facility, pursuant to the revised MACT rule.

Interest expense, net

Interest expense, net increased $6.6 million or 98.5% to $13.3 million for the three months ended March 31, 2013 from $6.7 million for the three months ended March 31, 2012. The increase was primarily due to a $5.0 million write off of debt issuance costs and a $0.7 million payment to exit a 2011 interest rate swap agreement associated with replacing and refinancing our previous credit facilities.

Income tax expense

Our income tax expense was $1.4 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was (60.8)% and 14.3% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and our limited ability to utilize net operating loss carryforwards in certain jurisdictions, primarily in the United States.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2013 and 2012, a valuation allowance of $97.8 million and $54.1 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $7.4 million in 2013, of which $7.6 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). We reduced our valuation allowance by $0.1 million in 2012. Excluding the change in our valuation allowance, our effective tax rate would have been a 259.4% benefit and a 15.1% expense for the three months ended March 31, 2013 and 2012, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the three months ended March 31, 2013, we earned $18.5 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 6.0%. For the three months ended March 31, 2012, we earned $25.2 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 13.4%.

Net income (loss) attributable to Kraton

Net loss attributable to Kraton was $3.7 million or $0.12 per diluted share for the three months ended March 31, 2013, a decrease of $20.1 million compared to net income of $16.4 million or $0.50 per diluted share for the three months ended March 31, 2012. Net loss for the three months ended March 31, 2013 included charges of approximately $5.9 million, net of tax, related to the write-off of debt issuance costs, the settlement of the interest rate swap and restructuring and related costs. These items, net of tax, increased our diluted loss per share by $0.19 for the three months ended March 31, 2013. Net income for the three months ended March 31, 2012 included a benefit of approximately $0.5 million, net of tax, associated with the LBI settlement, partially offset by a property tax dispute in France, restructuring and related charges and costs associated with our March 2012 offering. These items, net of tax, increased our diluted earnings per share by $0.01 for the three months ended March 31, 2012. The impact of the change in our deferred tax asset valuation allowance increased our diluted loss per share by $0.24 due to our inability to recognize a tax benefit on net operating losses generated during the three months ended March 31, 2013 and had no effect on diluted earnings per share for the three months ended March 31, 2012.

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Three months ended March 31,
	2013	2012
	(In thousands)
EBITDA (1)	$26,018	$41,633
Adjusted EBITDA (2)	$28,677	$42,961
Adjusted EBITDA at ECRC (3)	$29,184	$39,589
Gross Profit at ECRC (4)	$60,418	$72,147

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Limitations for EBITDA as an analytical tool include the following:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest payments, on our debt;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements;

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

We reconcile consolidated net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net income (loss) attributable to Kraton	$(3,748)	$16,353
Net loss attributable to noncontrolling interest	(76)	0

Consolidated net income (loss)	(3,824)	16,353
Add:
Interest expense, net	13,298	6,699
Income tax expense	1,446	2,732
Depreciation and amortization expenses	15,098	15,849

EBITDA	$26,018	$41,633

Add (deduct):
Settlement gain (a)	0	(6,819)
Property tax dispute (b)	0	6,211
Restructuring and related charges (c)	136	56
Non-cash compensation expense	2,523	1,880

Adjusted EBITDA	28,677	42,961
Add (deduct):
Spread between FIFO and ECRC	507	(3,372)

Adjusted EBITDA at ECRC	$29,184	$39,589

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general and administrative expenses.
(c)	Includes charges related to severance expenses, fees associated with the public offering of our senior notes and evaluation of acquisition transactions.

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Gross profit	$59,911	$75,519
Add (deduct):
Spread between FIFO and ECRC	507	(3,372)

Gross profit at ECRC	$60,418	$72,147

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

In March 2013, we entered into an asset-based revolving credit facility consisting of a U.S. senior secured revolving credit facility of $150.0 million and a Dutch senior secured revolving credit facility of $100.0 million (the “Senior Secured Credit Facilities”), to replace the then existing senior secured credit facility, and repaid in full all outstanding amounts payable under the previously existing indebtedness. Availability under the Senior Secured Credit Facilities will be subject to a borrowing base and the facilities are secured by receivables and inventory. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements.

The Senior Secured Credit Facilities contain a financial covenant and certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events. Our failure to comply with the covenants would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy the covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes. At March 31, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

The Senior Secured Credit Facilities terminate on March 27, 2018, however we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our working capital requirements, our investment in the joint venture with FPCC, debt payments, interest payments, capital expenditures, benefit plan contributions and income tax obligations. However, these cash flows are subject to a number of factors, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At March 31, 2013, we had $136.1 million of cash and cash equivalents, which includes $31.0 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of March 31, 2013, our available borrowing capacity was $118.8 million of which $40.0 million was drawn. This includes a Dutch borrowing capacity of $0.0 million as it was pending satisfaction of post-closing conditions related to the lenders’ security interest in the Dutch assets. Excluding the $31.0 million of KFPC cash, our liquidity at March 31, 2013 amounted to $183.9 million. As of the date of this filing, our available borrowing capacity was $206.6 million, of which $40.0 million was drawn, which includes $83.7 million of Dutch borrowing capacity that became available when we resolved the post-closing conditions related to the lenders’ security interest in the Dutch assets. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities, see “—Senior Secured Credit Facilities” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $1.2 million to our pension plan in the three months ended March 31, 2013 and $1.3 million for the three months ended March 31, 2012. We expect our total pension plan contributions for the year ended December 31, 2013 to be $6.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2013, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2014 and beyond.

As of March 31, 2013, we had $89.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $8.7 million at March 31, 2013. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 for further discussion.

Operating Cash Flows and Liquidity

Net cash used in operating activities totaled $20.8 million for the three months ended March 31, 2013 and net cash provided by operating activities were $56.1 million for the three months ended March 31, 2012. This represents a net decrease of $76.9 million, which was driven by a decrease in net income and primarily by changes in working capital, as follows:

•	$56.1 million increase in inventories of products, materials and supplies, largely due to lower sales volume;

•	$13.4 million decrease in other payables and accruals, primarily related to property taxes, interest and income taxes;

•	$6.1 million decrease in related party payables associated with purchases and timing of payments to our joint venture in Japan; partially offset by

•	$10.3 million decrease in accounts receivable primarily related to lower sales revenue.

Investing Cash Flows

Net cash used in investing activities totaled $17.4 million for the three months ended March 31, 2013 and $10.4 million for the three months ended March 31, 2012.

Expected Capital Expenditures. We currently expect 2013 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $80.0 million to $85.0 million. Included in this estimate is approximately $14.5 million related to the semi-works facility, approximately $14.0 million to comply with the MACT rule, of which $2.8 million will be financed with a capital lease, and approximately $19.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2013 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform. In addition, at this time, after completing our initial engineering estimate, we anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we estimate our share of the funding for the joint venture will be approximately $50.0 million of which $15.2 million has been funded during the three months ended March 31, 2013, and approximately $24.8 million is estimated to be funded in the remainder of 2013. We currently anticipate funding our remaining 2013 contributions with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2013 was approximately 54% equity, 44% debt and 2% noncontrolling interest compared to approximately 53% equity and 47% debt as of March 31, 2012.

Net cash used in financing activities totaled $45.5 million for the three months ended March 31, 2013 and net cash provided by financing activities were $96.9 million for the three months ended March 31, 2012. The $142.4 million decrease was driven primarily by:

•	a $96.9 million repayment of term loans associated with the March 2013 refinancing of our debt structure;

•	net proceeds from the 2013 refinancing being $61.3 million less than proceeds from the 2012 issuance of additional 6.75% Senior Notes; partially offset by

•	a $15.2 million increase in contribution from noncontrolling interest.

Description of 6.75% Senior Notes due 2019

Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. See Note 6 Long-Term Debt, for further discussion.

Contractual Commitments

Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2012. Other than the refinancing of our indebtedness in March 2013 and our minimum purchase obligations required under our KFPC joint venture agreements, there have been no other material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2012. The following table provides our updated long-term debt and purchase obligations as of March 31, 2013.

	Payments Due by Period
Dollars in Millions	Total	2013	2014	2015	2016	2017	2018 and after
Long-term debt obligations	$390.0	$0	$0	$0	$0	$0	$390.0
Purchase obligations (1)	4,713.8	341.2	322.3	151.3	166.9	175.0	3,557.1

(1)	Pursuant to the styrene and butadiene feedstock supply contracts with Shell Chemicals and its affiliates, we are obligated to purchase minimum quantities. The contracts do not contain a stated penalty for failure to purchase the minimum quantities. However, if we do not purchase the minimum requirements, it is required under the terms of the contracts that we meet with Shell Chemicals in an effort to determine a resolution equitable to both parties. Included in the above table is our estimated minimum purchases required under our KFPC joint venture agreements. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of March 31, 2013, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2012. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2013, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

Item 1A.	Risk Factors.

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

The risks and uncertainties in our most recent Annual Report on Form 10-K, are not the only ones facing us. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 6.	Exhibits.

Exhibit Number

10.1	Loan Agreement dated as of March 27, 2013 among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers U.S. LLC, as a U.S. Borrower, Kraton Polymers Nederland B.V., as a Dutch Borrower, the other Guarantors named therein, the Lenders named therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.2	Pledge Agreement dated as of March 27, 2013 among Kraton Polymers U.S. LLC, as a U.S. Borrower, Kraton Polymers LLC and Kraton Performance Polymers, Inc., as Pledgors, the other Pledgors named therein, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.3*	Shareholder Agreement of Kraton Formosa Polymers Corporation by and between KP Investment BV and Formosa Petrochemical Corporation dated February 27, 2013

10.4*	Ground Lease by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation dated February 27, 2013

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: May 2, 2013	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: May 2, 2013	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer