Form 10-Q
period 2013-06-30
Kraton Performance Polymers, Inc.
filed 2013-08-01
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 26, 2013: 32,528,011.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with FPCC; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2013 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to meet conditions required to ensure full access to our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; our plans and expectations regarding our Asia expansion project; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2013; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$88,669	$223,166
Receivables, net of allowances of $502 and $401	163,681	124,635
Inventories of products	336,622	340,323
Inventories of materials and supplies	10,730	10,331
Deferred income taxes	8,117	7,869
Other current assets	27,439	28,363

Total current assets	635,258	734,687
Property, plant and equipment, less accumulated depreciation of $330,881 and $311,779	387,883	381,205
Intangible assets, less accumulated amortization of $73,546 and $68,531	60,222	63,393
Investment in unconsolidated joint venture	13,231	13,582
Debt issuance costs	10,257	10,846
Deferred income taxes	344	79
Other long-term assets	25,339	25,397

Total assets	$1,132,534	$1,229,189

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$15,074
Accounts payable-trade	97,468	99,167
Other payables and accruals	39,132	50,978
Deferred income taxes	464	513
Due to related party	21,165	16,080

Total current liabilities	158,229	181,812
Long-term debt, net of current portion	351,066	432,943
Deferred income taxes	21,101	22,273
Other long-term liabilities	102,529	99,946

Total liabilities	632,925	736,974

Commitments and contingencies (note 10)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding at June 30, 2013; 32,277 shares issued and outstanding at December 31, 2012	325	323
Additional paid in capital	359,795	354,957
Retained earnings	171,526	171,445
Accumulated other comprehensive loss	(47,144)	(34,510)

Total Kraton stockholders’ equity	484,502	492,215
Noncontrolling interest	15,107	0

Total equity	499,609	492,215

Total liabilities and equity	$1,132,534	$1,229,189

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales revenue	$334,543	$375,756	$674,650	$784,069
Cost of goods sold	274,682	302,276	554,878	635,070

Gross profit	59,861	73,480	119,772	148,999

Operating expenses:
Research and development	8,446	7,996	16,359	15,556
Selling, general and administrative	25,004	26,313	51,118	52,776
Depreciation and amortization	15,741	15,885	30,839	31,734

Total operating expenses	49,191	50,194	98,316	100,066

Earnings of unconsolidated joint venture	121	163	255	300
Interest expense, net	5,909	7,773	19,207	14,472

Income before income taxes	4,882	15,676	2,504	34,761
Income tax expense	905	3,269	2,351	6,001

Consolidated net income	3,977	12,407	153	28,760
Net income attributable to noncontrolling interest	148	0	72	0

Net income attributable to Kraton	$3,829	$12,407	$81	$28,760

Earnings per common share:
Basic	$0.12	$0.38	$0.00	$0.89
Diluted	$0.12	$0.38	$0.00	$0.89
Weighted average common shares outstanding:
Basic	32,073	31,930	32,068	31,919
Diluted	32,378	32,172	32,391	32,209

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to Kraton	$3,829	$12,407	$81	$28,760
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	(3,975)	(23,371)	(13,246)	(13,045)
(Increase) decrease in unrealized loss of interest rate swaps, net of tax of $0	0	(17)	837	(134)
Increase in unrealized gain (loss) of net investment hedge, net of tax of $0	0	1,803	(225)	1,803

Other comprehensive loss, net of tax	(3,975)	(21,585)	(12,634)	(11,376)

Comprehensive income (loss) attributable to Kraton	(146)	(9,178)	(12,553)	17,384
Comprehensive loss attributable to noncontrolling interest	(291)	0	(67)	0

Consolidated comprehensive income (loss)	$(437)	$(9,178)	$(12,620)	$17,384

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$321	$347,455	$187,636	$(17,618)	$517,794	$0	$517,794
Net income	0	0	28,760	0	28,760	0	28,760
Other comprehensive loss	0	0	0	(11,376)	(11,376)	0	(11,376)
Exercise of stock options	1	259	0	0	260	0	260
Non-cash compensation related to equity awards	0	3,737	0	0	3,737	0	3,737

Balance at June 30, 2012	$322	$351,451	$216,396	$(28,994)	$539,175	$0	$539,175

Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$0	$492,215
Net income	0	0	81	0	81	72	153
Other comprehensive loss	0	0	0	(12,634)	(12,634)	(139)	(12,773)
Consolidation of variable interest entity	0	0	0	0	0	15,174	15,174
Exercise of stock options	2	308	0	0	310	0	310
Non-cash compensation related to equity awards	0	4,530	0	0	4,530	0	4,530

Balance at June 30, 2013	$325	$359,795	$171,526	$(47,144)	$484,502	$15,107	$499,609

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$153	$28,760
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,839	31,734
Amortization of debt premium	(76)	0
Amortization of debt issuance costs	6,304	1,451
(Gain) loss on property, plant and equipment	(115)	415
Earnings from unconsolidated joint venture, net of dividends received	167	100
Deferred income tax benefit	(1,531)	(502)
Share-based compensation	4,530	3,737
Decrease (increase) in:
Accounts receivable	(42,338)	(44,466)
Inventories of products, materials and supplies	(1,224)	7,154
Other assets	(1,818)	(848)
Increase (decrease) in:
Accounts payable-trade	(1,836)	24,763
Other payables and accruals	(8,880)	(1,004)
Other long-term liabilities	3,188	622
Due to related party	8,188	16,822

Net cash provided by (used in) operating activities	(4,449)	68,738

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34,742)	(22,548)
Purchase of software	(1,945)	(2,109)
Settlement of net investment hedge	(2,225)	2,854

Net cash used in investing activities	(38,912)	(21,803)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	40,000	101,250
Repayments of debt	(136,875)	(3,750)
Capital lease payments	(950)	0
Contribution from noncontrolling interest	15,174	0
Proceeds from the exercise of stock options	310	260
Debt issuance costs	(4,794)	(2,728)

Net cash provided by (used in) financing activities	(87,135)	95,032

Effect of exchange rate differences on cash	(4,001)	(2,584)

Net increase (decrease) in cash and cash equivalents	(134,497)	139,383
Cash and cash equivalents, beginning of period	223,166	88,579

Cash and cash equivalents, end of period	$88,669	$227,962

Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$5,463	$10,913
Cash paid during the period for interest, net of capitalized interest	$13,170	$11,050
Capitalized interest	$1,940	$1,131
Supplemental non-cash disclosures:
Capital accruals	$5,298	$2,842
Capital lease liability included in accounts payable	$1,950	$0

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

In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire, cable and medical applications;

•	polymers for slush molded automotive and faux leather applications;

•	our NEXAR family of membrane polymers for water filtration and breathable fabrics; and

•	synthetic cement formulations and other oilfield applications.

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

Significant items subject to such estimates and assumptions include

•	the useful lives of fixed assets;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and

•	liabilities for employee benefit obligations, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.

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

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. If we fail to achieve our operating income targets, we may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax expense/benefit and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.0 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $4.5 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

4. Detail of Certain Balance Sheet Accounts

	June 30, 2013	December 31, 2012
	(In thousands)
Inventories of products:
Finished products	$245,465	$260,510
Work in progress	6,818	6,759
Raw materials	84,339	73,054

Total inventories of products	$336,622	$340,323

Other payables and accruals:
Employee related	$11,836	$13,423
Income taxes payable	119	3,638
Other	27,177	33,917

Total other payables and accruals	$39,132	$50,978

Other long-term liabilities:
Pension and other postretirement benefits	$85,474	$84,005
Other	17,055	15,941

Total other long-term liabilities	$102,529	$99,946

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$13,710	$26,956
Net unrealized loss on interest rate swaps	0	(837)
Net unrealized loss on net investment hedge	(1,661)	(1,436)
Pension liability	(59,193)	(59,193)

Total accumulated other comprehensive loss	$(47,144)	$(34,510)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding.

The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 872,406 and 760,087 for the three months ended June 30, 2013 and 2012, and 851,752 and 723,431 for the six months ended June 30, 2013 and 2012, respectively.

The effects of share-based compensation awards on the diluted weighted-average number of shares outstanding used in calculating diluted EPS are as follows:

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$3,829	32,528		$12,407	32,241
Amounts allocated to unvested restricted shares	(54)	(455)		(120)	(311)

Amounts available to common stockholders	3,775	32,073	$0.12	12,287	31,930	$0.38

Diluted:
Amounts allocated to unvested restricted shares	54	455		120	311
Non participating share units	0	125		0	29
Stock options added under the treasury stock method	0	180		0	213
Amounts reallocated to unvested restricted shares	(53)	(455)		(119)	(311)

Amounts available to stockholders and assumed conversions	$3,776	32,378	$0.12	$12,288	32,172	$0.38

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$81	32,443		$28,760	32,191
Amounts allocated to unvested restricted shares	(1)	(375)		(243)	(272)

Amounts available to common stockholders	80	32,068	$0.00	28,517	31,919	$0.89

Diluted:
Amounts allocated to unvested restricted shares	1	375		243	272
Non participating share units	0	92		0	29
Stock options added under the treasury stock method	0	231		0	261
Amounts reallocated to unvested restricted shares	(1)	(375)		(241)	(272)

Amounts available to stockholders and assumed conversions	$80	32,391	$0.00	$28,519	32,209	$0.89

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Term loans	$0	$96,875
6.75% unsecured notes	351,066	351,142

Total long-term debt	351,066	448,017
Less current portion of long-term debt	0	15,074

Long-term debt, less current portion	$351,066	$432,943

Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities replaced our then existing senior secured credit facility, and we repaid in full all outstanding amounts payable under the previously existing indebtedness. Borrowing under the Senior Secured Credit Facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security.

We may request up to an aggregate of $100.0 million of additional revolving facility commitments of which up to an aggregate of $40.0 million may be additional Dutch revolving facility commitments, provided that we satisfy additional conditions described in the Senior Secured Credit Facilities, and provided further that the U.S. revolver commitment is at least 60% of the commitments after giving effect to such increase.

Kraton Polymers U.S. LLC and Kraton Polymers Nederland B.V. are the borrowers under the Senior Secured Credit Facilities, and Kraton Performance Polymers, Inc., Kraton Polymers LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation are guarantors. The Senior Secured Credit Facilities are secured by receivables and inventory. The Senior Secured Credit Facilities terminate on March 27, 2018; however, we may from time to time request that the lenders extend the maturity of their commitments. Availability under the Senior Secured Credit Facilities is limited to the lesser of the borrowing base and total commitments (less certain reserves).

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

Dutch borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to, at the applicable borrower’s option, either (a) a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded, or (b) a rate based on LIBOR, in each case plus an applicable margin. The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings and LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter.

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

As of June 30, 2013, our available borrowing capacity was $206.2 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $201.9 million, of which $0.0 million was drawn.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture, dated February 11, 2011 ($250.0 million senior notes) and supplemental indenture thereto dated March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2013, are as follows:

Principal Payments
(In thousands)
December 31:
2019	350,000

Total debt	$350,000

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $12.4 million and $13.9 million (of which $2.2 million and $3.1 million were included in other current assets) as of June 30, 2013 and December 31, 2012, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. We amortized $0.5 million and $0.8 million of debt issuance costs for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million (which excludes the $5.0 million of accelerated amortization) and $1.5 million of debt issuance costs for the six months ended June 30, 2013 and 2012, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

	Balance Sheet Location	June 30, 2013	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	1,519	1,519	0	0
Derivative liability—current	Other payables and accruals	(135)	0	(135)	0

Total		$1,384	$1,519	$(135)	$0

	Balance Sheet Location	December 31, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Derivative asset—current	Other current assets	$34	$0	$34	$0
Retirement plan asset—noncurrent	Other long-term assets	860	860	0	0
Derivative liability—current	Other payables and accruals	(578)	0	(578)	0
Derivative liability—noncurrent	Other long-term liabilities	(258)	0	(258)	0

Total		$58	$860	$(802)	$0

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

The following table presents the carrying values and approximate fair values of our long-term debt as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term loans	$0	$0	$96,875	$96,875
6.75% unsecured notes	$351,066	$353,500	$351,142	$364,000

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

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar in connection with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” The non-deliverable forward contracts outstanding as of June 30, 2013 had notional amounts of CAD $2.5 million and CAD $1.6 million with settlement dates of September 9, 2013 and October 8, 2013, respectively. These hedges were effective in offsetting our exposure to the CAD and therefore the $0.1 million loss on the hedge was offset by the $0.1 million gain on the exposure associated with the funding of our semi-works facility for the three and six months ended June 30, 2013, and the $0.2 million loss on the hedge was offset by the $0.2 million gain on the exposure to the CAD for the three and six months ended June 30, 2012.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a €11.6 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the TWD/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded in accumulated other comprehensive loss an aggregate $0.2 million loss related to the settlement of the effective portion of these contracts during the six months ended June 30, 2013.We recorded in accumulated other comprehensive loss an aggregate $1.8 million gain related to the settlement of the effective portion of these contracts during the three and six months ended June 30, 2012.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the six months ended June 30, 2013 and 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the three months ended June 30, 2013 and 2012, we settled these hedges and recorded an aggregate loss of $0.06 million and a gain of $0.03 million, respectively. For the six months ended June 30, 2013 and 2012, we recorded an aggregate loss of $1.8 million and a gain of $1.1 million, respectively. In all periods, the gains or losses on settlement of these hedges offset the underlying foreign currency exchange gains and losses recorded in cost of goods sold.

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

9. Income Taxes

Our income tax expense was $0.9 million and $3.3 million for the three months ended June 30, 2013 and 2012 and $2.4 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 18.5%, and 20.9% for the three months ended June 30, 2013 and 2012 and 93.9%, and 17.3% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

As of June 30, 2013 and December 31, 2012, a valuation allowance of $94.7 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We decreased our valuation allowance by $3.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, which represents the utilization of net operating losses. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2013, of which $4.5 million represents current period net operating losses, partially offset by $0.2 million that represents changes in other comprehensive income (loss). We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2012, which represents the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been 81.1% and 21.6% for the three months ended June 30, 2013 and 2012, respectively, and a 88.1% benefit and 18.0% expense for the six months ended June 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

As of June 30, 2013 and December 31, 2012, we had total unrecognized tax benefits of $6.2 million and $5.1 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended June 30, 2013 and 2012, we had an increase in uncertain tax positions of $0.6 million and $0.3 million, respectively, and $1.1 million during the six months ended June 30, 2013 and 2012, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within our provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

10. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing R$ 5.9 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

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

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability
(In thousands)
Balance at December 31, 2012	$9,837
Accretion expense	251
Foreign currency translation	(63)

Balance at June 30, 2013	$10,025

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans. The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$762	$765	$1,700	$1,590
Interest cost	1,385	1,438	2,795	2,791
Expected return on plan assets	(1,650)	(1,493)	(3,305)	(2,991)
Amortization of prior service cost	858	735	1,865	1,365

Net periodic benefit cost	$1,355	$1,445	$3,055	$2,755

We made contributions of $2.6 million and $3.3 million to our pension plan in the six months ended June 30, 2013 and 2012, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$145	$128	$290	$256
Interest cost	293	305	585	610
Amortization of prior service cost	182	150	364	300

Net periodic benefit cost	$620	$583	$1,239	$1,166

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber and isoprene rubber latex; and

•	compounds.

Sales revenue for our four primary product lines is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
USBCs	$192,543	$218,908	$389,316	$462,100
HSBCs	104,937	118,145	213,031	250,521
Cariflex™	29,244	29,805	56,273	52,450
Compounds	7,544	8,666	15,448	17,114
Other	275	232	582	1,884

	$334,543	$375,756	$674,650	$784,069

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales revenue:
United States	$100,929	$122,089	$214,237	$272,339
Germany	42,304	50,583	85,685	100,200
Japan	20,080	21,834	37,131	41,196
China	17,503	20,072	36,193	39,917
Brazil	12,984	11,666	26,881	25,820
Italy	10,927	10,407	23,398	24,501
France	11,361	12,792	23,195	26,827
Belgium	12,432	11,589	23,114	25,594
United Kingdom	10,285	11,225	20,759	23,088
Thailand	10,182	13,651	20,164	21,632
The Netherlands	6,577	7,502	16,214	20,792
Malaysia	7,385	4,435	13,138	10,115
Turkey	5,914	9,108	11,590	18,777
Taiwan	3,493	3,248	9,939	10,040
Mexico	4,809	3,178	9,683	6,448
Canada	4,919	5,154	9,679	10,598
Sweden	5,499	5,396	9,572	8,706
Argentina	4,246	2,988	8,911	7,773
South Korea	3,936	3,959	7,159	8,389
Australia	4,143	5,664	6,985	8,780
Austria	4,344	5,204	6,070	10,155
Poland	2,385	7,420	3,811	10,121
All other countries	27,906	26,592	51,142	52,261

	$334,543	$375,756	$674,650	$784,069

	June 30, 2013	December 31, 2012
	(In thousands)
Long-lived assets, at cost:
United States	$418,222	$411,969
France	118,955	118,275
Brazil	77,083	79,585
Germany	58,109	55,581
Netherlands	24,063	15,255
Taiwan	9,321	0
China	6,973	5,906
Japan	1,733	1,978
All other countries	4,305	4,435

	$718,764	$692,984

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate in distributions in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Purchases from related party	$10,054	$12,792	$22,725	$30,670

Our due to related party is solely related to our commercial arrangement associated with KJE, which requires payment by each party within 150 days of invoice.

14. Variable Interest Entity

In February 2013, we executed definitive agreements providing for a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. The joint venture company, Kraton Formosa Polymers Corporation (“KFPC”), is a Taiwan entity with each of Kraton and FPCC having equal representation on the board. Both Kraton and FPCC made an initial investment of approximately $15.2 million at inception. We have exclusive rights to purchase all production from KFPC. Additionally, we will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. As such, we have determined that we are the primary beneficiary of this variable interest entity and, therefore, have consolidated KFPC in our financial statements as of and for the six months ended June 30, 2013 and have reflected FPCC’s ownership as a noncontrolling interest.

The following table summarizes the fair value of KFPC assets and liabilities as of February 27, 2013 recorded upon initial consolidation in our condensed consolidated balance sheet and the carrying amounts of such assets and liabilities as of June 30, 2013, before intercompany eliminations.

	June 30, 2013	February 27, 2013
	(In thousands)
Cash and cash equivalents	$21,287	$30,348
Other current assets	191	0
Property, plant and equipment	9,318	0
Intangible assets	10,115	0

Total assets	$40,911	$30,348

Current liabilities	10,698	0

Total liabilities	$10,698	$0

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2013

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$19,024	$69,645	$0	$88,669
Receivables, net of allowances of $502	0	36	54,606	109,039	0	163,681
Inventories of products	0	0	198,442	138,180	0	336,622
Inventories of materials and supplies	0	0	8,553	2,177	0	10,730
Deferred income taxes	0	0	5,768	2,349	0	8,117
Other current assets	0	4,151	1,915	21,373	0	27,439

Total current assets	0	4,187	288,308	342,763	0	635,258
Property, plant and equipment, less accumulated depreciation of $330,881	0	51,892	217,904	118,087	0	387,883
Intangible assets, less accumulated amortization of $73,546	0	37,631	22,516	75	0	60,222
Investment in consolidated subsidiaries	531,646	1,297,788	0	0	(1,829,434)	0
Investment in unconsolidated joint venture	0	813	0	12,418	0	13,231
Debt issuance costs	0	6,633	2,162	1,462	0	10,257
Deferred income taxes	0	0	0	344	0	344
Other long-term assets	0	1,448	534,847	89,534	(600,490)	25,339

Total assets	$531,646	$1,400,392	$1,065,737	$564,683	$(2,429,924)	$1,132,534

LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	0	940	44,886	51,642	0	97,468
Other payables and accruals	0	7,875	16,754	14,503	0	39,132
Deferred income taxes	0	0	0	464	0	464
Due to related party	0	0	0	21,165	0	21,165

Total current liabilities	0	8,815	61,640	87,774	0	158,229
Long-term debt, net of current portion	0	351,066	0	0	0	351,066
Deferred income taxes	0	11,391	5,770	3,940	0	21,101
Other long-term liabilities	0	498,043	91,521	113,455	(600,490)	102,529

Total liabilities	0	869,315	158,931	205,169	(600,490)	632,925

Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding	325	0	0	0	0	325
Additional paid in capital	359,795	0	0	0	0	359,795
Member’s equity	0	531,646	959,893	337,895	(1,829,434)	0
Retained earnings	171,526	0	0	0	0	171,526
Accumulated other comprehensive income (loss)	0	(569)	(53,087)	6,512	0	(47,144)

Kraton stockholders’ and member’s equity	531,646	531,077	906,806	344,407	(1,829,434)	484,502
Noncontrolling interest	0	0	0	15,107	0	15,107

Total stockholders’ and member’s equity	531,646	531,077	906,806	359,514	(1,829,434)	499,609

Total liabilities and stockholders’ and member’s equity	$531,646	$1,400,392	$1,065,737	$564,683	$(2,429,924)	$1,132,534

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$164,643	$209,894	$(39,994)	$334,543
Cost of goods sold	0	231	124,242	190,203	(39,994)	274,682

Gross profit (loss)	0	(231)	40,401	19,691	0	59,861

Operating expenses:
Research and development	0	0	4,437	4,009	0	8,446
Selling, general and administrative	0	146	16,601	8,257	0	25,004
Depreciation and amortization	0	4,080	8,085	3,576	0	15,741

Total operating expenses	0	4,226	29,123	15,842	0	49,191

Earnings in consolidated subsidiaries	3,977	16,758	0	0	(20,735)	0
Earnings of unconsolidated joint venture	0	0	0	121	0	121
Interest expense (income), net	0	9,044	(3,544)	409	0	5,909

Income before income taxes	3,977	3,257	14,822	3,561	(20,735)	4,882
Income tax expense (benefit)	0	(720)	10	1,615	0	905

Consolidated net income	3,977	3,977	14,812	1,946	(20,735)	3,977
Net income attributable to noncontrolling interest	0	0	0	148	0	148

Net income attributable to Kraton	$3,977	$3,977	$14,812	$1,798	$(20,735)	$3,829

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$189,256	$233,540	$(47,040)	$375,756
Cost of goods sold	0	(29)	155,606	193,739	(47,040)	302,276

Gross profit	0	29	33,650	39,801	0	73,480

Operating expenses:
Research and development	0	0	4,827	3,169	0	7,996
Selling, general and administrative	0	0	17,907	8,406	0	26,313
Depreciation and amortization	0	4,080	8,863	2,942	0	15,885

Total operating expenses	0	4,080	31,597	14,517	0	50,194

Earnings in consolidated subsidiaries	12,407	25,865	0	0	(38,272)	0
Earnings of unconsolidated joint venture	0	0	0	163	0	163
Interest expense (income), net	0	9,673	(3,457)	1,557	0	7,773

Income before income taxes	12,407	12,141	5,510	23,890	(38,272)	15,676
Income tax expense (benefit)	0	(266)	(902)	4,437	0	3,269

Net income	$12,407	$12,407	$6,412	$19,453	$(38,272)	$12,407

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$342,225	$413,445	$(81,020)	$674,650
Cost of goods sold	0	1,964	272,361	361,573	(81,020)	554,878

Gross profit (loss)	0	(1,964)	69,864	51,872	0	119,772

Operating expenses:
Research and development	0	0	8,780	7,579	0	16,359
Selling, general and administrative	0	148	35,572	15,398	0	51,118
Depreciation and amortization	0	8,159	15,619	7,061	0	30,839

Total operating expenses	0	8,307	59,971	30,038	0	98,316

Earnings in consolidated subsidiaries	153	34,544	0	0	(34,697)	0
Earnings of unconsolidated joint venture	0	0	0	255	0	255
Interest expense (income), net	0	24,934	(7,120)	1,393	0	19,207

Income (loss) before income taxes	153	(661)	17,013	20,696	(34,697)	2,504
Income tax expense (benefit)	0	(814)	21	3,144	0	2,351

Consolidated net income	153	153	16,992	17,552	(34,697)	153
Net income attributable to noncontrolling interest	0	0	0	72	0	72

Net income attributable to Kraton	$153	$153	$16,992	$17,480	$(34,697)	$81

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$395,477	$467,168	$(78,576)	$784,069
Cost of goods sold	0	(1,085)	325,619	389,112	(78,576)	635,070

Gross profit	0	1,085	69,858	78,056	0	148,999

Operating expenses:
Research and development	0	0	9,713	5,843	0	15,556
Selling, general and administrative	0	0	35,973	16,803	0	52,776
Depreciation and amortization	0	8,159	17,159	6,416	0	31,734

Total operating expenses	0	8,159	62,845	29,062	0	100,066

Earnings in consolidated subsidiaries	28,760	54,733	0	0	(83,493)	0
Earnings of unconsolidated joint venture	0	0	0	300	0	300
Interest expense (income), net	0	19,332	(7,513)	2,653	0	14,472

Income before income taxes	28,760	28,327	14,526	46,641	(83,493)	34,761
Income tax expense (benefit)	0	(433)	(1,117)	7,551	0	6,001

Net income	$28,760	$28,760	$15,643	$39,090	$(83,493)	$28,760

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$3,977	$3,977	$14,812	$1,798	$(20,735)	$3,829
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	104	0	(4,079)	0	(3,975)

Other comprehensive income (loss), net of tax	0	104	0	(4,079)	0	(3,975)

Comprehensive income (loss) attributable to Kraton	3,977	4,081	14,812	(2,281)	(20,735)	(146)
Comprehensive loss attributable to noncontrolling interest	0	0	0	(291)	0	(291)

Consolidated comprehensive income (loss)	$3,977	$4,081	$14,812	$(2,572)	$(20,735)	$(437)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$12,407	$12,407	$6,412	$19,453	$(38,272)	$12,407
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(2)	0	(23,369)	0	(23,371)
Increase in unrealized loss on interest rate swaps, net of tax of $0	0	(17)	0	0	0	(17)
Increase in unrealized gain of net investment hedge, net of tax of $0	0	1,803	0	0	0	1,803

Other comprehensive income (loss), net of tax	0	1,784	0	(23,369)	0	(21,585)

Consolidated comprehensive income (loss)	$12,407	$14,191	$6,412	$(3,916)	$(38,272)	$(9,178)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$153	$153	$16,992	$17,480	$(34,697)	$81
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(2)	0	(13,244)	0	(13,246)
Decrease in unrealized loss on interest rate swaps, net of tax of $0	0	837	0	0	0	837
Increase in unrealized loss of net investment hedge, net of tax of $0	0	(225)	0	0	0	(225)

Other comprehensive income (loss), net of tax	0	610	0	(13,244)	0	(12,634)

Comprehensive income attributable to Kraton	153	763	16,992	4,236	(34,697)	(12,553)
Comprehensive loss attributable to noncontrolling interest	0	0	0	(67)	0	(67)

Consolidated comprehensive income	$153	$763	$16,992	$4,169	$(34,697)	$(12,620)

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Six months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$28,760	$28,760	$15,643	$39,090	$(83,493)	$28,760
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(68)	(1)	(12,976)	0	(13,045)
Increase in unrealized loss on interest rate swaps, net of tax of $0	0	(134)	0	0	0	(134)
Increase in unrealized gain of net investment hedge, net of tax of $0	0	1,803	0	0	0	1,803

Other comprehensive income (loss), net of tax	0	1,601	(1)	(12,976)	0	(11,376)

Consolidated comprehensive income	$28,760	$30,361	$15,642	$26,114	$(83,493)	$17,384

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$2,851	$(63,585)	$56,285	$0	$(4,449)

Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	0	80,705	0	0	(80,705)	0
Purchase of property, plant and equipment	0	0	(9,412)	(25,330)	0	(34,742)
Purchase of software	0	0	(1,770)	(175)	0	(1,945)
Settlement of net investment hedge	0	(2,225)	0	0	0	(2,225)

Net cash provided by (used in) investing activities	0	78,480	(11,182)	(25,505)	(80,705)	(38,912)

Cash flows provided by (used in) financing activities:
Proceeds from debt	0	0	40,000	0	0	40,000
Repayments of debt	0	(96,875)	(40,000)	0	0	(136,875)
Capital lease payments	0	0	(950)	0	0	(950)
Cash contributions from member	0	15,544	0	(15,544)	0	0
Cash distributions to member	(310)	0	0	310	0	0
Contribution from noncontrolling interest	0	0	0	15,174	0	15,174
Proceeds from the exercise of stock options	310	0	0	0	0	310
Debt issuance costs	0	0	(3,310)	(1,484)	0	(4,794)
Proceeds from (repayments of) intercompany loans	0	0	17,148	(97,853)	80,705	0

Net cash provided by (used in) financing activities	0	(81,331)	12,888	(99,397)	80,705	(87,135)

Effect of exchange rate differences on cash	0	0	0	(4,001)	0	(4,001)

Net decrease in cash and cash equivalents	0	0	(61,879)	(72,618)	0	(134,497)
Cash and cash equivalents, beginning of period	0	0	80,903	142,263	0	223,166

Cash and cash equivalents, end of period	$0	$0	$19,024	$69,645	$0	$88,669

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(17,459)	$25,105	$61,092	$0	$68,738

Cash flows used in investing activities:
Proceeds from intercompany loans	0	(80,427)	0	0	80,427	0
Purchase of property, plant and equipment	0	0	(17,253)	(5,295)	0	(22,548)
Purchase of software	0	0	(2,097)	(12)	0	(2,109)
Settlement of net investment hedge	0	2,854	0	0	0	2,854

Net cash used in investing activities	0	(77,573)	(19,350)	(5,307)	80,427	(21,803)

Cash flows provided by financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(3,750)	0	0	0	(3,750)
Cash contributions from member	0	260	0	0	(260)	0
Cash distributions to member	(260)	0	0	0	260	0
Proceeds from the exercise of stock options	260	0	0	0	0	260
Debt issuance costs	0	(2,728)	0	0	0	(2,728)
Proceeds from intercompany loans	0	0	55,016	25,411	(80,427)	0

Net cash provided by financing activities	0	95,032	55,016	25,411	(80,427)	95,032

Effect of exchange rate differences on cash	0	0	0	(2,584)	0	(2,584)

Net increase in cash and cash equivalents	0	0	60,771	78,612	0	139,383
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579

Cash and cash equivalents, end of period	$0	$0	$66,801	$161,161	$0	$227,962

(1)	Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2013.

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

In addition to Cariflex, we have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire, cable and medical applications;

•	polymers for slush molded automotive and faux leather applications;

•	our NEXAR family of membrane polymers for water filtration and breathable fabrics; and

•	synthetic cement formulations and other oilfield applications.

Our products are manufactured along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

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

	Three months ended June 30,		Six months ended June 30,
Product Line Sales Revenue:	2013	2012	2013	2012
USBCs	57.5%	58.3%	57.7%	58.9%
HSBCs	31.4%	31.4%	31.6%	32.0%
Cariflex	8.7%	7.9%	8.3%	6.7%
Compounds	2.3%	2.3%	2.3%	2.2%
Other	0.1%	0.1%	0.1%	0.2%

	Three months ended June 30,		Six months ended June 30,
End Use Markets	2013	2012	2013	2012
Advanced Materials	27.2%	27.2%	27.8%	26.6%
Adhesives, Sealants and Coatings	37.7%	35.9%	38.2%	36.3%
Paving and Roofing	26.3%	28.9%	25.6%	30.2%
Cariflex	8.7%	7.9%	8.3%	6.7%
Other	0.1%	0.1%	0.1%	0.2%

2013 Second Quarter Financial Overview

•	Sales volume was 77.5 kilotons in the second quarter of 2013 compared to 77.2 kilotons in the second quarter of 2012, an increase of 0.3%.

•

Sales revenue decreased $41.2 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to decreases in global product sales prices associated with lower average raw material costs of $37.2 million and the negative impact from changes in foreign currency exchange rates of $2.9 million.

•

Gross profit was $59.9 million in the second quarter of 2013 compared to $73.5 million in the second quarter of 2012. The period-over-period decline of $13.6 million reflects a $16.3 million negative impact associated with the spread between the first-in, first-out (“FIFO”) basis of accounting and estimated current replacement cost (“ECRC”). Net of the impact of this spread, gross profit at ECRC was $62.2 million in the second quarter of 2013 compared to $59.5 million in the second quarter of 2012.

•

Adjusted EBITDA was $29.7 million in the second quarter of 2013 compared to $45.0 million in the second quarter of 2012. The period-over-period decline of $15.4 million reflects a $16.3 million negative impact associated with the spread between FIFO and ECRC. Net of the impact of this spread, Adjusted EBITDA at ECRC was $32.0 million in the second quarter of 2013 compared to $31.0 million in the second quarter of 2012.

•

Net income attributable to Kraton was $3.8 million or $0.12 per diluted share for the three months ended June 30, 2013 compared to net income of $12.4 million or $0.38 per diluted share for the three months ended June 30, 2012. Diluted earnings per share were impacted by items that are discussed further in Net income attributable to Kraton.

•	Cash provided by operating activities was $16.3 million in the second quarter of 2013 compared to $12.7 million in the second quarter of 2012.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $156.8 million and $185.8 million or 57.1% and 61.5% of our total cost of goods sold for the three months ended June 30, 2013 and 2012, respectively, and $319.0 million and $393.9 million or 57.5% and 62.0% of our total cost of goods sold for the six months ended June 30, 2013 and 2012, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. In aggregate, average purchase prices for these monomers decreased slightly during the three months ended June 30, 2013 compared to the three months ended March 31, 2013. Average purchase prices decreased for butadiene and isoprene during the three months ended June 30, 2013 compared to the same periods in 2012, with a slight increase in average purchase prices for styrene. Average purchase prices decreased for butadiene and isoprene during the six months ended June 30, 2013 compared to the same periods in 2012, with an increase in average purchase prices for styrene.

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

•	In the three and six months ended June 30, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $2.3 million and $2.8 million, respectively; and

•	In the three and six months ended June 30, 2012, reported results under FIFO were higher than results would have been on an ECRC basis by $14.0 million and $17.3 million, respectively.

•

We currently anticipate that our results will reflect a negative spread between FIFO and ECRC of approximately $25.0 million in the third quarter of 2013. This expectation is based on numerous complex and interrelated assumptions with respect to monomer costs and ending inventory levels in the third quarter and the actual results may be significantly different based on third quarter results.

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

We generated our sales revenue from customers located in the following regions.

	Three months ended June 30,		Six months ended June 30,
Revenue by Geography:	2013	2012	2013	2012
Americas	38.6%	39.1%	40.3%	41.8%
Europe, Middle East and Africa	39.4%	39.9%	38.3%	38.6%
Asia Pacific	22.0%	21.0%	21.4%	19.6%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $0.9 million and $2.0 million for the three months ended June 30, 2013 and 2012, and pre-tax losses of $1.9 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively. The primary driver for the increase in our pre-tax losses for the periods presented was the change in foreign currency exchange rates between the Japanese Yen and U.S. dollar.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Sales Revenue

Sales revenue decreased $41.2 million or 11.0% to $334.5 million for the three months ended June 30, 2013 from $375.8 million for the three months ended June 30, 2012. The decrease was largely due to a reduction in global product sales prices associated with lower average raw material costs, which accounted for $37.2 million of the revenue decrease, and the negative effect of changes in foreign currency exchange rates of $2.9 million. Sales volumes were 77.5 kilotons for the three months ended June 30, 2013 compared to 77.2 kilotons for the three months ended June 30, 2012, an increase of 0.3%.

The following factors influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue decreased $11.1 million or 10.8% to $91.1 million for the three months ended June 30, 2013 from $102.2 million for the three months ended June 30, 2012. Excluding the $1.0 million negative impact from changes in foreign currency exchange rates, sales revenue would have declined $10.0 million or 9.8%. The decline in sales revenue was driven by lower average selling prices, which reflect the lower average cost of raw materials, primarily butadiene. The revenue decrease associated with lower average raw material costs more than offset the revenue contribution associated with a 3.4% increase in sales volumes. With respect to innovation sales volumes, we experienced growth in personal care and consumer applications, partially offset by lower sales volumes into wire and cable and automotive and industrial applications.

•

Adhesives, Sealants and Coatings. Sales revenue decreased $8.8 million or 6.5% to $126.0 million for the three months ended June 30, 2013 from $134.8 million for the three months ended June 30, 2012. Excluding the $0.9 million negative impact from changes in foreign currency exchange rates, sales revenue would have decreased $7.9 million or 5.9%. The decline in sales revenue was primarily due to lower average selling prices associated with lower average raw material costs, primarily butadiene and isoprene, and a 1.1% decrease in sales volumes. The decline in sales volumes was largely attributable to pressure sensitive adhesive and elastic nonwoven applications in Europe and the timing of sales into lubricant additive applications.

•

Paving and Roofing. Sales revenue decreased $20.8 million or 19.2% to $87.8 million for the three months ended June 30, 2013 from $108.6 million for the three months ended June 30, 2012. Excluding a $0.4 million benefit associated with changes in foreign currency exchange rates, sales revenue would have been down $21.2 million or 19.5%. The decrease in sales revenue reflects lower average selling prices resulting from lower average raw material costs, primarily butadiene, as sales volumes were essentially unchanged. Innovation sales volumes increased on higher sales of roofing innovation grades in Europe and North America and to a lesser extent, increased sales of paving innovation grades in Europe.

•

CariflexTM. Sales revenue decreased $0.6 million or 1.9% to $29.2 million for the three months ended June 30, 2013 from $29.8 million for the three months ended June 30, 2012. Excluding the $1.5 million negative impact from changes in foreign currency exchange rates, sales revenue would have increased $0.9 million or 3.0%. Although overall sales volumes decreased slightly compared to the second quarter of 2012, sales of innovation grades increased, particularly into isoprene rubber latex applications.

Cost of Goods Sold

Cost of goods sold decreased $27.6 million or 9.1% to $274.7 million for the three months ended June 30, 2013 from $302.3 million for the three months ended June 30, 2012. The decrease was driven largely by a $28.2 million reduction in raw material costs. In addition, cost of goods sold declined in 2013 as compared to 2012 due to the absence of storm related charges of $2.8 million, lower restructuring and other charges of $1.0 million, and $1.1 million favorable impact from changes in foreign currency exchange rates, which, in the aggregate, were offset by higher manufacturing costs.

Gross Profit

Gross profit decreased $13.6 million or 18.5% to $59.9 million for the three months ended June 30, 2013 from $73.5 million for the three months ended June 30, 2012. Gross profit as a percentage of sales revenue was 17.9% and 19.6% for the three months ended June 30, 2013 and 2012, respectively. The decrease includes a $16.3 million negative impact associated with the spread between the FIFO basis of accounting and the ECRC basis. Net of the impact of this spread, gross profit at ECRC was $62.2 million in the second quarter of 2013 compared to $59.5 million in the second quarter 2012, an increase of $2.7 million.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.5 million or 5.6% primarily due to an increase in employee related and operational costs, partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.5% and 2.1% of sales revenue for the three months ended June 30, 2013 and 2012, respectively.

•	Selling, General and Administrative. Selling, general and administrative expenses decreased $1.3 million or 5.0%. The decrease was primarily due to a $2.9 million decrease in employee related costs,

partially offset by a $1.1 million increase in restructuring and other costs. Selling, general and administrative expenses were 7.5% and 7.0% of sales revenue for the three months ended June 30, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $0.1 million or 0.9%, primarily due to the extended compliance deadline for our coal-burning boilers at our Belpre, Ohio, facility, pursuant to the revised MACT rule.

Interest expense, net

Interest expense, net decreased $1.9 million or 24.0% to $5.9 million for the three months ended June 30, 2013 from $7.8 million for the three months ended June 30, 2012. The decrease was primarily due to a lower average debt balance.

Income tax expense

Our income tax expense was $0.9 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 18.5% and 20.9% for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the partial release of our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2013, a valuation allowance of $94.7 million has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $3.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, which represents the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been 81.1% and 21.6% for the three months ended June 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the three months ended June 30, 2013, we generated $2.6 million of pre-tax loss in jurisdictions with an expected full year effective tax rate of 8.0%. For the three months ended June 30, 2012, we earned $17.5 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 21.1%.

Net income attributable to Kraton

Net income attributable to Kraton was $3.8 million or $0.12 per diluted share for the three months ended June 30, 2013, a decrease of $8.6 million compared to net income of $12.4 million or $0.38 per diluted share for the three months ended June 30, 2012. Net income for the three months ended June 30, 2013 included charges of approximately $1.1 million, net of tax, or $0.03 per diluted share related to restructuring and other costs, and $2.5 million, net of tax, or $0.08 per diluted share associated with the spread between the FIFO basis of accounting and the ECRC basis. Net income for the three months ended June 30, 2012 included charges of approximately $2.6 million, net of tax, or $0.08 per diluted share associated with storm related charges and restructuring and other charges, and a benefit of $10.5 million, net of tax, or $0.32 per diluted share associated with the spread between the FIFO basis of accounting and the ECRC basis. The impact of our ability to use net operating loss carryforwards to offset taxes amounted to $0.09 per diluted share during the three months ended June 30, 2013 and $0.01 per diluted share during the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Sales Revenue

Sales revenue decreased $109.4 million or 14.0% to $674.7 million for the six months ended June 30, 2013 from $784.1 million for the six months ended June 30, 2012. The decrease was largely due to lower sales volumes and mix, which accounted for $53.0 million of the revenue decrease, global product sales price decreases of $46.8 million associated with lower raw material costs, and the negative effect of changes in foreign currency exchange rates of $8.2 million. Sales volumes were 155.7 kilotons for the six months ended June 30, 2013 compared to 166.9 kilotons for the six months ended June 30, 2012, a decrease of 6.7%.

The following factors influenced our sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue decreased $20.0 million or 9.6% to $187.7 million for the six months ended June 30, 2013 from $207.7 million for the six months ended June 30, 2012. Excluding the $2.0 million negative impact from changes in foreign currency exchange rates, the decline in sales revenue would have been $18.0 million or 8.7%. The decline in sales revenue was primarily driven by lower average selling prices, reflective of lower average raw materials costs, primarily butadiene, partially offset by a 1.4% increase in sales volumes. With respect to innovation sales volumes, we experienced growth in personal care applications, offset by lower sales volumes in wire and cable applications.

•

Adhesives, Sealants and Coatings. Sales revenue decreased $27.4 million or 9.6% to $257.5 million for the six months ended June 30, 2013 from $284.9 million for the six months ended June 30, 2012. Excluding the $3.6 million negative impact from changes in foreign currency exchange rates, the decline in sales revenue would have been $23.8 million or 8.3%. The decline in sales revenue was primarily due to lower average selling prices indicative of lower raw material costs, primarily butadiene and isoprene, and a 4.1% reduction in sales volumes. The decline in sales volumes was due to timing of sales into lubricant additive applications and lower sales into pressure sensitive adhesive and elastic nonwoven applications.

•

Paving and Roofing. Sales revenue decreased $64.6 million or 27.2% to $172.5 million for the six months ended June 30, 2013 from $237.1 million for the six months ended June 30, 2012. Excluding the $0.3 million negative impact from changes in foreign currency exchange rates, sales revenue would have declined $64.3 million or 27.1%. The largest driver of the sales revenue decline was lower sales volumes, which were down 15.1% compared to the prior year, primarily in the North American and European paving markets and to a lesser extent the European roofing market. The decrease in sales revenue also reflects lower average selling prices resulting from lower average raw material costs, primarily butadiene, compared to the prior year. Innovation sales volumes grew on strong performance in roofing applications.

•

CariflexTM. Sales revenue increased $3.8 million or 7.3% to $56.3 million for the six months ended June 30, 2013 from $52.5 million for the six months ended June 30, 2012. Excluding the $2.4 million negative impact from changes in foreign currency exchange rates, sales revenue would have increased $6.2 million or 11.8%. The revenue increase reflects higher sales volumes, mainly in surgical glove, other medical and innovation sales, as well as increased average selling prices across the Cariflex portfolio.

Cost of Goods Sold

Cost of goods sold decreased $80.2 million or 12.6% to $554.9 million for the six months ended June 30, 2013 from $635.1 million for the six months ended June 30, 2012. The decrease was driven largely by a $43.2 million reduction in raw material costs, $36.4 million due to lower sales volumes and a $5.6 million favorable impact from changes in foreign currency exchange rates. In addition, cost of goods sold benefited from the absence of net charges amounting to $2.6 million recorded in the first half of 2012 related to the property tax dispute in France, storm related charges, restructuring and other charges and the LBI settlement. Cost of goods sold increased by $8.1 million primarily due to higher manufacturing costs, which includes the effect of production issues experienced prior to the second quarter of 2013.

Gross Profit

Gross profit decreased $29.2 million or 19.6% to $119.8 million for the six months ended June 30, 2013 from $149.0 million for the six months ended June 30, 2012. Gross profit as a percentage of sales revenue was 17.8% and 19.0% for the six months ended June 30, 2013 and 2012, respectively. The decrease includes a $20.1 million negative impact associated with the spread between the FIFO basis of accounting and the ECRC basis. Net of the impact of this spread, gross profit at ECRC was $122.6 million in the six months ended June 30, 2013 compared to $131.7 million in the six months ended June 30, 2012, a decrease of $9.1 million.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.8 million or 5.2% primarily due to an increase in employee related and operational costs, partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.4% and 2.0% of sales revenue for the six months ended June 30, 2013 and 2012, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.7 million or 3.1%. The decrease was primarily due to a $2.7 million decrease in employee related costs, a $0.6 million charge associated with the resolution of a property tax dispute in France during 2012, lower legal expenses of $0.3 million and a $0.2 million decrease in lease expense, partially offset by a $1.2 million increase in restructuring and other costs, a $0.7 million increase in costs associated with the joint venture with FPCC and a $0.2 million increase in information technology costs. Selling, general and administrative expenses were 7.6% and 6.7% of sales revenue for the six months ended June 30, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $0.9 million or 2.8%, primarily due to the extended compliance deadline for our coal-burning boilers at our Belpre, Ohio, facility, pursuant to the revised MACT rule.

Interest expense, net

Interest expense, net increased $4.7 million or 32.7% to $19.2 million for the six months ended June 30, 2013 from $14.5 million for the six months ended June 30, 2012. The increase was primarily due to a $5.0 million write off of debt issuance costs and a $0.7 million payment to exit a 2011 interest rate swap agreement associated with replacing and refinancing our previous credit facilities, partially offset by a lower average debt balance.

Income tax expense

Our income tax expense was $2.4 million and $6.0 million for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 93.9% and 17.3% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, a valuation allowance of $94.7 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2013, of which $4.5 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2012, due to the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 88.1% benefit and an 18.0% expense for the six months ended June 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the six months ended June 30, 2013, we earned $15.9 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 8.0%. For the six months ended June 30, 2012, we earned $42.6 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 16.5%.

Net income attributable to Kraton

Net income attributable to Kraton was $0.1 million or $0.00 per diluted share for the six months ended June 30, 2013, a decrease of $28.7 million compared to net income of $28.8 million or $0.89 per diluted share for the six months ended June 30, 2012. Net income for the six months ended June 30, 2013 included charges of approximately $7.0 million, net of tax, or $0.22 per diluted share related to the write-off of debt issuance costs, the settlement of the interest rate swap and restructuring and other costs, and $3.2 million, net of tax, or $0.10 per diluted share associated with the spread between the FIFO basis of accounting and the ECRC basis. Net income for the six months ended June 30, 2012 included charges of approximately $2.0 million, net of tax, or $0.06 per diluted share associated with the storm related charges, LBI settlement, a property tax dispute in France, restructuring and other charges, costs associated with our March 2012 offering, and a benefit of $14.5 million, net of tax, or $0.45 per diluted share associated with the spread between the FIFO basis of accounting and the ECRC basis. The impact of the change in our deferred tax asset valuation allowance decreased our diluted earnings per share by $0.14 due to our inability to recognize a tax benefit on net operating losses generated during the six months ended June 30, 2013 and increased our diluted earnings per share by $0.01 during the six months ended June 30, 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
EBITDA (1)	$26,532	$39,334	$52,550	$80,967
Adjusted EBITDA (2)	$29,663	$45,014	$58,340	$87,975
Adjusted EBITDA at ECRC (3)	$31,967	$31,048	$61,151	$70,637
Gross Profit at ECRC (4)	$62,165	$59,514	$122,583	$131,661

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Limitations for EBITDA as an analytical tool include the following:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest payments, on our debt;

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

(3)

Adjusted EBITDA at estimated current replacement cost (ECRC) is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system. The carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit, and Gross Profit at ECRC under both our FIFO convention and under estimated current replacement cost. As an analytical tool, Adjusted EBITDA at ECRC is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

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

(4)	Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system. The carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit, and Gross Profit at ECRC under both our FIFO convention and under estimated current replacement cost. As a measure of our performance, Gross Profit at ECRC is limited because it often varies substantially from gross profit calculated in accordance with US GAAP due to volatility in raw material prices.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC only as supplemental measures.

We reconcile consolidated net income to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income attributable to Kraton	$3,829	$12,407	$81	$28,760
Net income attributable to noncontrolling interest	148	0	72	0

Consolidated net income	3,977	12,407	153	28,760
Add:
Interest expense, net	5,909	7,773	19,207	14,472
Income tax expense	905	3,269	2,351	6,001
Depreciation and amortization expenses	15,741	15,885	30,839	31,734

EBITDA	26,532	39,334	52,550	80,967

Add (deduct):
Settlement gain (a)	0	0	0	(6,819)
Property tax dispute (b)	0	0	0	6,211
Storm related charges (c)	0	2,817	0	2,817
Restructuring and other charges (d)	1,124	1,006	1,260	1,062
Non-cash compensation expense	2,007	1,857	4,530	3,737

Adjusted EBITDA	29,663	45,014	58,340	87,975
Add (deduct):
Spread between FIFO and ECRC	2,304	(13,966)	2,811	(17,338)

Adjusted EBITDA at ECRC	$31,967	$31,048	$61,151	$70,637

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)	Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general and administrative expenses.
(c)	Reflects the storm related charge at our Belpre, Ohio facility, which is recorded in cost of goods sold.
(d)	Includes charges related to the evaluation of acquisition transactions, severance expenses and fees associated with the public offering of our senior notes, which are recorded in selling, general and administrative expenses in 2013 and primarily in cost of goods sold in 2012.

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gross profit	$59,861	$73,480	$119,772	$148,999
Add (deduct):
Spread between FIFO and ECRC	2,304	(13,966)	2,811	(17,338)

Gross profit at ECRC	$62,165	$59,514	$122,583	$131,661

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries.

In March 2013, we entered into an asset-based revolving credit facility consisting of a U.S. senior secured revolving credit facility of $150.0 million and a Dutch senior secured revolving credit facility of $100.0 million (the “Senior Secured Credit Facilities”), to replace our then existing senior secured credit facility, and repaid in full all outstanding amounts payable under the previously existing indebtedness. The facilities are secured by receivables and inventory, and borrowing availability under the Senior Secured Credit Facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements.

The Senior Secured Credit Facilities contain a financial covenant and certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events. Our failure to comply with the covenants would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy the covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes. At June 30, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At June 30, 2013, we had $88.7 million of cash and cash equivalents, which includes $21.3 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of June 30, 2013, our available borrowing capacity was $206.2 million of which $0 million was drawn. Excluding the $21.3 million of KFPC cash, our liquidity at June 30, 2013 amounted to $273.6 million. As of the date of this filing, our available borrowing capacity was $201.9 million, of which $0 million was drawn. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities, see “—Senior Secured Credit Facilities” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $2.6 million to our pension plan in the six months ended June 30, 2013 and $3.3 million for the six months ended June 30, 2012. We expect our total pension plan contributions for the year ended December 31, 2013 to be $6.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2013, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2014 and beyond.

As of June 30, 2013, we had $69.6 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $7.5 million at June 30, 2013. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

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

Operating Cash Flows and Liquidity

Net cash used in operating activities totaled $4.4 million for the six months ended June 30, 2013 and net cash provided by operating activities were $68.7 million for the six months ended June 30, 2012. This represents a net decrease of $73.2 million, which was driven by a decrease in net income and primarily by changes in working capital, as follows:

•	$26.6 million decrease in trade accounts payable primarily due to the cost of raw materials, production volume and the timing of payments;

•	$8.6 million decrease in related party payables associated with purchases and timing of payments to our joint venture in Japan;

•	$8.4 million increase in inventories of products, materials and supplies, largely due to lower sales volume;

•	$7.9 million decrease in other payables and accruals, primarily related to the Asia expansion project and interest; partially offset by

•	$2.1 million decrease in accounts receivable primarily related to lower sales revenue.

Investing Cash Flows

Net cash used in investing activities totaled $38.9 million for the six months ended June 30, 2013 and $21.8 million for the six months ended June 30, 2012.

Expected Capital Expenditures. We currently expect 2013 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $80.0 million to $85.0 million. Included in this estimate is approximately $17.6 million related to the semi-works facility, approximately $16.4 million to comply with the MACT rule, of which $2.7 million will be financed with a capital lease, and approximately $19.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2013 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform. In addition, at this time, after completing our initial engineering estimate, we anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we estimate our share of the funding for the joint venture will be approximately $50.0 million of which $15.2 million has been funded during the six months ended June 30, 2013, and approximately $26.3 million is estimated to be funded in the remainder of 2013. We currently anticipate funding our remaining 2013 contributions with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2013 was approximately 57% equity, 41% debt and 2% noncontrolling interest compared to approximately 52% equity and 48% debt as of June 30, 2012.

Net cash used in financing activities totaled $87.1 million for the six months ended June 30, 2013 and net cash provided by financing activities were $95.0 million for the six months ended June 30, 2012. The $182.2 million decrease was driven primarily by:

•	a $96.9 million repayment of the term loans associated with the March 2013 refinancing of our debt structure;

•	a $40.0 million repayment of the senior secured credit facilities;

•	net proceeds from the 2013 refinancing being $61.3 million less than proceeds from the 2012 issuance of additional 6.75% Senior Notes; partially offset by

•	a $15.2 million increase in contribution from noncontrolling interest.

Description of 6.75% Senior Notes due 2019

Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. See Note 6 Long-Term Debt, for further discussion.

Contractual Commitments

Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2012. Other than the refinancing of our indebtedness in March 2013 and our minimum purchase obligations required under our KFPC joint venture agreements, there have been no other material changes to the contractual obligation amounts disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2013 and our annual report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of June 30, 2013, other than operating leases.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2013, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

Exhibit Number

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101**	The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date: August 1, 2013	/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

Date: August 1, 2013	/S/ STEPHEN E. TREMBLAY
Stephen E. Tremblay Vice President and Chief Financial Officer