Form 10-Q
period 2013-09-30
Kraton Performance Polymers, Inc.
filed 2013-10-31
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 28, 2013: 32,528,011.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2013

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$144,630	$223,166
Receivables, net of allowances of $414 and $401	142,886	124,635
Inventories of products	313,775	340,323
Inventories of materials and supplies	10,694	10,331
Deferred income taxes	9,032	7,869
Other current assets	19,601	28,363
Total current assets	640,618	734,687
Property, plant and equipment, less accumulated depreciation of $346,587 and $311,779	402,609	381,205
Intangible assets, less accumulated amortization of $76,152 and $68,531	58,447	63,393
Investment in unconsolidated joint venture	13,754	13,582
Debt issuance costs	9,756	10,846
Deferred income taxes	617	79
Other long-term assets	26,047	25,397
Total assets	$1,151,848	$1,229,189
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$15,074
Accounts payable-trade	93,193	99,167
Other payables and accruals	39,687	50,978
Deferred income taxes	412	513
Due to related party	22,813	16,080
Total current liabilities	156,105	181,812
Long-term debt, net of current portion	351,028	432,943
Deferred income taxes	21,355	22,273
Other long-term liabilities	103,051	99,946
Total liabilities	631,539	736,974
Commitments and contingencies (note 10)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding at September 30, 2013; 32,277 shares issued and outstanding at December 31, 2012	325	323
Additional paid in capital	361,627	354,957
Retained earnings	165,928	171,445
Accumulated other comprehensive loss	(37,898)	(34,510)
Total Kraton stockholders’ equity	489,982	492,215
Noncontrolling interest	30,327	0
Total equity	520,309	492,215
Total liabilities and equity	$1,151,848	$1,229,189

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales revenue	$327,109	$342,635	$1,001,759	$1,126,704
Cost of goods sold	279,659	299,882	834,537	934,952
Gross profit	47,450	42,753	167,222	191,752
Operating expenses:
Research and development	7,413	7,401	23,772	22,957
Selling, general and administrative	22,430	23,447	73,548	76,223
Depreciation and amortization	15,814	16,109	46,653	47,843
Impairment of long-lived assets	0	5,434	0	5,434
Total operating expenses	45,657	52,391	143,973	152,457
Earnings of unconsolidated joint venture	117	133	372	433
Interest expense, net	5,741	7,634	24,948	22,106
Income (loss) before income taxes	(3,831)	(17,139)	(1,327)	17,622
Income tax expense (benefit)	2,021	(1,640)	4,372	4,361
Consolidated net income (loss)	(5,852)	(15,499)	(5,699)	13,261
Net loss attributable to noncontrolling interest	(254)	0	(182)	0
Net income (loss) attributable to Kraton	$(5,598)	$(15,499)	$(5,517)	$13,261
Earnings (loss) per common share:
Basic	$(0.17)	$(0.48)	$(0.17)	$0.41
Diluted	$(0.17)	$(0.48)	$(0.17)	$0.41
Weighted average common shares outstanding:
Basic	32,073	31,943	32,069	31,927
Diluted	32,073	31,943	32,069	32,202

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Kraton	$(5,598)	$(15,499)	$(5,517)	$13,261
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	9,511	7,020	(3,735)	(6,025)
Unrealized gain (loss) of interest rate swaps, net of tax of $0	0	(9)	837	(143)
Unrealized gain (loss) of net investment hedge, net of tax of $0	(265)	(1,155)	(490)	648
Other comprehensive income (loss), net of tax	9,246	5,856	(3,388)	(5,520)
Comprehensive income (loss) attributable to Kraton	3,648	(9,643)	(8,905)	7,741
Comprehensive income attributable to noncontrolling interest	178	0	111	0
Consolidated comprehensive income (loss)	$3,826	$(9,643)	$(8,794)	$7,741

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$321	$347,455	$187,636	$(17,618)	$517,794	$0	$517,794
Net income	0	0	13,261	0	13,261	0	13,261
Other comprehensive loss	0	0	0	(5,520)	(5,520)	0	(5,520)
Exercise of stock options	2	818	0	0	820	0	820
Non-cash compensation related to equity awards	0	5,245	0	0	5,245	0	5,245
Balance at September 30, 2012	$323	$353,518	$200,897	$(23,138)	$531,600	$0	$531,600
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$0	$492,215
Net loss	0	0	(5,517)	0	(5,517)	(182)	(5,699)
Other comprehensive income (loss)	0	0	0	(3,388)	(3,388)	293	(3,095)
Consolidation of variable interest entity	0	0	0	0	0	30,216	30,216
Exercise of stock options	2	308	0	0	310	0	310
Non-cash compensation related to equity awards	0	6,362	0	0	6,362	0	6,362
Balance at September 30, 2013	$325	$361,627	$165,928	$(37,898)	$489,982	$30,327	$520,309

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(5,699)	$13,261
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,653	47,843
Amortization of debt premium	(114)	(72)
Amortization of debt issuance costs	6,841	2,235
(Gain) loss on property, plant and equipment	(37)	415
Impairment of long-lived assets	0	5,434
Earnings from unconsolidated joint venture, net of dividends received	51	(33)
Deferred income tax benefit	(2,737)	(6,172)
Share-based compensation	6,362	5,245
Decrease (increase) in:
Accounts receivable	(18,737)	(23,059)
Inventories of products, materials and supplies	25,538	53,056
Other assets	5,772	(721)
Increase (decrease) in:
Accounts payable-trade	(8,081)	7,909
Other payables and accruals	(12,334)	(8,768)
Other long-term liabilities	3,304	(1,554)
Due to related party	11,305	7,169
Net cash provided by operating activities	58,087	102,188
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(57,922)	(42,436)
Purchase of software and other intangibles	(3,106)	(1,789)
Settlement of net investment hedge	(2,490)	1,648
Net cash used in investing activities	(63,518)	(42,577)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	40,000	101,250
Repayments of debt	(136,875)	(45,626)
Capital lease payments	(950)	0
Contribution from noncontrolling interest	30,216	0
Proceeds from the exercise of stock options	310	820
Debt issuance costs	(4,794)	(3,156)
Net cash provided by (used in) financing activities	(72,093)	53,288
Effect of exchange rate differences on cash	(1,012)	793
Net increase (decrease) in cash and cash equivalents	(78,536)	113,692
Cash and cash equivalents, beginning of period	223,166	88,579
Cash and cash equivalents, end of period	$144,630	$202,271
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$7,397	$12,695
Cash paid during the period for interest, net of capitalized interest	$24,207	$23,854
Capitalized interest	$2,951	$1,877
Supplemental non-cash disclosures:
Capital accruals	$7,170	$2,715
Capital lease liability included in accounts payable	$1,950	$0

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

We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	our NEXAR family of membrane polymers for water filtration, heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and other oilfield applications.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

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

2. New Accounting Pronouncements

Adoption of Accounting Standards

We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that may have a material impact on our financial position or results of operations.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $6.4 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

4. Detail of Certain Balance Sheet Accounts

	September 30, 2013	December 31, 2012
	(In thousands)
Inventories of products:
Finished products	$229,651	$260,510
Work in progress	2,367	6,759
Raw materials	81,757	73,054
Total inventories of products	$313,775	$340,323
Other payables and accruals:
Employee related	$12,704	$13,423
Income taxes payable	2,343	3,638
Other	24,640	33,917
Total other payables and accruals	$39,687	$50,978
Other long-term liabilities:
Pension and other postretirement benefits	$84,889	$84,005
Other	18,162	15,941
Total other long-term liabilities	$103,051	$99,946
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$23,221	$26,956
Net unrealized loss on interest rate swaps	0	(837)
Net unrealized loss on net investment hedge	(1,926)	(1,436)
Pension liability	(59,193)	(59,193)
Total accumulated other comprehensive loss	$(37,898)	$(34,510)

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

The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,643,950 and 757,687 for the three months ended September 30, 2013 and 2012, and 1,643,950 and 737,033 for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, the weighted average restricted share units and performance share units of 57,591 and 67,585, respectively, and 51,106 and 51,988 for the nine months ended September 30, 2013, respectively, are not included as a component of diluted EPS as they are anti-dilutive.

The effects of share-based compensation awards on the diluted weighted-average number of shares outstanding used in calculating diluted EPS are as follows:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(5,598)	32,528		$(15,499)	32,251
Amounts allocated to unvested restricted shares	78	(455)		148	(308)
Amounts available to common stockholders	(5,520)	32,073	$(0.17)	(15,351)	31,943	$(0.48)
Diluted:
Amounts allocated to unvested restricted shares	(78)	455		(148)	308
Non participating share units	0	0		0	0
Stock options added under the treasury stock method	0	0		0	0
Amounts reallocated to unvested restricted shares	78	(455)		148	(308)
Amounts available to stockholders and assumed conversions	$(5,520)	32,073	$(0.17)	$(15,351)	31,943	$(0.48)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(5,517)	32,471		$13,261	32,210
Amounts allocated to unvested restricted shares	68	(402)		(117)	(283)
Amounts available to common stockholders	(5,449)	32,069	$(0.17)	13,144	31,927	$0.41
Diluted:
Amounts allocated to unvested restricted shares	(68)	402		117	283
Non participating share units	0	0		0	29
Stock options added under the treasury stock method	0	0		0	246
Amounts reallocated to unvested restricted shares	68	(402)		(116)	(283)
Amounts available to stockholders and assumed conversions	$(5,449)	32,069	$(0.17)	$13,145	32,202	$0.41

6. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Term loans	$0	$96,875
6.75% unsecured notes	351,028	351,142
Total long-term debt	351,028	448,017
Less current portion of long-term debt	0	15,074
Long-term debt, less current portion	$351,028	$432,943

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

The Senior Secured Credit Facilities contain a financial covenant that if either (a) excess availability is less than the greater of (i) 12.5% of the lesser of the commitments and the borrowing base and (ii) $31,250,000 or (b) U.S. availability is less than the greater of (i) 12.5% of the lesser of the U.S. commitments and U.S. borrowing base and (ii) $18,750,000, then following such event, Kraton and its restricted subsidiaries must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. The Senior Secured Credit Facilities contain certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events.

As of September 30, 2013, our available borrowing capacity was $187.3 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $196.4 million, of which $0.0 million was drawn.

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

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2013, are as follows:

Principal Payments
(In thousands)
December 31:
2019	350,000
Total debt	$350,000

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $11.9 million and $13.9 million (of which $2.2 million and $3.1 million were included in other current assets) as of September 30, 2013 and December 31, 2012, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. We amortized $0.5 million and $0.7 million of debt issuance costs for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million (which excludes the $5.0 million of accelerated amortization) and $2.2 million of debt issuance costs for the nine months ended September 30, 2013 and 2012, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

	Balance Sheet Location	September 30, 2013	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	1,672	1,672	0	0
Derivative liability—current	Other payables and accruals	(22)	0	(22)	0
Total		$1,650	$1,672	$(22)	$0

	Balance Sheet Location	December 31, 2012	Fair Value Measurements at Reporting Date Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(In thousands)
Derivative asset—current	Other current assets	$34	$0	$34	$0
Retirement plan asset—noncurrent	Other long-term assets	860	860	0	0
Derivative liability—current	Other payables and accruals	(578)	0	(578)	0
Derivative liability—noncurrent	Other long-term liabilities	(258)	0	(258)	0
Total		$58	$860	$(802)	$0

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We seek to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring the total value of positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives.

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term loans	$0	$0	$96,875	$96,875
6.75% unsecured notes	$351,028	$358,810	$351,142	$364,000

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

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar in connection with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” The only non-deliverable forward contract outstanding as of September 30, 2013 had a notional amount of CAD $1.6 million with a settlement date of October 8, 2013. This hedge was effective in offsetting our exposure to the CAD, and therefore the $0.1 million gain on the hedge was offset by the $0.1 million loss on the exposure associated with the funding of our semi-works facility for the three months ended September 30, 2013. There was no net impact for the nine months ended September 30, 2013. Similarly, for the three months ended September 30, 2012, the $0.1 million gain on the hedge was offset by the $0.1 million loss on the exposure to the CAD and for the nine months ended September 30, 2012 the $0.1 million loss on the hedge was offset by the $0.1 million gain on the exposure to the CAD.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a €11.6 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded in accumulated other comprehensive loss an aggregate $0.5 million loss related to the settlement of the effective portion of these contracts during the nine months ended September 30, 2013.We recorded in accumulated other comprehensive loss an aggregate $0.6 million gain related to the settlement of the effective portion of these contracts during the nine months ended September 30, 2012.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the nine months ended September 30, 2013 and 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the three months ended September 30, 2013 and 2012, we settled these hedges and recorded an aggregate gain of $0.3 million and a gain of $0.1 million, respectively. For the nine months ended September 30, 2013 and 2012, we recorded an aggregate loss of $1.5 million and a gain of $1.2 million, respectively. In all periods, the gains or losses on settlement of these hedges offset the underlying foreign currency exchange gains and losses recorded in cost of goods sold.

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

9. Income Taxes

Our income tax provision was $2.0 million expense and $1.6 million benefit for the three months ended September 30, 2013 and 2012, and $4.4 million expense for both the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 52.8% expense and 9.6% benefit for the three months ended September 30, 2013 and 2012, and 329.5% and 24.7% expense for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

As of September 30, 2013 and December 31, 2012, a valuation allowance of $98.3 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We increased our valuation allowance by $3.6 million for the three months ended September 30, 2013, of which $3.5 million represents current period net operating losses and $0.1 million represents changes in other comprehensive income (loss).  We increased our valuation allowance by $9.8 million for the three months ended September 30, 2012, due to net operating losses. We increased our valuation allowance by $7.9 million for the nine months ended September 30, 2013, of which $8.0 million represents current period net operating losses, partially offset by $0.1 million, which represents changes in other comprehensive income (loss). We increased our valuation allowance by $9.6 million for the nine months ended September 30, 2012, due to net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been 38.3% and 66.4% benefit for the three months ended September 30, 2013 and 2012, respectively, and a 276.9% and 29.1% benefit for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

As of September 30, 2013 and December 31, 2012, we had total unrecognized tax benefits of $6.9 million and $5.1 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended September 30, 2013 and 2012, we had an increase in uncertain tax positions of $0.7 million and $0.4 million, respectively, and $1.8 million and $1.5 million during the nine months ended September 30, 2013 and 2012, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within our provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

10. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing R$5.9 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

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

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

ARO Liability
(In thousands)
Balance at December 31, 2012	$9,837
Accretion expense	377
Foreign currency translation	93
Balance at September 30, 2013	$10,307

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans.

The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$828	$795	$2,528	$2,385
Interest cost	1,384	1,394	4,179	4,185
Expected return on plan assets	(1,654)	(1,464)	(4,959)	(4,455)
Amortization of prior service cost	880	683	2,745	2,048
Net periodic benefit cost	$1,438	$1,408	$4,493	$4,163

We made contributions of $4.8 million and $6.8 million to our pension plan in the nine months ended September 30, 2013 and 2012, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$130	$127	$420	$383
Interest cost	285	305	870	915
Amortization of prior service cost	161	150	525	450
Net periodic benefit cost	$576	$582	$1,815	$1,748

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex™ isoprene rubber and isoprene rubber latex; and

•	compounds.

Sales revenue for our four primary product lines is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
USBCs	$192,714	$208,119	$582,030	$670,219
HSBCs	98,572	103,400	311,603	353,921
Cariflex™	28,231	24,193	84,504	76,643
Compounds	7,187	6,685	22,635	23,799
Other	405	238	987	2,122
	$327,109	$342,635	$1,001,759	$1,126,704

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales revenue:
United States	$99,726	$103,114	$313,963	$375,453
Germany	49,263	52,078	134,948	152,277
Japan	20,341	23,561	57,472	64,757
China	17,872	19,324	54,065	59,241
Brazil	14,701	11,807	41,582	37,627
France	12,534	12,361	35,729	39,188
Belgium	9,751	10,745	32,865	36,340
Italy	9,424	10,445	32,822	34,945
Thailand	10,457	10,750	30,621	32,382
United Kingdom	8,011	7,411	28,770	30,499
Netherlands	6,118	6,076	22,332	26,867
Malaysia	6,664	2,673	19,802	12,789
Turkey	7,743	5,293	19,333	24,071
Mexico	4,460	3,443	14,143	9,891
Sweden	4,333	5,361	13,905	14,067
Taiwan	3,649	4,744	13,588	14,784
Canada	3,585	4,170	13,264	14,769
Argentina	3,798	3,371	12,709	11,144
Austria	3,699	4,467	9,769	14,622
South Korea	2,532	4,068	9,691	12,457
Poland	5,589	6,758	9,400	16,879
Australia	507	4,348	7,492	13,128
All other countries	22,352	26,267	73,494	78,527
	$327,109	$342,635	$1,001,759	$1,126,704

	September 30, 2013	December 31, 2012
	(In thousands)
Long-lived assets, at cost:
United States	$438,137	$411,969
France	122,061	118,275
Brazil	77,612	79,585
Germany	61,475	55,581
Netherlands	25,874	15,255
Taiwan	10,755	0
China	6,997	5,906
Japan	1,808	1,978
All other countries	4,477	4,435
	$749,196	$692,984

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate in distributions in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Purchases from related party	$15,215	$8,518	$37,940	$39,188

Our due to related party is solely related to our commercial arrangement associated with KJE, which requires payment by each party within 150 days of invoice.

14. Variable Interest Entity

In February 2013, we executed definitive agreements providing for a 50/50 joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. The joint venture company, Kraton Formosa Polymers Corporation (“KFPC”), is a Taiwan entity with each of Kraton and FPCC having equal representation on the board. Both Kraton and FPCC made an initial investment of approximately $15.2 million at inception, with an additional Kraton contribution of $15.0 million in August 2013. We have exclusive rights to purchase all production from KFPC. Additionally, we will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. As such, we have determined that we are the primary beneficiary of this variable interest entity and, therefore, have consolidated KFPC in our financial statements as of and for the nine months ended September 30, 2013 and have reflected FPCC’s ownership as a noncontrolling interest.

The following table summarizes the fair value of KFPC assets and liabilities as of February 27, 2013 recorded upon initial consolidation in our condensed consolidated balance sheet and the carrying amounts of such assets and liabilities as of September 30, 2013, before intercompany eliminations.

	September 30, 2013	February 27, 2013
	(In thousands)
Cash and cash equivalents	$48,900	$30,348
Other current assets	455	0
Property, plant and equipment	10,742	0
Intangible assets	10,257	0
Other long-term assets	320	0
Total assets	$70,674	$30,348
Current liabilities	2,882	0
Other long-term liabilities	7,138	0
Total liabilities	$10,020	$0

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2013

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$10,454	$134,176	$0	$144,630
Receivables, net of allowances of $414	0	10	45,923	96,953	0	142,886
Inventories of products	0	0	179,869	133,906	0	313,775
Inventories of materials and supplies	0	0	8,485	2,209	0	10,694
Deferred income taxes	0	0	5,768	3,264	0	9,032
Other current assets	0	3,186	1,482	14,933	0	19,601
Total current assets	0	3,196	251,981	385,441	0	640,618
Property, plant and equipment, less accumulated depreciation of $346,587	0	49,525	231,383	121,701	0	402,609
Intangible assets, less accumulated amortization of $76,152	0	35,920	22,713	(186)	0	58,447
Investment in consolidated subsidiaries	527,880	1,306,496	0	0	(1,834,376)	0
Investment in unconsolidated joint venture	0	813	0	12,941	0	13,754
Debt issuance costs	0	6,319	2,018	1,419	0	9,756
Deferred income taxes	0	0	0	617	0	617
Other long-term assets	0	1,619	552,087	117,763	(645,422)	26,047
Total assets	$527,880	$1,403,888	$1,060,182	$639,696	$(2,479,798)	$1,151,848
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	0	99	35,354	57,740	0	93,193
Other payables and accruals	0	1,969	21,259	16,459	0	39,687
Deferred income taxes	0	0	0	412	0	412
Due to related party	0	0	0	22,813	0	22,813
Total current liabilities	0	2,068	56,613	97,424	0	156,105
Long-term debt, net of current portion	0	351,028	0	0	0	351,028
Deferred income taxes	0	10,642	5,768	4,945	0	21,355
Other long-term liabilities	0	513,004	91,096	144,373	(645,422)	103,051
Total liabilities	0	876,742	153,477	246,742	(645,422)	631,539
Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,528 shares issued and outstanding	325	0	0	0	0	325
Additional paid in capital	361,627	0	0	0	0	361,627
Member’s equity	0	527,880	959,792	346,704	(1,834,376)	0
Retained earnings	165,928	0	0	0	0	165,928
Accumulated other comprehensive income (loss)	0	(734)	(53,087)	15,923	0	(37,898)
Kraton stockholders’ and member’s equity	527,880	527,146	906,705	362,627	(1,834,376)	489,982
Noncontrolling interest	0	0	0	30,327	0	30,327
Total stockholders’ and member’s equity	527,880	527,146	906,705	392,954	(1,834,376)	520,309
Total liabilities and stockholders’ and member’s equity	$527,880	$1,403,888	$1,060,182	$639,696	$(2,479,798)	$1,151,848

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$156,550	$210,570	$(40,011)	$327,109
Cost of goods sold	0	(244)	134,863	185,051	(40,011)	279,659
Gross profit	0	244	21,687	25,519	0	47,450
Operating expenses:
Research and development	0	0	4,307	3,106	0	7,413
Selling, general and administrative	0	6	15,268	7,156	0	22,430
Depreciation and amortization	0	4,080	7,902	3,832	0	15,814
Total operating expenses	0	4,086	27,477	14,094	0	45,657
Earnings (loss) in consolidated subsidiaries	(5,852)	6,621	0	0	(769)	0
Earnings of unconsolidated joint venture	0	0	0	117	0	117
Interest expense (income), net	0	9,381	(3,766)	126	0	5,741
Income (loss) before income taxes	(5,852)	(6,602)	(2,024)	11,416	(769)	(3,831)
Income tax expense (benefit)	0	(750)	11	2,760	0	2,021
Consolidated net income (loss)	(5,852)	(5,852)	(2,035)	8,656	(769)	(5,852)
Net loss attributable to noncontrolling interest	0	0	0	(254)	0	(254)
Net income (loss) attributable to Kraton	$(5,852)	$(5,852)	$(2,035)	$8,910	$(769)	$(5,598)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$163,070	$218,801	$(39,236)	$342,635
Cost of goods sold	0	(210)	147,891	191,437	(39,326)	299,882
Gross profit	0	210	15,179	27,364	0	42,753
Operating expenses:
Research and development	0	0	4,770	2,631	0	7,401
Selling, general and administrative	0	11	16,151	7,285	0	23,447
Depreciation and amortization	0	4,079	8,715	3,315	0	16,109
Impairment of long-lived assets	0	0	5,434	0	0	5,434
Total operating expenses	0	4,090	35,070	13,231	0	52,391
Loss in consolidated subsidiaries	(15,499)	(3,041)	0	0	18,540	0
Earnings of unconsolidated joint venture	0	0	0	133	0	133
Interest expense (income), net	0	9,696	(3,632)	1,570	0	7,634
Income (loss) before income taxes	(15,499)	(16,617)	(16,259)	12,696	18,540	(17,139)
Income tax expense (benefit)	0	(1,118)	(661)	139	0	(1,640)
Net income (loss)	$(15,499)	$(15,499)	$(15,598)	$12,557	$18,540	$(15,499)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$498,775	$624,015	$(121,031)	$1,001,759
Cost of goods sold	0	1,720	407,224	546,624	(121,031)	834,537
Gross profit (loss)	0	(1,720)	91,551	77,391	0	167,222
Operating expenses:
Research and development	0	0	13,087	10,685	0	23,772
Selling, general and administrative	0	154	50,840	22,554	0	73,548
Depreciation and amortization	0	12,239	23,521	10,893	0	46,653
Total operating expenses	0	12,393	87,448	44,132	0	143,973
Earnings (loss) in consolidated subsidiaries	(5,699)	41,165	0	0	(35,466)	0
Earnings of unconsolidated joint venture	0	0	0	372	0	372
Interest expense (income), net	0	34,315	(10,886)	1,519	0	24,948
Income (loss) before income taxes	(5,699)	(7,263)	14,989	32,112	(35,466)	(1,327)
Income tax expense (benefit)	0	(1,564)	32	5,904	0	4,372
Consolidated net income (loss)	(5,699)	(5,699)	14,957	26,208	(35,466)	(5,699)
Net loss attributable to noncontrolling interest	0	0	0	(182)	0	(182)
Net income (loss) attributable to Kraton	$(5,699)	$(5,699)	$14,957	$26,390	$(35,466)	$(5,517)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$558,547	$685,969	$(117,812)	$1,126,704
Cost of goods sold	0	(1,295)	473,510	580,549	(117,812)	934,952
Gross profit	0	1,295	85,037	105,420	0	191,752
Operating expenses:
Research and development	0	0	14,483	8,474	0	22,957
Selling, general and administrative	0	11	52,124	24,088	0	76,223
Depreciation and amortization	0	12,238	25,874	9,731	0	47,843
Impairment of long-lived assets	0	0	5,434	0	0	5,434
Total operating expenses	0	12,249	97,915	42,293	0	152,457
Earnings in consolidated subsidiaries	13,261	51,692	0	0	(64,953)	0
Earnings of unconsolidated joint venture	0	0	0	433	0	433
Interest expense (income), net	0	29,028	(11,145)	4,223	0	22,106
Income (loss) before income taxes	13,261	11,710	(1,733)	59,337	(64,953)	17,622
Income tax expense (benefit)	0	(1,551)	(1,778)	7,690	0	4,361
Net income	$13,261	$13,261	$45	$51,647	$(64,953)	$13,261

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(5,852)	$(5,852)	$(2,035)	$8,910	$(769)	$(5,598)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(201)	0	9,712	0	9,511
Unrealized gain (loss) of net investment hedge, net of tax of $0	0	36	0	(301)	0	(265)
Other comprehensive income (loss), net of tax	0	(165)	0	9,411	0	9,246
Comprehensive income (loss) attributable to Kraton	(5,852)	(6,017)	(2,035)	18,321	(769)	3,648
Comprehensive income attributable to noncontrolling interest	0	0	0	178	0	178
Consolidated comprehensive income (loss)	$(5,852)	$(6,017)	$(2,035)	$18,499	$(769)	$3,826

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(15,499)	$(15,499)	$(15,598)	$12,557	$18,540	$(15,499)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(122)	1	7,141	0	7,020
Unrealized loss on interest rate swaps, net of tax of $0	0	(9)	0	0	0	(9)
Unrealized loss of net investment hedge, net of tax of $0	0	(1,155)	0	0	0	(1,155)
Other comprehensive income (loss), net of tax	0	(1,286)	1	7,141	0	5,856
Consolidated comprehensive income (loss)	$(15,499)	$(16,785)	$(15,597)	$19,698	$18,540	$(9,643)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(5,699)	$(5,699)	$14,957	$26,390	$(35,466)	$(5,517)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(203)	0	(3,532)	0	(3,735)
Unrealized gain on interest rate swaps, net of tax of $0	0	837	0	0	0	837
Unrealized loss of net investment hedge, net of tax of $0	0	(189)	0	(301)	0	(490)
Other comprehensive income (loss), net of tax	0	445	0	(3,833)	0	(3,388)
Comprehensive income (loss) attributable to Kraton	(5,699)	(5,254)	14,957	22,557	(35,466)	(8,905)
Comprehensive income attributable to noncontrolling interest	0	0	0	111	0	111
Consolidated comprehensive income (loss)	$(5,699)	$(5,254)	$14,957	$22,668	$(35,466)	$(8,794)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Nine months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$13,261	$13,261	$45	$51,647	$(64,953)	$13,261
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(190)	0	(5,835)	0	(6,025)
Unrealized loss on interest rate swaps, net of tax of $0	0	(143)	0	0	0	(143)
Unrealized gain of net investment hedge, net of tax of $0	0	648	0	0	0	648
Other comprehensive income (loss), net of tax	0	315	0	(5,835)	0	(5,520)
Consolidated comprehensive income	$13,261	$13,576	$45	$45,812	$(64,953)	$7,741

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$14,859	$(65,805)	$109,033	$0	$58,087
Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	0	68,962	0	0	(68,962)	0
Purchase of property, plant and equipment	0	0	(26,414)	(31,508)	0	(57,922)
Purchase of software and other intangibles	0	0	(2,861)	(245)	0	(3,106)
Settlement of net investment hedge	0	(2,490)	0	0	0	(2,490)
Net cash provided by (used in) investing activities	0	66,472	(29,275)	(31,753)	(68,962)	(63,518)
Cash flows provided by (used in) financing activities:
Proceeds from debt	0	0	40,000	0	0	40,000
Repayments of debt	0	(96,875)	(40,000)	0	0	(136,875)
Capital lease payments	0	0	(950)	0	0	(950)
Cash contributions from member	0	15,544	0	(15,544)	0	0
Cash distributions to member	(310)	0	0	310	0	0
Contribution from noncontrolling interest	0	0	0	30,216	0	30,216
Proceeds from the exercise of stock options	310	0	0	0	0	310
Debt issuance costs	0	0	(3,310)	(1,484)	0	(4,794)
Proceeds from (repayments of) intercompany loans	0	0	28,891	(97,853)	68,962	0
Net cash provided by (used in) financing activities	0	(81,331)	24,631	(84,355)	68,962	(72,093)
Effect of exchange rate differences on cash	0	0	0	(1,012)	0	(1,012)
Net decrease in cash and cash equivalents	0	0	(70,449)	(8,087)	0	(78,536)
Cash and cash equivalents, beginning of period	0	0	80,903	142,263	0	223,166
Cash and cash equivalents, end of period	$0	$0	$10,454	$134,176	$0	$144,630

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2012

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(69,068)	$136,814	$34,442	$0	$102,188
Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	0	14,132	0	0	(14,132)	0
Purchase of property, plant and equipment	0	0	(33,094)	(9,342)	0	(42,436)
Purchase of software and other intangibles	0	0	(1,842)	53	0	(1,789)
Settlement of net investment hedge	0	1,648	0	0	0	1,648
Net cash provided by (used in) investing activities	0	15,780	(34,936)	(9,289)	(14,132)	(42,577)
Cash flows provided by (used in) financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(45,626)	0	0	0	(45,626)
Cash contributions from member	0	820	0	0	(820)	0
Cash distributions to member	(820)	0	0	0	820	0
Proceeds from the exercise of stock options	820	0	0	0	0	820
Debt issuance costs	0	(3,156)	0	0	0	(3,156)
Proceeds from (repayments of) intercompany loans	0	0	(33,722)	19,590	14,132	0
Net cash provided by (used in) financing activities	0	53,288	(33,722)	19,590	14,132	53,288
Effect of exchange rate differences on cash	0	0	0	793	0	793
Net increase in cash and cash equivalents	0	0	68,156	45,536	0	113,692
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579
Cash and cash equivalents, end of period	$0	$0	$74,186	$128,085	$0	$202,271

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

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2013.

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

We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	our NEXAR family of membrane polymers for water filtration and breathable fabrics; and

•	synthetic cement formulations and other oilfield applications.

Our products are manufactured along the following primary product lines based upon polymer chemistry and process technologies:

•	un-hydrogenated SBCs (“USBCs”);

•	hydrogenated SBCs (“HSBCs”);

•	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and

•	compounds.

The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving and roofing, in adhesives, sealants and coatings and in footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are primarily used in more differentiated applications, such as soft-touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications.

	Three months ended September 30,		Nine months ended September 30,
Product Line Sales Revenue:	2013	2012	2013	2012
USBCs	58.9%	60.7%	58.1%	59.5%
HSBCs	30.2%	30.2%	31.1%	31.4%
Cariflex	8.6%	7.1%	8.4%	6.8%
Compounds	2.2%	1.9%	2.3%	2.1%
Other	0.1%	0.1%	0.1%	0.2%

	Three months ended September 30,		Nine months ended September 30,
End Use Markets	2013	2012	2013	2012
Advanced Materials	24.8%	27.3%	26.8%	26.8%
Adhesives, Sealants and Coatings	36.0%	34.0%	37.5%	35.6%
Paving and Roofing	30.5%	31.5%	27.2%	30.6%
Cariflex	8.6%	7.1%	8.4%	6.8%
Other	0.1%	0.1%	0.1%	0.2%

2013 Third Quarter Financial Overview

•	Sales volume was 83.5 kilotons in the third quarter of 2013, an increase of 5.3% compared to 79.3 kilotons in the third quarter of 2012.

•	Sales revenue was $327.1 million in the third quarter of 2013 compared to $342.6 million in the third quarter 2012.

•

Gross profit was $47.5 million in the third quarter of 2013 compared to $42.8 million in the third quarter of 2012. Gross profit at estimated current replacement cost (“ECRC”) was $68.1 million in the third quarter of 2013 compared to $80.4 million in the third quarter of 2012. Included in gross profit and gross profit at ECRC in the third quarter of 2013 were turnaround and related costs aggregating $6.1 million. These costs consisted of $3.5 million associated with activities related to MACT legislation and $2.6 million of costs related to scheduled turnaround activity. On a comparable basis, scheduled turnaround activities in the third quarter of 2012 amounted to $1.2 million.

•

Adjusted EBITDA was $24.1 million in the third quarter of 2013 compared to $13.2 million in the third quarter 2012. Adjusted EBITDA at ECRC was $44.8 million in the third quarter of 2013 compared to $50.8 million in the third quarter 2012.

•

Net loss attributable to Kraton was $(5.6) million or $(0.17) per diluted share, compared to net loss of $(15.5) million or $(0.48) per diluted share in the third quarter 2012. Diluted earnings per share were impacted by items that are discussed further in Net loss attributable to Kraton.

•	Cash provided by operating activities was $62.5 million in the third quarter of 2013 compared to $33.5 million in the third quarter of 2012.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $158.4 million and $191.8 million or 56.6% and 64.0% of our total cost of goods sold for the three months ended September 30, 2013 and 2012, respectively, and $477.4 million and $585.7 million or 57.2% and 62.6% of our total cost of goods sold for the nine months ended September 30, 2013 and 2012, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue are impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices because we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. In aggregate, average purchase prices for these monomers decreased during the three months ended September 30, 2013 compared to the three months ended June 30, 2013. Average purchase prices decreased for butadiene and isoprene during the three months ended September 30, 2013 compared to the same periods in 2012, with an increase in average purchase prices for styrene. Average purchase prices decreased for butadiene and isoprene during the nine months ended September 30, 2013 compared to the same periods in 2012, with an increase in average purchase prices for styrene.

We use the FIFO basis of accounting for inventory and cost of goods sold and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

•	In the three and nine months ended September 30, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $20.7 million and $23.5 million, respectively; and

•	In the three and nine months ended September 30, 2012, reported results under FIFO were lower than results would have been on an ECRC basis by $37.6 million and $20.3 million, respectively.

•

We currently anticipate that our results will reflect a negative spread between FIFO and ECRC of approximately $8.0 million in the fourth quarter of 2013. This expectation is based on numerous complex and interrelated assumptions with respect to monomer costs and ending inventory levels in the fourth quarter and the actual results may be significantly different based on fourth quarter results.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Although we sell and manufacture our products in many countries, our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Reais. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

We generated our sales revenue from customers located in the following regions.

	Three months ended September 30,		Nine months ended September 30,
Revenue by Geography:	2013	2012	2013	2012
Americas	38.9%	36.9%	39.8%	40.3%
Europe, Middle East and Africa	41.0%	41.5%	39.2%	39.9%
Asia Pacific	20.1%	21.6%	21.0%	19.8%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $3.1 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively, and pre-tax losses of $5.0 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively. The primary driver for the increase in our pre-tax losses for the periods presented was the change in foreign currency exchange rates between the Japanese Yen and U.S. dollar.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market generally resulting in higher sales volumes into this end use market in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales Revenue

Sales revenue amounted to $327.1 million for the three months ended September 30, 2013 compared to $342.6 million for the three months ended September 30, 2012. The $15.5 million or 4.5% revenue decline (a decline of $16.1 million or 4.7% excluding a $0.6 million effect of currency fluctuations), included a $15.7 million increase from a 5.3% increase in sales volume from 79.3 kilotons in the third quarter of 2012 to 83.5 kilotons in the third quarter of 2013. The sales volume growth was in the Americas and Europe. More than offsetting the increase in revenue resulting from higher sales volume was a decline of $31.9 million due to a reduction in global product sales prices associated with lower average raw material costs.

With respect to sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue amounted to $81.2 million for the three months ended September 30, 2013 compared to $93.7 million for the three months ended September 30, 2012. The $12.5 million or 13.3% revenue decline (a decline of $12.6 million or 13.5% excluding a $0.2 million effect of currency fluctuations) was largely driven by a 7.3% decline in sales volumes primarily attributable to base personal care and less differentiated applications, and to a lesser extent, lower average selling prices, reflecting lower average cost of raw materials, primarily butadiene. With respect to innovation sales volumes, we experienced growth in personal care and consumer applications, partially offset by lower sales volumes into wire and cable and medical applications.

•

Adhesives, Sealants and Coatings. Sales revenue amounted to $117.6 million for the three months ended September 30, 2013 compared to $116.5 million for the three months ended September 30, 2012. The $1.1 million or 0.9% revenue increase (an increase of $1.8 million or 1.5% excluding a $0.7 million effect of currency fluctuations) was attributable to a 7.4% increase in sales volumes, primarily due to the timing of sales into lubricant additive applications, partially offset by lower sales into cable gel applications. The increase in sales revenue attributable to increased sales volumes was nearly offset by the lower average selling prices, which reflect the lower average raw material costs, primarily butadiene and isoprene.

•

Paving and Roofing. Sales revenue amounted to $99.7 million for the three months ended September 30, 2013 compared to $108.1 million for the three months ended September 30, 2012. The $8.3 million or 7.7% revenue decline (a decline of $10.4 million or 9.6% excluding a $2.1 million effect of currency fluctuations) was attributable to lower average selling prices, which reflect the lower average cost of raw materials, primarily butadiene. The impact of lower average selling prices more than offset the 9.1% increase in sales volumes, primarily driven by higher volume for roofing products in Europe. Global paving sales volumes were essentially flat in the third quarter of 2013 compared to the third quarter of 2012.  Innovation sales volumes increased on higher sales of roofing innovation grades in North America and Europe.

•

CariflexTM. Sales revenue amounted to $28.2 million for the three months ended September 30, 2013 compared to $24.2 million for the three months ended September 30, 2012. The $4.0 million or 16.7% revenue increase (an increase of $5.0 million or 20.8% excluding a $1.0 million effect of currency fluctuations) was attributable to increased sales volumes in surgical glove and other medical applications, including innovation grades, partially offset by lower average selling prices.

Cost of Goods Sold

Cost of goods sold amounted to $279.7 million for the three months ended September 30, 2013 compared to $299.9 million for the three months ended September 30, 2012. The $20.2 million or 6.7% decrease was driven largely by a $42.3 million reduction in raw material costs, of which $17.0 million relates to the change in the spread between FIFO and ECRC.

Partially offsetting the decrease in cost of goods sold associated with lower raw material costs was the effect of higher sales volume, which resulted in an increase in cost of goods sold of $11.1 million. During the third quarter of 2013, we undertook turnaround activities conducted primarily at our Belpre, Ohio facility that included a non-recurring plant-wide utility outage in addition to the scheduled turnaround activity. The utility outage was a precursor to the previously disclosed, multi-year capital project associated with MACT legislation that entails replacement of our coal-burning boilers with natural gas boilers. The aggregate cost of the scheduled turnaround and the MACT related production downtime in the third quarter was $6.1 million, of which $3.5 million was attributable to the non-recurring MACT related production downtime and $2.6 million which was related to the scheduled turnarounds. Costs associated with scheduled turnaround activities in the third quarter of 2012 were $1.2 million. As a result, $4.9 million of the increase in cost of goods sold was associated with these turnaround costs.  In addition, currency fluctuations resulted in an increase in cost of goods sold of $3.2 million.

Gross Profit

Gross profit amounted to $47.5 million for the three months ended September 30, 2013 compared to $42.8 million for the three months ended September 30, 2012. The $4.7 million or 11.0% increase includes a period over period benefit of $17.0 million due to the spread between FIFO and ECRC.  Gross profit at ECRC was $68.1 million in the third quarter of 2013 compared to $80.4 million in the third quarter of 2012, a decrease of $12.3 million or 15.3%, largely due to the factors discussed in “Cost of Goods Sold.” Gross profit as a percentage of sales revenue was 14.5% and 12.5% for the three months ended September 30, 2013 and 2012, respectively.

Operating Expenses

•

Research and Development. Research and development expenses were $7.4 million in each of the third quarters of 2013 and 2012 and amounted to 2.3% and 2.2% of sales revenue for the three months ended September 30, 2013 and 2012, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.0 million or 4.3%. The decrease was primarily due to a $1.5 million decrease in employee related costs, $0.4 million in lower legal expenses, a $0.3 million decrease in information technology costs, partially offset by a $1.0 million increase in restructuring and other costs, and a $1.0 million increase in other professional fees. Selling, general and administrative expenses were 6.9% and 6.8% of sales revenue for the three months ended September 30, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million or 1.8%, primarily due to the extended compliance deadline for our coal-burning boilers at our Belpre, Ohio, facility, pursuant to the revised MACT rule.

•

Impairment of long-lived assets. During the three months ended September 30, 2012, we recorded a pre-tax charge of $5.4 million in the aggregate for the impairment of long-lived assets, of which $3.4 million was related to the HSBC facility in Mailiao, Taiwan and $2.0 million related to other long-lived assets.

Interest expense, net

Interest expense, net decreased $1.9 million or 24.8% to $5.7 million for the three months ended September 30, 2013 from $7.6 million for the three months ended September 30, 2012. The decrease was primarily due to a lower average debt balance.

Income tax expense

Our income tax provision was $2.0 million expense and $1.6 million benefit for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 52.8% expense and 9.6% benefit for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013, a valuation allowance of $98.3 million has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $3.6 million for the three months ended September 30, 2013, of which $3.5 million represents current period net operating losses and $0.1 million represents changes in other comprehensive income (loss).  We increased our valuation allowance by $9.8 million for the three months ended September 30, 2012, due to net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been 38.3% and 66.4% benefit for the three months ended September 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the three months ended September 30, 2013, we earned $1.1 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.6%. For the three months ended September 30, 2012, we earned $13.2 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.2%.

Net loss attributable to Kraton

Net loss attributable to Kraton was $(5.6) million or $(0.17) per diluted share for the three months ended September 30, 2013, an improvement of $9.9 million compared to net loss of $(15.5) million or $(0.48) per diluted share for the three months ended September 30, 2012.

Net loss for the three months ended September 30, 2013 included the following:

•	Restructuring and other charges of $1.0 million or $0.03 per diluted share

•	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $20.7 million or $0.63 per diluted share

Net loss for the three months ended September 30, 2012 included the following:

•	Storm related benefit of $0.2 million or $0.01 benefit per diluted share

•	Impairment of long-lived assets of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $36.7 million or $1.13 per diluted share

In addition, the impact of the change in our deferred tax asset valuation allowance decreased our diluted earnings per share by $0.11 during the three months ended September 30, 2013 and $0.30 per diluted share during the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales Revenue

Sales revenue amounted to $1,001.8 million for the nine months ended September 30, 2013 compared to $1,126.7 million for the nine months ended September 30, 2012. The $124.9 million or 11.1% revenue decline (a decline of $117.2 million or 10.4% excluding a $7.7 million effect of currency fluctuations) was largely due to a reduction in global product sales prices associated with lower average raw material costs of $78.8 million and $37.3 million related to lower sales volumes. Sales volumes were 239.2 kilotons for the nine months ended September 30, 2013 compared to 246.1 kilotons for the nine months ended September 30, 2012, a decrease of 6.9 kilotons or 2.8%, significantly all of which was driven by lower paving demand in North America and Europe.

With respect to sales revenue in each of our end use markets:

•

Advanced Materials. Sales revenue amounted to $268.9 million for the nine months ended September 30, 2013 compared to $301.4 million for the nine months ended September 30, 2012. The $32.5 million or 10.8% revenue decline (a decline of $30.6 million or 10.2% excluding a $1.9 million effect of currency fluctuations) was primarily due to lower average selling prices, reflective of lower average raw materials costs, primarily butadiene and to a lesser extent a 1.4% decline in sales volumes. With respect to innovation sales volumes, we experienced growth in personal care applications, partially offset by lower sales volumes in wire and cable applications.

•

Adhesives, Sealants and Coatings. Sales revenue amounted to $375.1 million for the nine months ended September 30, 2013 compared to $401.3 million for the nine months ended September 30, 2012. The $26.3 million or 6.5% revenue decline (a decline of $22.0 million or 5.5% excluding a $4.2 million effect of currency fluctuations) was primarily due to lower average selling prices indicative of lower raw material costs, primarily butadiene and isoprene, as sales volumes were essentially flat.

•

Paving and Roofing. Sales revenue amounted to $272.3 million for the nine months ended September 30, 2013 compared to $345.2 million for the nine months ended September 30, 2012. The $72.9 million or 21.1% revenue decline (a decline of $74.7 million or 21.6% excluding a $1.8 million effect of currency fluctuations) was primarily due to lower average selling prices indicative of lower raw material costs, primarily butadiene and a 6.7% decline in sales volumes driven by lower paving demand principally in North America and Europe.  Innovation sales volumes grew on strong performance for roofing applications.

•

CariflexTM. Sales revenue amounted to $84.5 million for the nine months ended September 30, 2013 compared to $76.6 million for the nine months ended September 30, 2012. The $7.9 million or 10.3% revenue increase (an increase of $11.2 million or 14.7% excluding a $3.4 million effect of currency fluctuations) reflects higher sales volumes, mainly for the surgical glove market and other medical and innovation applications, as well as increased average selling prices across the majority of the Cariflex portfolio.

Cost of Goods Sold

Cost of goods sold amounted to $834.5 million for the nine months ended September 30, 2013 compared to $935.0 million for the nine months ended September 30, 2012. The $100.4 million or 10.7% decrease was driven largely by an $88.7 million reduction in raw material costs, which included a $3.2 million increase associated with the change in the spread from FIFO to ECRC, a $25.3 million reduction due to lower sales volumes, a $2.5 million reduction due to changes in foreign currency exchange rates, and the absence of net charges amounting to $2.3 million recorded in 2012, which related to the property tax dispute in France, storm-related charges, restructuring and other charges and the LBI settlement. Partially offsetting these decreases in cost of goods sold were increases from the production downtime related to the MACT legislation of $3.5 million, increased turnaround costs of $2.7 million, and other increases in cost of goods sold, including production inefficiencies in the first quarter of 2013.

Gross Profit

Gross profit amounted to $167.2 million for the nine months ended September 30, 2013 compared to $191.8 million for the nine months ended September 30, 2012. The $24.5 million or 12.8% decrease includes a $3.2 million negative impact associated with the spread between FIFO and ECRC.  Gross profit at ECRC was $190.7 million for the nine months ended September 30, 2013 compared to $212.0 million for the nine months ended September 30, 2012, a decrease of $21.4 million or 10.1%, largely due to the factors discussed in “Cost of Goods Sold.”  Gross profit as a percentage of sales revenue was 16.7% and 17.0% for the nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses

•

Research and Development. Research and development expenses increased $0.8 million or 3.6% primarily due to an increase in employee related and operational costs, partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.4% and 2.0% of sales revenue for the nine months ended September 30, 2013 and 2012, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.7 million or 3.5%. The decrease was primarily due to a $4.1 million decrease in employee related costs, lower legal expenses of $0.9 million, a $0.6 million charge associated with the resolution of a property tax dispute in France during 2012, and a $0.2 million decrease in lease expense, partially offset by a $2.2 million increase in restructuring and other costs, a $1.0 million increase in other professional fees and a $0.8 million increase in costs associated with the joint venture with FPCC. Selling, general and administrative expenses were 7.3% and 6.8% of sales revenue for the nine months ended September 30, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million or 2.5%, primarily due to the extended compliance deadline for our coal-burning boilers at our Belpre, Ohio, facility, pursuant to the revised MACT rule.

•

Impairment of long-lived assets. During the nine months ended September 30, 2012, we recorded a pre-tax charge of $5.4 million in the aggregate for the impairment of long-lived assets, of which $3.4 million was related to the HSBC facility in Mailiao, Taiwan and $2.0 million related to other long-lived assets.

Interest expense, net

Interest expense, net increased $2.8 million or 12.9% to $24.9 million for the nine months ended September 30, 2013 from $22.1 million for the nine months ended September 30, 2012. The increase was primarily due to a $5.0 million write off of debt issuance costs and a $0.7 million payment to exit a 2011 interest rate swap agreement associated with replacing and refinancing our previous credit facilities, partially offset by a lower average debt balance.

Income tax expense

Our income tax expense was $4.4 million for both the nine months ended September 30, 2013 and 2012. Our effective tax rate was 329.5% and 24.7% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2013 and December 31, 2012, a valuation allowance of $98.3 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $7.9 million for the nine months ended September 30, 2013, of which $8.0 million represents current period net operating losses, partially offset by $0.1 million, which represents changes in other comprehensive income (loss). We increased our valuation allowance by $9.6 million for the nine months ended September 30, 2012, due to net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 276.9% and a 29.1% benefit for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the mix of pre-tax income or loss earned in certain tax jurisdictions.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the nine months ended September 30, 2013, we earned $17.1 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.6%. For the nine months ended September 30, 2012, we earned $55.8 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 10.2%.

Net income (loss) attributable to Kraton

Net loss attributable to Kraton was $(5.5) million or $(0.17) per diluted share for the nine months ended September 30, 2013, a decrease of $18.8 million compared to net income of $13.3 million or $0.41 per diluted share for the nine months ended September 30, 2012.

Net loss for the nine months ended September 30, 2013 included the following:

•	Restructuring and other charges of $2.3 million or $0.07 per diluted share

•	Charges associated with the credit facility refinancing of $5.8 million or $0.18 per diluted share

•	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $23.5 million or $0.72 per diluted share

Net income for the nine months ended September 30, 2012 included the following:

•	Benefit of the LBI settlement of $6.9 million or $0.21 benefit per diluted share

•	Settlement of property tax dispute in France of $6.2 million or $0.19 per diluted share

•	Restructuring and other charges of $0.8 million or $0.02 per diluted share

•	Storm related charges of $1.6 million or $0.05 per diluted share

•	Impairment of long-lived assets of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $19.3 million or $0.60 per diluted share

In addition, the impact of the change in our deferred tax asset valuation allowance decreased our diluted earnings per share by $0.25 during the nine months ended September 30, 2013 and decreased our diluted earnings per share by $0.29 during the nine months ended September 30, 2012.

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at estimated current replacement cost (ECRC) and Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our executive compensation plan bases incentive compensation payments on our Adjusted EBITDA and Adjusted EBITDA at ECRC performance, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
EBITDA (1)	$17,724	$6,604	$70,274	$87,571
Adjusted EBITDA (2)	$24,104	$13,210	$82,444	$101,185
Adjusted EBITDA at ECRC (3)	$44,754	$50,846	$105,905	$121,482
Gross Profit at ECRC (3)	$68,100	$80,389	$190,683	$212,049

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.

Limitations for EBITDA as an analytical tool include the following:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest payments, on our debt;

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

(3)

Adjusted EBITDA at ECRC is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system. The carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit, and Gross Profit at ECRC under both our FIFO convention and under estimated current replacement cost. As an analytical tool, Adjusted EBITDA at ECRC is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

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

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Gross profit	$47,450	$42,753	$167,222	$191,752
Add:
Spread between FIFO and ECRC	20,650	37,636	23,461	20,297
Gross profit at ECRC	$68,100	$80,389	$190,683	$212,049

We reconcile consolidated net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net income (loss) attributable to Kraton	$(5,598)	$(15,499)	$(5,517)	$13,261
Net loss attributable to noncontrolling interest	(254)	0	(182)	0
Consolidated net income (loss)	(5,852)	(15,499)	(5,699)	13,261
Add:
Interest expense, net	5,741	7,634	24,948	22,106
Income tax expense (benefit)	2,021	(1,640)	4,372	4,361
Depreciation and amortization expenses	15,814	16,109	46,653	47,843
EBITDA	17,724	6,604	70,274	87,571
Add (deduct):
Settlement gain (a)	0	0	0	(6,819)
Property tax dispute (b)	0	0	0	6,211
Storm related charges (c)	0	(336)	0	2,481
Restructuring and other charges (d)	1,041	0	2,302	1,062
Impairment of long-lived assets (e)	0	5,434	0	5,434
Production downtime related to MACT legislation (f)	3,506	0	3,506	0
Non-cash compensation expense (g)	1,833	1,508	6,362	5,245
Adjusted EBITDA	24,104	13,210	82,444	101,185
Add:
Spread between FIFO and ECRC	20,650	37,636	23,461	20,297
Adjusted EBITDA at ECRC	$44,754	$50,846	$105,905	$121,482

(a)	Reflects the benefit of the LBI settlement, which is recorded in cost of goods sold.
(b)

Reflects the charge associated with the resolution of the property tax dispute in France, of which $5,646 is recorded in cost of goods sold and $565 is recorded in selling, general and administrative expenses.

(c)	Reflects the storm related charge at our Belpre, Ohio facility, which is recorded in cost of goods sold.
(d)

Includes other professional fees, severance expenses and fees associated with the public offering of our senior notes, which are primarily recorded in selling, general and administrative expenses in 2013 and primarily in cost of goods sold in 2012.

(e)	Reflects the impairment of long-lived assets, of which $3.4 million and $2.0 million were associated with the HSBC facility and other long-term assets, respectively.
(f)

Reflects the non-recurring portion of the $6.1 million of aggregate turnaround costs in 2013. The adjustment relates to the production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation, which is recorded in cost of goods sold.

(g)

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

The Senior Secured Credit Facilities contain a financial covenant and certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events. Our failure to comply with the covenants would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy the covenants. If we are unable to satisfy such covenants or other provisions at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we were unable to obtain any such waiver or amendment and we were not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes. At September 30, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At September 30, 2013, we had $144.6 million of cash and cash equivalents, which includes $48.9 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of September 30, 2013, our available borrowing capacity was $187.3 million of which $0 million was drawn and as of the date of this filing, our available borrowing capacity was $196.4 million, of which $0 million was drawn. Excluding the $48.9 million of KFPC cash, our liquidity at September 30, 2013 amounted to $283.0 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities, see “—Senior Secured Credit Facilities” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $4.8 million to our pension plan in the nine months ended September 30, 2013 and $6.8 million for the nine months ended September 30, 2012. We expect our total pension plan contributions for the year ended December 31, 2013 to be $6.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2013, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2014 and beyond.

As of September 30, 2013, we had $134.2 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $7.1 million at September 30, 2013. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

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

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $58.1 million for the nine months ended September 30, 2013 and $102.2 million for the nine months ended September 30, 2012. This represents a net decrease of $44.1 million, which was driven by a decrease in net income and changes in working capital. The net change in working capital was a source of cash of $6.8 million in 2013 compared to a source of cash of $34.0 million in 2012; a period-over-period decline in cash flows of $27.2 million. The period-over-period changes are as follows:

•

$27.5 million less cash flows associated with inventories of products, materials and supplies, largely due to changes in the quantity of raw material inventories and the costs of raw materials on total inventories;

•	$16.0 million less cash flows associated with trade accounts payable primarily due to the cost of raw materials and the timing of payments; partially offset by

•	$11.9 million net increase in cash flows due to the timing of payments of other items, including taxes, payments to a related party and pension costs; and

•	$4.3 million increase in cash flows associated with accounts receivable reflecting changes in sales volume and revenue per ton, as well as the timing of cash receipts.

Investing Cash Flows

Net cash used in investing activities totaled $63.5 million for the nine months ended September 30, 2013 and $42.6 million for the nine months ended September 30, 2012.

Expected Capital Expenditures. We currently expect 2013 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $80.0 million to $85.0 million. Included in this estimate is approximately $17.6 million related to the semi-works facility, approximately $15.9 million to comply with the MACT rule, of which $1.4 million will be financed with a capital lease, and approximately $19.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2013 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform. In addition, at this time, after completing our initial engineering estimate, we anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we estimate our share of the funding for the joint venture will be approximately $50.0 million of which $30.2 million has been funded during the nine months ended September 30, 2013, and approximately $11.4 million is estimated to be funded in the remainder of 2013. We currently anticipate funding our remaining 2013 contributions with available liquidity.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2013 was approximately 56% equity, 40% debt and 4% noncontrolling interest compared to approximately 54% equity and 46% debt as of September 30, 2012.

Net cash used in financing activities totaled $72.1 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $53.3 million for the nine months ended September 30, 2012, representing a period-over-period decline in cash from financing activities of $125.4 million. In 2013, we repaid the remaining $96.9 million of term loans and received $30.2 million from FPCC, which represents their portion of the equity investment in the joint venture, resulting in net cash used by financing activities of $66.7 million. In 2012, we increased the amount outstanding under the 6.75% Senior Notes by $100.0 million and made a $40.0 million voluntary prepayment on the term loan portion of the senior secured credit facility, resulting in net cash provided by financing activities of $60.0 million.

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

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of September 30, 2013, other than operating leases.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2013, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
10.1

Executive Compensation Recoupment Policy (adopted September 11, 2013) (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

10.2

First Amendment to Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

10.3+*	Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the 2009 Equity Incentive Plan

10.4+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the 2009 Equity Incentive Plan

10.5+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.6+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002

101

The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.
Date:	October 31, 2013	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 31, 2013	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Vice President and Chief Financial Officer