Form 10-K
period 2013-12-31
Kraton Performance Polymers, Inc.
filed 2014-02-27
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2013: $683,229,593. Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 21, 2014: 32,556,399.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report

on Form 10-K for

Year Ended December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; our proposed combination with the Styrenic Block Copolymer (“SBC”) business of LCY Chemical Corp. (“LCY”), the expectation that such combination will close in the fourth quarter of 2014 and expected synergies and other benefits therefrom and costs associated therewith; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2014 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to meet conditions required to ensure full access to our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; our plans and expectations regarding our planned Asia expansion project; our expectations regarding the startup of our semi-works facility in Belpre, Ohio during the first quarter of 2014; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2014; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income and cash flows of Kraton, and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

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

Our total SBC production capacity as of December 31, 2013 was approximately 420 kilotons. Production capacity at our facilities can vary greatly depending upon feedstock, product mix and operating conditions. We generated approximately $1,292.1 million of sales revenue and 313.5 kilotons of sales volume for the year ended December 31, 2013. In 2013, we generated 14.7% and 38.5% of our sales revenue from innovation-driven and differentiated products, respectively. Our customers are diversified by industry and geography with more than 800 customers in over 60 countries. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.

We have had a long-standing relationship with many of our customers and work closely with our customers to design products that meet application-specific performance and quality requirements. We have a diverse customer base, with no single customer accounting for more than 10.0% of our sales revenue in 2013 and our top 10 customers together representing approximately 28.3% of our sales revenue in 2013. Because of the technical expertise and investment required to develop many of our product formulations and the lead times required to replace them, we believe our customers would likely incur additional costs by changing to an alternative vendor.

Over the past several years, we have implemented a range of strategic initiatives designed to enhance our profitability and end use market position, with a focus on increasing our scale and global footprint, particularly in Asia. These include fixed asset investments to expand our capacity in specialized products and enhance productivity at our existing facilities, our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan, and fixed costs management through headcount reductions, production line closures at our facility in Pernis, Netherlands, and system upgrades. During this period, we shifted our focus from lower margin business, and we implemented pricing strategies designed to enhance our overall margins and return on invested capital. With the commercialization of newer innovations such as NEXAR and HiMA and increasing sales of Cariflex and products for oilfield service applications, our strategy is focused on continuing to advance our portfolio of higher-value, higher margin products, while, at the same time, expanding sales of our core product grades.

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

Recent Developments

Entry into Definitive Agreement to Combine with the SBC Business of LCY. As previously announced, on January 28, 2014, we and two wholly-owned subsidiaries entered into a definitive agreement with LCY Chemical Corp. (“LCY”) and a wholly-owned subsidiary of LCY (together with LCY, the “LCY Parties”) to combine with the SBC business of LCY. LCY’s SBC business operates through facilities located in Taiwan, Huizhou, China and Baytown, Texas. LCY will remain as a separate company following the combination and continue to operate its other lines of business following the closing.

Prior to the execution of the combination agreement, we formed a new holding company organized under the laws of England (“UK Holdco”). Pursuant to a merger contemplated in the combination agreement, each outstanding share of common stock of our company will be converted into the right to receive one ordinary share of UK Holdco, and we will become a wholly-owned subsidiary of UK Holdco. In addition, UK Holdco will issue ordinary shares to the LCY Parties in exchange for LCY’s SBC business, which will be contributed to UK Holdco through the contribution of the equity interests in a group of LCY’s subsidiaries (the “LCY Combination”).

The shares to be issued to LCY at closing will constitute 50% of the shares of UK Holdco that will be outstanding immediately after the closing of the transactions contemplated by the combination agreement. The other 50% of the shares of UK Holdco will be owned by the stockholders of our company immediately prior to such closing. UK Holdco and LCY have also agreed to enter into a shareholder agreement (the “Shareholder Agreement”) at the closing of the transactions. The Shareholder Agreement will set forth certain rights and limitations relating to LCY’s ownership of the UK Holdco shares, including provisions relating to, among other things, representation on UK Holdco’s board of directors (“UK Holdco Board”), standstill restrictions on certain actions (including the acquisition by LCY of additional UK Holdco shares), UK Holdco Board approval requirements on certain significant actions by UK Holdco, preemptive rights for LCY to purchase additional UK Holdco shares, restrictions on the direct or indirect transfer of the UK Holdco shares to be owned by LCY, arrangements regarding the voting of the UK Holdco shares held by LCY, restrictions on competition with UK Holdco on the part of LCY and registration rights for the UK Holdco shares to be held by LCY.

The closing of the transactions is subject to approval by the stockholders of both our company and LCY, receipt of certain regulatory approvals and other conditions. Closing of the transactions is expected to occur in the fourth quarter of 2014. Upon and after closing, the name of UK Holdco will be Kraton Performance Polymers plc, and the shares will be listed on the NYSE.

After the closing of the transactions, the UK Holdco Board will consist of fourteen directors, consisting of seven LCY-designated directors and seven directors that currently serve on our board of directors. Our chairman of the board of directors, Dan Smith, will be the initial chairman of the UK Holdco Board upon the closing, and it is anticipated he will serve in that position for two years following the closing. The chairman for the next two years will be selected by the LCY designees on the UK Holdco Board, and thereafter the chairman will be selected by the full UK Holdco Board. Kevin M. Fogarty, our current chief executive officer, will serve as chief executive officer of UK Holdco upon the closing. See “Part I, Item 1A. Risk Factors” below for a discussion of certain risks and uncertainties relating to the LCY Combination.

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

USBCs. We developed the first USBC polymers in 1964 and built the first dedicated block copolymer facility in Belpre, Ohio, in 1971. As of December 31, 2013, our USBC product portfolio included 101 core commercial grades of products. Sales of USBC products comprised approximately 58.3%, 59.1% and 59.3% of our sales revenue in 2013, 2012 and 2011, respectively.

USBCs are used in three of our core end use markets (Advanced Materials; Adhesives, Sealants and Coatings; and Paving and Roofing) in a range of products to impart performance characteristics such as:

•	resistance to temperature and weather extremes in roads and roofing;
•	resistance to cracking, reduced sound transmission and better drainage in porous road surfaces;
•	impact resistance for consumer plastics; and
•	increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers.

HSBCs. We developed the first HSBC polymers in the late 1960s for use in production of soft, strong compounds for handles and grips and elastic components in diapers. As of December 31, 2013, our HSBC product portfolio included 77 core commercial grades of products. HSBC products are significantly more complex to produce than USBC products and, as a result generate higher margins than USBCs. Sales of HSBC products comprised 30.3%, 31.2% and 31.6% of our sales revenue in 2013, 2012 and 2011, respectively.

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

Cariflex. We market our IR and IRL products under the Cariflex brand name. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins. As of December 31, 2013, our Cariflex product portfolio included 9 core commercial grades of products. Cariflex comprised 9.0%, 7.4% and 6.9% of our sales revenue in 2013, 2012 and 2011, respectively.

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

We have undertaken several projects to support anticipated continued growth in demand for our Cariflex products. In 2011, we commissioned a line conversion project at our Belpre, Ohio, facility, which now provides for production of IR and replaces production capacity at our former manufacturing facility in Netherlands, which was closed in 2009. During 2011, we also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil, facility. Further, we executed a contract with a supplier in Japan to expand manufacturing capacity for IRL. This expansion was completed in January 2013 and effectively doubled our existing capacity in Japan.

Compounds. Our Compounds are a mixture of Kraton polymers and other polymers, resins, oils or fillers and cover a wide range of polymers used in consumer and industrial applications. Compounds can be formulated so that they meet the specific requirements of our customers. These products are primarily used in soft-touch grips, sporting equipment, automotive components and personal care products. As of December 31, 2013, our Compounds product portfolio included 19 core commercial grades of products. Compounds comprised 2.3%, 2.1% and 1.9% of our sales revenue in 2013, 2012 and 2011, respectively.

Our End Use Markets

Our commercial activities are aligned to serve our four core end use markets: (1) Advanced Materials; (2) Adhesives, Sealants and Coatings; (3) Paving and Roofing; and (4) Cariflex.

Revenue Mix
($ in millions)
End Use Markets	2013		2012		2011		Selected Applications/Products
Advanced Materials	26.8%	$346.3	26.9%	$382.8	28.0%	$402.6	—	Consumer disposable and consumer durable soft touch
							—	Engineering thermoplastics compatibilization and impact modification
							—	Personal care
							—	PVC alternatives for medical, wire and cable
							—	Disposable food packaging and closures
							—	Highly engineered polymer modification
							—	Skin care products and lotions
							—	Automotive interior and exterior
							—	Stoppers for medical/pharmaceutical
Adhesives, Sealants and Coatings	37.0%	$477.6	35.9%	$510.8	34.8%	$499.7	—	Tapes and labels
							—	Non-woven and industrial adhesives
							—	Clear sealants
							—	Lubricant additives
Paving and Roofing	27.1%	$350.9	29.6%	$421.4	29.9%	$429.3	—	Asphalt modification for performance roadways, bridges and airports
							—	Asphalt modification for roofing felts and shingles
Cariflex	9.0%	$116.0	7.4%	$105.9	6.9%	$99.3	—	Surgical gloves
							—	Condoms
Other	0.1%	$1.2	0.2%	$2.2	0.4%	$6.6	—	High styrenics packaging
							—	Footwear
							—	Other

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

Our SBCs are used in applications such as adhesives for diapers and hygiene products, sealants and coatings for construction and automotive applications, viscosity modification in lubricants as well as in health and beauty and cable gels and adhesives for tapes and labels. Our SBCs in this end use market are compatible with many other formulating ingredients. We have expanded our offering of formulated compounds for adhesives for protective films that provide improved adhesive performance with no residue or haze after removal. Furthermore our highly specialized grades are used in various combinations for the manufacturing of printing plates. One of our newest applications for functionalized SBC’s can be found in sprayable coatings and sealing products.

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

We believe the ability to maintain roads in an environment where traffic demands are rising and repair budgets are decreasing is the primary issue facing governments and other road owners in every region and a principal driver of demand in this end use market. Our Highly Modified Asphalt Technology (“HiMA”) polymers provide better rut and cracking resistance than other elastic binders, while achieving 25-40% reduction in road thickness without any major sacrifice of viscosity or temperature performance. We believe this innovation will extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions.

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

Research, Development and Technology

Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $32.0 million, $31.0 million and $28.0 million for research and development for the years ended December 31, 2013, 2012 and 2011, respectively. From time to time, we also engage in customer-sponsored research projects; with average spending of approximately $1.0 million a year for the three-year period ended December 31, 2013.

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

Our professionals perform research using scientific application equipment located primarily at our Houston, Amsterdam, and Shanghai research and development facilities. At all of our major research and development facilities, we produce new Kraton product samples for our customers and provide guidance to our manufacturing organization. Application equipment is used to evaluate polymers and compounds to determine optimal formulations. Our semi-works project at our Belpre, Ohio, location is mechanically complete, and the new facility is in the commissioning phase, with startup anticipated during the first quarter 2014. This facility will replace a pilot line that was previously maintained in Houston, and will provide scale up support to our manufacturing facilities as we commercialize new products in our innovation pipeline and will generate polymer samples for in-house researchers and external customers as we explore new products for the marketplace.

Sales and Marketing

Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, marketing representatives and distributors, with the majority of our products sold through our direct sales force. In countries where we generate substantial revenue, our sales force is organized by end use market in order to meet the specific needs of our customers. In geographic areas where it is not efficient for us to organize our sales force by end use market, we may use one sales team to service all end use markets.

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

Sales revenue from our customers outside the United States was approximately 69.1%, 67.2% and 65.9% of our total sales revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Direct sales we make outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. generally accepted accounting principles (“GAAP”). For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. See Note 13 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of sales revenue and long-lived assets as of and for the years ended December 31, 2013, 2012 and 2011.

We generated our sales revenue from customers located in the following regions:

Revenue by Geography:	2013	2012	2011
Americas	39.3%	40.0%	41.0%
Europe, Middle East and Africa	38.7%	39.1%	40.0%
Asia Pacific	22.0%	20.9%	19.0%

Sources and Availability of Raw Materials

We use butadiene, styrene and isoprene (also referred to as monomers) as our primary raw materials in manufacturing our products.

For our U.S. facilities, we procure a substantial majority of our monomers from U.S. suppliers. In Europe, we generally procure our monomers from regional suppliers and in Brazil we generally purchase all our raw materials from local third-party suppliers. In Japan, butadiene and isoprene are supplied under our joint venture agreement with JSR Corporation (“JSR”) and styrene is sourced from local third-party suppliers. We believe our contractual and other arrangements with our suppliers of butadiene, styrene, and isoprene will generally provide an adequate supply of raw materials at competitive, market-based prices to support our current sales levels and that alternative sources of raw material supply are generally available to us, including on a spot market basis. However, we can provide no assurance that suppliers will perform under their contracts, that we will be able to adequately replace expiring or terminated contracts, that we would be able to obtain substitute arrangements on feasible terms or that we will generally be able to source raw materials on economic terms in the future.

Butadiene. Butadiene is available on the global petrochemical market with approximately eight producers in the Americas, 30 in Europe, 59 in Asia and six in the Middle East. We currently source our butadiene in the United States pursuant to contractual arrangements generally having terms ranging from one to two years, subject to renewal conditions, and butadiene in Europe pursuant to contracts and arrangements with LyondellBasell. The contract covering Germany will expire on December 31, 2040, and is subject to renewal conditions at the conclusion of the current term unless terminated with prior written notice by either party. We acquire butadiene in France from LyondellBasell under a contract that became effective on January 1, 2012 and expires on December 31, 2015, subject to renewal conditions. In Brazil, butadiene has been obtained from a local third-party source under contractual arrangements with terms typically of two years. We are in the process of negotiating a renewed contractual arrangement with this supplier, who has continued to supply butadiene since the expiration of the prior contract on a spot basis. In Japan, a majority of our butadiene needs are sourced from JSR on a commercial supply basis.

Styrene. Styrene is available on the global petrochemical market with approximately 11 producers located in the Americas, 20 in Europe, 52 in Asia and five in the Middle East. We currently source styrene in the United States, Europe and Brazil pursuant to contractual arrangements generally having terms ranging from one to two years, subject to renewal conditions.

Isoprene. Isoprene is primarily produced and consumed captively by manufacturers for the production of IR, which is primarily used in the manufacture of rubber tires. As a result, there is limited non-captive isoprene available in the market place. We currently source our global isoprene requirements through a variety of contractual arrangements generally having terms ranging from one to two years, subject to renewal conditions. We also purchase additional supplies of isoprene from various suppliers at prevailing market prices. In Japan, the majority of our isoprene needs are sourced from JSR on a commercial supply basis and from alternative suppliers as needed. We believe our contractual arrangements with several suppliers as well as spot arrangements and longstanding relationships with other third-party suppliers of isoprene will generally provide adequate future supplies of isoprene at competitive prices to support our current sales levels.

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

SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dynasol Elastomers, Kuraray Company, Korea Kumho P.C., LCY, LG Chemical, Sinopec, Taiwan Synthetic Rubber Corporation, Versalis and Zeon Corporation. Generally, however, we believe individual competitors do not compete across all of our end use markets.

Product Substitution. We also compete against a broad range of alternative, non-SBC products within each of our end use markets. See “Part I, Item 1. Business” for further discussion of product substitution in our end use markets.

Operating and Other Agreements

Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell refinery and petrochemical site at which other third party tenants also own facilities. LyondellBasell charges us fees based on specified costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LyondellBasell employs and provides all staff, other than certain managers, assistant managers and technical personnel, whom we may appoint. In March 2012, we executed a new operating agreement with LyondellBasell effective as of January 1, 2012. The agreement has an unlimited term, and is terminable as of any date after December 31, 2014 upon 18 months’ prior notice by either party. The new agreement also provides for site services, utilities, materials and facilities, which had previously been under a separate agreement.

Pursuant to an agreement dated March 31, 2000, as subsequently amended, LyondellBasell operates and provides certain services, materials and utilities required to operate our manufacturing facility in Wesseling, Germany. We pay LyondellBasell a monthly fee, as well as costs incurred by LyondellBasell in providing the various services, even if the facility fails to produce any output (whether or not due to events within LyondellBasell’s control), and even if we reject some or all output. This agreement is terminable after an initial term of 40 years upon five years’ prior written notice.

Under certain of these agreements, we are required to indemnify LyondellBasell, including in certain circumstances for loss and damages resulting from LyondellBassell’s negligence in performing their obligations.

Information Systems

We utilize ERP software systems to support each of our facilities worldwide. Our ERP software systems utilize a single global system, which provides reliability of our systems. The ERP software systems are supported by internal resources. Technical upgrades to the ERP systems are performed every 12 to 18 months to ensure the recent functionality is available. New technology continues to be approved and implemented to improve efficiencies, network resiliency and critical information protection. An annual disaster recovery exercise is performed on critical systems, both internally and those utilizing third-party data centers.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. In 2013, we were awarded 51 patents for new products or applications and at December 31, 2013, we had 1,176 granted patents and 249 pending patent applications. Since patents are generally in effect for a period of 20 years as of the filing date, this means that a significant portion of our portfolio will remain in effect for a long period (assuming most of these applications will be granted). The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business. Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to us.

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

Employees

We had 936 full-time employees at December 31, 2013. In addition, 172 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements. See “—Operating and Other Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.

Environmental Regulation

Our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at the international, national, state and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical registration, use and management.

Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent and the cost of compliance with these various requirements can be expected to increase over time.

For example, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. On December 20, 2012, the EPA announced that it had finalized the clean air standards for industrial boilers, and certain incinerators, and non-hazardous secondary materials. On January 31, 2013, the final rule was published in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016, three years from the date of publication in the Federal Register. We plan to be in compliance with the MACT standards prior to the expiration of the compliance period. Capital expenditures necessary to comply with the MACT rule are currently estimated to be $59.0 million of which approximately $6.0 million will be in the form of a capital lease. Through 2013, we have incurred an aggregate $18.0 million, of which $1.4 million was financed with a capital lease, and we currently expect 2014 capital expenditures for this project to be approximately $28.1 million, of which $4.1 million will be financed with a capital lease with the balance expected to be incurred in 2015. While this is a compliance driven project, we also expect to lower operating costs by approximately $10.0 million per year by 2016.

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

Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before our separation from Shell Chemicals in February 2001. Coverage under the indemnity varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. The indemnity for specific site clean-up matters and for third-party claims regarding hazardous substance disposal expires in 2021. Claims that may arise in the future related to past operations may not be covered by the Shell Chemicals’ indemnities, and amounts that are recoverable under those indemnities may not be sufficient to satisfy claims against us.

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

In January 2014, our Belpre, Ohio facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways.  Applicable authorities were notified, and cleanup activities are underway. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.

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

Risk Factors Relating to the Proposed Combination with the SBC Business of LCY

Closing of the combination with LCY is subject to a number of material regulatory conditions.

The LCY Combination is subject to review by the Antitrust Division of the Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (the “FTC”) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and by the antitrust and competition authorities in Taiwan, the People’s Republic of China and the Republic of Turkey, and potentially other jurisdictions. Conditions to closing the LCY Combination include the clearance and approval under the rules of the antitrust and competition authorities and that there is no judgment or regulatory action of a governmental body in effect that prohibits the LCY Combination contemplated by the combination agreement. We can provide no assurance that all required regulatory clearances will be obtained or that the conditions associated with such clearances will be acceptable to either party. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the LCY Combination, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust and competition laws.

In addition to antitrust and competition law clearances, the transactions are subject to completion of a series of transactions in which LCY’s SBC operations in Taiwan will be conveyed to a subsidiary of LCY prior to the contribution of the equity interests of such subsidiary to UK Holdco. Such transactions are subject to the approval of Taiwan regulatory authorities, and we and LCY can provide no assurance that such approvals will be obtained.

We and LCY are subject to business uncertainties and contractual restrictions while the proposed LCY Combination is pending, which could adversely affect each party’s business and operations.

In connection with the pending LCY Combination, it is possible that some customers, suppliers and other persons with whom we or LCY have business relationships may delay or defer certain business decisions or, might decide to seek to terminate, change or renegotiate their relationship with us or LCY as a result of the LCY Combination, which could negatively affect our and LCY’s respective revenues and earnings, as well as the market price of our common stock, regardless of whether the LCY Combination is completed. Under the terms of the combination agreement, we and LCY are subject to certain restrictions on the conduct of our respective businesses prior to completing the LCY Combination, including, but not limited to, limitations on incurring debt outside of borrowings under each party’s revolving credit facility in the ordinary course and entering into acquisitions and dispositions, which may adversely affect our ability to execute certain of our respective business strategies. Furthermore, the process of planning to integrate two businesses and organizations for the post-LCY Combination period can divert management attention and resources and could ultimately have an adverse effect on each party.

Failure to successfully combine the businesses in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our common stock.

The success of the proposed LCY Combination will depend substantially on our ability to realize the anticipated benefits and synergies from combining our business with LCY’s SBC business. To realize these anticipated benefits, the businesses must be successfully integrated and combined, and we will incur substantial costs to do so. We currently estimate the cost to achieve expected annual synergies of $65.0 million (expected to be fully realized by 2017) to be approximately $70.0 million over the three year period following closing and in addition, expect to incur transaction-related costs associated with completing the combination and integrating the businesses. The combined organization may not be able to achieve its objectives or expected synergies, in which case the anticipated benefits of the LCY Combination may not be realized fully or at all. In addition, costs to achieve anticipated synergies and benefits may exceed our estimates, and the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the LCY Combination. These unrealized benefits and difficulties could result in declines in the market value of our common stock.

Failure to complete the LCY Combination, or significant delays in completing the LCY Combination, could negatively affect the trading price of our common stock and our future business and financial results.

If the LCY Combination is not completed, or if there are significant delays in completing the LCY Combination, the trading price of our common stock and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the combination agreement;
•

negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the LCY Combination will be completed;

•	having to pay certain significant costs relating to the LCY Combination; and
•	the attention of our management will have been diverted to the LCY Combination rather than to our current operations and pursuit of other opportunities that could have been beneficial to the company.

We may not realize the benefits we anticipate from the proposed redomestication of our company from Delaware to the United Kingdom.

We may not realize the benefits that we expect to realize from the redomestication of our company from Delaware to the United Kingdom. The redomestication may also expose us to certain risks that could have an adverse effect on us or our results of operations. For example, tax laws could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate and cash flows. As a result, our actual effective tax rate may be materially different from our expectation.  Further, if the redomestication is completed, the rights of our stockholders as stockholders of an English company will differ from the rights they have currently as shareholders of a U.S. company.

Risk Factors Relating to the Business

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

We have operating and service agreements with LyondellBasell Industries, or LyondellBasell, that are important to our business. We are a party to:

•

operating agreements under which LyondellBasell (in Berre, France, and Wesseling, Germany) operates and maintains our European manufacturing facilities and employs and provides substantially all of the staff for those facilities; these operating agreements also provide for site services, utilities, materials and facilities, which had previously been under a separate agreements; and

•	lease agreements under which we lease our European manufacturing sites (a 96 kiloton capacity facility in Wesseling, Germany and a 87 kiloton capacity facility in Berre, France) from LyondellBasell.

Under the terms of the above agreements, either party is permitted to terminate the applicable agreement in a variety of situations. The operating agreement relating to the Berre facility is terminable by either party upon 18 months’ written notice. As of the date of this filing, no such notice has been given by either party. Should LyondellBasell fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or provide them ourselves. Similarly, if in connection with or independent from the termination of an operating agreement, LyondellBasell terminates a facility lease, we would be forced to relocate our manufacturing facility. The failure of LyondellBasell to perform its obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.

Conditions in the global economy and capital markets may adversely affect the company’s results of operations, financial condition and cash flows.

Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive, construction and consumer products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.

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

Our manufacturing processes use three primary raw materials: butadiene, styrene and isoprene. We have entered into long-term supply agreements with Shell Chemicals, LyondellBasell and others to supply our raw material needs in the United States and Europe. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms favorable to us, if at all, which may significantly impact our operations.

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

If the availability of isoprene is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on our sales of products requiring isoprene.

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

If the availability of butadiene is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on our sales of products requiring butadiene.

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

If the availability of styrene is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on facility utilization and our sales of products requiring styrene.

We satisfy our styrene requirements in the United States and Europe pursuant to purchase agreements with terms of one to two years, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and consequently our future acquisition costs for styrene may therefore increase.

Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.

Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. On a first-in, first-out (FIFO) basis, these monomers together represented approximately $609.5 million, $732.9 million and $658.9 million or 57.2%, 61.5% and 58.8% of our total cost of goods sold for the years ended December 31, 2013, 2012 and 2011, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these monomers, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. Political unrest in the Middle East and market dislocation resulting from U.S. sanctions relating thereto could lead to increases in the price of crude oil, and, as a result, in the price of our primary raw materials. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these three monomers, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

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

Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core end use markets by successfully introducing new products, improving their manufacturing processes or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ product and manufacturing process innovations or cost position, our financial condition and results of operations could be materially adversely affected.

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

Our industry and the end use markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth and profitability will depend on our ability to gauge the direction of the commercial and technological progress in all key end use markets, and upon our ability to successfully develop, manufacture and market products in such changing end use markets. In order to maintain our profit margins and our competitive position, we must continue to identify, develop and market innovative products on a timely basis to replace existing products. We may not be successful in developing new products and technology that successfully compete with newly introduced products and materials, and our customers may not accept, or may have lower demand for, any of our new products. Further, an important part of our strategy is the creation of demand for innovations that we develop and introduce to the markets.  If we fail to keep pace with evolving technological innovations, fail to modify our products in response to our customers’ needs or fail to develop innovations that generate additional demand, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products or diminished return on investment in innovations..

Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property and other proprietary information relating to our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

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

Our patent applications and issued patents may not provide us with any competitive advantage and may be challenged by third parties. Our competitors may also attempt to design around our patents or copy or otherwise obtain and use our intellectual property and other proprietary information. Moreover, our competitors may already hold or have applied for patents in the United States or abroad that, if enforced or issued, could possibly prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect inventions that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

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

Many of our competitors have a substantial amount of intellectual property. We cannot guarantee that our processes and products do not and will not infringe issued patents (whether present or future) or other intellectual property rights belonging to others, including, without limitation, situations in which our products, processes or technologies may be covered by patent applications filed by other parties in the United States or abroad.

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

If we were to discover that our processes, technologies or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. If we incur significant costs to litigate our intellectual property rights or to obtain licenses, or if our inability to obtain required licenses for our processes, technologies or products prevents us from selling our products , our business and results of operations could be materially adversely affected.

A major failure of our information systems could harm our business.

We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. If our systems for protecting against these risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data, having our business operations interrupted, and increased costs to prevent, respond to, or mitigate attacks on our systems. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our financial position, results of operations or cash flows.

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

Substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facilities and the senior notes.

As of December 31, 2013, we had $350.0 million principal amount of indebtedness outstanding in the form of senior unsecured notes. Additionally, we have entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility. As of December 31, 2013, the facilities were undrawn, and available borrowing capacity was $186.9 million.

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

Although the terms of our senior secured credit facilities and the indenture governing the senior notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and additional indebtedness that we may incur from time to time to finance projects or for other reasons in compliance with these restrictions could be substantial. For example, we expect a significant portion of the construction of the 30 kiloton plant in Mailiao, Taiwan by our KFPC joint venture will be financed with indebtedness, half of which we or one of our subsidiaries would guarantee. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Our indebtedness could:

•	make it more difficult for us to satisfy our financial obligations;
•	increase our vulnerability to adverse economic and industry conditions;
•

increase the risk that we breach financial covenants and other restrictions in our debt agreements, which can be exacerbated by volatility in the cost of our monomers and the resulting impact on our earnings;

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

Our ability to pay principal of and interest on indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior secured credit facilities to fund liquidity needs, including debt service. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.

Our debt instruments, including our senior secured credit facilities and the indenture governing our senior notes, impose significant operating and financial restrictions on us and affect our ability to access liquidity.

Our senior secured credit facilities and the indenture governing our senior notes contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us. Under the terms of our senior secured credit facilities, we are subject to a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. In addition, our senior secured credit facilities and indenture include restrictions on our ability to, in certain circumstances, among other things:

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

A failure by us or our subsidiaries to comply with the covenants and restrictions contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. Further, an event of default or acceleration of indebtedness under one instrument may constitute an event of default under another instrument. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products entails the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, the customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. There can be no assurance that our efforts to protect ourselves from product liability claims in this regard will ultimately protect us from any such claims.

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

Materials such as butadiene, styrene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Our products are also used in a variety of end uses that have specific regulatory requirements such as those relating to products that have contact with food or medical end uses.

We use large quantities of hazardous substances and generate hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated or hazardous and can cause contamination or personal injury or damage if released into the environment.

Because of the nature of our operations, we could be subject to legislation and regulation affecting the emission of greenhouse gases. In the last five years, the EPA promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions. Jurisdictions outside the U.S. are also addressing greenhouse gases by legislation or regulation. In addition, efforts have been made and continue to be made at the international level toward the adoption of international treaties or protocols that would address global greenhouse gas emissions. These requirements to limit greenhouse gas emissions may require us to incur capital investments to upgrade our operations to comply with any future greenhouse gas emissions controls. While the impact of any such legislation, regulation, treaties or protocols is currently speculative, any such legislation, regulation, treaties or protocols, if enacted, may have an adverse effect on our operations or financial condition. Further, some scientific studies on the effect of the emission of greenhouse gases on climate suggest that adverse weather events may become stronger or more frequent in the future in certain of the areas in which we operate, although the scientific studies are not unanimous. Due to their location, some of our operations may be vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems. Our insurance may not cover all associated losses. We are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.

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

We are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Construction of the HSBC plant commenced recently; however, the plant may not be successfully constructed and operated within our expected timeframe or budget or yield expected results. In addition, the project remains subject to numerous known and unknown contingencies, including material governmental approvals and permitting; cost and availability of raw materials, labor and financing; weather and operational delays; and economic, political and other disruptions. If any of these risks materialize, our prospects in Asia and as a result, our ability to meet demand for HSBC products could be materially adversely affected.

In January 2014, a group of local residents in Mailiao, Taiwan, sued the Taiwanese Executive Yuan (the executive branch of the Taiwanese government) to overturn an appeal decision rendered by the Executive Yuan in which it had overturned a prior ruling of the Taiwan Environmental Protection Administration. The Taiwan EPA ruling in question required the inclusion of restrictive conditions relating to FPCC’s entire petrochemical site in Mailiao, Taiwan, which is the site of our joint venture with FPCC, in the environmental permit for the construction of the HSBC plant by our joint venture company. Neither we nor our joint venture is a party to the proceedings, nor do we or our joint venture have any right under Taiwan law to join the proceedings. We have been informed that the court in the proceeding has issued a ruling that could reinstate the restrictive conditions in FPCC’s environmental permit, although as of the date of this filing, we do not have clear guidance on the reasoning for or the extent of the judge’s ruling. The ruling could conflict with the prior appeal decision of the Executive Yuan, and if the ruling is not overturned, it could adversely impact the ability of the joint venture to obtain material operating permits in the future.

Our relationship with our employees could deteriorate, which could adversely affect our operations.

As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. We had 936 full-time employees as of December 31, 2013. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms, and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business and financial condition and results of operations.

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

We sponsor a defined benefit pension plan. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $29.5 million at December 31, 2013. We contributed $6.2 million to the pension plan in 2013. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligation could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.

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

Any Supplemental Pension Benefits a participant may have accrued under the Kraton Polymers U.S. LLC Pension Benefit Restoration Plan also vests immediately on a change of control and any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, certain change of control transactions, including our proposed transaction with LCY, constitute an event of default under our credit facility and require us to repurchase our outstanding senior notes at a price equal to 101% of their principal amount, plus any accrued and unpaid interest. The combination agreement with LCY provides as a condition to closing that we obtain a waiver or an amendment under our credit facility and, in the case of our notes, a consent or alternatively obtain backstop financing to fund the change of control repurchase. We intend to obtain the applicable waivers or obtain alternative financing to satisfy the closing condition, but there can be no assurance that we will be successful in doing so. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources—Known Trends and Uncertainties.”

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

We do not currently pay dividends, and we may not pay dividends to our stockholders for the foreseeable future. The senior secured credit facilities and our senior notes indenture limit our ability to pay cash dividends and may preclude us from paying cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board deems relevant.

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

Belpre, Ohio. Our Belpre site is our largest manufacturing facility, with connections to barge, rail and truck shipping and receiving facilities. The Belpre facility has approximately 192 kilotons of production capacity to which we are entitled. The Belpre facility currently produces USBC, HSBC, and Cariflex products. A portion of the HSBC capacity at Belpre is owned by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre facility and the land on which it is located.

Wesseling, Germany. Our Wesseling manufacturing facility is located on the premises of LyondellBasell. The facility has direct access to major highways and extensive railway connections. Production capacity is approximately 96 kilotons. LyondellBasell owns the land on the premises and leases it to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. We own the SBC manufacturing facility and production equipment in the facility. The Wesseling facility currently produces USBC products. LyondellBasell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. LyondellBasell has the right to approve any expansion of our facility at Wesseling although its consent may only be withheld if an expansion would be detrimental to the site.

Berre, France. Our Berre manufacturing facility is located in southeastern France. The facility has direct access to sea, rail and road transport and has a production capacity of approximately 87 kilotons. The Berre site is leased to us by LyondellBasell, which operates the facility and with which our lease exists under a long-term lease due to expire in 2030, however the lease is terminable by either party upon 18 months’ written notice. As of the date of this filing, no such notice has been given by either party. We own the SBC manufacturing facility and production equipment at Berre. We currently produce USBC and HSBC products there. We have an operating agreement with LyondellBasell for various site services, utilities and facilities under a long-term agreement.

Paulinia, Brazil. Our Paulinia manufacturing facility is located with access to major highways. The facility currently has a production capacity of approximately 29 kilotons of USBC in addition to capacity dedicated to producing Cariflex products. We own the facility and the land at Paulinia. BASF owns the adjacent site and shares title to the facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.

Kashima, Japan. Our Kashima manufacturing facility is owned and operated by a joint venture named Kraton JSR Elastomers K.K., (“KJE”), between us and JSR. The Kashima facility is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber facilities and butadiene and isoprene extraction units. This facility is serviced by rail, barge and truck connections. Production capacity is approximately 31 kilotons of USBC products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement.

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

We received notice in July, 2012 from the tax authorities in Brazil assessing R$ 5.9 million in connection with tax credits that were generated from the purchase of certain goods. The credits were subsequently applied against taxes owed. The tax authorities assert that the goods purchased were not eligible to earn a credit. We have appealed this assessment and contend that the tax credits were earned. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

In January 2014, our Belpre, Ohio facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways. Applicable authorities were notified, and cleanup activities are underway. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.

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

Our common stock has been listed on the New York Stock Exchange (NYSE) under the symbol “KRA” since December 17, 2009. Prior to that date, our equity securities were not listed on any exchange in each period indicated or traded on any public trading market. The following table sets forth the high and low intraday sales prices of our common stock per share, as reported by the NYSE.

	Stock Price Range
	High	Low
2013
Fourth Quarter	$23.98	$18.38
Third Quarter	$22.16	$18.33
Second Quarter	$23.73	$18.82
First Quarter	$28.26	$23.25
2012
Fourth Quarter	$26.69	$19.54
Third Quarter	$27.30	$18.76
Second Quarter	$27.75	$17.61
First Quarter	$31.17	$20.73

We have not previously declared or paid any dividends or distributions on our common stock. As of February 24, 2014, we had approximately 108 shareholders of record of our common stock and approximately 4,998 beneficial owners.

Stock Performance Graph

The following graph reflects the comparative changes in the value from December 17, 2009, the first trading day of our common stock on the NYSE, through December 31, 2013, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders’

(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Kraton Performance Polymers, Inc.	0.37%	128.24%	(34.41)%	18.37%	(4.08)%
S&P SmallCap 600 Index	3.68%	26.31%	1.02%	16.33%	41.31%
Dow Jones U.S. Specialty Chemicals	1.04%	37.19%	(2.82)%	32.23%	22.88%

	Cumulative Value of $100 Investment, through December 31, 2013
Company Name / Index	Base Period 12/17/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Kraton Performance Polymers, Inc.	$100.00	$100.37	$229.09	$150.26	$177.87	$170.61
S&P SmallCap 600 Index	$100.00	$103.68	$130.95	$132.28	$153.88	$217.45
Dow Jones U.S. Specialty Chemicals	$100.00	$101.04	$138.62	$134.70	$178.11	$218.87

Dividends

We have not previously declared or paid any dividends or distributions on our common stock and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. The terms of our senior notes and senior secured credit facilities restrict our ability and the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities. For more information about these restrictions, see Note 6 Long-Term Debt to the consolidated financial statements.

Kraton Polymers LLC—Debt Refinancing

In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility (the “Senior Secured Credit Facilities”). The Senior Secured Credit Facilities replaced the then existing senior secured credit facility and we repaid in full all outstanding amounts payable under the previously existing indebtedness. Borrowings under the Senior Secured Credit Facilities are subject to certain limitations. See Note 6 Long-Term Debt to the consolidated financial statements for further discussion.

Item 6.	Selected Financial Data.

The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated statements of operations data:
Operating revenue:
Sales revenue	$1,292,121	$1,423,122	$1,437,479	$1,228,425	$920,362
Other revenue(1)	0	0	0	0	47,642
Total operating revenue	1,292,121	1,423,122	1,437,479	1,228,425	968,004
Cost of goods sold	1,066,289	1,191,680	1,121,293	927,932	792,472
Gross profit	225,832	231,442	316,186	300,493	175,532
Operating expenses:
Research and development	32,014	31,011	27,996	23,628	21,212
Selling, general and administrative	105,558	98,555	101,606	92,305	79,504
Depreciation and amortization	63,182	64,554	62,735	49,220	66,751
Impairment of long-lived assets	0	5,434	0	0	0
Total operating expenses	200,754	199,554	192,337	165,153	167,467
Gain (loss) on extinguishment of debt	0	0	(2,985)	0	23,831
Earnings of unconsolidated joint venture (2)	530	530	529	487	403
Interest expense, net	30,470	29,303	29,884	23,969	33,956
Income (loss) before income taxes	(4,862)	3,115	91,509	111,858	(1,657)
Income tax expense (benefit)	(3,887)	19,306	584	15,133	(1,367)
Consolidated net income (loss)	(975)	$(16,191)	$90,925	$96,725	$(290)
Net loss attributable to noncontrolling interest	(357)	0	0	0	0
Net income (loss) attributable to Kraton	$(618)	$(16,191)	$90,925	$96,725	$(290)
Earnings (loss) per common share:
Basic	$(0.02)	$(0.50)	$2.85	$3.13	$(0.01)
Diluted	$(0.02)	$(0.50)	$2.81	$3.07	$(0.01)
Weighted average common shares outstanding:
Basic	32,096	31,939	31,786	30,825	19,808
Diluted	32,096	31,939	32,209	31,379	19,808

(1)	Other revenue includes the sale of by-products generated in the production of IR and SIS at Pernis, where we ceased production on December 31, 2009.
(2)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$175,872	$223,166	$88,579	$92,750	$69,291
Total assets	$1,194,797	$1,229,189	$1,153,756	$1,080,723	$974,499
Total debt	$350,989	$448,017	$392,500	$382,675	$384,979

	2013	2012	2011	2010	2009
Other data:
Ratio of earnings to fixed charges	0.80:1.00	1.02:1.00	3.54:1.00	5.07:1.00	0.95:1.00

Our earnings were insufficient to cover our fixed charges by approximately $8.7 million and $1.6 million for the years ended December 31, 2013 and 2009, respectively.

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at estimated current replacement cost (ECRC) and Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA and Adjusted EBITDA at ECRC performance, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Years ended December 31,
	2013	2012	2011
	(in thousands)
EBITDA(1)	$88,790	$96,972	$184,128
Adjusted EBITDA(2)	110,169	113,309	194,327
Adjusted EBITDA at ECRC(3)	140,906	143,842	127,995
Gross Profit at ECRC(3)	256,569	261,975	249,854

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.
Limitations for EBITDA as an analytical tool include the following:
•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest payments, on our debt;
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

Because of these and other limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Our presentation of non-GAAP financial measures and the adjustments made therein should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, and in the future we may incur expenses or charges similar to the adjustments made in the presentation of our non-GAAP financial measures.

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

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Gross profit	$225,832	$231,442	$316,186
Add (deduct):
Spread between FIFO and ECRC	30,737	30,533	(66,332)
Gross profit at ECRC	256,569	261,975	249,854

We reconcile consolidated net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss) attributable to Kraton	$(618)	$(16,191)	$90,925
Net loss attributable to noncontrolling interest	(357)	0	0
Consolidated net income (loss)	(975)	(16,191)	90,925
Add (deduct):
Interest expense, net	30,470	29,303	29,884
Income tax expense (benefit)	(3,887)	19,306	584
Depreciation and amortization expenses	63,182	64,554	62,735
EBITDA	$88,790	$96,972	$184,128
Add (deduct):
Settlement gain(a)	0	(6,819)	0
Property tax dispute(b)	0	6,211	0
Storm related charges(c)	0	2,481	0
Retirement plan settlement(d)	0	1,100	0
Restructuring charges(e)	815	1,359	1,755
Fees related to a proposed business combination(f)	9,164	0	0
Non-cash compensation expense(g)	7,894	6,571	5,459
Impairment of long-lived assets(h)	0	5,434	0
Production downtime related to MACT legislation(i)	3,506	0	0
Loss on extinguishment of debt(j)	0	0	2,985
Adjusted EBITDA	$110,169	$113,309	$194,327
Add (deduct):
Spread between FIFO and ECRC	30,737	30,533	(66,332)
Adjusted EBITDA at ECRC	140,906	143,842	127,995

(a)	Receipt from LyondellBasell in settlement of disputed charges, which is recorded in cost of goods sold.
(b)

Charge associated with resolution of a property tax dispute in France, of which $5.6 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(c)	Storm related charge at our Belpre, Ohio facility, which is recorded in cost of goods sold.
(d)	Retirement plan settlement charge associated with a disbursement from a benefit plan upon the retirement of an employee, which is recorded in selling, general and administrative expenses.
(e)

Severance expenses, fees associated with the public offering of our senior notes and secondary public offering of our common stock and charges associated with the restructuring of our European organization, which are primarily recorded in selling, general and administrative expenses in 2013 and 2011, and primarily in cost of goods sold in 2012.

(f)	Primarily professional fees, related to our proposed combination with the styrenic block copolymer operations of LCY Chemical Corp., which are recorded in selling, general and administrative expenses.
(g)

We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

(h)	Impairment of long-lived assets, of which $3.4 million and $2.0 million were associated with the HSBC facility and other long-term assets, respectively.
(i)

Costs of production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation, which is recorded in cost of goods sold.

(j)	Loss on extinguishment of debt arising from the 2011 refinancing.

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

Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We refer to these complex or specialized polymers or innovations as being more “differentiated.”

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

Product Line Sales Revenue:	2013	2012	2011
USBCs	58.3%	59.1%	59.3%
HSBCs	30.3%	31.2%	31.6%
Cariflex	9.0%	7.4%	6.9%
Compounds	2.3%	2.1%	1.9%
Other	0.1%	0.2%	0.3%

End Use Markets Sales Revenue:	2013	2012	2011
Advanced Materials	26.8%	26.9%	28.0%
Adhesives, Sealants and Coatings	37.0%	35.9%	34.8%
Paving and Roofing	27.1%	29.6%	29.9%
Cariflex	9.0%	7.4%	6.9%
Other	0.1%	0.2%	0.4%

2013 Financial Overview

•	Sales volume was 313.5 kilotons in 2013 compared to 313.4 kilotons in 2012.
•	Sales revenue was $1,292.1 million in 2013 compared to $1,423.1 in 2012.
•	Gross profit was $225.8 million in 2013 compared to $231.4 million in 2012. Gross profit at ECRC was $256.6 million in 2013 compared to $262.0 million in 2012.
•	Adjusted EBITDA was $110.2 million in 2013 compared to $113.3 million in 2012. Adjusted EBITDA at ECRC was $140.9 million in 2013 compared to $143.8 million in 2012.
•

Net loss attributable to Kraton was $(0.6) million or $(0.02) per diluted share in 2013 compared to net loss of $(16.2) million or $(0.50) per diluted share in 2012. Diluted loss per share was impacted by items that are discussed further in Net loss attributable to Kraton.

•	Cash provided by operating activities was $105.5 million in 2013 compared to $146.3 million in 2012.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $609.5 million, $732.9 million and $658.9 million or 57.2%, 61.5% and 58.8% of our total cost of goods sold for the years ended December 31, 2013, 2012 and 2011, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of butadiene and isoprene is impacted by worldwide supply and demand for the monomers, prevailing energy prices and prices for natural and synthetic rubber. The cost of styrene is impacted  by worldwide supply and demand for styrene, benzene and ethylene and prevailing energy prices. In aggregate, average purchase prices decreased for butadiene and isoprene during 2013 compared to 2012, with an increase in average purchase prices for styrene. Average butadiene purchase prices were lower during 2012 compared to 2011. Average isoprene and styrene purchase prices were higher in 2012 compared to 2011, with a more significant increase in isoprene prices.

We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the difference, or spread, between FIFO and ECRC.

•	In 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $30.7 million;
•	In 2012, reported results under FIFO were lower than results would have been on an ECRC basis by $30.5 million;
•	In 2011, reported results under FIFO were higher than results would have been on an ECRC basis by $66.3 million.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

We generated our sales revenue from customers located in the following regions:

Revenue by Geography:	2013	2012	2011
Americas	39.3%	40.0%	41.0%
Europe, Middle East and Africa	38.7%	39.1%	40.0%
Asia Pacific	22.0%	20.9%	19.0%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenue, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to a pre-tax loss of $4.8 million, a pre-tax loss of $6.4 million and a pre-tax income of $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The primary driver for our pre-tax losses in 2013 and 2012 was the change in foreign currency exchange rates between the Japanese Yen and U.S. dollar and the Euro and U.S. dollar, respectively. The primary driver for our pre-tax income in 2011 was the change in foreign currency exchange rates between the Euro and U.S. dollar.

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

Outlook

In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France experienced an operating disruption resulting from a small fire which impacted one of the production lines at this facility. We currently estimate that these outages will result in lost production of approximately five kilotons, primarily in our HSBC product family. The aggregate negative impact of these events on estimated first quarter 2014 EBITDA and diluted earnings per share is currently estimated to be approximately $12.0 million and $0.37 per share, respectively, comprised of incremental expenses incurred to resume normal operations and the impact of under-absorbed fixed production costs. We currently do not expect these events will have a material impact on 2014 results beyond what we currently estimate will be recognized in the first quarter of 2014.

We currently estimate that in 2014 we will incur transaction costs and expenses, primarily related to professional fees, of between $15.0 million ($0.46 per diluted share) and $28.0 million ($0.86 per diluted share) associated with our proposed combination with the SBC business of LCY Chemical Corp.

The negative impact of the operating disruptions at Belpre, Ohio and Berre, France and the transaction costs associated with our proposed combination with the SBC business of LCY will be reflected in our GAAP net income (loss) and earnings (loss) per diluted share in our 2014 results, but will be excluded for purposes of determining Adjusted EBITDA and Adjusted EBITDA at ECRC.

We currently estimate that our results in the first quarter of 2014 will reflect a positive spread between FIFO and ECRC of approximately $3.0 million.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Sales Revenue

Sales revenue amounted to $1,292.1 million on sales volumes of 313.5 kilotons for the year ended December 31, 2013 compared to $1,423.1 million on sales volumes of 313.4 kilotons for the year ended December 31, 2012. The $131.0 million or 9.2% revenue decline (a decline of $121.7 million or 8.6% excluding a $9.3 million negative effect from currency fluctuations) was largely due to a reduction in global product sales prices associated with lower average raw material costs of $110.4 million and a $10.3 million negative effect associated with sales revenue mix.

The following factors influenced sales revenue in our end use markets:

•

Advanced Materials. Sales revenue was $346.3 million for the year ended December 31, 2013 compared to $382.8 million for the year ended December 31, 2012. The $36.5 million or 9.5% revenue decline (a decline of $34.7 million or 9.1% excluding a $1.8 million negative effect from currency fluctuations) was primarily due to lower average selling prices, reflective of lower average raw materials costs, primarily butadiene, as sales volumes were essentially flat. With respect to innovation sales volumes, we experienced growth in personal care applications, partially offset by lower sales volumes in wire and cable applications.

•

Adhesives, Sealants and Coatings. Sales revenue was $477.6 million for the year ended December 31, 2013 compared to $510.8 million for the year ended December 31, 2012. The $33.2 million or 6.5% revenue decline, which includes a slight decline in innovation revenue (a decline of $28.1 million or 5.5% excluding a $5.1 million negative effect from currency fluctuations) was primarily due to lower average selling prices indicative of lower average raw material costs, primarily butadiene and isoprene, as sales volumes were essentially flat.

•

Paving and Roofing. Sales revenue was $350.9 million for the year ended December 31, 2013 compared to $421.4 million for the year ended December 31, 2012. The $70.5 million or 16.7% revenue decline (a decline of $72.8 million or 17.3% excluding a $2.3 million positive effect from currency fluctuations) was primarily due to lower average selling prices indicative of lower average raw material costs, primarily butadiene. In addition, although first half 2013 sales volumes were down 15.1% compared to the first half of 2012, primarily due to the effect of poor weather conditions in North America and Europe, second half 2013 sales volumes were up 14.7% due to improved demand compared to the second half of 2012. As a result, overall sales volumes decreased 1.0% year on year. Innovation sales volumes grew on improved demand for roofing applications and growth in our HiMA paving applications.

•

CariflexTM. Sales revenue was $116.0 million for the year ended December 31, 2013 compared to $105.9 million for the year ended December 31, 2012. The $10.1 million or 9.5% revenue increase (an increase of $14.8 million or 14.0% excluding a $4.7 million negative effect from currency fluctuations) reflects a 13.5% increase in sales volumes, mainly in the surgical glove market and other medical and innovation applications.

•	Other sales revenue decreased $1.0 million to $1.2 million for the year ended December 31, 2013.

Cost of Goods Sold

Cost of goods sold was $1,066.3 million for the year ended December 31, 2013 compared to $1,191.7 million for the year ended December 31, 2012. The $125.4 million or 10.5% decrease was driven largely by an $119.6 million reduction in raw material costs, a $5.4 million reduction due to changes in foreign currency exchange rates, a $4.6 million reduction due to sales mix, and the absence of net charges amounting to $2.3 million recorded in 2012, which related to a property tax dispute in France, storm-related charges, restructuring and other charges and the LBI settlement. Partially offsetting these decreases in cost of goods sold were increased costs from the production downtime related to the MACT legislation of $3.5 million, increased turnaround costs of $2.5 million, and other increases in cost of goods sold.

Gross Profit

Gross profit was $225.8 million for the year ended December 31, 2013 compared to $231.4 million for the year ended December 31, 2012, a decrease of $5.6 million or 2.4%. Gross profit as a percentage of sales revenue was 17.5% and 16.3% for the years ended December 31, 2013 and 2012, respectively. Gross profit at ECRC was $256.6 million for the year ended December 31, 2013 compared to $262.0 million for the year ended December 31, 2012, a decrease of $5.4 million or 2.1%, largely due to the factors discussed in “Sales Revenue” and “Cost of Goods Sold.”

Operating Expenses

•

Research and Development. Research and development expenses were $32.0 million for the year ended December 31, 2013 compared to $31.0 million for the year ended December 31, 2012, an increase of $1.0 million or 3.2% primarily due to an increase in employee related costs partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.5% and 2.2% of sales revenue for the years ended December 31, 2013 and 2012, respectively.

•

Selling, General and Administrative. Selling, general and administrative expenses were $105.6 million for the year ended December 31, 2013 compared to $98.6 million for the year ended December 31, 2012, an increase of $7.0 million or 7.1%. The increase was primarily due to $9.2 million of professional fees related to the proposed combination with the SBC Business of LCY, a $1.1 million increase in costs associated with the joint venture with FPCC and a $1.0 million increase in other professional fees, partially offset by a $1.0 million decrease in employee related costs, lower legal expenses of $1.1 million, and the absence of a 2012 retirement plan settlement charge of $1.1 million and a $0.6 million charge associated with the resolution of a property tax dispute in France during 2012. Selling, general and administrative expenses were 8.2% and 6.9% of sales revenue for the years ended December 31, 2013 and 2012, respectively.

•

Depreciation and Amortization. Depreciation and amortization was $63.2 million for the year ended December 31, 2013 compared to $64.6 million for the year ended December 31, 2012, a decrease of $1.4 million or 2.1%.

•

Impairment of long-lived assets. We did not incur any impairment charges of long-lived assets for the year ended December 31, 2013 compared to a $5.4 million charge for the year ended December 31, 2012.

Interest expense, net

Interest expense, net was $30.5 million for the year ended December 31, 2013 compared to $29.3 million for the year ended December 31, 2012, an increase of $1.2 million or 4.0%. The reduction in interest expense associated with lower outstanding indebtedness was more than offset by charges aggregating $5.8 million incurred in connection with our 2013 refinancing.

Income tax expense (benefit)

Our income tax provision was a $3.9 million benefit and a $19.3 million expense for the years ended December 31, 2013 and 2012, respectively. Our effective tax rate was 79.9% and 619.8% for the years ended December 31, 2013 and 2012, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and December 31, 2012, a valuation allowance of $90.0 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. For the year ended December 31, 2013, we have recorded changes in the valuation allowance for deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in certain jurisdictions, primarily in the United States. We decreased our valuation allowance by $0.4 million in 2013, which includes a $0.5 million decrease due to changes in other comprehensive income, partially offset by a $0.1 million increase to the income tax provision. The $0.1 million is comprised of $10.2 million of current year operating losses, offset by $10.1 million of income tax benefit related to the tax effect of unrealized pension gains. We increased our valuation allowance by $36.2 million in 2012, of which $30.7 million was included in the income tax provision and $5.5 million represents changes in equity. The $30.7 million increase in the valuation allowance is comprised of $13.5 million related to the reversal of the benefit recorded for prior year’s net operating losses and $17.2 million related to current year operating losses. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance, our effective tax rates would have been an 81.4% and 366.1% benefit for the years ended December 31, 2013 and 2012, respectively.

Net loss attributable to Kraton

Net loss attributable to Kraton was $(0.6) million or $(0.02) per diluted share for the year ended December 31, 2013, an increase in net income of $15.6 million, compared to a net loss of $(16.2) million or $(0.50) per diluted share for the year ended December 31, 2012.

Net loss for the year ended December 31, 2013 included the following:

•	Restructuring charges of $0.7 million or $0.02 per diluted share
•	Fees related to the proposed combination with the SBC Business of LCY of $9.2 million or $0.28 per diluted share
•	Charges associated with the credit facility refinancing of $5.8 million or $0.18 per diluted share
•	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share

•	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets of $10.1 million or $0.31 benefit per diluted share
•	Negative spread between FIFO and ECRC of $30.7 million or $0.96 per diluted share

Net loss for the year ended December 31, 2012 included the following:

•	Receipt from LyondellBasell in settlement of disputed charges of $6.9 million or $0.22 benefit per diluted share
•	Property tax dispute settlement charge of $6.2 million or $0.20 per diluted share
•	Restructuring and other charges of $1.2 million or $0.03 per diluted share
•	Retirement plan settlement charge of $1.1 million or $0.03 per diluted share
•	Storm related charges of $2.5 million or $0.08 per diluted share
•	Impairment of long-lived assets of $5.4 million or $0.17 per diluted share
•	Income tax expense related to a portion of the change in our valuation allowance for deferred tax assets of $13.5 million or $0.42 per diluted share
•	Negative spread between FIFO and ECRC of $30.5 million or $0.95 per diluted share

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

Net income (loss) attributable to Kraton

Net loss was $16.2 million or $0.50 per diluted share for the year ended December 31, 2012, a decrease of $107.1 million compared to net income of $90.9 million or $2.81 per diluted share for the year ended December 31, 2011. Net loss for the year ended December 31, 2012 included charges of approximately $16.4 million, net of tax, associated with a property tax dispute in France, impairment related charges, storm related charges, restructuring and related charges, a retirement plan settlement charge and costs associated with our March 2012 offering, partially offset by $6.9 million, net of tax, associated with the receipt from LyondellBasell in settlement of disputed charges. These items, net of tax, increased our diluted loss per share by $0.30 for the year ended December 31, 2012. Net income for the year ended December 31, 2011 included charges of approximately $9.8 million, net of tax, or $0.31 per diluted share associated with restructuring and related charges, costs associated with debt refinancing, costs associated with a secondary public offering of our common stock and charges associated with evaluating acquisition transactions. The impact of the change in our deferred tax asset valuation allowance increased our diluted loss per share by $0.95, of which $0.42 relates to the reversal of the benefit recorded for prior year’s net operating losses and $0.53 relates to the current year operating losses for the year ended December 31, 2012, and increased our diluted earnings per share by $0.54 for the year ended December 31, 2011.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are described in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made, and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our consolidated financial statements.

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

Asset Retirement Obligations (“ARO”). Our ARO consists of estimated costs of dismantlement, removal, site reclamation and similar activities associated with our facilities. We recognize the fair value of a liability for an ARO in the period in which we have an existing legal obligation associated with the retirement of our facilities and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that we make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize changes in the liability resulting from the accretion of the liability to its non-discounted amount and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. See Note 11 Commitments and Contingencies (subsection (c)) to the consolidated financial statements.

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

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

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

Benefit Plan Valuations. We sponsor a noncontributory defined benefit pension plan (“Pension Plan”), a non-qualified defined benefit pension plan, and an additional post-retirement benefit plan (“Retiree Medical Plan”). We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.

The discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available with maturities consistent with the projected benefit payout period. The expected long-term rate of return on assets is derived from a review of anticipated future long-term performance of individual asset classes and consideration of an appropriate asset allocation strategy, given the anticipated requirements of the Pension Plan, to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. We also consider recent fund performance and historical returns in establishing the expected rate of return.

Movements in the capital markets impact the market value of the investment assets used to fund our Pension Plan. Future changes in plan asset returns, assumed discount rates and various other factors related to our pension and post-retirement plans will impact future pension expenses and liabilities.

The estimated effect of alternate assumptions on the 2014 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and, in the case of our Retiree Medical Plan, health care cost increases.

The measurement date of the Pension Plan’s assets and obligations was December 31, 2013. We applied a 5.02% discount rate, assumed an 8.5% long term expected rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2013 was approximately 57.6%, up from approximately 55.3% as of December 31, 2012, and the percentage of debt securities as of December 31, 2013 was approximately 33.8%, down from approximately 36.5% as of December 31, 2012. The plan’s strategic target asset allocation as of December 31, 2013 was 50% equity, 30% debt and 20% other, with the “other” component consisting of a global market fund, a real estate fund, and a commodity fund, among others. We have assumed that the funds in the “other” category together would behave similarly to debt and therefore included the 20% “other” as bonds in our assessment.

We estimated a range of returns on the plan assets using a historical stochastic simulation model that determines the compound average annual return (assuming these asset classes—stocks, bonds and cash) over a 20-year historical period (the approximate duration of our liabilities under the Pension Plan). The distribution of results from these simulations provides the “best estimate range” of the expected results (the 25th to 75th percentile).

Based on the plan’s current target asset allocation, the “best estimate range” for asset returns (before non-investment expenses) was 6.3% to 10.7%. The asset return assumption set for determining the 2014 FASB ASC 715 expense was 8.5%, after non-investment expenses paid by the Trust. Non-investment expenses have ranged from 0.4% to 0.6% over the last 3 years. Using the high-end of this range, the 8.5% return after non-investment expenses assumption is equivalent to a gross assumption of 9.1% (8.5% + 0.6%). A 9.1% rate falls within the “best estimate range”, between the 50th and 75th percentile.

For the Pension Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $2.1 million in our estimated Pension Plan expense for 2014. A 100 basis point decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $0.9 million and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $0.9 million in expenses for 2014, in each case holding all other assumptions and factors constant.

For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.3 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2014, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 12 Employee Benefits to the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand and available borrowings under our credit facility are our principal sources of liquidity.

In March 2013, we entered into an asset-based revolving credit facility consisting of a U.S. senior secured revolving credit facility of $150.0 million and a Dutch senior secured revolving credit facility of $100.0 million (the “Senior Secured Credit Facilities”), to replace our then-existing senior secured credit facility, and repaid in full all outstanding amounts payable under the previously existing facility. The Senior Secured Credit Facilities are secured by receivables and inventory, and borrowing availability under the facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The Senior Secured Credit Facilities terminate on March 27, 2018; however we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain certain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. Consummation of our pending transaction with LCY would constitute a change of control, and therefore an event of default, under the Senior Secured Credit Facilities. Under the combination agreement with LCY, it is a condition to the parties’ obligations to close the transaction that we obtain an amendment or waiver to the Senior Secured Credit Facilities providing that the transactions with LCY will not constitute a change of control thereunder. We intend to seek an amendment or waiver to satisfy the closing condition.

The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. If we are unable to satisfy this covenant or other provisions of the Senior Secured Credit Facilities at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, including the request we plan to make in connection with our pending transaction with LCY, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness. In the case of our pending transaction with LCY, failure to obtain the specified consent or waiver from the lenders would result in a failure of a closing condition under the combination agreement. At December 31, 2013, we were in compliance with the covenants under the Senior Secured Credit Facilities.

Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our expected financial obligations, planned capital expenditures and anticipated liquidity requirements, including working capital requirements, our investment in the joint venture with FPCC, debt payments, interest payments, benefit plan contributions and income tax obligations. However, these cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital. Additionally, our combination agreement with LCY contains restrictions on our incurrence of indebtedness, subject to specified exceptions that include borrowings under the Senior Secured Credit Facilities in the ordinary course.  If we needed borrowings in excess of $10.0 million above what is available to us under the Senior Secured Credit Facilities and LCY did not provide its consent, our ability to fund our financial obligations may be adversely affected.

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At December 31, 2013, we had $175.9 million of cash and cash equivalents, which includes $66.8 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of December 31, 2013, our available borrowing capacity was $186.9 million of which $0 million was drawn and as of the date of this filing, our available borrowing capacity was $192.1 million, of which $0 million was drawn. Excluding the $66.8 million of KFPC cash, our liquidity at December 31, 2013 amounted to $296.0 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities, see “—Senior Secured Credit Facilities” in Note 6 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.

We made contributions of $6.2 million to our pension plan for the year ended December 31, 2013 and $8.0 million for the year ended December 31, 2012. We expect our total pension plan contributions for the year ended December 31, 2014 to be $7.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2014, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2015 and beyond.

As of December 31, 2013, we had $163.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $5.4 million at December 31, 2013. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” for further discussion.

Operating Cash Flows and Liquidity

Net cash provided by operating activities totaled $105.5 million for the year ended December 31, 2013 and $146.3 million for the year ended December 31, 2012. This represents a net decrease of $40.9 million, which was primarily driven by changes in working capital. The net change in working capital was a source of cash of $43.8 million in 2013 compared to a source of cash of $72.9 million in 2012; a period-over-period decline in cash flows of $29.1 million. The period-over-period changes are as follows:

•

$42.4 million decrease in cash flows associated with inventories of products, materials and supplies, largely due to changes in the quantity of raw material and finished goods inventories and to a lesser extent the costs of raw materials and finished goods inventories;

•

$17.8 million decrease in cash flows associated with accounts receivable reflecting changes in timing of cash receipts and sales volumes, partially offset by decreases in revenue per ton; partially offset by

•	$6.3 million increase in cash flows associated with trade accounts payable primarily due to the timing of payments partially offset by a decrease in the cost of raw materials; and
•	$24.9 million net increase in cash flows due to the timing of payments of other items, including related party transactions, taxes, and pension costs.

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

Investing Cash Flows

Net cash used in investing activities totaled $88.7 million for the year ended December 31, 2013 and $69.9 million for the year ended December 31, 2012. Capital projects in 2013 included the following:

•	$25.3 million to support our innovation platform, which includes $17.9 million related to the semi-works facility;
•	$32.1 million related to projects to optimize the production capabilities of our manufacturing assets, which includes $13.6 million to comply with the MACT rule; and
•	$18.9 million related to health, safety and environmental, including infrastructure and maintenance projects.

Net cash used in investing activities totaled $69.9 million for the year ended December 31, 2012 and $64.4 million for the year ended December 31, 2011. Capital projects in 2012 included the following:

•	$22.3 million to support our innovation platform, which includes $20.2 million related to the semi-works facility;
•	$23.8 million related to projects to optimize the production capabilities of our manufacturing assets; and
•	$18.1 million related to health, safety and environmental, including infrastructure and maintenance projects.

Expected Capital Expenditures. We currently expect 2014 capital expenditures, excluding funding for the joint venture with FPCC, will be approximately $75.0 million to $80.0 million. Included in this estimate is approximately $28.1 million to comply with the MACT rule, of which $4.1 million will be financed with a capital lease, and approximately $16.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2014 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.

In addition, we anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We currently estimate that the joint venture’s 2014 capital expenditures will be approximately $110.0 million to $120.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we estimate our share of the funding for the joint venture will be approximately $50.0 million of which $41.6 million has been funded during the year ended December 31, 2013.

Financing Cash Flows and Liquidity

Our consolidated capital structure as of December 31, 2013 was approximately 56.7% equity, 38.8% debt and 4.5% noncontrolling interest compared to approximately 52.4% equity and 47.6% debt as of December 31, 2012.

Net cash used in financing activities totaled $62.2 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $53.4 million for the year ended December 31, 2012, representing a period-over-period decline in cash from financing activities of $115.6 million. In 2013, we repaid the $96.9 million remaining principal amount of term loans and received $41.6 million from FPCC, which represents their portion of the equity investment in the joint venture. In 2012, we increased the amount outstanding under the 6.75% Senior Notes by $100.0 million and made a $40.0 million voluntary prepayment on the term loan portion of the senior secured credit facility.

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

Consummation of our pending transaction with LCY would constitute a change of control under the indenture governing our 6.75% senior notes, which would require us to offer to repurchase all outstanding notes at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest. Under the combination agreement with LCY, it is a condition to the parties’ obligations to close the transaction that we (a) obtain a consent from noteholders under the indenture providing that the transactions with LCY will not constitute a change of control thereunder or (b) put into place arrangements with debt financing sources to provide financing for the change of control repurchase offer. We intend to obtain such a consent or put into place such a financing arrangement to satisfy the closing condition.  The terms or cost to obtain such consent or put into place such financing may be unfavorable, and we may not be successful in obtaining such a consent or putting into place such an arrangement, which would result in a failure of the closing condition under our combination agreement with LCY.  At December 31, 2013, we were in compliance with the covenants under the indenture governing our 6.75% senior notes.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2013, 2012 or 2011.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements as of December 31, 2013, other than operating leases.

Contractual Obligations

Our principal outstanding contractual obligations relate to the senior notes and related interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations as of December 31, 2013 for the periods indicated.

	Payments Due by Period
Dollars in Millions	Total	2014	2015	2016	2017	2018	2019 and after
Long-term debt obligations	$350.0	0	0	0	0	0	350.0
Estimated interest payments on debt	122.1	23.7	23.7	23.6	23.6	23.6	3.9
Operating lease obligations	44.1	9.7	8.5	5.7	5.1	4.7	10.4
Capital lease obligation	1.6	1.6	0	0	0	0	0
Purchase obligations(1)	4,406.2	344.4	286.7	170.3	169.6	211.9	3,223.3
Estimated Pension obligations(2)	34.3	4.9	3.6	5.4	3.7	2.6	14.1
Total contractual cash obligations	$4,958.3	$384.3	$322.5	$205.0	$202.0	$242.8	$3,601.7

(1)

Included in the above table are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

(2)	This represents our future pension contributions utilizing the following assumptions:
•	The plan was “frozen” at December 31, 2013;
•

All assets at December 31, 2013 were moved into a portfolio of high quality bonds whose cash flow matches the expected cash flow of the “frozen” plan. The yield on the portfolio of bonds as of December 31, 2013 is equal to the estimated PPA effective rate at January 1, 2014. Assets were assumed to remain in such portfolio until all obligations of the plan were paid out;

•	An estimated PPA effective rate as of January 1, 2014 of 4.51%.;
•	All contributions are made at the latest date allowable by law; and
•	All other assumptions as used in the 2013 funding actuarial valuation of the plan are met.

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

We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of December 31, 2013 consist of a series of non-deliverable forward contracts, forward contracts, and foreign currency option contracts.

Interest rate risk. We were exposed to interest rate risk as a result of our previously outstanding variable rate debt under our senior secured credit agreement which we refinanced in March 2013 and repaid all our outstanding indebtedness. Associated with the refinancing we terminated and settled the existing interest rate swap agreement that was in place to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt.

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

Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2013, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency option and forward contracts were $44.9 million at December 31, 2013 and $48.5 million at December 31, 2012. The notional amounts of our option and forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.

In addition, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in various foreign subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate and the New Taiwan Dollar/Euro exchange rate. These contracts qualified for hedge accounting in accordance with ASC 815-35 “Net Investment Hedges” and typically settled weekly or monthly and all were settled at December 31, 2013. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for further discussion.

We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of all our foreign currency positions relative to the U.S. dollar as of December 31, 2013 would result in a $0.8 million pre-tax loss for our net monetary assets denominated in currencies other than the U.S. dollar.

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

Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. Based on pricing as of December 31, 2013, a hypothetical 10.0% change in the market price for these raw materials would change our 2014 cost of goods sold by $39.3 million.

Item 8.	Financial Statements and Supplementary Data.

The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2013, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2014 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

The following financial statements are included in Item 8:

Kraton Performance Polymers, Inc.

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2013 and 2012
(iii)	Consolidated Statements of Operations—years ended December 31, 2013, 2012 and 2011
(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2013, 2012 and 2011
(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2013, 2012 and 2011
(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2013, 2012 and 2011
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

Date: February 27, 2014

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ STEPHEN E. TREMBLAY	Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen E. Tremblay

/S/ JASON P. CLARK	Chief Accounting Officer (Principal Accounting Officer)
Jason P. Clark

/S/ RICHARD C. BROWN*	Director
Richard C. Brown

/S/ ANNA C. CATALANO*	Director
Anna C. Catalano

/S/ STEVEN J. DEMETRIOU*	Director
Steven J. Demetriou

/S/ DOMINIQUE FOURNIER*	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III*	Director
John J. Gallagher

/S/ BARRY J. GOLDSTEIN*	Director
Barry J. Goldstein

/S/ FRANCIS S. KALMAN*	Director
Francis S. Kalman

/S/ DAN F. SMITH*	Director
Dan F. Smith

/S/ KAREN A. TWITCHELL*	Director
Karen A. Twitchell

*By:	/S/ STEPHEN E. TREMBLAY
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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon criteria set forth in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kraton Performance Polymers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kraton Performance Polymers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of Kraton Performance Polymers, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 27, 2014

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$175,872	$223,166
Receivables, net of allowances of $315 and $401	129,356	124,635
Inventories of products	328,772	340,323
Inventories of materials and supplies	10,947	10,331
Deferred income taxes	7,596	7,869
Other current assets	20,665	28,363
Total current assets	673,208	734,687
Property, plant and equipment, less accumulated depreciation of $353,428 and $311,779	414,257	381,205
Intangible assets, less accumulated amortization of $78,784 and $68,531	57,488	63,393
Investment in unconsolidated joint venture	14,074	13,582
Debt issuance costs	9,213	10,846
Deferred income taxes	1,326	79
Other long-term assets	25,231	25,397
Total assets	$1,194,797	$1,229,189
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$0	$15,074
Accounts payable-trade	115,736	99,167
Other payables and accruals	54,539	50,978
Deferred income taxes	182	513
Due to related party	24,603	16,080
Total current liabilities	195,060	181,812
Long-term debt, net of current portion	350,989	432,943
Deferred income taxes	18,359	22,273
Other long-term liabilities	75,991	99,946
Total liabilities	640,399	736,974
Commitments and contingencies (note 11)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 500,000 shares authorized; 32,547 shares issued and outstanding at December 31, 2013; 32,277 shares issued and outstanding at December 31, 2012	325	323
Additional paid in capital	363,590	354,957
Retained earnings	170,827	171,445
Accumulated other comprehensive loss	(21,252)	(34,510)
Total Kraton stockholders’ equity	513,490	492,215
Noncontrolling interest	40,908	0
Total equity	554,398	492,215
Total liabilities and equity	$1,194,797	$1,229,189

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

Sales revenue	$1,292,121	$1,423,122	$1,437,479
Cost of goods sold	1,066,289	1,191,680	1,121,293
Gross profit	225,832	231,442	316,186
Operating expenses:
Research and development	32,014	31,011	27,996
Selling, general and administrative	105,558	98,555	101,606
Depreciation and amortization	63,182	64,554	62,735
Impairment of long-lived assets	0	5,434	0
Total operating expenses	200,754	199,554	192,337
Loss on extinguishment of debt	0	0	(2,985)
Earnings of unconsolidated joint venture	530	530	529
Interest expense, net	30,470	29,303	29,884
Income (loss) before income taxes	(4,862)	3,115	91,509
Income tax expense (benefit)	(3,887)	19,306	584
Consolidated net income (loss)	(975)	(16,191)	90,925
Net loss attributable to noncontrolling interest	(357)	0	0
Net income (loss) attributable to Kraton	$(618)	$(16,191)	$90,925
Earnings (loss) per common share:
Basic	$(0.02)	$(0.50)	$2.85
Diluted	$(0.02)	$(0.50)	$2.81
Weighted average common shares outstanding:
Basic	32,096	31,939	31,786
Diluted	32,096	31,939	32,209

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years ended December 31,
	2013	2012	2011
Net income (loss) attributable to Kraton	$(618)	$(16,191)	$90,925
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(4,198)	(2,594)	(20,851)
Reclassification of loss on interest rate swap, net of tax of $0	837	0	1,073
Unrealized loss on interest rate swaps, net of tax of $0	0	(28)	(809)
Unrealized loss on net investment hedge, net of tax of $0	(490)	(2,335)	0
(Increase) decrease in benefit plans liability, net of tax of $10,065, $0, and $0	17,109	(11,935)	(17,926)
Other comprehensive income (loss), net of tax	13,258	(16,892)	(38,513)
Comprehensive income (loss) attributable to Kraton	12,640	(33,083)	52,412
Comprehensive loss attributable to noncontrolling interest	(722)	0	0
Consolidated comprehensive income (loss)	$11,918	$(33,083)	$52,412

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	$314	$334,457	$96,711	$20,895	$452,377	$0	$452,377
Net income	0	0	90,925	0	90,925	0	90,925
Other comprehensive loss	0	0	0	(38,513)	(38,513)	0	(38,513)
Exercise of stock options	7	7,539	0	0	7,546	0	7,546
Non-cash compensation related to equity awards	0	5,459	0	0	5,459	0	5,459
Balance at December 31, 2011	$321	$347,455	$187,636	$(17,618)	$517,794	$0	$517,794
Net loss	0	0	(16,191)	0	(16,191)	0	(16,191)
Other comprehensive loss	0	0	0	(16,892)	(16,892)	0	(16,892)
Exercise of stock options	2	931	0	0	933	0	933
Non-cash compensation related to equity awards	0	6,571	0	0	6,571	0	6,571
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$0	$492,215
Net loss	0	0	(618)	0	(618)	(357)	(975)
Other comprehensive income (loss)	0	0	0	13,258	13,258	(365)	12,893
Consolidation of variable interest entity	0	0	0	0	0	41,630	41,630
Exercise of stock options	2	739	0	0	741	0	741
Non-cash compensation related to equity awards	0	7,894	0	0	7,894	0	7,894
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(975)	$(16,191)	$90,925
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,182	64,554	62,735
Amortization of debt premium	(153)	(108)	0
Amortization of debt issuance costs	7,389	2,986	6,722
(Gain) loss on property, plant and equipment	(52)	415	90
Impairment of long-lived assets	0	5,434	0
Loss on extinguishment of debt	0	0	2,985
Earnings from unconsolidated joint venture, net of dividends received	(108)	(130)	(14)
Deferred income tax expense (benefit)	(15,546)	9,948	(10,461)
Share-based compensation	7,894	6,571	5,459
Decrease (increase) in:
Accounts receivable	(1,158)	16,646	(7,704)
Inventories of products, materials and supplies	11,246	53,615	(74,965)
Other assets	179	(1,695)	7,841
Increase (decrease) in:
Accounts payable-trade	14,944	8,680	3,418
Other payables and accruals	934	(6,481)	(12,025)
Other long-term liabilities	3,384	(1,534)	(4,120)
Due to related party	14,296	3,623	(6,111)
Net cash provided by operating activities	105,456	146,333	64,775
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(81,080)	(65,006)	(60,311)
Purchase of software and other intangibles	(5,125)	(4,603)	(4,129)
Settlement of net investment hedge	(2,490)	(335)	0
Net cash used in investing activities	(88,695)	(69,944)	(64,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	40,000	101,250	400,000
Repayments of debt	(136,875)	(45,626)	(393,160)
Capital lease payments	(2,950)	0	0
Contribution from noncontrolling interest	41,630	0	0
Proceeds from the exercise of stock options	741	933	8,271
Proceeds from insurance note payable	0	0	4,734
Repayments of insurance note payable	0	0	(4,734)
Debt issuance costs	(4,794)	(3,156)	(15,231)
Net cash provided by (used in) financing activities	(62,248)	53,401	(120)
Effect of exchange rate differences on cash	(1,807)	4,797	(4,386)
Net increase (decrease) in cash and cash equivalents	(47,294)	134,587	(4,171)
Cash and cash equivalents, beginning of period	223,166	88,579	92,750
Cash and cash equivalents, end of period	$175,872	$223,166	$88,579
Supplemental disclosures
Cash paid during the period for income taxes, net of refunds received	$8,885	$14,241	$6,817
Cash paid during the period for interest, net of capitalized interest	$23,543	$24,402	$22,829
Capitalized interest	$4,180	$2,648	$2,259
Supplemental non-cash disclosures
Capital accruals	$8,757	$7,512	$7,832
Capital lease liability	$1,565	$950	$0

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies

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

Significant items subject to such estimates and assumptions include

•	the useful lives of fixed assets;
•	allowances for doubtful accounts and sales returns;
•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and
•	liabilities for employee benefit obligations, asset retirement obligations, income tax uncertainties and other contingencies.

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

We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, and the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or we remove the designation of the cash flow hedge.

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

Intangible Assets. We have intangible assets related to technology, tradenames/trademarks, customer relationships and software as detailed in Note 4 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Intangible assets are amortized on the straight-line method over the estimated useful lives of the assets. The estimated useful life of technology, tradenames/trademarks and customer relationships is 15 years, while the estimated useful life of software is 10 years.

Pension and Other Postretirement Plans. We sponsor a noncontributory defined benefit pension plan, a non-qualified defined benefit pension plan, and an additional post-retirement benefit plan. We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.

Investment in Unconsolidated Joint Venture. Our 50% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.

We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs are recorded in interest expense.

Contingencies . We are routinely involved in litigation, claims and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements.

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

Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (for employees only), non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards (including performance-based awards) as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.

Leases. Our leases entered into as of December 31, 2013 are classified as either operating or capital leases. A lease is deemed a capital lease when one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term, (2) the lease contains a bargain purchase option, (3) the lease term is 75% or more of the asset’s useful life, or (4) the net present value of minimum lease payments is equal to 90% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the lease payment schedule, and is offset by an asset purchased pursuant to the lease and depreciated in accordance with the our depreciation policy. Generally, operating lease payments are paid on a straight-line basis. For those leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $7.9 million, $6.6 million and $5.5 million, net of tax effects of $0.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses. At December 31, 2013, there was approximately $3.5 million of unrecognized compensation expense related to non-vested option awards to be recognized over a weighted-average period of 1.38 years, and $4.4 million of unrecognized compensation expense related to awards of restricted stock, restricted share units and performance share units expected to be recognized over a weighted-average period of 1.87 years.

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) and on May 25, 2011, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (to employees only), non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards (including performance-based awards) as our board determines from time to time.

Under this plan, there are a total of 4,350,000 shares of common stock reserved for issuance. As of December 31, 2013 and 2012 there were 2,304,949 and 2,730,598 shares of common stock available for issuance, respectively.

Stock Option Activity

Option activities for the year ended December 31, 2013 are as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	1,536	$23.23
Granted	131	23.84
Exercised	53	14.01
Forfeited	16	22.75
Expired	3	36.93
Outstanding at December 31, 2013.	1,595	23.56
Exercisable at December 31, 2013	922	$22.14

We granted 131,321; 348,502; and 432,155 options to our employees during the years ended December 31, 2013, 2012 and 2011, respectively. These options have a ten year term and vest in equal installments over three years. The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 were $12.30, $13.23 and $17.15, respectively. There were 52,971; 65,352; and 555,619 options exercised during the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of the options exercised was $0.5 million, $0.7 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes additional information regarding the outstanding and exercisable options at December 31, 2013.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(in thousands)		(in thousands)	(in years)
Outstanding options	1,595	$23.56	$6,283	6.55
Exercisable options	922	$22.14	$4,885	5.77

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2013.

Weighted-Average Assumptions for Option Pricing

	2013	2012	2011
Risk-free interest rate	1.01%	1.11%	2.46%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	55.0%	54.0%	47.0%
Expected term	6.0 years	6.0 years	6.0 years

Since our equity interests were privately held prior to our initial public offering we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity.

Restricted stock awards, Restricted share units and Performance share units

We may grant to certain employees time-vested restricted stock awards and time-vested restricted share units. In addition, we may grant performance share units, which vest after the achievement of performance criteria established at grant. Holders of restricted share units and performance share units do not have any beneficial ownership in the common stock underlying the restricted share units or performance share units, and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted share units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death / disability of the participant. The performance share units vest at the end of a three-year period assuming continued employment and assuming our company’s achievement of the performance measures established by our Compensation Committee when the performance share units were initially granted. When performance share units vest, a number of shares of common stock equal to 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We awarded 203,027 and 116,982 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2013 and 2012, respectively. We issued 26,424 and 19,394 shares of restricted stock to members of the board of directors during the years ended December 31, 2013 and 2012, respectively, which vested on the grant date. We granted 28,976 restricted share units and 67,585 performance share units to our employees during the year ended December 31, 2013.

The following table represents the non-vested restricted stock awards, restricted share units and performance share units granted, vested and forfeited during 2013.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Non-vested shares at December 31, 2012	248	$29.88
Granted	326	23.78
Vested	49	19.09
Forfeited	12	28.75
Non-vested shares at December 31, 2013	513	$27.05

The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $1.2 million, and $0.8 million, respectively.

4. Detail of Certain Balance Sheet Accounts

	December 31,
	2013	2012
	(in thousands)
Inventories of products:
Finished products	$246,758	$260,510
Work in progress	5,384	6,759
Raw materials	76,630	73,054
Total inventories of products	$328,772	$340,323
Property, plant and equipment:
Land	$11,191	$11,326
Buildings	47,340	47,072
Plant and equipment	650,034	569,369
Construction in progress(1)	59,120	65,217
Property, plant and equipment	767,685	692,984
Less accumulated depreciation	353,428	311,779
Property, plant and equipment, net of accumulated depreciation	$414,257	$381,205
Intangible assets:
Technology	$44,202	$44,726
Customer relationships	35,145	35,145
Tradenames/trademarks	24,445	23,149
Software	32,480	28,904
Intangible assets	136,272	131,924
Less accumulated amortization:
Technology	$29,870	$26,897
Customer relationships	23,470	21,134
Tradenames/trademarks	15,488	13,942
Software	9,956	6,558
Total accumulated amortization	78,784	68,531
Intangible assets, net of accumulated amortization	$57,488	$63,393

(1)	Construction in progress includes $4.5 million and $1.0 million of assets financed with short term capital leases as of December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
	(in thousands)
Other payables and accruals:
Employee related	$16,066	$13,423
Other(1)	38,473	37,555
Total other payables and accruals	$54,539	$50,978
Other long-term liabilities:
Pension and other postretirement benefits	$57,924	$84,005
Other	18,067	15,941
Total other long-term liabilities	$75,991	$99,946
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$22,758	$26,956
Net unrealized loss on interest rate swaps	0	(837)
Net unrealized loss on net investment hedge	(1,926)	(1,436)
Benefit plans liability	(42,084)	(59,193)
Total accumulated other comprehensive loss	$(21,252)	$(34,510)

(1)	Included in other payables and accruals is $1.0 million due under a short term capital lease as of December 31, 2012.

Aggregate depreciation expense for property, plant and equipment was approximately $52.4 million, $54.6 million and $54.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Aggregate amortization expense for intangible assets was approximately $10.3 million, $10.0 million and $8.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(in thousands)
2014	$10,816
2015	$10,663
2016	$9,869
2017	$9,474
2018	$9,338

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Restricted stock awards outstanding totaled 416,662, 248,097 and 199,615 at December 31, 2013, 2012 and 2011, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 392,329, 286,879 and 171,101 for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted share units of 58,467, 29,491 and 29,491 were outstanding at December 31, 2013, 2012 and 2011, respectively, including vested and non-vested restricted share units. For the years ended December 31, 2013 and 2012, the weighted average restricted share units of 52,784 and 29,491 are not included as a component of diluted EPS as they are anti-dilutive. The weighted average restricted share units of  31,089 are included in the computation of our diluted EPS for the year ended December 31 2011.

Performance share units of 67,585 were outstanding at December 31, 2013. The weighted average performance share units of 55,920 are not included as a component of diluted EPS as they are anti-dilutive for the year ended December 31, 2013.

Stock options of 1,594,581, 1,535,655 and 1,292,751 were outstanding at December 31, 2013, 2012 and 2011, respectively. The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,594,581, 1,535,655 and 418,662 for the years ended December 31, 2013, 2012 and 2011, respectively.

The effects of share-based compensation awards on the diluted weighted average number of shares outstanding used in calculating diluted EPS are as follows:

	Year ended December 31, 2013
	Net Loss attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(618)	32,488
Amounts allocated to unvested restricted shares	7	(392)
Amounts available to common stockholders	$(611)	32,096	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	(7)	392
Non participating share units		0
Stock options added under the treasury stock method		0
Amounts reallocated to unvested restricted shares	7	(392)
Amounts available to stockholders and assumed conversions	$(611)	32,096	$(0.02)

	Year ended December 31, 2012
	Net Loss attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(16,191)	32,226
Amounts allocated to unvested restricted shares	144	(287)
Amounts available to common stockholders	$(16,047)	31,939	$(0.50)
Diluted:
Amounts allocated to unvested restricted shares	(144)	287
Non participating share units		0
Stock options added under the treasury stock method		0
Amounts reallocated to unvested restricted shares	144	(287)
Amounts available to stockholders and assumed conversions	$(16,047)	31,939	$(0.50)

	Year ended December 31, 2011
	Net Income attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$90,925	31,957
Amounts allocated to unvested restricted shares	(487)	(171)
Amounts available to common stockholders	$90,438	31,786	$2.85
Diluted:
Amounts allocated to unvested restricted shares	487	171
Non participating share units		31
Stock options added under the treasury stock method		392
Amounts reallocated to unvested restricted shares	(480)	(171)
Amounts available to stockholders and assumed conversions	$90,445	32,209	$2.81

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	(in thousands)
Term loans	$0	$96,875
6.75% unsecured notes	350,989	351,142
Total long-term debt	350,989	448,017
Less current portion of long-term debt	0	15,074
Long-term debt, less current portion	$350,989	$432,943

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

As of December 31, 2013, our available borrowing capacity was $186.9 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $192.1 million, of which $0.0 million was drawn.

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

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2013, are as follows:

December 31:	Principal Payments
(in thousands)
2019	350,000
Total debt	$350,000
See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. We had net debt issuance costs of $11.4 million and $13.9 million (of which $2.2 million and $3.1 million were included in other current assets) as of December 31, 2013 and December 31, 2012, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. We amortized $2.4 million (which excludes the $5.0 million of accelerated amortization), $3.0 million and $2.5 million (which excludes the $4.2 million of accelerated amortization) of debt issuance costs for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:

—	Level 1—Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;
—

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

—	Quoted prices for similar assets or liabilities in active markets
—	Quoted prices for identical or similar assets or liabilities in markets that are not active
—	Inputs other than quoted prices that is observable for the asset or liability
—	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
—

Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Retirement plan asset—noncurrent	Other long-term assets	1,908	1,908	0	0
Total		$1,908	$1,908	$0	$0

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Derivative asset—current	Other current assets	$34	$0	$34	$0
Retirement plan asset—noncurrent	Other long-term assets	860	860
Derivative liability—current	Other payables and accruals	(578)	0	(578)	0
Derivative liability—noncurrent	Other long-term liabilities	(258)	0	(258)	0
Total		$58	$860	$(802)	$0

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

Nonrecurring Fair Value Measurements. Our long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When impairment has occurred, such long-lived assets are written down to fair value. For the year ended December 31, 2013 we determined that there was no impairment related to our long-lived assets.

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets that are measured at fair value on a nonrecurring basis. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels. See Note 9 Impairment Charges, for further discussion.

	Fair Value Measurements as of Reporting Date
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012	Total Impairment Charges
	(in thousands)
Long-lived assets	$0	$0	$14,284	$14,284	$5,434
Total	$0	$0	$14,284	$14,284	$5,434

The following table presents the carrying values and approximate fair values of our long-term debt as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Term Loans (significant unobservable input – level 3)	$0	$0	$96,875	$96,875
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,989	$369,250	$351,142	$364,000

The term loans were variable interest rate instruments, and as such, the fair value approximated their carrying value.

Financial Instruments

Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuations on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.

In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans. This agreement was effective on July 15, 2011 and was set to expire on June 15, 2014. However, on March 27, 2013, in connection with the refinancing of our credit facility, we terminated and settled the interest rate swap agreement, and as a result, recognized $0.7 million of interest expense for the year ended December 31, 2013. We recorded an unrealized loss of $0.1 million in accumulated other comprehensive loss related to the effective portion of this interest rate swap agreement for the year ended December 31, 2012.

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

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” These hedges were effective in offsetting our exposure to the CAD, and therefore the $0.1 million gain on these hedges was offset by the $0.1 million loss on the exposure associated with the funding of our semi-works facility for the year ended December 31, 2013. Similarly, for the year ended December 31, 2012, the $0.1 million loss on these hedges was offset by the $0.1 million gain on the exposure to the CAD.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a TWD 450.0 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” For the years ended December 31, 2013 and 2012, we recorded in accumulated other comprehensive loss an aggregate $0.5 million and $2.3 million loss related to the settlement of the effective portion of these contracts, respectively.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the years ended December 31, 2013 and 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the years ended December 31, 2013 and 2012, we recorded an aggregate loss of $1.8 million and an aggregate gain of $1.6 million, respectively. In all periods, the gains or losses on settlement of these hedges offset the underlying foreign currency exchange gains and losses recorded in cost of goods sold.

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

9. Impairment Charges

During 2012 we determined that we had impaired long-lived assets and, as a result, recorded pre-tax impairment charges aggregating $5.4 million, for the year ended December 31, 2012 . The $18.1 million carrying value of the long-lived assets was reduced to fair market value of $12.7 million. We used internally developed assumptions in determining the fair value of these long-lived assets, which are classified within level 3 of the fair value hierarchy.

10. Income Taxes

Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.

Our income tax provision was a $3.9 million benefit, and a $19.3 million and $0.6 million expense for the years ended December 31, 2013, 2012 and 2011, respectively. Our effective tax rates for the years ended December 31, 2013, 2012 and 2011 were 79.9%, 619.8% and 0.6%, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. Excluding the change in our valuation allowance, our effective tax rates would have been an 81.4% and 366.1% benefit, and a 19.5% expense for the years ended December 31, 2013, 2012 and 2011, respectively.

The provision for income taxes is comprised of the following:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Current tax provision (benefit):
U.S.	$(49)	$(50)	$228
Foreign	11,708	9,408	10,817
Total current tax provision	11,659	9,358	11,045
Deferred tax provision (benefit):
U.S.	(10,065)	9,211	(9,211)
Foreign	(5,481)	737	(1,250)
Total deferred tax provision (benefit)	(15,546)	9,948	(10,461)
Total income tax expense (benefit)	$(3,887)	$19,306	$584

Income (loss) before income taxes is comprised of the following:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes:
U.S.	$(39,445)	$(46,930)	$5,860
Foreign	34,583	50,045	85,649
Total income (loss) before income taxes	$(4,862)	$3,115	$91,509

The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Income taxes at the statutory rate	$(1,702)	$1,090	$32,028
Foreign tax rate differential	(4,278)	(20,931)	(13,683)
State taxes, net of federal benefit	(285)	2,010	84
Permanent differences	1,145	1,158	(1,552)
Deferred adjustments	0	2,847	0
Tax credits	0	92	(140)
Uncertain tax positions	1,020	2,214	(1,083)
Valuation allowance	72	30,709	(17,303)
Other	141	117	2,233
Income tax expense (benefit)	$(3,887)	$19,306	$584

	Years ended December 31,
	2013	2012	2011
Income taxes at the statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	88.0	(671.9)	(15.0)
State taxes, net of federal benefit	5.9	64.5	0.1
Permanent differences	(23.6)	37.2	(1.7)
Deferred adjustments	0.0	91.4	0.0
Tax credits	0.0	3.0	(0.2)
Uncertain tax positions	(21.0)	71.1	(1.2)
Valuation allowance	(1.5)	985.8	(18.9)
Other	(2.9)	3.7	2.5
Effective tax rate	79.9%	619.8%	0.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$121,644	$105,709
Inventory	7,308	10,556
Benefit plans accrual	15,961	25,513
Other accruals and reserves	17,975	14,791
	162,888	156,569
Valuation allowance for deferred tax assets	(89,994)	(90,414)
Total deferred tax assets	$72,894	$66,155
Deferred tax liabilities:
Property, plant and equipment	$(75,467)	$(74,216)
Intangible assets	(7,046)	(6,777)
Total deferred tax liabilities	(82,513)	(80,993)
Net deferred tax liabilities	$(9,619)	$(14,838)

	December 31
	2013	2012
	(in thousands)
Net deferred tax liabilities consist of:
Current deferred tax assets	$7,596	$7,869
Non-current deferred tax assets	1,326	79
Current deferred tax liabilities	(182)	(513)
Non-current deferred tax liabilities	(18,359)	(22,273)
Net deferred tax liabilities	$(9,619)	$(14,838)

As of December 31, 2013, we had $344.8 million of net operating loss carryforwards, of which $73.3 million relates to foreign jurisdictions and $271.5 million relates to the United States, which will expire beginning in 2024 through 2033, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and December 31, 2012, a valuation allowance of $90.0 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. For the year ended December 31, 2013, we have recorded changes in the valuation allowance for deferred tax assets as a result of our assessed ability to realize the tax benefit of our net operating loss carryforwards in certain jurisdictions, primarily in the United States. We decreased our valuation allowance by $0.4 million in 2013, which includes a $0.5 million decrease due to changes in other comprehensive income, partially offset by a $0.1 million increase to the income tax provision. The $0.1 million is comprised of $10.2 million of current year operating losses, offset by a $10.1 million benefit related to the tax effect of unrealized pension gains. We increased our valuation allowance by $36.2 million in 2012, of which $30.7 million was included in the income tax provision and $5.5 million represents changes in equity. The $30.7 million increase in the valuation allowance is comprised of $13.5 million related to the reversal of the benefit recorded for prior year’s net operating losses and $17.2 million related to current year operating losses. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.

For the period ending December 31, 2013, the unremitted earnings of our foreign subsidiaries are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

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

As of January 1, 2013, we had total unrecognized tax benefits of approximately $5.1 million. During the year ended December 31, 2013, we had an increase of $1.3 million primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2013, we had $6.4 million of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact the effective tax rate. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties.

	Unrecognized Tax Benefits	Interest and Penalties	Total
	(in thousands)
Balance at December 31, 2011	$2,792	$18	$2,810
Increase in prior year tax positions	125	191	316
Increase in current year tax positions	1,930	0	1,930
Balance at December 31, 2012	$4,847	$209	$5,056
Increase in prior year tax positions	365	380	745
Increase in current year tax positions	622	0	622
Balance at December 31, 2013	$5,834	$589	$6,423

11. Commitments and Contingencies

(a) Lease Commitments

We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2013, are as follows: 2014—$9.7 million; 2015—$8.5 million; 2016—$5.7 million; 2017—$5.1 million; 2018—$4.7 million; and 2019 and thereafter—$10.4 million. For the years ended December 31, 2013, 2012, and 2011, we recorded $11.2 million, $12.8 million, and $9.7 million in rent expense, respectively.

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2013, 2012, and 2011.

(c) Asset Retirement Obligations (“ARO”)

The changes in the aggregate carrying amount of our ARO liability are as follows:

	2013	2012
	(in thousands)
Beginning balance	$9,837	$8,978
Additional accruals	0	897
Accretion expense	505	576
Obligations settled	(0)	(1,850)
Revisions in estimated cash flows	0	1,236
Foreign currency translation	155	0
Ending balance	$10,497	$9,837

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

The 2013 measurement date of the Pension Plan’s assets and obligations was December 31, 2013. Based on the funded status of our defined benefit pension plan as of December 31, 2013 and 2012, we reported a decrease in our accumulated other comprehensive loss of approximately $22.4 million and an increase of $10.3 million, respectively, and a related change in accrued pension obligations.

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$133,727	$111,948
Service cost	3,332	3,130
Interest cost	5,506	5,510
Benefits paid	(3,641)	(3,184)
Actuarial (gain) / loss	(16,702)	16,323
Benefit obligation at end of year	$122,222	$133,727
Change in plan assets:
Fair value at beginning of year	$81,364	$67,177
Actual return on plan assets	8,776	9,346
Employer contributions	6,210	8,025
Benefits paid	(3,641)	(3,184)
Fair value at end of year	$92,709	$81,364
Funded status at end of year	$(29,513)	$(52,363)
Amounts recognized on balance sheet:
Noncurrent liabilities	$(29,513)	$(52,363)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$0	$0
Net actuarial loss	24,021	46,467
Amounts recognized in accumulated other comprehensive loss	$24,021	$46,467

The accumulated benefit obligation for the Pension Plan was $112.7 million and $119.9 million at December 31, 2013, and 2012, respectively.

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2014	$3,997
2015	4,323
2016	4,652
2017	5,072
2018	5,452
Years 2019-2023	34,369
$57,865

Net periodic pension costs consist of the following components:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Service cost benefits earned during the period	$3,332	$3,130	$2,605
Interest on prior year’s projected benefit obligation	5,506	5,510	5,135
Expected return on plan assets	(6,608)	(5,936)	(5,239)
Amortization of net actuarial loss	3,576	2,617	916
Net periodic pension costs	$5,806	$5,321	$3,417

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2013	2012
Weighted average assumptions used to determine benefit obligations:
Measure date	12/31/2013	12/31/2012
Discount rate	5.02%	4.21%
Rates of increase in salary compensation level	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.21%	4.83%
Rates of increase in salary compensation level	3.00%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.50%

Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plan to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our Pension Plan effective for 2014 will remain at 8.5%.

Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. The plan’s strategic target allocation as of December 31, 2013 was 50% equity, 30% debt and 20% consisting of real estate funds, hedge funds and commodity funds. The latter was assumed to behave similar to debt securities and therefore we included this 20% asset allocation as bonds in the model. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.

Our Pension Plan asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2013	2012
Equity securities	57.6%	55.3%
Debt securities	33.8%	36.5%
Real estate	4.0%	4.1%
Other	4.6%	4.1%
Total	100.0%	100.0%

No pension assets were invested in debt or equity securities of Kraton at December 31, 2013 and 2012.

The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:

—	Common/Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.
—	Mutual Funds, Real Estate and Other: Valued at the net asset value of shares held at year end as quoted in the active market.

A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2 and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2013
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$472	$472	$0	$0
Common/Collective Trust Funds(a):
Equity Funds	30,547	0	30,547	0
Debt Funds	19,094	0	19,094	0
Mutual Funds:
Equity Funds	22,899	22,899	0	0
Debt Funds	12,262	12,262	0	0
Real Estate	3,668	3,668	0	0
Other	3,767	3,767	0	0
Total	$92,709	$43,068	$49,641	$0

	Pension Plan Assets Fair Value Measurements at December 31, 2012
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$64	$64	$0	$0
Common/Collective Trust Funds(a):
Equity Funds	24,864	0	24,864	0
Debt Funds	16,788	0	16,788	0
Mutual Funds:
Equity Funds	20,082	20,082	0	0
Debt Funds	12,876	12,876	0	0
Real Estate	3,364	3,364	0	0
Other	3,326	3,326	0	0
Total	$81,364	$39,712	$41,652	$0

(a)	Strategies are generally to invest in equity or debt securities, or a combination thereof, that match or outperform certain predefined indices.

(b) Other Retirement Benefit Plans. Certain employees are eligible to participate in a non-qualified defined benefit restoration plan (“BRP”) which are intended to restore certain benefits under the Pension Plan in the United States and the Kraton Savings Plan in the United States, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans. We did not make any contributions for the years ended December 31, 2013 and 2011, respectively, and we made $1.6 million in contributions to the BRP for the year ended December 31, 2012. As of December 31, 2013 and 2012, amounts recognized as a component of other long-term liabilities for the benefit restoration plans were $1.3 million and $1.9 million, respectively.

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

ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year and the 2013 measurement date of the plans’ assets and obligations was December 31, 2013. We are also required to recognize as a component of accumulated other comprehensive loss the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.

Based on the funded status of our postretirement benefit plan as of December 31, 2013 and 2012, we reported a decrease in our accumulated other comprehensive loss of approximately $3.9 million and an increase of $1.4 million, respectively, and a related change in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$29,437	$26,684
Service cost	557	493
Interest cost	1,155	1,206
Benefits and expenses paid (premiums)	(1,052)	(955)
Actuarial (gain) loss	(3,204)	2,009
Benefit obligation at end of period	$26,893	$29,437
Reconciliation of plan assets(1):
Employer contributions	$1,052	$955
Benefits paid	(1,052)	(955)
	$0	$0
Funded status at end of year	$(26,893)	$(29,437)

(1)

Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $9.0 million and $9.2 million as our estimate of the present value of this commitment as of December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
	(in thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,173)	$(1,076)
Noncurrent liabilities	(25,720)	(28,361)
	$(26,893)	$(29,437)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$0	$0
Net actuarial loss	7,554	11,466
	$7,554	$11,466

Net periodic benefit costs consist of the following components:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Service cost	$557	$493	$414
Interest cost	1,155	1,206	1,246
Amortization of net actuarial loss	708	566	412
Net periodic benefit costs	$2,420	$2,265	$2,072

	December 31,
	2013	2012
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2013	12/31/2012
Discount rate	4.86%	4.02%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.02%	4.65%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2013	2012
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$46	$(65)
Effect on postretirement benefit obligation	766	(998)

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

For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2013, 2012, and 2011, were $3.7 million, $3.4 million, and $3.2 million, respectively.

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);

—	Cariflex™ isoprene rubber and isoprene rubber latex; and
—	compounds.

Sales revenue for our four primary product lines is as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
USBCs	$753,087	$841,437	$852,070
HSBCs	392,131	443,869	454,835
Cariflex	116,003	105,898	99,412
Compounds	29,730	29,716	26,578
Other	1,170	2,202	4,584
	$1,292,121	$1,423,122	$1,437,479

During the years ended December 31, 2013, 2012, and 2011, no single customer accounted for 10.0% or more of our total sales revenue.

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Sales revenue:
United States	$399,547	$466,496	$490,373
Germany	172,625	191,636	212,079
Japan	81,056	89,131	91,788
China	72,103	76,283	61,039
Brazil	55,549	49,735	50,777
France	47,443	48,352	46,233
Italy	43,321	44,490	49,484
Thailand	42,402	40,959	32,209
Belgium	39,825	45,599	43,339
United Kingdom	36,736	37,993	40,644
Netherlands	29,146	32,110	36,991
Malaysia	26,353	19,208	16,592
Turkey	23,403	29,777	25,004
Mexico	17,710	13,188	11,437
Sweden	17,269	17,467	15,830
Taiwan	17,182	19,914	17,378
Canada	16,187	18,856	22,703
Argentina	15,672	14,833	13,502
Poland	13,751	21,945	19,084
South Korea	12,923	15,489	13,742
Austria	12,863	16,811	21,498
Australia	10,248	17,396	13,146
All other countries	88,807	95,454	92,607
	$1,292,121	$1,423,122	$1,437,479

	December 31,
	2013	2012
	(in thousands)
Long-lived assets, at cost:
United States	$453,157	$411,969
France	123,804	118,275
Brazil	76,524	79,585
Germany	64,258	55,581
Netherlands	27,865	15,255
Taiwan	12,935	0
China	7,226	5,906
Japan	1,696	1,978
All other countries	220	4,435
	$767,685	$692,984

14. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate in distributions in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Years ended December 31,
	2013	2012	2011
Purchases from related party	$50,728	$48,370	$34,610

Our due to related party is solely related to our commercial arrangement with KJE, which requires payment by each party within 150 days of invoice.

15. Variable Interest Entity

In February 2013, we executed definitive agreements providing for a 50/50 joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. The joint venture company, Kraton Formosa Polymers Corporation (“KFPC”), is a Taiwan entity with each of Kraton and FPCC having equal representation on the board. Both Kraton and FPCC made an initial investment of approximately $15.2 million at inception, with additional Kraton contributions of $15.0 million and $11.4 million in August and October 2013, respectively. As a result, the total investment by each of us and FPCC amounted to $41.6 million as of December 31, 2013. We have exclusive rights to purchase all production from KFPC. Additionally, we will be obligated to purchase a minimum volume each year, with the minimum obligation increasing over the first three years the plant is operational. As such, we have determined that we are the primary beneficiary of this variable interest entity and, therefore, have consolidated KFPC in our 2013 financial statements and have reflected FPCC’s ownership as a noncontrolling interest.

The following table summarizes the fair value of KFPC assets and liabilities as of February 27, 2013 recorded upon initial consolidation in our consolidated balance sheet and the carrying amounts of such assets and liabilities as of December 31, 2013, before intercompany eliminations.

	December 31, 2013	February 27, 2013
	(In thousands)
Cash and cash equivalents	$66,816	$30,348
Other current assets	256	0
Property, plant and equipment	12,912	0
Intangible assets	10,094	0
Other long-term assets	462	0
Total assets	$90,540	$30,348
Current liabilities	8,724	0
Total liabilities	$8,724	$0

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING BALANCE SHEET

December 31, 2013

(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0	$0	$11,792	$164,080	$0		$175,872
Receivables, net of allowances of $315	0	80	45,971	83,305	0		129,356
Inventories of products	0	0	176,823	151,949	0		328,772
Inventories of materials and supplies	0	0	8,898	2,049	0		10,947
Deferred income taxes	0	0	3,952	3,644	0		7,596
Other current assets	0	2,071	1,541	17,053	0		20,665
Total current assets	0	2,151	248,977	422,080	0		673,208
Property, plant and equipment, less accumulated depreciation of $353,428	0	47,157	241,650	125,450	0		414,257
Intangible assets, less accumulated amortization of $78,784	0	34,208	23,280	0	0		57,488
Investment in consolidated subsidiaries	534,742	1,325,811	0	0	(1,860,553)		0
Investment in unconsolidated joint venture	0	813	0	13,261	0		14,074
Debt issuance costs	0	6,000	1,874	1,339	0		9,213
Deferred income taxes	0	536	0	790	0		1,326
Other long-term assets	0	612	563,305	108,393	(647,079)		25,231
Total assets	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)		$1,194,797
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	0	104	48,259	67,373	0		115,736
Other payables and accruals	0	7,875	25,970	20,694	0		54,539
Due to related party	0	0	0	24,603	0		24,603
Deferred income taxes	0	0	0	182	0		182
Total current liabilities	0	7,979	74,229	112,852	0		195,060
Long-term debt, net of current portion	0	350,989	0	0	0		350,989
Deferred income taxes	0	10,553	3,953	3,853	0		18,359
Other long-term liabilities	0	513,560	64,394	145,116	(647,079)		75,991
Total liabilities	0	883,081	142,576	261,821	(647,079)		640,399
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	0	0	0	0	0		0
Common stock, $.01 par value; 500,000 shares authorized; 32,547 shares issued and outstanding	325	0	0	0	0		325
Additional paid in capital	363,590	0	0	0	0		363,590
Member’s equity	0	534,742	972,485	353,326	(1,860,553)		0
Retained earnings	170,827	0	0	0	0		170,827
Accumulated other comprehensive income (loss)	0	(535)	(35,975)	15,258	0		(21,252)
Kraton stockholders’ and member’s equity	534,742	534,207	936,510	368,584	(1,860,553)		513,490
Noncontrolling interest	0	0	0	40,908	0	0	40,908
Total stockholders’ and member’s equity	534,742	534,207	936,510	409,492	(1,860,553)		554,398
Total liabilities and stockholders’ and member’s equity	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)		$1,194,797

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2013

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$0	$0	$635,456	$812,412	$(155,747)	$1,292,121
Cost of goods sold	0	1,988	511,220	708,828	(155,747)	1,066,289
Gross profit (loss)	0	(1,988)	124,236	103,584	0	225,832
Operating expenses
Research and development	0	0	17,372	14,642	0	32,014
Selling, general and administrative	0	154	73,202	32,202	0	105,558
Depreciation and amortization	0	16,317	32,049	14,816	0	63,182
Total operating expenses	0	16,471	122,623	61,660	0	200,754
Earnings in consolidated subsidiaries	(975)	58,772	0	0	(57,797)	0
Earnings of unconsolidated joint venture	0	0	0	530	0	530
Interest expense (income), net	0	43,477	(14,490)	1,483	0	30,470
Income (loss) before income taxes	(975)	(3,164)	16,103	40,971	(57,797)	(4,862)
Income tax expense (benefit)	0	(2,189)	(10,114)	8,416	0	(3,887)
Consolidated net income (loss)	(975)	(975)	26,217	32,555	(57,797)	(975)
Net loss attributable to noncontrolling interest	0	0	0	(357)	0	(357)
Net income (loss) attributable to Kraton	$(975)	$(975)	$26,217	$32,912	$(57,797)	$(618)

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2013

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(975)	$(975)	$26,217	$32,912	$(57,797)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(4)	0	(4,194)	0	(4,198)
Reclassification of loss on interest rate swap, net of tax of $0	0	837	0	0	0	837
Unrealized loss on net investment hedge, net of tax of $0	0	(189)	0	(301)	0	(490)
(Increase) decrease in benefit plans liability, net of tax of $10,065	0	0	17,112	(3)	0	17,109
Other comprehensive income (loss), net of tax	0	644	17,112	(4,498)	0	13,258
Comprehensive income (loss) attributable to Kraton	(975)	(331)	43,329	28,414	(57,797)	12,640
Comprehensive loss attributable to noncontrolling interest	0	0	0	(722)	0	(722)
Consolidated comprehensive income (loss)	$(975)	$(331)	$43,329	$27,692	$(57,797)	$11,918

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2012

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(16,191)	$(16,191)	$(10,228)	$43,679	$(17,260)	$(16,191)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	263	0	(2,857)	0	(2,594)
Unrealized loss on interest rate swaps, net of tax of $0	0	(28)	0	0	0	(28)
Unrealized loss on net investment hedge, net of tax of $0	0	(2,335)	0	0	0	(2,335)
(Increase) decrease in benefit plans liability, net of tax of $0	0	0	(12,088)	153	0	(11,935)
Other comprehensive loss, net of tax	0	(2,100)	(12,088)	(2,704)	0	(16,892)
Consolidated comprehensive income (loss)	$(16,191)	$(18,291)	$(22,316)	$40,975	$(17,260)	$(33,083)

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, 2011

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$90,925	$90,925	$68,296	$80,378	$(239,599)	$90,925
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	0	(68)	4,803	(25,586)	0	(20,851)
Reclassification of loss on interest rate swap, net of tax of $0		1,073				1,073
Unrealized loss on interest rate swap, net of tax of $0	0	(809)	0	0	0	(809)
(Increase) decrease in benefit plans liability, net of tax of $0	0	0	(18,445)	519	0	(17,926)
Other comprehensive income (loss), net of tax	0	196	(13,642)	(25,067)	0	(38,513)
Consolidated comprehensive income	$90,925	$91,121	$54,654	$55,311	$(239,599)	$52,412

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$29,662	$(46,569)	$122,363	$0	$105,456
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	68,962	0	0	(68,962)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(40,048)	(41,032)	0	(81,080)
Purchase of software and other intangibles	0	0	(5,125)	0	0	(5,125)
Settlement of net investment hedge	0	(2,490)	0	0	0	(2,490)
Net cash provided by (used in) investing activities	0	66,472	(45,173)	(41,032)	(68,962)	(88,695)
Cash flows provided by (used in) financing activities:
Proceeds from debt	0	0	40,000	0	0	40,000
Repayments of debt	0	(96,875)	(40,000)	0	0	(136,875)
Capital lease payments	0	0	(2,950)	0	0	(2,950)
Cash contribution from member	0	741	(741)	0	0	0
Cash distribution to member	(741)	0	741	0	0	0
Contribution from noncontrolling interest	0	0	0	41,630	0	41,630
Proceeds from the exercise of stock options	741	0	0	0	0	741
Debt issuance costs	0	0	(3,310)	(1,484)	0	(4,794)
Proceeds from (payments on) intercompany loans	0	0	28,891	(97,853)	68,962	0
Net cash provided by (used in) financing activities	0	(96,134)	22,631	(57,707)	68,962	(62,248)
Effect of exchange rate differences on cash	0	0	0	(1,807)	0	(1,807)
Net increase (decrease) in cash and cash equivalents	0	0	(69,111)	21,817	0	(47,294)
Cash and cash equivalents, beginning of period	0	0	80,903	142,263	0	223,166
Cash and cash equivalents, end of period	$0	$0	$11,792	$164,080	$0	$175,872

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2012

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(46,544)	$99,059	$93,818	$0	$146,333
Cash flows used in investing activities:
Repayments of intercompany loans	0	(6,522)	0	0	6,522	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(51,516)	(13,490)	0	(65,006)
Purchase of software and other intangibles	0	0	(4,603)	0	0	(4,603)
Settlement of net investment hedge	0	(335)	0	0	0	(335)
Net cash used in investing activities	0	(6,857)	(56,119)	(13,490)	6,522	(69,944)
Cash flows provided by (used in) financing activities:
Proceeds from debt	0	101,250	0	0	0	101,250
Repayments of debt	0	(45,626)	0	0	0	(45,626)
Cash contribution from member	0	933	0	0	(933)	0
Cash distribution to member	(933)	0	0	0	933	0
Proceeds from the exercise of stock options	933	0	0	0	0	933
Debt issuance costs	0	(3,156)	0	0	0	(3,156)
Proceeds from (payments on) intercompany loans	0	0	31,933	(25,411)	(6,522)	0
Net cash provided by (used in) financing activities	0	53,401	31,933	(25,411)	(6,522)	53,401
Effect of exchange rate differences on cash	0	0	0	4,797	0	4,797
Net increase in cash and cash equivalents	0	0	74,873	59,714	0	134,587
Cash and cash equivalents, beginning of period	0	0	6,030	82,549	0	88,579
Cash and cash equivalents, end of period	$0	$0	$80,903	$142,263	$0	$223,166

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

KRATON PERFORMANCE POLYMERS, INC.

CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$0	$(26,158)	$16,973	$73,960	$0	$64,775
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	0	26,278	0	0	(26,278)	0
Purchase of property, plant and equipment, net of proceeds from sales	0	0	(44,591)	(15,720)	0	(60,311)
Purchase of software and other intangibles	0	0	(4,072)	(57)	0	(4,129)
Net cash provided by (used in) investing activities	0	26,278	(48,663)	(15,777)	(26,278)	(64,440)
Cash flows provided by (used in) financing activities:
Proceeds from debt	0	400,000	0	0	0	400,000
Repayments of debt	0	(393,160)	0	0	0	(393,160)
Cash contribution from member	0	8,271	0	0	(8,271)	0
Cash distribution to member	(8,271)	0	0	0	8,271	0
Proceeds from the exercise of stock options	8,271	0	0	0	0	8,271
Proceeds from insurance note payable	0	4,734	0	0	0	4,734
Repayments of insurance note payable	0	(4,734)	0	0	0	(4,734)
Debt issuance costs	0	(15,231)	0	0	0	(15,231)
Proceeds from (payments on) intercompany loans	0	0	6,300	(32,578)	26,278	0
Net cash provided by (used in) financing activities	0	(120)	6,300	(32,578)	26,278	(120)
Effect of exchange rate differences on cash	0	0	0	(4,386)	0	(4,386)
Net increase (decrease) in cash and cash equivalents	0	0	(25,390)	21,219	0	(4,171)
Cash and cash equivalents, beginning of period	0	0	31,420	61,330	0	92,750
Cash and cash equivalents, end of period	$0	$0	$6,030	$82,549	$0	$88,579

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

17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2013 and December 31, 2012:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(in thousands, except per share data)
2013
Sales revenue	$340,107	$334,543	$327,109	$290,362	$1,292,121
Gross profit	59,911	59,861	47,450	58,610	225,832
Operating income	10,786	10,670	1,793	1,829	25,078
Net income (loss) attributable to Kraton	(3,748)	3,829	(5,598)	4,899	(618)
Earnings (loss) per common share
Basic	(0.12)	0.12	(0.17)	0.15	(0.02)
Diluted	(0.12)	0.12	(0.17)	0.15	(0.02)
Weighted average common shares outstanding
Basic	32,062	32,073	32,073	32,111	32,096
Diluted	32,062	32,378	32,073	32,439	32,096
2012
Sales revenue	$408,313	$375,756	$342,635	$296,418	$1,423,122
Gross profit	75,519	73,480	42,753	39,690	231,442
Operating income (loss)	25,647	23,286	(9,638)	(7,407)	31,888
Net income (loss) attributable to Kraton	16,353	12,407	(15,499)	(29,452)	(16,191)
Earnings (loss) per common share
Basic	0.51	0.38	(0.48)	(0.91)	(0.50)
Diluted	0.50	0.38	(0.48)	(0.91)	(0.50)
Weighted average common shares outstanding
Basic	31,908	31,930	31,943	31,975	31,939
Diluted	32,248	32,172	31,943	31,975	31,939

(1)

During the first quarter of 2013, we charged $5.0 million to interest expense, related to the write-off      of unamortized debt issuance costs in connection with the refinancing of our credit facility and $0.7 million related to the termination and settlement of our interest rate swap agreement. During the first quarter of 2012, we recognized charges of $6.2 million associated with a property tax dispute in France, of which $5.6 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses, offset by $6.8 million associated with the LBI settlement, which is recorded in cost of goods sold.

(2)

During the second quarter of 2013, we incurred charges of approximately $1.1 million, related to professional fees for our proposed combination with the styrenic block copolymer (“SBC”) operations of LCY Chemical Corp., which are recorded in selling, general and administrative expenses. During the second quarter of 2012, we recognized $2.8 million for storm related charges and $1.0 million related to severance, which is included cost of goods sold.

(3)

During the third quarter of 2013, we incurred charges of approximately $3.5 million, attributable to the MACT related production downtime at our Belpre, Ohio facility, which is recorded in costs of goods sold, and charges of approximately $1.0 million, related to professional fees for our proposed combination with the SBC operations of LCY Chemical Corp., which are recorded in selling, general and administrative expenses. During the third quarter of 2012, we recognized $5.4 million for impairment related charges.

(4)

During the fourth quarter of 2013, we incurred charges of approximately $7.1 million, related to professional fees for our proposed combination with the SBC operations of LCY Chemical Corp., and charges of approximately $0.5 million, related to restructuring costs, which are primarily recorded in selling, general and administrative expenses. During the fourth quarter of 2012, we recognized $1.1 million related to a retirement plan settlement charge associated with a disbursement from a benefit plan upon the retirement of an employee, which is included in selling, general and administrative expenses.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

18. Subsequent Events

On January 28, 2014, we executed a definitive agreement to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The combination agreement calls for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that Kraton’s shareholders and LCY will each own 50% of the outstanding shares of the combined enterprise. The combined company will be incorporated in the UK and the shares will be listed on the NYSE.

In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France experienced an operating disruption resulting from a small fire which impacted one of the production lines at this facility. The aggregate negative impact of these events is currently estimated to be approximately $12.0 million, comprised of incremental expenses incurred to resume normal operations and the impact of under-absorbed fixed production costs.

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

Under date of February 27, 2014, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II—Valuation and Qualifying Accounts and Reserves (financial statement schedule) in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Houston, Texas

February 27, 2014

KRATON PERFORMANCE POLYMERS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2013, 2012, and 2011

(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2013	$401	$6	$(92)	$315
Year ended December 31, 2012	$549	$(23)	$(125)	$401
Year ended December 31, 2011	$947	$(26)	$(372)	$549

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year ended December 31, 2013	$11,179	$(693)	$(10)	$10,476
Year ended December 31, 2012	$11,843	$(665)	$1	$11,179
Year ended December 31, 2011	$8,269	$3,485	$89	$11,843

EXHIBIT INDEX

Item 15. Exhibits

The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits
2.1	Combination Agreement, dated as of January 28, 2014 (incorporated by reference to Exhibit 2.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)
3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.1 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)
3.2	Bylaws of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.2 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)
4.1

Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 10, 2009)

4.2

Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

4.3

First Supplemental Indenture dated as of March 20, 2012, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.1

Loan Security and Guarantee Agreement, dated as of March 27, 2013, among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers U.S. LLC, as  U.S. Borrower, Kraton Polymers Nederland B.V., as  Dutch Borrower, the other Guarantors named therein, the Lenders named therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.2

Pledge Agreement, dated as of March 27, 2013, among Kraton Polymers U.S. LLC, as  initial U.S. Borrower, Kraton Polymers LLC and Kraton Performance Polymers, Inc., as Pledgors, the other Pledgors named therein, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.3

Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.4

Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (incorporated by reference to Exhibit 1034 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.5

Form of Voting Agreement dated as of January 28,2014 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.6

Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.7

Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

Exhibit No	Description of Exhibits
10.8

Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of July 1, 1999, among Infineum USA LP, Shell Oil Kraton and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.9

Amendment No. 1 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 23, 2007 (incorporated by reference to Exhibit 10.69 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.10

Amendment No. 2 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.70 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.11

Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.12

Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.13

Operating Production Agreement, dated effective as of January 1, 2012, among Compagnie Petrochemique de Berre SAS, Kraton Polymers France SAS and Kraton Polymers Nederland BV (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.14

1,3-Butadiene Supply Agreement, dated effective as of January 1, 2012, between Basell Polyolefines France SAS and Kraton Polymers Nederland B.V. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.15

Business Lease, dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005).

10.16

Amendment to the Business Lease dated March 31, 2000 between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.17

Production Agreement (Elastomers), dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 2 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on July 15, 2005)

10.18

First Amendment to the Production Agreement (Elastomers), dated effective as of January 1, 2012, among Kraton Polymers GmbH, Kraton Polymers Nederland BV and Basell Polyolefine GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.19

1,3-Butadiene Agreement, dated as of December 1, 1999, between Deutsche Shell Chemie GmbH and MWW Achtundzwanzigste Vermoegensverwaltungs GmbH (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.20

Amendment to Agreement for the Supply of 1,3-Butadiene, effective as of January 1, 2012, between Basell Polyolefine GmbH and Kraton Polymers Nederland B.V. (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.5 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2012)

10.21+

Savings Deferred Compensation and Restoration Plan, dated December 31, 2008, restated (incorporated by reference to Exhibit 10.28 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on November 20, 2009)

Exhibit No	Description of Exhibits
10.22+

Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.23+

Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28,2013)

10.24+*	Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013,
10.25+

Kraton Polymers LLC Executive Deferred Compensation Plan, as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.26+

Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.27+

TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.28+

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.29+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the 2009 Equity Incentive Plan
10.30+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan
10.31+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan
10.32+*	Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the 2009 Equity Incentive Plan
10.33+*	Form of Kraton Performance Polymers, Inc. Special Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan
10.34+

Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012)

10.35+

First Amendment to Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

10.36+

Polymer Holdings LLC Cash Incentive Plan dated effective December 16, 2009 (incorporated by reference to Exhibit 10.27 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.37+

First Amendment to Polymer Holdings LLC Cash Incentive Plan dated February 26, 2012 (incorporated by reference to Exhibit 10.28 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.38+

Summary of Terms of 2013 Kraton Performance Polymers, Inc. Cash Incentive Plan (incorporated by reference to Kraton Performance Polymers, Inc.’s Current Reports on Form 8-K filed with the SEC on January 22,2013 and on Form 8-K/A filed with the SEC on February 20, 2013)

10.39+

Kraton Performance Polymers, Inc. Executive Severance Program effective as of November 1, 2011 (incorporated by reference to Exhibit 10.30 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.40+

Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.41+

Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

Exhibit No	Description of Exhibits
10.42+

Amendment No. 1 dated December 18, 2008 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.23 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.43+

Amendment No. 2 dated December 8, 2009 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.47 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 10, 2009)

10.44+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)
10.45+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2011)
10.46+

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
101*

The following materials from Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.

E-4