Form 10-Q
period 2014-03-31
Kraton Performance Polymers, Inc.
filed 2014-05-01
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 24, 2014: 32,777,278.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended March 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; our proposed combination with the styrenic block copolymer (“SBC”) business of LCY Chemical Corp. (“LCY”), the expectation that such combination will close in the fourth quarter of 2014 and expected synergies and other benefits therefrom and costs associated therewith; our ability to obtain a consent under the indenture governing our 6.75% senior notes in connection with our proposed combination with the SBC business of LCY; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2014 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to ensure full access to our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; our plans and expectations regarding our Asia expansion project; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2014; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

—	the likelihood of closing the combination with LCY, which is subject to a number of material regulatory conditions;
—	the business uncertainties and contractual restrictions that we and LCY are subject to while the proposed LCY Combination is pending, which could adversely affect each party’s business and operations;
—	failure to successfully combine the businesses in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of our common stock;
—

failure to complete the LCY Combination, or significant delays in completing the LCY Combination, could negatively affect the trading price of our common stock and our future business and financial results;

—	the possibility that we may not realize the benefits we anticipate from the proposed redomestication of our company from Delaware to the United Kingdom;
—	our reliance on LyondellBasell Industries for the provision of significant operating and other services;
—	conditions in the global economy and capital markets;
—	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

—	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;
—	significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock;
—	competition in our end use markets by other producers of styrenic block copolymers and by producers of products that can be substituted for our products;
—	our ability to produce and commercialize technological innovations;
—	our ability to protect our intellectual property, on which our business is substantially dependent;
—	the possibility that our products infringe upon the intellectual property rights of others;
—	a major failure of our information systems, which could harm our business;
—	seasonality in our business, particularly in our Paving and Roofing end use market;
—	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facilities and the senior notes;
—	financial and operating constraints related to our indebtedness;
—	the inherently hazardous nature of chemical manufacturing;
—	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;
—	political, economic and local business risks in the various countries in which we operate;
—	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;
—	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;
—	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;
—	fluctuations in currency exchange rates;
—	we may have additional tax liabilities;
—	our formation of a joint venture to expand HSBC capacity in Asia;
—	our relationship with our employees;
—	loss of key personnel or our inability to attract and retain new qualified personnel;
—	the fact that we generally do not enter into long-term contracts with our customers;
—	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;
—	domestic or international natural disasters or terrorist attacks may disrupt our operations;
—	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;
—	our expectation that we will not pay dividends for the foreseeable future; and
—	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of March 31, 2014, and the related condensed consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Houston, Texas
May 1, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$97,319	$175,872
Receivables, net of allowances of $402 and $315	150,848	129,356
Inventories of products	343,511	328,772
Inventories of materials and supplies	11,261	10,947
Deferred income taxes	9,764	7,596
Other current assets	20,234	20,665
Total current assets	632,937	673,208
Property, plant and equipment, less accumulated depreciation of $367,223 and $353,428	433,817	414,257
Intangible assets, less accumulated amortization of $81,489 and $78,784	55,696	57,488
Investment in unconsolidated joint venture	13,721	14,074
Debt issuance costs	8,642	9,213
Deferred income taxes	1,452	1,326
Other long-term assets	25,738	25,231
Total assets	$1,172,003	$1,194,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,996	$0
Accounts payable-trade	101,319	115,736
Other payables and accruals	43,256	54,539
Deferred income taxes	183	182
Due to related party	26,295	24,603
Total current liabilities	174,049	195,060
Long-term debt, net of current portion	351,975	350,989
Deferred income taxes	18,232	18,359
Other long-term liabilities	76,605	75,991
Total liabilities	620,861	640,399
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,774 shares issued and outstanding at March 31, 2014; 32,547 shares issued and outstanding at December 31, 2013	328	325
Additional paid in capital	367,307	363,590
Retained earnings	162,918	170,827
Accumulated other comprehensive loss	(19,453)	(21,252)
Total Kraton stockholders' equity	511,100	513,490
Noncontrolling interest	40,042	40,908
Total equity	551,142	554,398
Total liabilities and equity	$1,172,003	$1,194,797

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2014	2013
Sales revenue	$311,656	$340,107
Cost of goods sold	254,583	280,196
Gross profit	57,073	59,911
Operating expenses:
Research and development	8,297	7,913
Selling, general and administrative	34,218	26,114
Depreciation and amortization	16,409	15,098
Total operating expenses	58,924	49,125
Earnings of unconsolidated joint venture	117	134
Interest expense, net	6,338	13,298
Loss before income taxes	(8,072)	(2,378)
Income tax expense	122	1,446
Consolidated net loss	(8,194)	(3,824)
Net loss attributable to noncontrolling interest	(285)	(76)
Net loss attributable to Kraton	$(7,909)	$(3,748)
Loss per common share:
Basic	(0.24)	(0.12)
Diluted	(0.24)	(0.12)
Weighted average common shares outstanding:
Basic	32,162	32,062
Diluted	32,162	32,062

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Net loss attributable to Kraton	$(7,909)	$(3,748)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	1,799	(9,271)
Unrealized gain of interest rate swap, net of tax of $0	—	837
Unrealized loss of net investment hedge, net of tax of $0	—	(225)
Other comprehensive income (loss), net of tax	1,799	(8,659)
Comprehensive loss attributable to Kraton	(6,110)	(12,407)
Comprehensive income (loss) attributable to noncontrolling interest	(866)	224
Consolidated comprehensive loss	$(6,976)	$(12,183)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$—	$492,215
Net loss	—	—	(3,748)	—	(3,748)	(76)	(3,824)
Other comprehensive income (loss)	—	—	—	(8,659)	(8,659)	300	(8,359)
Consolidation of variable interest entity	—	—	—	—	—	15,174	15,174
Exercise of stock options	2	308	—	—	310	—	310
Non-cash compensation related to equity awards	—	2,523	—	—	2,523	—	2,523
Balance at March 31, 2013	$325	$357,788	$167,697	$(43,169)	$482,641	$15,398	$498,039
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net loss	—	—	(7,909)	—	(7,909)	(285)	(8,194)
Other comprehensive income (loss)	—	—	—	1,799	1,799	(581)	1,218
Retired treasury stock	—	(429)	—	—	(429)	—	(429)
Exercise of stock options	1	534	—	—	535	—	535
Non-cash compensation related to equity awards	2	3,612	—	—	3,614	—	3,614
Balance at March 31, 2014	$328	$367,307	$162,918	$(19,453)	$511,100	$40,042	$551,142

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(8,194)	$(3,824)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	16,409	15,098
Amortization of debt premium	(40)	(38)
Amortization of debt issuance costs	553	5,781
Gain on property, plant and equipment	(17)	(16)
Earnings from unconsolidated joint venture, net of dividends received	370	288
Deferred income tax benefit	(2,393)	(921)
Share-based compensation	3,614	2,523
Decrease (increase) in:
Accounts receivable	(20,748)	(32,078)
Inventories of products, materials and supplies	(14,300)	(14,148)
Other assets	573	(588)
Increase (decrease) in:
Accounts payable-trade	(24,362)	12,926
Other payables and accruals	(6,617)	(15,767)
Other long-term liabilities	582	2,196
Due to related party	983	7,794
Net cash used in operating activities	(53,587)	(20,774)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(20,185)	(14,455)
Purchase of software and other intangibles	(1,062)	(707)
Settlement of net investment hedge	—	(2,225)
Net cash used in investing activities	(21,247)	(17,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	40,000
Repayments of debt	—	(96,875)
Capital lease payments	(3,011)	(950)
Contribution from noncontrolling interest	—	15,174
Purchase of treasury stock	(429)	—
Proceeds from the exercise of stock options	535	310
Debt issuance costs	—	(3,117)
Net cash used in financing activities	(2,905)	(45,458)
Effect of exchange rate differences on cash	(814)	(3,429)
Net decrease in cash and cash equivalents	(78,553)	(87,048)
Cash and cash equivalents, beginning of period	$175,872	223,166
Cash and cash equivalents, end of period	$97,319	$136,118
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$2,293	$4,643
Cash paid during the period for interest, net of capitalized interest	$11,608	$13,639
Capitalized interest	$636	$961
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$15,168	$3,495
Asset acquired through capital lease	$7,033	—

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

We have a portfolio of innovations at various stages of development and commercialization, including

—	polyvinyl chloride alternatives for wire and cable and medical applications;
—	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;
—	highly-modified asphalt (“HiMA”) for high-performance paving applications;
—	NEXAR family of membrane polymers for water filtration, heating, ventilation, air conditioning and breathable fabrics; and
—	synthetic cement formulations and other oilfield applications.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into our Paving and Roofing end use market.

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

Significant items subject to such estimates and assumptions include

—	the useful lives of fixed assets;
—	allowances for doubtful accounts and sales returns;
—	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and
—	liabilities for employee benefit obligations, environmental matters, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.

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

We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our expected ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. If we fail to achieve our operating income targets, we may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax expense/benefit and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $3.6 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

4. Detail of Certain Balance Sheet Accounts

	March 31,	December 31,
	2014	2013
	(In thousands)
Inventories of products:
Finished products	$256,997	$246,758
Work in progress	6,045	5,384
Raw materials	80,469	76,630
Total inventories of products	$343,511	$328,772
Other payables and accruals:
Employee related	$11,883	$16,066
Other	31,373	38,473
Total other payables and accruals	$43,256	$54,539
Other long-term liabilities:
Pension and other postretirement benefits	$58,152	$57,924
Other	18,453	18,067
Total other long-term liabilities	$76,605	$75,991
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$24,557	$22,758
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Pension liability	(42,084)	(42,084)
Total accumulated other comprehensive loss	$(19,453)	$(21,252)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 458,319 and 294,317 for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, we withheld 15,707 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.

For the three months ended March 31, 2014 and 2013, the weighted average restricted share units of 66,973 and 37,921, respectively, are not included as a component of diluted EPS as they are anti-dilutive.

The weighted average performance share units of 100,861 and 20,276 are not included as a component of diluted EPS as they are anti-dilutive for the three months ended March 31, 2014 and 2013, respectively.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,711,814 and 1,643,950 for the three months ended March 31, 2014 and 2013, respectively.

The effects of share-based compensation awards on the diluted weighted-average number of shares outstanding used in calculating diluted EPS are as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(7,909)	32,620		$(3,748)	32,356
Amounts allocated to unvested restricted shares	111	(458)		34	(294)
Amounts available to common stockholders	(7,798)	32,162	$(0.24)	(3,714)	32,062	$(0.12)
Diluted:
Amounts allocated to unvested restricted shares	(111)	458		(34)	294
Non participating share units	—	—		—	—
Stock options added under the treasury stock method	—	—		—	—
Amounts reallocated to unvested restricted shares	111	(458)		34	(294)
Amounts available to stockholders and assumed conversions	$(7,798)	32,162	$(0.24)	$(3,714)	32,062	$(0.12)

6. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
6.75% unsecured notes	$350,949	$350,989
Capital lease obligation	4,022	—
Total debt	354,971	350,989
Less current portion of total debt	2,996	—
Long-term debt	$351,975	$350,989

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

As of March 31, 2014, our available borrowing capacity was $213.3 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $227.8 million, of which $0.0 million was drawn.

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

Capital Lease. In January 2014, we entered into a 10 year capital lease for a portion of the boiler MACT capital investment with a principal amount of $7.0 million.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2014, are as follows:

Principal Payments
(In thousands)
March 31:
2015	$2,996
2016	89
2017	94
2018	100
Thereafter	350,743
Total debt	$354,022

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issue costs and the accelerated write-off of debt issue costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $10.9 million and $11.4 million (of which $2.2 million and $2.2 million were included in other current assets) as of March 31, 2014 and December 31, 2013, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. We amortized $0.6 million and $0.8 million, (which excludes the $5.0 million of accelerated amortization) of debt issuance costs for the three months ended March 31, 2014 and 2013, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset-noncurrent	Other long-term assets	$1,980	$1,980	—	—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset-noncurrent	Other long-term assets	$1,908	$1,908	—	—

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

The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets - level 1)	$350,949	$371,875	$350,989	$369,250
Capital lease obligation (significant unobservable inputs - level 2)	$4,022	$4,022	$—	$—

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

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. The contracts are structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the three months ended March 31, 2014 and 2013, we settled these hedges and recorded a loss of $0.2 million and a loss of $1.7 million, respectively. In all periods, the losses on settlement of these hedges offset the underlying foreign currency exchange gains recorded in cost of goods sold.

Credit Risk

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

9. Income Taxes

Our income tax expense was $0.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was (1.5)% and (60.8)% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013, a valuation allowance of $90.5 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.5 million for the three months ended March 31, 2014, primarily due to current period net operating losses. We increased our valuation allowance by $7.4 million for the three months ended March 31, 2013, of which $7.6 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been 4.2% and 259.4% benefit for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, we had total unrecognized tax benefits of $6.7 million and $6.4 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2014 and 2013, we had an increase in uncertain tax positions of $0.3 million and $0.5 million, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

10. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing R$5.9 million (approximately $2.6 million converted at the March 31, 2014 exchange rate) in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

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

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Beginning balance	$10,497	$9,837
Accretion expense	136	120
Obligations settled	(45)	—
Foreign currency translation, net	3	(118)
Ending Balance	$10,591	$9,839

Production downtime. In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France experienced an operating disruption resulting from a small fire which impacted one of the production lines at this facility. We incurred $13.0 million of costs in the three months ended March 31, 2104 associated with these two events, of which $3.7 million is included in other payables and accruals at March 31, 2014 based on management’s estimates of the remaining costs to be incurred.

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans.

The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Service cost	$753	$938
Interest cost	1,510	1,410
Expected return on plan assets	(1,915)	(1,655)
Amortization of prior service cost	430	1,007
Net periodic benefit cost	$778	$1,700

We made contributions of $1.4 million and $1.2 million to our pension plan in the three months ended March 31, 2014 and 2013, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Service cost	$125	$145
Interest cost	320	292
Amortization of prior service cost	113	183
Net periodic benefit cost	$558	$620

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);
—	Cariflex™ isoprene rubber and isoprene rubber latex; and
—	compounds.

Sales revenue for our product lines is as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
USBCs	$165,521	$196,773
HSBCs	103,777	108,094
Cariflex	35,363	27,029
Compounds	6,900	7,904
Other	95	307
	$311,656	$340,107

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Sales revenue:
United States	$101,662	$113,308
Germany	40,641	43,381
China	18,992	18,690
Japan	17,681	17,051
Thailand	16,248	9,982
Brazil	14,143	13,897
France	12,479	11,834
Italy	10,221	12,471
Belgium	8,186	10,682
United Kingdom	8,152	10,474
Netherlands	7,027	9,637
Malaysia	6,482	5,753
Taiwan	4,567	6,446
Sweden	4,425	4,073
Argentina	4,190	4,665
Canada	4,033	4,760
Mexico	3,747	4,874
Turkey	3,307	5,676
South Korea	2,941	3,223
Austria	2,815	1,726
All other countries	19,717	27,504
	$311,656	$340,107

	March 31,	December 31,
	2014	2013
	(In thousands)
Long-lived assets, at cost:
United States	$464,664	$453,157
France	124,300	123,804
Brazil	79,372	76,524
Germany	64,556	64,258
Netherlands	28,563	27,865
Taiwan	30,458	12,935
China	7,175	7,226
Japan	1,733	1,696
All other countries	219	220
	$801,040	$767,685

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture with JSR Corporation (“JSR”) under the name of Kraton JSR Elastomers K.K. (“KJE”) located in Kashima, Japan. We and JSR separately, but with equal rights, participate in distributions in the sales of the thermoplastic rubber produced by KJE.

The aggregate amounts of related-party transactions were as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Purchases from related party	$13,787	$12,671

Our due to related party is solely related to our commercial arrangement associated with KJE, which requires payment by each party within 150 days of invoice.

14. Variable Interest Entity

The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2014 and December 31, 2013 for Kraton Formosa Polymers Corporation, our 50/50 joint venture with Formosa Petrochemical Corporation, before intercompany eliminations.

	March 31,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	54,690	66,816
Other current assets	386	256
Property, plant and equipment	30,425	12,912
Intangible assets	9,948	10,094
Other long-term assets	574	462
Total assets	$96,023	$90,540
Current liabilities	15,940	8,724
Total liabilities	$15,940	$8,724

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2014

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6	$936	$96,377	$—	$97,319
Receivables, net of allowances of $402	—	380	56,467	94,001	—	150,848
Inventories of products	—	13	192,991	150,507	—	343,511
Inventories of materials and supplies	—	—	9,128	2,133	—	11,261
Deferred income taxes	—	—	3,953	5,811	—	9,764
Other current assets	—	4,103	772	15,359	—	20,234
Total current assets	—	4,502	264,247	364,188	—	632,937
Property, plant and equipment, less accumulated depreciation of $367,223	—	53,378	237,729	142,710	—	433,817
Intangible assets, less accumulated amortization of $81,489	—	51,080	4,616	0	—	55,696
Investment in consolidated subsidiaries	530,553	1,319,720	—	—	(1,850,273)	—
Investment in unconsolidated joint venture	—	813	—	12,908	—	13,721
Debt issuance costs	—	5,675	1,730	1,237	—	8,642
Deferred income taxes	—	510	—	942	—	1,452
Other long-term assets	—	189	542,403	74,588	(591,442)	25,738
Total assets	$530,553	$1,435,867	$1,050,725	$596,573	$(2,441,715)	$1,172,003
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$2,996	$—	$—	$2,996
Accounts payable-trade	—	1,875	33,050	66,394	—	101,319
Other payables and accruals	—	15,703	12,439	15,114	—	43,256
Deferred income taxes	—	—	—	183	—	183
Due to related party	—	—	—	26,295	—	26,295
Total current liabilities	—	17,578	48,485	107,986	—	174,049
Long-term debt, net of current portion	—	350,949	1,026	—	—	351,975
Deferred income taxes	—	10,032	3,952	4,248	—	18,232
Other long-term liabilities	—	527,564	64,516	75,967	(591,442)	76,605
Total liabilities	—	906,123	117,979	188,201	(591,442)	620,861
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; non issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,774 shares issued and outstanding	328	—	—	—	—	328
Additional paid in capital	367,307	—	—	—	—	367,307
Member's equity	—	530,553	968,721	350,999	(1,850,273)	—
Retained earnings	162,918	—	—	—	—	162,918
Accumulated other comprehensive income (loss)	—	(809)	(35,975)	17,331	—	(19,453)
Kraton stockholders' and member's equity	530,553	529,744	932,746	368,330	(1,850,273)	511,100
Noncontrolling interest	—	—	—	40,042	—	40,042
Total stockholders' and member's equity	530,553	529,744	932,746	408,372	(1,850,273)	551,142
Total liabilities and stockholders' and member's equity	$530,553	$1,435,867	$1,050,725	$596,573	$(2,441,715)	$1,172,003

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,792	$164,080	$—	$175,872
Receivables, net of allowances of $315	—	80	45,971	83,305	—	129,356
Inventories of products	—	—	176,823	151,949	—	328,772
Inventories of materials and supplies	—	—	8,898	2,049	—	10,947
Deferred income taxes	—	—	3,952	3,644	—	7,596
Other current assets	—	2,071	1,541	17,053	—	20,665
Total current assets	—	2,151	248,977	422,080	—	673,208
Property, plant and equipment, less accumulated depreciation of $353,428	—	47,157	241,650	125,450	—	414,257
Intangible assets, less accumulated amortization of $78,784	—	34,208	23,280	—	—	57,488
Investment in consolidated subsidiaries	534,742	1,325,811	—	—	(1,860,553)	—
Investment in unconsolidated joint venture	—	813	—	13,261	—	14,074
Debt issuance costs	—	6,000	1,874	1,339	—	9,213
Deferred income taxes	—	536	—	790	—	1,326
Other long-term assets	—	612	563,305	108,393	(647,079)	25,231
Total assets	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Accounts payable-trade	$—	$104	$48,259	$67,373	$—	$115,736
Other payables and accruals	—	7,875	25,970	20,694	—	54,539
Deferred income taxes	—	—	—	182	—	182
Due to related party	—	—	—	24,603	—	24,603
Total current liabilities	—	7,979	74,229	112,852	—	195,060
Long-term debt, net of current portion	—	350,989	—	—	—	350,989
Deferred income taxes	—	10,553	3,953	3,853	—	18,359
Other long-term liabilities	—	513,560	64,394	145,116	(647,079)	75,991
Total liabilities	—	883,081	142,576	261,821	(647,079)	640,399
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; non issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,547 shares issued and outstanding	325	—	—	—	—	325
Additional paid in capital	363,590	—	—	—	—	363,590
Member's equity	—	534,742	972,485	353,326	(1,860,553)	—
Retained earnings	170,827	—	—	—	—	170,827
Accumulated other comprehensive income (loss)	—	(535)	(35,975)	15,258	—	(21,252)
Kraton stockholders' and member's equity	534,742	534,207	936,510	368,584	(1,860,553)	513,490
Noncontrolling interest	—	—	—	40,908	—	40,908
Total stockholders' and member's equity	534,742	534,207	936,510	409,492	(1,860,553)	554,398
Total liabilities and stockholders' and member's equity	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$156,838	$191,192	$(36,374)	$311,656
Cost of goods sold	—	(15,114)	127,201	178,870	(36,374)	254,583
Gross profit	—	15,114	29,637	12,322	—	57,073
Operating expenses:
Research and development	—	4,499	454	3,344	—	8,297
Selling, general and administrative	—	26,696	88	7,434	—	34,218
Depreciation and amortization	—	5,537	7,171	3,701	—	16,409
Total operating expenses	—	36,732	7,713	14,479	—	58,924
Earnings (loss) in consolidated subsidiaries	(8,194)	19,185	—	—	(10,991)	—
Earnings of unconsolidated joint venture	—	—	—	117	—	117
Interest expense (income), net	—	6,255	125	(42)	—	6,338
Income (loss) before income taxes	(8,194)	(8,688)	21,799	(1,998)	(10,991)	(8,072)
Income tax expense (benefit)	—	(494)	3	613	—	122
Consolidated net income (loss)	(8,194)	(8,194)	21,796	(2,611)	(10,991)	(8,194)
Net loss attributable to noncontrolling interest	—	—	—	(285)	—	(285)
Net income (loss) attributable to Kraton	$(8,194)	$(8,194)	$21,796	$(2,326)	$(10,991)	$(7,909)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$177,582	$203,551	$(41,026)	$340,107
Cost of goods sold	—	1,733	148,119	171,370	(41,026)	280,196
Gross profit (loss)	—	(1,733)	29,463	32,181	—	59,911
Operating expenses:
Research and development	—	—	4,343	3,570	—	7,913
Selling, general and administrative	—	2	18,971	7,141	—	26,114
Depreciation and amortization	—	4,079	7,534	3,485	—	15,098
Total operating expenses	—	4,081	30,848	14,196	—	49,125
Earnings (loss) in consolidated subsidiaries	(3,824)	17,786	—	—	(13,962)	—
Earnings of unconsolidated joint venture	—	—	—	134	—	134
Interest expense (income), net	—	15,890	(3,576)	984	—	13,298
Income (loss) before income taxes	(3,824)	(3,918)	2,191	17,135	(13,962)	(2,378)
Income tax expense (benefit)	—	(94)	11	1,529	—	1,446
Consolidated net income (loss)	(3,824)	(3,824)	2,180	15,606	(13,962)	(3,824)
Net loss attributable to noncontrolling interest	—	—	—	(76)	—	(76)
Net income (loss) attributable to Kraton	$(3,824)	$(3,824)	$2,180	$15,682	$(13,962)	$(3,748)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(8,194)	$(8,194)	$21,796	$(2,326)	$(10,991)	$(7,909)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	(274)	—	2,073	—	1,799
Other comprehensive income (loss), net of tax	—	(274)	—	2,073	—	1,799
Comprehensive income (loss) attributable to Kraton	(8,194)	(8,468)	21,796	(253)	(10,991)	(6,110)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(866)	—	(866)
Consolidated comprehensive income (loss)	$(8,194)	$(8,468)	$21,796	$(1,119)	$(10,991)	$(6,976)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(3,824)	$(3,824)	$2,180	$15,682	$(13,962)	$(3,748)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	(106)	—	(9,165)	—	(9,271)
Unrealized gain of interest rate swap, net of tax of $0	—	837	—	—	—	837
Unrealized loss of net investment hedge, net of tax of $0	—	(225)	—	—	—	(225)
Other comprehensive income (loss), net of tax	—	506	—	(9,165)	—	(8,659)
Comprehensive income (loss) attributable to Kraton	(3,824)	(3,318)	2,180	6,517	(13,962)	(12,407)
Comprehensive income attributable to noncontrolling interest	—	—	—	224	—	224
Consolidated comprehensive income (loss)	$(3,824)	$(3,318)	$2,180	$6,741	$(13,962)	$(12,183)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(2,567)	$7,997	$(59,017)	$—	$(53,587)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	3,100	—	—	(3,100)	—
Purchase of property, plant and equipment	—	—	(12,313)	(7,872)	—	(20,185)
Purchase of software and other intangibles	—	(1,062)	—	—	—	(1,062)
Net cash provided by (used in) investing activities	—	2,038	(12,313)	(7,872)	(3,100)	(21,247)
Cash flows provided by (used in) financing activities:
Capital lease payments	—	—	(3,011)	—	—	(3,011)
Purchase of treasury stock	(429)	—	—	—	—	(429)
Cash contributions from member	—	—	(429)	—	429	—
Cash distributions to member	(106)	535	—	—	(429)	—
Proceeds from the exercise of stock options	535	—	—	—	—	535
Payments on intercompany loans	—	—	(3,100)	—	3,100	—
Net cash provided by (used in) financing activities	—	535	(6,540)	—	3,100	(2,905)
Effect of exchange rate differences on cash	—	—	—	(814)	—	(814)
Net increase (decrease) in cash and cash equivalents	—	6	(10,856)	(67,703)	—	(78,553)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$6	$936	$96,377	$—	$97,319
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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Three months ended March 31, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$34,273	$(99,572)	$44,525	$—	$(20,774)
Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	—	64,517	—	—	(64,517)	—
Purchase of property, plant and equipment	—	—	(4,060)	(10,395)	—	(14,455)
Purchase of software and other intangibles	—	—	(641)	(66)	—	(707)
Settlement of net investment hedge	—	(2,225)	—	—	—	(2,225)
Net cash provided by (used in) investing activities	—	62,292	(4,701)	(10,461)	(64,517)	(17,387)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	40,000	—	—	40,000
Repayments of debt	—	(96,875)	—	—	—	(96,875)
Capital lease payments	—	—	(950)	—	—	(950)
Cash contributions from member	—	310	—	—	(310)	—
Cash distributions to member	(310)	—	—	—	310	—
Contribution from noncontrolling interest	—	—	—	15,174	—	15,174
Proceeds from the exercise of stock options	310	—	—	—	—	310
Debt issuance costs	—	—	(1,870)	(1,247)	—	(3,117)
Proceeds from (repayments of) intercompany loans	—	—	33,336	(97,853)	64,517	—
Net cash provided by (used in) financing activities	—	(96,565)	70,516	(83,926)	64,517	(45,458)
Effect of exchange rate differences on cash	—	—	—	(3,429)	—	(3,429)
Net decrease in cash and cash equivalents	—	—	(33,757)	(53,291)	—	(87,048)
Cash and cash equivalents, beginning of period	—	—	80,903	142,263	—	223,166
Cash and cash equivalents, end of period	$—	$—	$47,146	$88,972	$—	$136,118

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

16. Subsequent Events

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than those disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2013. This discussion contains forward-looking statements and involves numerous risks, assumptions and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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

Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than less differentiated products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.”

Our products are found in many everyday applications, including personal care products, such as disposable diapers, and in the rubberized grips of toothbrushes, razor blades and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as, flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life.

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

We have a portfolio of innovations at various stages of development and commercialization, including

—	polyvinyl chloride alternatives for wire and cable, and medical applications;
—	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;
—	highly-modified asphalt (“HiMA”) for high-performance paving applications;
—	NEXAR family of membrane polymers for water filtration, heating, ventilation, air conditioning and breathable fabrics; and
—	synthetic cement formulations and other oilfield applications.

Our products are manufactured along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);
—	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and
—	compounds.

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

	Three months ended March 31,
Product Line Sales Revenue:	2014	2013
USBCs	53.1%	57.9%
HSBCs	33.3%	31.8%
Cariflex	11.4%	7.9%
Compounds	2.2%	2.3%
Other	0.0%	0.1%

	Three months ended March 31,
End Use Markets:	2014	2013
Advanced Materials	26.5%	28.4%
Adhesives, Sealants and Coatings	39.6%	38.7%
Paving and Roofing	22.6%	24.9%
Cariflex	11.3%	7.9%
Other	0.0%	0.1%

2014 First Quarter Financial Overview

—	Sales volume was 74.4 kilotons in the first quarter of 2014 compared to 78.2 kilotons in the first quarter of 2013.
—	Sales revenue was $311.7 million in the first quarter of 2014 compared to $340.1 million in the first quarter of 2013.
—

Gross profit was $57.1 million in the first quarter of 2014 compared to $59.9 million in the first quarter of 2013. Gross profit at estimated current replacement cost (“ECRC”) was $53.0 million in the first quarter of 2014 compared to $60.4 million in the first quarter of 2013.

—

Adjusted EBITDA was $41.5 million in the first quarter of 2014 compared to $28.7 million in the first quarter of 2013. Adjusted EBITDA at ECRC was $37.5 million in the first quarter of 2014 compared to $29.2 million in the first quarter of 2013.

—

Net loss attributable to Kraton was $(7.9) million or $(0.24) per diluted share in the first quarter of 2014 compared to net loss of $(3.7) million or $(0.12) per diluted share in the first quarter of 2013. Diluted loss per share was impacted by items that are discussed further in Net loss attributable to Kraton.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products. On a FIFO basis, these monomers together represented approximately $128.0 million and $162.3 million or 50.3% and 57.9% of our total cost of goods sold for the three months ended March 31, 2014 and 2013, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue are impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices because we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for each of these monomers decreased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

We use the first-in, first-out (FIFO) basis of accounting for inventory and cost of goods sold and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

—	In the three months ended March 31, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $4.0 million; and
—	In the three months ended March 31, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $0.5 million.

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

We generated our sales revenue from customers located in the following regions.

	Three months ended March 31,
Revenue by Geography:	2014	2013
Americas	41.2%	41.9%
Europe, Middle East and Africa	35.4%	37.2%
Asia Pacific	23.4%	20.9%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $1.4 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The primary driver for the increase in our pre-tax losses was the change in foreign currency exchange rates between the Brazilian Real and U.S. dollar and the Japanese Yen and U.S. dollar, for the three months ended March 31, 2014 and 2013, respectively.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market and generally result in higher sales volumes into this end use market in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Combination with SBC Business of LCY

As previously announced, on January 28, 2014, we and two wholly-owned subsidiaries entered into a definitive agreement with LCY and a wholly-owned subsidiary of LCY (together with LCY, the “LCY Parties”) to combine with the SBC business of LCY. LCY’s SBC business operates through facilities located in Taiwan, Huizhou, China and Baytown, Texas. LCY will remain as a separate company following the combination and continue to operate its other lines of business following the closing.

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

The closing of the transactions is subject to approval by the stockholders of our company, receipt of certain regulatory approvals and other conditions. The stockholders of LCY approved the transactions pursuant to a stockholder vote held on March 31, 2014. Closing of the transactions is expected to occur in the fourth quarter of 2014. Upon and after closing, the name of UK Holdco will be Kraton Performance Polymers plc, and the shares will be listed on the NYSE.

After the closing of the transactions, the UK Holdco Board will consist of fourteen directors, consisting of seven LCY-designated directors and seven directors that currently serve on our board of directors. Our chairman of the board of directors, Dan Smith, will be the initial chairman of the UK Holdco Board upon the closing, and it is anticipated he will serve in that position for two years following the closing. The chairman for the next two years will be selected by the LCY designees on the UK Holdco Board, and thereafter the chairman will be selected by the full UK Holdco Board. Kevin M. Fogarty, our current chief executive officer, will serve as chief executive officer of UK Holdco upon the closing. See “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 for a discussion of certain risks and uncertainties relating to the LCY Combination.

Production downtime. In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France experienced an operating disruption resulting from a small fire which impacted one of the production lines at this facility. We have incurred $13.0 million of costs resulting from these events in the three months ended March 31, 2014.

Outlook

We currently estimate that our results in the second quarter of 2014 will reflect a positive spread between FIFO and ECRC of approximately $6.0 million.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales Revenue

Sales revenue was $311.7 million on sales volumes of 74.4 kilotons for the three months ended March 31, 2014 compared to $340.1 million on sales volumes of 78.2 kilotons for the three months ended March 31, 2013. Sales revenue declined $28.5 million or 8.4% compared to the first quarter 2013, with $18.8 million of the decrease attributable to a reduction in global product sales prices associated with lower average raw material costs and $9.4 million resulting from lower sales volumes.

With respect to sales revenue in each of our end use markets:

—

Advanced Materials sales revenue was $82.7 million for the three months ended March 31, 2014 compared to $96.6 million for the three months ended March 31, 2013. The $13.9 million or 14.4% revenue decline (a decline of $14.4 million or 14.9% excluding a $0.5 million positive effect from currency fluctuations) was due to a 9.4% decline in sales volumes and, to a lesser extent, lower average selling prices reflective of lower raw material costs, primarily butadiene.  The sales volume decline was primarily due to lower volume in consumer and personal care applications. However, innovation sales volumes were up, reflecting a trend Kraton has experienced over the past year of increasing demand for innovative USBC-based solutions as an alternative for HSBC-based solutions for certain personal care applications.

—

Adhesives, Sealants and Coatings sales revenue was $123.3 million for the three months ended March 31, 2014 compared to $131.5 million for the three months ended March 31, 2013. The $8.2 million or 6.3% revenue decline (a decline of $7.4 million or 5.7% excluding a $0.8 million negative effect from currency fluctuations) was due to a 3.2% decline in sales volumes and lower average selling prices, reflective of lower raw material costs. The decline in volume was primarily due to lower sales into industrial and pressure sensitive adhesive applications, the latter in part, reflecting the impact of production outages during the first quarter of 2014 at the Belpre facility. These declines were partially offset by increased sales into lubricant additive applications.

—

Paving and Roofing sales revenue was $70.3 million for the three months ended March 31, 2014 compared to $84.7 million for the three months ended March 31, 2013. The $14.4 million or 17.0% revenue decline (a decline of $14.6 million or 17.2% excluding a $0.2 million positive effect from currency fluctuations) was due to an 8.0% decline in sales volumes and lower average selling prices reflective of lower raw material costs, primarily butadiene. Growth in European roofing applications partially offset volume declines in paving applications, principally in Europe, and to a lesser extent, North America. These declines were partially attributable to the production outages in the quarter.

—

CariflexTM sales revenue was $35.4 million for the three months ended March 31, 2014 compared to $27.0 million for the three months ended March 31, 2013. The $8.3 million or 30.8% revenue increase was primarily due to a 35.6% increase in sales volumes, mainly in the surgical glove market and other medical and innovation applications.

Cost of Goods Sold

Cost of goods sold was $254.6 million for the three months ended March 31, 2014 compared to $280.2 million for the three months ended March 31, 2013. The $25.6 million or 9.1% decrease was driven largely by a $26.4 million reduction in raw material costs, partially offset by higher costs including $12.4 million associated with the weather-related production downtime at our Belpre, Ohio facility and an operating disruption from a small fire at our Berre, France facility in the first quarter of 2014.

Gross Profit

Gross profit was $57.1 million for the three months ended March 31, 2014 compared to $59.9 million for the three months ended March 31, 2013, a decrease of $2.8 million or 4.7%. Gross profit as a percentage of sales revenue was 18.3% and 17.6% for the three months ended March 31, 2014 and 2013, respectively. Gross profit includes the $12.4 million negative impact associated with the production downtime. Lower cost of raw materials aggregating $26.4 million more than offset the $18.8 million reduction in global selling prices. Adjusting for the $4.0 million positive spread between FIFO and ECRC in the first quarter 2014 and the negative spread of $0.5 million in the first quarter 2013, gross profit at ECRC was $53.0 million in the first quarter 2014 compared to $60.4 million in the first quarter 2013.

Operating Expenses

—

Research and Development. Research and development expenses were $8.3 million for the three months ended March 31, 2014 compared to $7.9 million for the three months ended March 31, 2013, an increase of $0.4 million or 4.9% primarily due to an increase in employee related costs. Research and development expenses were 2.7% and 2.3% of sales revenue for the three months ended March 31, 2014 and 2013, respectively.

—

Selling, General and Administrative. Selling, general and administrative expenses were $34.2 million for the three months ended March 31, 2014 compared to $26.1 million for the three months ended March 31, 2013, an increase of $8.1 million or 31.0% primarily due to $9.2 million of professional fees and other costs related to the proposed combination with the SBC Business of LCY and $0.6 million in costs related to production downtime at our Belpre, Ohio facility, partially offset by a $1.7 million decrease in other costs, primarily employee related costs. Selling, general and administrative expenses were 11.0% and 7.7% of sales revenue for the three months ended March 31, 2014 and 2013, respectively.

—

Depreciation and Amortization. Depreciation and amortization was $16.4 million for the three months ended March 31, 2014 compared to $15.1 million for the three months ended March 31, 2013, an increase of $1.3 million or 8.7%.

Interest expense, net

Interest expense, net was $6.3 million for the three months ended March 31, 2014 compared to $13.3 million for the three months ended March 31, 2013, a decrease of $7.0 million or 52.3%. The decrease was due to charges aggregating $5.7 million incurred in connection with our March 2013 refinancing and lower outstanding indebtedness.

Income tax expense

Our income tax expense was $0.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.  Our effective tax rate was (1.5)% and (60.8)% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and changes in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013, a valuation allowance of $90.5 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.5 million for the three months ended March 31, 2014, primarily due to current period net operating losses. We increased our valuation allowance by $7.4 million for the three months ended March 31, 2013, of which $7.6 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been 4.2% and 259.4% benefit for the three months ended March 31, 2014 and 2013, respectively.

Net loss attributable to Kraton

Net loss attributable to Kraton was $(7.9) million or $(0.24) per diluted share for the three months ended March 31, 2014, an increase in net loss of $4.2 million compared to net loss of $(3.7) million or $(0.12) per diluted share for the three months ended March 31, 2013.

Net loss for the three months ended March 31, 2014 included the following items, net of tax:

—	Restructuring and other charges of $0.4 million or $0.01 per diluted share
—	Fees related to the proposed combination with the SBC Business of LCY of $9.2 million or $0.28 per diluted share
—	Production downtime at our Belpre, Ohio and Berre, France facilities of $13.0 million or $0.40 per diluted share
—	Start-up charges related to the joint venture with FPCC of $0.4 million or $0.01 per diluted share, partially offset by a
—	Positive spread between FIFO and ECRC of $4.0 million or $0.12 per diluted share

Net loss for the three months ended March 31, 2013 included the following items, net of tax:

—	Charges associated with the credit facility refinancing of $5.7 million or $0.18 per diluted share
—	Negative spread between FIFO and ECRC of $0.5 million or $0.02 per diluted share

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at estimated current replacement cost (ECRC) and Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance including period-to-period comparisons and/or that of other companies in our industry. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA at ECRC, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three months ended March 31,
	2014	2013
	(In thousands)
EBITDA (1)	$14,675	$26,018
Adjusted EBITDA (2)	$41,518	$28,677
Adjusted EBITDA at ECRC (3)	$37,494	$29,184
Gross Profit at ECRC (3)	$53,049	$60,418

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.
Limitations for EBITDA as an analytical tool include the following:
—	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
—	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
—	EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest payments, on our debt;
—

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and EBITDA does not reflect any cash requirements for such replacements;

—

EBITDA calculation under the terms of our debt agreements may vary from EBITDA presented herein, and our presentation of EBITDA herein is not for purposes of assessing compliance or non-compliance with financial covenants under our debt agreements;

—	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure; and
—	EBITDA is not a measure of discretionary cash available to us to invest in the growth of our business.
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

(3)

Adjusted EBITDA at ECRC is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit, and Gross Profit at ECRC under both our FIFO convention and under estimated current replacement cost. As an analytical tool, Adjusted EBITDA at ECRC is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

—

due to volatility in raw material prices, Adjusted EBITDA at ECRC may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with US GAAP; and

—

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

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.

We reconcile Gross Profit to Gross Profit at ECRC as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Gross profit	$57,073	$59,911
Add (deduct):
Spread between FIFO and ECRC	(4,024)	507
Gross profit at ECRC	$53,049	$60,418

We reconcile consolidated net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net loss attributable to Kraton	$(7,909)	$(3,748)
Net loss attributable to noncontrolling interest	(285)	(76)
Consolidated net loss	(8,194)	(3,824)
Add:
Interest expense, net	6,338	13,298
Income tax expense	122	1,446
Depreciation and amortization expenses	16,409	15,098
EBITDA	14,675	26,018
Add:
Restructuring and other charges (a)	521	55
Transaction and acquisition related costs (b)	9,236	81
Production downtime (c)	13,013	—
Asia JV (d)	459	—
Non-cash compensation expense (e)	3,614	2,523
Adjusted EBITDA	41,518	28,677
Add (deduct):
Spread between FIFO and ECRC	(4,024)	507
Adjusted EBITDA at ECRC	$37,494	$29,184

(a)	Severance expenses which are primarily recorded in cost of goods sold in 2014 and in selling, general and administrative expenses in 2013.
(b)

In 2014, primarily professional fees related to our proposed combination with the styrenic block copolymer business of LCY Chemical Corp., which are recorded in selling, general and administrative expenses.

(c)

Production downtime at our Belpre, Ohio and Berre, France facilities, of which, $12.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(d)	Startup costs related to the joint venture company, Kraton Formosa Polymers Corporation, which are recorded in selling, general and administrative expenses.
(e)

For the three months ended March 31, 2014, $3.1 million is recorded in selling, general and administrative expenses, $0.3 million is recorded in research and development expenses, and $0.2 million is recorded in cost of goods sold. In 2013, all non-cash compensation expenses were recorded in selling, general and administrative expenses.

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

The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities.  If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the Senior Secured Credit Facilities contain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the Senior Secured Credit Facilities at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness.

Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of such date, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively.

At March 31, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

Consummation of our pending transaction with LCY would constitute a change of control under the indenture governing our 6.75% senior notes, which would result in an event of default under the Senior Secured Credit Facilities. Under the combination agreement with LCY, it is a condition to the parties’ obligations to close the transaction that we obtain the necessary consent such that the combination with the SBC business of LCY will not result in an event of default under our Senior Secured Credit Facilities. We intend to seek the consent of our bond holders such that the combination with the SBC business would not constitute a change of control under the indenture and to satisfy the closing condition.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At March 31, 2014, we had $97.3 million of cash and cash equivalents, which includes $54.7 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of March 31, 2014, our available borrowing capacity was $213.3 million of which $0 million was drawn and as of the date of this filing, our available borrowing capacity was $227.8 million, of which $0 million was drawn. Excluding the $54.7 million of KFPC cash, our liquidity at March 31, 2014 amounted to $255.9 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities and our 6.75% Senior Notes, see “—Senior Secured Credit Facilities and 6.75% Senior Notes due in 2019—” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $1.4 million to our pension plan in the three months ended March 31, 2014 and $1.2 million for the three months ended March 31, 2013. We expect our total pension plan contributions for the year ended December 31, 2014 to be $7.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2014, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2015 and beyond.

As of March 31, 2014, we had $96.2 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $6.6 million at March 31, 2014. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the joint venture with FPCC depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 for further discussion.

Operating Cash Flows and Liquidity

Due to the seasonal nature of portions of our business, we generally use cash in operating activities in the first quarter. In the first quarter of 2014 and 2013, cash used in operating activities totaled $53.6 million and $20.8 million, respectively. The decline in operating cash flow in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of the timing of payments of current liabilities and the decline in earnings, partially offset by the effect of sales volume and revenue per ton, which resulted in a smaller increase in accounts receivable in 2014 as compared to 2013.

Investing Cash Flows

Net cash used in investing activities totaled $21.2 million for the three months ended March 31, 2014 and $17.4 million for the three months ended March 31, 2013.

Expected Capital Expenditures. We currently expect 2014 capital expenditures, excluding capital expenditures by the joint venture with FPCC, will be approximately $75.0 million to $80.0 million. Included in this estimate is approximately $29.4 million to comply with the MACT rule, and approximately $16.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2014 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.

We currently anticipate the total FPCC joint venture project construction cost will be at least $200.0 million. We currently estimate that the joint venture’s 2014 capital expenditures will be approximately $110.0 million to $120.0 million. We and FPCC intend to pursue opportunities to obtain debt financing for project costs at the joint venture level. Based on our current assumptions with respect to final project cost, timing and the extent to which the project can be funded through third-party debt financing, we estimate our share of the funding for the joint venture will be approximately $50.0 million of which $41.6 million has been funded through March 31, 2014.

Financing Cash Flows

Our consolidated capital structure as of March 31, 2014 and December 31, 2013 was approximately 57% equity, 39% debt and 4% noncontrolling interest.

Net cash used in financing activities totaled $2.9 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $45.5 million for the three months ended March 31, 2013, representing a period-over-period increase in cash from financing activities of $42.6 million. In the first quarter of 2013, we repaid $96.9 million remaining principal balance of term loans and received $15.2 million from FPCC, which represents their portion of the equity investment in the joint venture.

Contractual Commitments

Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the period ended December 31, 2013.There have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of March 31, 2014, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2013. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2014, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties in our most recent Annual Report on Form 10-K, are not the only risks that we face. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected.

Item 6.	Exhibits.

Exhibit Number
2.1	Combination Agreement, dated as of January 28, 2014 (incorporated by reference to Exhibit 2.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)
10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)
10.2

Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.3

Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.4

Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.5

Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.6

Form of Kraton Performance Polymers, Inc. Special Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
99.1	Form of Shareholder Agreement (incorporated by reference to Exhibit 99.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)
101*

The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.
Date:	May 1, 2014	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	May 1, 2014	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Vice President and Chief Financial Officer