Form 10-Q
period 2014-06-30
Kraton Performance Polymers, Inc.
filed 2014-07-31
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 25, 2014: 32,798,667.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended June 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; our proposed combination with the styrenic block copolymer (“SBC”) business of LCY Chemical Corp. (“LCY”) and, expected synergies and other benefits therefrom and costs associated therewith; our ability to obtain a consent under the indenture governing our 6.75% senior notes in connection with our proposed combination with the SBC business of LCY; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2014 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to ensure full access to our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2014; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

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

This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Kraton and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$65,891	$175,872
Receivables, net of allowances of $413 and $315	151,780	129,356
Inventories of products	351,743	328,772
Inventories of materials and supplies	11,411	10,947
Deferred income taxes	10,392	7,596
Other current assets	25,435	20,665
Total current assets	616,652	673,208
Property, plant and equipment, less accumulated depreciation of $380,683 and $353,428	441,156	414,257
Intangible assets, less accumulated amortization of $84,244 and $78,784	53,925	57,488
Investment in unconsolidated joint venture	13,784	14,074
Debt issuance costs	8,083	9,213
Deferred income taxes	1,459	1,326
Other long-term assets	26,287	25,231
Total assets	$1,161,346	$1,194,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,534	$0
Accounts payable-trade	79,488	115,736
Other payables and accruals	46,910	54,539
Deferred income taxes	175	182
Due to related party	20,658	24,603
Total current liabilities	148,765	195,060
Long-term debt, net of current portion	351,912	350,989
Deferred income taxes	17,527	18,359
Other long-term liabilities	76,398	75,991
Total liabilities	594,602	640,399
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,799 shares issued and outstanding at June 30, 2014; 32,547 shares issued and outstanding at December 31, 2013	328	325
Additional paid in capital	370,150	363,590
Retained earnings	174,061	170,827
Accumulated other comprehensive loss	(18,316)	(21,252)
Total Kraton stockholders' equity	526,223	513,490
Noncontrolling interest	40,521	40,908
Total equity	566,744	554,398
Total liabilities and equity	$1,161,346	$1,194,797

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales revenue	$323,767	$334,543	$635,423	$674,650
Cost of goods sold	251,687	274,682	506,270	554,878
Gross profit	72,080	59,861	129,153	119,772
Operating expenses:
Research and development	7,999	8,446	16,296	16,359
Selling, general and administrative	28,280	25,004	62,498	51,118
Depreciation and amortization	16,669	15,741	33,078	30,839
Total operating expenses	52,948	49,191	111,872	98,316
Earnings of unconsolidated joint venture	127	121	244	255
Interest expense, net	6,230	5,909	12,568	19,207
Income before income taxes	13,029	4,882	4,957	2,504
Income tax expense	2,161	905	2,283	2,351
Consolidated net income	10,868	3,977	2,674	153
Net income (loss) attributable to noncontrolling interest	(275)	148	(560)	72
Net income attributable to Kraton	$11,143	$3,829	$3,234	$81
Earnings per common share:
Basic	$0.34	$0.12	$0.10	$0.00
Diluted	$0.33	$0.12	$0.10	$0.00
Weighted average common shares outstanding:
Basic	32,268	32,073	32,215	32,068
Diluted	32,777	32,378	32,690	32,391

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to Kraton	$11,143	$3,829	$3,234	$81
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	1,137	(3,975)	2,936	(13,246)
Realized gain from interest rate swap, net of tax of $0	—	—	—	837
Unrealized loss from net investment hedge, net of tax of $0	—	—	—	(225)
Other comprehensive income (loss), net of tax	1,137	(3,975)	2,936	(12,634)
Comprehensive income (loss) attributable to Kraton	12,280	(146)	6,170	(12,553)
Comprehensive income (loss) attributable to noncontrolling interest	479	(291)	(387)	(67)
Consolidated comprehensive income (loss)	$12,759	$(437)	$5,783	$(12,620)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$—	$492,215
Net income	—	—	81	—	81	72	153
Other comprehensive loss	—	—	—	(12,634)	(12,634)	(139)	(12,773)
Consolidation of variable interest entity	—	—	—	—	—	15,174	15,174
Exercise of stock options	2	308	—	—	310	—	310
Non-cash compensation related to equity awards	—	4,530	—	—	4,530	—	4,530
Balance at June 30, 2013	$325	$359,795	$171,526	$(47,144)	$484,502	$15,107	$499,609
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	3,234	—	3,234	(560)	2,674
Other comprehensive income	—	—	—	2,936	2,936	173	3,109
Retired treasury stock	—	(667)	—	—	(667)	—	(667)
Exercise of stock options	1	1,035	—	—	1,036	—	1,036
Non-cash compensation related to equity awards	2	6,192	—	—	6,194	—	6,194
Balance at June 30, 2014	$328	$370,150	$174,061	$(18,316)	$526,223	$40,521	$566,744

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,674	$153
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Depreciation and amortization	33,078	30,839
Amortization of debt premium	(80)	(76)
Amortization of debt issuance costs	1,108	6,304
Gain on property, plant and equipment	(16)	(115)
Earnings from unconsolidated joint venture, net of dividends received	243	167
Deferred income tax benefit	(3,565)	(1,531)
Share-based compensation	6,194	4,530
Increase in:
Accounts receivable	(21,728)	(42,338)
Inventories of products, materials and supplies	(22,639)	(1,224)
Other assets	(4,827)	(1,818)
Increase (decrease) in:
Accounts payable-trade	(34,610)	(1,836)
Other payables and accruals	(2,921)	(8,880)
Other long-term liabilities	408	3,188
Due to related party	(4,877)	8,188
Net cash used in operating activities	(51,558)	(4,449)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(52,975)	(34,742)
Purchase of software and other intangibles	(1,789)	(1,945)
Settlement of net investment hedge	—	(2,225)
Net cash used in investing activities	(54,764)	(38,912)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	24,000	40,000
Repayments of debt	(24,000)	(136,875)
Capital lease payments	(4,495)	(950)
Contribution from noncontrolling interest	—	15,174
Purchase of treasury stock	(667)	—
Proceeds from the exercise of stock options	1,036	310
Debt issuance costs	—	(4,794)
Net cash used in financing activities	(4,126)	(87,135)
Effect of exchange rate differences on cash	467	(4,001)
Net decrease in cash and cash equivalents	(109,981)	(134,497)
Cash and cash equivalents, beginning of period	175,872	223,166
Cash and cash equivalents, end of period	$65,891	$88,669
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$8,665	$5,463
Cash paid during the period for interest, net of capitalized interest	$11,487	$13,170
Capitalized interest	$1,352	$1,940
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$3,142	$5,298
Asset acquired through capital lease	$7,033	$2,900

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

We have a portfolio of innovations at various stages of development and commercialization, including

—	polyvinyl chloride alternatives for wire and cable and medical applications;
—	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;
—	highly-modified asphalt (“HiMA”) for high-performance paving applications;
—	NEXAR family of membrane polymers for water filtration, heating, ventilation, air conditioning and breathable fabrics; and
—	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.

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

New Accounting Standard

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  The standard is effective for public entities for annual and interim periods beginning after December 15, 2016.  Early adoption is not permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.6 million and $2.0 million for the three months ended June 30, 2014 and 2013, respectively, and $6.2 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

4. Detail of Certain Balance Sheet Accounts

	June 30,	December 31,
	2014	2013
	(In thousands)
Inventories of products:
Finished products	$271,187	$246,758
Work in progress	6,148	5,384
Raw materials	74,408	76,630
Total inventories of products	$351,743	$328,772
Other payables and accruals:
Employee related	$14,980	$16,066
Interest payable	$7,980	$7,955
Other	23,950	30,518
Total other payables and accruals	$46,910	$54,539
Other long-term liabilities:
Pension and other postretirement benefits	$57,549	$57,924
Other	18,849	18,067
Total other long-term liabilities	$76,398	$75,991
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$25,694	$22,758
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Pension liability	(42,084)	(42,084)
Total accumulated other comprehensive loss	$(18,316)	$(21,252)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 523,153 and 454,726 for the three months ended June 30, 2014 and 2013, respectively, and 491,612 and 374,965 for the six months ended June 30, 2014 and 2013, respectively. We withheld 9,673 and 25,380 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the three and six months ended June 30, 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.

The computation of diluted EPS includes weighted average restricted share units of 85,808 and 57,591 for the three months ended June 30, 2014 and 2013, respectively, and 76,595 and 47,810 for the six months ended June 30, 2014 and 2013, respectively, and weighted average performance share units of 157,771 and 67,585 for the three months ended June 30, 2014 and 2013, respectively, and 129,971 and 44,061 for the six months ended June 30, 2014 and 2013, respectively.

The computation of diluted EPS also includes stock options added under the treasury stock method, which amounted to 264,537 and 179,640 and 267,818 and 230,605 for the three and six months ended June 30, 2014 and 2013, respectively.

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 841,058 and 872,406 for the three months ended June 30, 2014 and 2013, respectively, and 841,058 and 851,752 for the six months ended June 30, 2014 and 2013, respectively.

The calculations of basic and diluted EPS are as follows:

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$11,143	32,791		$3,829	32,528
Amounts allocated to unvested restricted shares	(178)	(523)		(54)	(455)
Amounts available to common stockholders	10,965	32,268	$0.34	3,775	32,073	$0.12
Diluted:
Amounts allocated to unvested restricted shares	178	523		54	455
Non-participating share units	—	244		—	125
Stock options added under the treasury stock method	—	265		—	180
Amounts reallocated to unvested restricted shares	(175)	(523)		(53)	(455)
Amounts available to stockholders and assumed conversions	$10,968	32,777	$0.33	$3,776	32,378	$0.12

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$3,234	32,707		$81	32,443
Amounts allocated to unvested restricted shares	(49)	(492)		(1)	(375)
Amounts available to common stockholders	3,185	32,215	$0.10	80	32,068	$0.00
Diluted:
Amounts allocated to unvested restricted shares	49	492		1	375
Non-participating share units	—	207		—	92
Stock options added under the treasury stock method	—	268		—	231
Amounts reallocated to unvested restricted shares	(48)	(492)		(1)	(375)
Amounts available to stockholders and assumed conversions	$3,186	32,690	$0.10	$80	32,391	$0.00

6. Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
6.75% unsecured notes	$350,908	$350,989
Capital lease obligation	2,538	—
Total debt	353,446	350,989
Less current portion of total debt	1,534	—
Long-term debt	$351,912	$350,989

Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility (the “U.S. Facility”) and a $100.0 million Dutch senior secured revolving credit facility (the “Dutch Facility,” and together with the U.S. Facility, the “Senior Secured Credit Facilities”). Borrowing under the Senior Secured Credit Facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security.

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

Kraton Polymers U.S. LLC and Kraton Polymers Nederland B.V. are the borrowers under the Senior Secured Credit Facilities, and Kraton Performance Polymers, Inc., Kraton Polymers LLC, Elastomers Holdings LLC and Kraton Polymers Capital Corporation are the guarantors for both the U.S. Facility and the Dutch Facility. In addition, K.P. Global Holdings C.V. and Kraton Polymers Holdings B.V. are guarantors for the Dutch Facility. The Senior Secured Credit Facilities terminate on March 27, 2018; however, we may from time to time request that the lenders extend the maturity of their commitments. Availability under the Senior Secured Credit Facilities is limited to the lesser of the borrowing base and total commitments (less certain reserves).

The Senior Secured Credit Facilities are principally secured by receivables and inventory. The U.S. Facility provides for borrowings in the United States and is secured by assets located in the United States. The Dutch Facility provides for borrowings outside of the United States and is secured by assets located outside of the United States.

Borrowings under the U.S. Facility (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.50% and (3) LIBOR plus 1.0%, or (b) a rate based on LIBOR, in each case plus an applicable margin. U.S. swingline loans shall bear interest at a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.0%, in each case plus an applicable margin.

Borrowings under the Dutch Facility (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded, or (b) a rate based on LIBOR, in each case plus an applicable margin. Dutch swingline loans shall bear interest at a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded.

The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings, and a minimum of 1.5% and maximum of 2.0% for both U.S. and foreign LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter.

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

As of June 30, 2014, our available borrowing capacity was $231.8 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $231.9 million, of which $0.0 million was drawn.

6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture dated February 11, 2011 ($250.0 million senior notes) and supplemental indenture thereto dated March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.

Capital Lease. In January 2014, we entered into a 10 year capital lease with a principal amount of $7.0 million to fund a portion of our capital expenditures.

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2014, are as follows:

Principal Payments
(In thousands)
June 30:
2015	$1,534
2016	90
2017	95
2018	95
Thereafter	350,724
Total debt	$352,538

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issue costs and the accelerated write-off of debt issue costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $10.3 million and $11.4 million (of which $2.2 million and $2.2 million were included in other current assets) as of June 30, 2014 and December 31, 2013, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. We amortized $0.6 million and $0.5 million of debt issuance costs for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.3 million (which excludes the $5.0 million of accelerated amortization) of debt issuance costs for the six months ended June 30, 2014 and 2013, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset	Other long-term assets	$2,010	$2,010	$-	$-

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset	Other long-term assets	$1,908	$1,908	—	—

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts, which we seek to minimize by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring the total value of positions with individual counterparties. In the event of a default by one of our counterparties, we may not receive payments provided for under the terms of our derivatives.

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets - level 1)	$350,908	$369,688	$350,989	$369,250
Capital lease obligation (significant other observable inputs - level 2)	$2,538	$2,538	$—	$—

Financial Instruments

Interest Rate Swap Agreements. In June 2011, we entered into a $75.0 million notional amount interest rate swap agreement with respect to a portion of our outstanding term loans to hedge against interest rate fluctuations on a portion of our variable rate debt, which was designated as a cash flow hedge. This agreement was effective on July 15, 2011 and was set to expire on June 15, 2014. However, on March 27, 2013, in connection with the refinancing of our credit facility, we terminated and settled the interest rate swap agreement, and as a result, recognized $0.7 million of interest expense for the three months ended March 31, 2013. We did not have any interest rate swap agreements in effect during the three and six months ended June 30, 2014.

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” The non-deliverable forward contracts outstanding as of June 30, 2013 had notional amounts of CAD $2.5 million and CAD $1.6 million with settlement dates of September 9, 2013 and October 8, 2013, respectively. These hedges were effective in offsetting our exposure to the CAD and therefore the $0.1 million loss on these hedges was offset by the $0.1 million gain on the exposure associated with the funding of our semi-works facility for the three and six months ended June 30, 2013. We did not have any fair value hedges in place during the three and six months ended June 30, 2014.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a TWD 450.0 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded an aggregate $0.2 million loss in accumulated other comprehensive loss related to the settlement of the effective portion of these contracts during the six months ended June 30, 2013. We did not have any net investment hedges in place during the three and six months ended June 30, 2014.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. The contracts are structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended June 30, 2014 and 2013, we settled these hedges and recorded a loss of $0.2 million and a loss of $0.06 million, respectively, and for the six months ended June 30, 2014 and 2013, we recorded a loss of $0.4 million and a loss of $1.8 million, respectively, which are recorded in cost of goods sold.

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

9. Income Taxes

Our income tax expense was $2.2 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 16.6% and 18.5% for the three months ended June 30, 2014 and 2013, respectively, and 46.1% and 93.9% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, a valuation allowance of $89.8 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.7 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, which represents the utilization of net operating losses. We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2014, primarily due to the utilization of net operating losses. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2013, of which $4.5 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been 21.7% and 81.1% for the three months ended June 30, 2014 and 2013, respectively, and 50.2% and an 88.1% benefit for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, we had total unrecognized tax benefits of $6.9 million and $6.4 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended June 30, 2014 and 2013, we had an increase in uncertain tax positions of $0.2 million and $0.6 million, respectively, and $0.5 million and $1.1 million during the six months ended June 30, 2014 and 2013, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

10. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing R$5.9 million, or $2.7 million (converted at the June 30, 2014 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

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

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

	Six months ended June 30,
	2014	2013
	(In thousands)
Beginning balance	$10,497	$9,837
Accretion expense	271	251
Obligations settled	(46)	—
Foreign currency translation, net	(23)	(63)
Ending Balance	$10,699	$10,025

Production downtime. In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $13.0 million of costs in the six months ended June 30, 2014 associated with these two events, of which $2.4 million is included in other payables and accruals at June 30, 2014 based on management’s estimates of the remaining costs to be incurred. No costs were incurred in the three months ended June 30, 2014.

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans.

The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$647	$762	$1,400	$1,700
Interest cost	1,575	1,385	3,085	2,795
Expected return on plan assets	(1,920)	(1,650)	(3,835)	(3,305)
Amortization of prior service cost	490	858	920	1,865
Net periodic benefit cost	$792	$1,355	$1,570	$3,055

We made contributions of $3.0 million and $2.6 million to our pension plan in the six months ended June 30, 2014 and 2013, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$110	$145	$235	$290
Interest cost	285	293	605	585
Amortization of prior service cost	47	182	160	364
Net periodic benefit cost	$442	$620	$1,000	$1,239

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);
—	Cariflex™ isoprene rubber and isoprene rubber latex; and
—	compounds.

Sales revenue for our product lines is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
USBCs	$181,115	$192,543	$346,636	$389,316
HSBCs	106,178	104,937	209,955	213,031
Cariflex	29,242	29,244	64,605	56,273
Compounds	7,144	7,544	14,044	15,448
Other	88	275	183	582
	$323,767	$334,543	$635,423	$674,650

For geographic reporting, sales revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Sales revenue and long-lived assets by geographic region are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Sales revenue:
United States	$100,956	$100,929	$202,618	$214,237
Germany	39,971	42,304	80,612	85,685
China	20,313	17,503	39,305	36,193
Japan	19,801	20,080	37,482	37,131
Thailand	10,936	10,182	27,184	20,164
Brazil	12,365	12,984	26,508	26,881
Belgium	17,100	12,432	25,286	23,114
France	11,531	11,361	24,010	23,195
United Kingdom	10,268	10,285	18,420	20,759
Italy	7,345	10,927	17,566	23,398
Netherlands	6,259	6,577	13,286	16,214
Malaysia	5,585	7,385	12,067	13,138
Sweden	6,496	5,499	10,921	9,572
Taiwan	6,102	3,493	10,669	9,939
Canada	4,631	4,919	8,664	9,679
Argentina	4,406	4,246	8,596	8,911
Mexico	4,463	4,809	8,210	9,683
South Korea	4,954	3,936	7,895	7,159
Turkey	3,245	5,914	6,552	11,590
Austria	3,635	4,344	6,450	6,070
Poland	2,905	2,385	4,596	3,811
All other countries	20,500	32,049	38,526	58,127
	$323,767	$334,543	$635,423	$674,650

	June 30,	December 31,
	2014	2013
	(In thousands)
Long-lived assets, at cost:
United States	$476,610	$453,157
France	124,000	123,804
Brazil	81,960	76,524
Germany	65,069	64,258
Netherlands	29,697	27,865
Taiwan	35,317	12,935
China	7,196	7,226
Japan	1,770	1,696
All other countries	220	220
	$821,839	$767,685

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the condensed consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $6.8 million and $10.1 million for the three months ended June 30, 2014 and 2013, respectively, and $20.6 million and $22.7 million for the six months ended June 30, 2014 and 2013, respectively.

14. Variable Interest Entity

The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2014 and December 31, 2013 for Kraton Formosa Polymers Corporation (“KFPC”), our 50/50 joint venture with Formosa Petrochemical Corporation, before intercompany eliminations. See Note 16 Subsequent Events, for further discussion related to KFPC.

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	36,498	66,816
Other current assets	1,253	256
Property, plant and equipment	35,264	12,912
Intangible assets	10,136	10,094
Other long-term assets	448	462
Total assets	$83,599	$90,540
Current liabilities	2,557	8,724
Total liabilities	$2,557	$8,724

15. Proposed Business Combination

On January 28, 2014, we executed a definitive agreement to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The combination agreement calls for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that Kraton’s stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.

On June 24, 2014, we provided an update of the first quarter 2014 results for LCY’s SBC business, which were lower than forecasted, and we provided revised financial projections for LCY’s SBC business. As a result of these financial results, the related decline in Kraton’s stock price and negative reactions from our stockholders, on June 30, 2014, we notified LCY that our Board of Directors intends to withdraw its recommendation that Kraton stockholders approve the previously announced combination agreement. Before the Kraton Board changes its recommendation Kraton was required by the combination agreement to provide LCY with at least five business days' written notice of the intention to withdraw or change its recommendation.

Our announcement of the notice to LCY stated that LCY and Kraton may engage in negotiations to determine whether they can mutually agree to changes in the terms of the combination agreement as would enable the Kraton Board to continue to recommend the transaction to Kraton stockholders. Kraton cannot predict whether any such negotiations will result in mutually agreeable changes to the combination agreement. Kraton does not intend to make further public comment regarding the status of any such negotiations unless and until the parties enter into an amendment to the combination agreement effecting such changes, or unless and until Kraton determines that any such negotiations have been abandoned. In either such event, such process may take longer than the minimum five business days provided in the combination agreement. The combination agreement will remain in effect unless and until it is terminated in accordance with its terms.

16. Subsequent Events

On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $182.9 million (converted at the July 17, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan, and to provide funding for working capital requirements and/or general corporate purposes.

The KFPC Loan Agreement is comprised of NTD 4.29 billion, or $142.7 million (converted at the July 17, 2014 exchange rate), to fund KFPC’s capital expenditures and NTD 1.21 billion, or $40.2 million (converted at the July 17, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. The initial term of the KFPC Loan Agreement is five years from the date of the first drawing of loans. To the extent that the first drawing has not occurred within six months from the date of the KFPC Loan Agreement, the term will be five years from expiration of this six-month period. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.

The total outstanding principal amount is payable  in six semi-annual installments with the first payment due upon the expiry of a thirty-month period commencing on the first drawdown date and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments.

The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the secondary market fixing rate in Taiwan Dollar denominated 90 day or 180 day commercial paper, (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.

The KFPC Loan Agreement contains certain financial covenants, including a debt to equity ratio, an interest coverage ratio and a minimum tangible net worth requirement, calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing fifty percent (50%) of the indebtedness.

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions other than the execution of the KFPC Loan Agreement by KFPC disclosed above that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2014.

17. Supplemental Guarantor Information

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2014

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$116	$2,621	$63,154	$—	$65,891
Receivables, net of allowances	—	272	55,412	96,096	—	151,780
Inventories of products	—	(632)	198,806	153,569	—	351,743
Inventories of materials and supplies	—	—	9,281	2,130	—	11,411
Deferred income taxes	—	—	3,953	6,439	—	10,392
Other current assets	—	6,048	607	18,780	—	25,435
Total current assets	—	5,804	270,680	340,168	—	616,652
Property, plant and equipment, less accumulated depreciation	—	50,754	242,622	147,780	—	441,156
Intangible assets, less accumulated amortization	—	49,487	4,853	(415)	—	53,925
Investment in consolidated subsidiaries	544,539	1,365,686	—	—	(1,910,225)	—
Investment in unconsolidated joint venture	—	813	—	12,971	—	13,784
Debt issuance costs	—	5,371	1,586	1,126	—	8,083
Deferred income taxes	—	482	—	977	—	1,459
Other long-term assets	—	(511)	557,878	99,533	(630,613)	26,287
Total assets	$544,539	$1,477,886	$1,077,619	$602,140	$(2,540,838)	$1,161,346
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,534	$—	$—	$1,534
Accounts payable-trade	—	1,674	33,830	43,984	—	79,488
Other payables and accruals	—	23,375	11,611	11,924	—	46,910
Deferred income taxes	—	—	—	175	—	175
Due to related party	—	—	—	20,658	—	20,658
Total current liabilities	—	25,049	46,975	76,741	—	148,765
Long-term debt, net of current portion	—	350,908	1,004	—	—	351,912
Deferred income taxes	—	9,498	3,953	4,076	—	17,527
Other long-term liabilities	—	548,695	63,984	94,332	(630,613)	76,398
Total liabilities	—	934,150	115,916	175,149	(630,613)	594,602
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	328	—	—	—	—	328
Additional paid in capital	370,150	—	—	—	—	370,150
Member's equity	—	544,539	997,678	368,008	(1,910,225)	—
Retained earnings	174,061	—	—	—	—	174,061
Accumulated other comprehensive income (loss)	—	(803)	(35,975)	18,462	—	(18,316)
Kraton stockholders' and member's equity	544,539	543,736	961,703	386,470	(1,910,225)	526,223
Noncontrolling interest	—	—	—	40,521	—	40,521
Total stockholders' and member's equity	544,539	543,736	961,703	426,991	(1,910,225)	566,744
Total liabilities and stockholders' and member's equity	$544,539	$1,477,886	$1,077,619	$602,140	$(2,540,838)	$1,161,346

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2013

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,792	$164,080	$—	$175,872
Receivables, net of allowances	—	80	45,971	83,305	—	129,356
Inventories of products	—	—	176,823	151,949	—	328,772
Inventories of materials and supplies	—	—	8,898	2,049	—	10,947
Deferred income taxes	—	—	3,952	3,644	—	7,596
Other current assets	—	2,071	1,541	17,053	—	20,665
Total current assets	—	2,151	248,977	422,080	—	673,208
Property, plant and equipment, less accumulated depreciation	—	47,157	241,650	125,450	—	414,257
Intangible assets, less accumulated amortization	—	34,208	23,280	—	—	57,488
Investment in consolidated subsidiaries	534,742	1,325,811	—	—	(1,860,553)	—
Investment in unconsolidated joint venture	—	813	—	13,261	—	14,074
Debt issuance costs	—	6,000	1,874	1,339	—	9,213
Deferred income taxes	—	536	—	790	—	1,326
Other long-term assets	—	612	563,305	108,393	(647,079)	25,231
Total assets	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Accounts payable-trade	$—	$104	$48,259	$67,373	$—	$115,736
Other payables and accruals	—	7,875	25,970	20,694	—	54,539
Deferred income taxes	—	—	—	182	—	182
Due to related party	—	—	—	24,603	—	24,603
Total current liabilities	—	7,979	74,229	112,852	—	195,060
Long-term debt, net of current portion	—	350,989	—	—	—	350,989
Deferred income taxes	—	10,553	3,953	3,853	—	18,359
Other long-term liabilities	—	513,560	64,394	145,116	(647,079)	75,991
Total liabilities	—	883,081	142,576	261,821	(647,079)	640,399
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	325	—	—	—	—	325
Additional paid in capital	363,590	—	—	—	—	363,590
Member's equity	—	534,742	972,485	353,326	(1,860,553)	—
Retained earnings	170,827	—	—	—	—	170,827
Accumulated other comprehensive income (loss)	—	(535)	(35,975)	15,258	—	(21,252)
Kraton stockholders' and member's equity	534,742	534,207	936,510	368,584	(1,860,553)	513,490
Noncontrolling interest	—	—	—	40,908	—	40,908
Total stockholders' and member's equity	534,742	534,207	936,510	409,492	(1,860,553)	554,398
Total liabilities and stockholders' and member's equity	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$174,233	$199,590	$(50,056)	$323,767
Cost of goods sold	—	(300)	137,364	164,679	(50,056)	251,687
Gross profit	—	300	36,869	34,911	—	72,080
Operating expenses:
Research and development	—	4,050	483	3,466	—	7,999
Selling, general and administrative	—	19,771	37	8,472	—	28,280
Depreciation and amortization	—	5,587	7,351	3,731	—	16,669
Total operating expenses	—	29,408	7,871	15,669	—	52,948
Earnings in consolidated subsidiaries	10,868	45,693	—	—	(56,561)	—
Earnings of unconsolidated joint venture	—	—	—	127	—	127
Interest expense (income), net	—	6,223	39	(32)	—	6,230
Income before income taxes	10,868	10,362	28,959	19,401	(56,561)	13,029
Income tax expense (benefit)	—	(506)	2	2,665	—	2,161
Consolidated net income	10,868	10,868	28,957	16,736	(56,561)	10,868
Net loss attributable to noncontrolling interest	—	—	—	(275)	—	(275)
Net income attributable to Kraton	$10,868	$10,868	$28,957	$17,011	$(56,561)	$11,143

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$164,643	$209,894	$(39,994)	$334,543
Cost of goods sold	—	231	124,242	190,203	(39,994)	274,682
Gross profit (loss)	—	(231)	40,401	19,691	—	59,861
Operating expenses:
Research and development	—	—	4,437	4,009	—	8,446
Selling, general and administrative	—	146	16,601	8,257	—	25,004
Depreciation and amortization	—	4,080	8,085	3,576	—	15,741
Total operating expenses	—	4,226	29,123	15,842	—	49,191
Earnings in consolidated subsidiaries	3,977	16,758	—	—	(20,735)	—
Earnings of unconsolidated joint venture	—	—	—	121	—	121
Interest expense (income), net	—	9,044	(3,544)	409	—	5,909
Income before income taxes	3,977	3,257	14,822	3,561	(20,735)	4,882
Income tax expense (benefit)	—	(720)	10	1,615	—	905
Consolidated net income	3,977	3,977	14,812	1,946	(20,735)	3,977
Net income attributable to noncontrolling interest	—	—	—	148	—	148
Net income attributable to Kraton	$3,977	$3,977	$14,812	$1,798	$(20,735)	$3,829

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$331,071	$390,782	$(86,430)	$635,423
Cost of goods sold	—	(15,414)	264,565	343,549	(86,430)	506,270
Gross profit	—	15,414	66,506	47,233	—	129,153
Operating expenses:
Research and development	—	8,549	937	6,810	—	16,296
Selling, general and administrative	—	46,467	125	15,906	—	62,498
Depreciation and amortization	—	11,124	14,522	7,432	—	33,078
Total operating expenses	—	66,140	15,584	30,148	—	111,872
Earnings in consolidated subsidiaries	2,674	64,878	—	—	(67,552)	—
Earnings of unconsolidated joint venture	—	—	—	244	—	244
Interest expense (income), net	—	12,478	164	(74)	—	12,568
Income before income taxes	2,674	1,674	50,758	17,403	(67,552)	4,957
Income tax expense (benefit)	—	(1,000)	5	3,278	—	2,283
Consolidated net income	2,674	2,674	50,753	14,125	(67,552)	2,674
Net loss attributable to noncontrolling interest	—	—	—	(560)	—	(560)
Net income attributable to Kraton	$2,674	$2,674	$50,753	$14,685	$(67,552)	$3,234

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$342,225	$413,445	$(81,020)	$674,650
Cost of goods sold	—	1,964	272,361	361,573	(81,020)	554,878
Gross profit (loss)	—	(1,964)	69,864	51,872	—	119,772
Operating expenses:
Research and development	—	—	8,780	7,579	—	16,359
Selling, general and administrative	—	148	35,572	15,398	—	51,118
Depreciation and amortization	—	8,159	15,619	7,061	—	30,839
Total operating expenses	—	8,307	59,971	30,038	—	98,316
Earnings in consolidated subsidiaries	153	34,544	—	—	(34,697)	—
Earnings of unconsolidated joint venture	—	—	—	255	—	255
Interest expense (income), net	—	24,934	(7,120)	1,393	—	19,207
Income (loss) before income taxes	153	(661)	17,013	20,696	(34,697)	2,504
Income tax expense (benefit)	—	(814)	21	3,144	—	2,351
Consolidated net income	153	153	16,992	17,552	(34,697)	153
Net income attributable to noncontrolling interest	—	—	—	72	—	72
Net income attributable to Kraton	$153	$153	$16,992	$17,480	$(34,697)	$81

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

Three months ended June 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$10,868	$10,868	$28,957	$17,011	$(56,561)	$11,143
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	6	—	1,131	—	1,137
Other comprehensive income, net of tax	—	6	—	1,131	—	1,137
Comprehensive income attributable to Kraton	10,868	10,874	28,957	18,142	(56,561)	12,280
Comprehensive income attributable to noncontrolling interest	—	—	—	479	—	479
Consolidated comprehensive income	$10,868	$10,874	$28,957	$18,621	$(56,561)	$12,759

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$3,977	$3,977	$14,812	$1,798	$(20,735)	$3,829
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	104	—	(4,079)	—	(3,975)
Other comprehensive income (loss), net of tax	—	104	—	(4,079)	—	(3,975)
Comprehensive income (loss) attributable to Kraton	3,977	4,081	14,812	(2,281)	(20,735)	(146)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(291)	—	(291)
Consolidated comprehensive income (loss)	$3,977	$4,081	$14,812	$(2,572)	$(20,735)	$(437)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$2,674	$2,674	$50,753	$14,685	$(67,552)	$3,234
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	(268)	—	3,204	—	2,936
Other comprehensive income (loss), net of tax	—	(268)	—	3,204	—	2,936
Comprehensive income attributable to Kraton	2,674	2,406	50,753	17,889	(67,552)	6,170
Comprehensive loss attributable to noncontrolling interest	—	—	—	(387)	—	(387)
Consolidated comprehensive income	$2,674	$2,406	$50,753	$17,502	$(67,552)	$5,783

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$153	$153	$16,992	$17,480	$(34,697)	$81
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	(2)	—	(13,244)	—	(13,246)
Realized gain from interest rate swap, net of tax	—	837	—	—	—	837
Unrealized loss from net investment hedge, net of tax	—	(225)	—	—	—	(225)
Other comprehensive income (loss), net of tax	—	610	—	(13,244)	—	(12,634)
Comprehensive income attributable to Kraton	153	763	16,992	4,236	(34,697)	(12,553)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(67)	—	(67)
Consolidated comprehensive income	$153	$763	$16,992	$4,169	$(34,697)	$(12,620)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(15,142)	$35,993	$(72,409)	$—	$(51,558)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	15,800	—	—	(15,800)	—
Purchase of property, plant and equipment	—	(384)	(23,607)	(28,984)	—	(52,975)
Purchase of software and other intangibles	—	(1,194)	(595)	—	—	(1,789)
Net cash provided by (used in) investing activities	—	14,222	(24,202)	(28,984)	(15,800)	(54,764)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	24,000	—	—	24,000
Repayments of debt	—	—	(24,000)	—	—	(24,000)
Capital lease payments	—	—	(4,495)	—	—	(4,495)
Purchase of treasury stock	(667)	—	—	—	—	(667)
Cash contributions from member	—	—	(667)	—	667	—
Cash distributions to member	(369)	1,036	—	—	(667)	—
Proceeds from the exercise of stock options	1,036	—	—	—	—	1,036
Payments on intercompany loans	—	—	(15,800)	—	15,800	—
Net cash provided by (used in) financing activities	—	1,036	(20,962)	—	15,800	(4,126)
Effect of exchange rate differences on cash	—	—	—	467	—	467
Net increase (decrease) in cash and cash equivalents	—	116	(9,171)	(100,926)	—	(109,981)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$116	$2,621	$63,154	$—	$65,891

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six months ended June 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$2,851	$(63,585)	$56,285	$—	$(4,449)
Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	—	80,705	—	—	(80,705)	—
Purchase of property, plant and equipment	—	—	(9,412)	(25,330)	—	(34,742)
Purchase of software and other intangibles	—	—	(1,770)	(175)	—	(1,945)
Settlement of net investment hedge	—	(2,225)	—	—	—	(2,225)
Net cash provided by (used in) investing activities	—	78,480	(11,182)	(25,505)	(80,705)	(38,912)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	40,000	—	—	40,000
Repayments of debt	—	(96,875)	(40,000)	—	—	(136,875)
Capital lease payments	—	—	(950)	—	—	(950)
Cash contributions from member	—	15,544	—	(15,544)	—	—
Cash distributions to member	(310)	—	—	310	—	—
Contribution from noncontrolling interest	—	—	—	15,174	—	15,174
Proceeds from the exercise of stock options	310	—	—	—	—	310
Debt issuance costs	—	—	(3,310)	(1,484)	—	(4,794)
Proceeds from (repayments of) intercompany loans	—	—	17,148	(97,853)	80,705	—
Net cash provided by (used in) financing activities	—	(81,331)	12,888	(99,397)	80,705	(87,135)
Effect of exchange rate differences on cash	—	—	—	(4,001)	—	(4,001)
Net decrease in cash and cash equivalents	—	—	(61,879)	(72,618)	—	(134,497)
Cash and cash equivalents, beginning of period	—	—	80,903	142,263	—	223,166
Cash and cash equivalents, end of period	$—	$—	$19,024	$69,645	$—	$88,669

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

We have a portfolio of innovations at various stages of development and commercialization, including

—	polyvinyl chloride alternatives for wire and cable, and medical applications;
—	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;
—	highly-modified asphalt (“HiMA”) for high-performance paving applications;
—	NEXAR family of membrane polymers for water filtration, heating, ventilation, air conditioning and breathable fabrics; and
—	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.

Our products are manufactured along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);
—	Cariflex isoprene rubber (“IR”) and isoprene rubber latex (“IRL”); and
—	compounds.

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

	Three months ended June 30,		Six months ended June 30,
Product Line Sales Revenue:	2014	2013	2014	2013
USBCs	56.0%	57.5%	54.6%	57.7%
HSBCs	32.8%	31.4%	33.0%	31.6%
Cariflex	9.0%	8.7%	10.2%	8.3%
Compounds	2.2%	2.3%	2.2%	2.3%
Other	0.0%	0.1%	0.0%	0.1%

	Three months ended June 30,		Six months ended June 30,
End Use Markets:	2014	2013	2014	2013
Advanced Materials	25.3%	27.2%	25.9%	27.8%
Adhesives, Sealants and Coatings	39.6%	37.7%	39.6%	38.2%
Paving and Roofing	26.1%	26.3%	24.4%	25.6%
Cariflex	9.0%	8.7%	10.1%	8.3%
Other	0.0%	0.1%	0.0%	0.1%

2014 Second Quarter Financial Overview

—	Sales volume was 78.4 kilotons in the second quarter of 2014 compared to 77.5 kilotons in the second quarter of 2013.
—	Sales revenue was $323.8 million in the second quarter of 2014 compared to $334.5 million in the second quarter of 2013.
—

Gross profit was $72.1 million in the second quarter of 2014 compared to $59.9 million in the second quarter of 2013. Gross profit at estimated current replacement cost (“ECRC”) was $67.8 million in the second quarter of 2014 compared to $62.2 million in the second quarter of 2013.

—

Adjusted EBITDA was $42.9 million in the second quarter of 2014 compared to $29.7 million in the second quarter of 2013. Adjusted EBITDA at ECRC was $38.6 million in the second quarter of 2014 compared to $32.0 million in the second quarter of 2013.

—

Net income attributable to Kraton was $11.1 million or $0.33 per diluted share in the second quarter of 2014 compared to net income of $3.8 million or $0.12 per diluted share in the second quarter of 2013. Diluted earnings per share were impacted by items that are discussed further in Net income attributable to Kraton.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials and Product Mix. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $130.6 million and $156.8 million or 51.9% and 57.1% of our total cost of goods sold for the three months ended June 30, 2014 and 2013, respectively, and approximately $258.6 million and $319.0 million or 51.1% and 57.5% of our total cost of goods sold for the six months ended June 30, 2014 and 2013, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total sales revenue are impacted by movements in our raw material costs, as well as the cost of other inputs. In addition, product mix can have an impact on our overall unit selling prices because we provide an extensive product offering and therefore experience a wide range of unit selling prices.

The cost of these monomers has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for these monomers increased during the three months ended June 30, 2014 compared to the three months ended March 31, 2014. Average purchase prices for these monomers decreased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013.

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

—	In the three and six months ended June 30, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $4.3 million and $8.3 million, respectively; and
—	In the three and six months ended June 30, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $2.3 million and $2.8 million, respectively.

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

We generated our sales revenue from customers located in the following regions.

	Three months ended June 30,		Six months ended June 30,
Revenue by Geography:	2014	2013	2014	2013
Americas	39.3%	38.6%	40.2%	40.3%
Europe, Middle East and Africa	38.2%	39.4%	36.9%	38.3%
Asia Pacific	22.5%	22.0%	22.9%	21.4%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The impact from currency fluctuations amounted to pre-tax losses of $0.1 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and pre-tax losses of $1.5 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively. The primary driver for the increase in our pre-tax losses was the change in foreign currency exchange rates between the Brazilian Real and U.S. dollar and the Japanese Yen and U.S. dollar, for the three and six months ended June 30, 2014 and 2013, respectively.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market and generally result in higher sales volumes into this end use market in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Combination with SBC Business of LCY. On January 28, 2014, we executed a definitive agreement to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The combination agreement calls for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that Kraton’s stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.

On June 24, 2014, we provided an update of the first quarter 2014 results for LCY’s SBC business, which were lower than forecasted, and we provided revised financial projections for LCY’s SBC business. As a result of these financial results, the related decline in Kraton’s stock price and negative reactions from our stockholders, on June 30, 2014, we notified LCY that our Board of Directors intends to withdraw its recommendation that Kraton stockholders approve the previously announced combination agreement. Before the Kraton Board changes its recommendation Kraton was required by the combination agreement to provide LCY with at least five business days' written notice of the intention to withdraw or change its recommendation.

Our announcement of the notice to LCY stated that LCY and Kraton may engage in negotiations to determine whether they can mutually agree to changes in the terms of the combination agreement as would enable the Kraton Board to continue to recommend the transaction to Kraton stockholders. Kraton cannot predict whether any such negotiations will result in mutually agreeable changes to the combination agreement. Kraton does not intend to make further public comment regarding the status of any such negotiations unless and until the parties enter into an amendment to the combination agreement effecting such changes, or unless and until Kraton determines that any such negotiations have been abandoned. In either such event, such process may take longer than the minimum five business days provided in the combination agreement.  The combination agreement will remain in effect unless and until it is terminated in accordance with its terms.

KFPC loan agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $182.9 million (converted at the July 17, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. The KFPC Loan Agreement is comprised of  NTD 4.29 billion, or $142.7 million (converted at the July 17, 2014 exchange rate), to fund KFPC’s capital expenditures, and NTD 1.21 billion, or $40.2 million (converted at the July 17, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. Obligations under the KFPC Loan Agreement are guaranteed 50% by Formosa Petrochemical Corporation and 50% by Kraton Polymers LLC. See Note 16. Subsequent Events, for further discussion.

Outlook

We currently estimate that our results in the third quarter of 2014 will reflect a negative spread between FIFO and ECRC of approximately $1.0 million.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Sales Revenue

Sales revenue was $323.8 million on sales volumes of 78.4 kilotons for the three months ended June 30, 2014 compared to $334.5 million on sales volumes of 77.5 kilotons for the three months ended June 30, 2013. Sales revenue declined $10.8 million or 3.2% compared to the second quarter 2013, with $21.8 million of the decrease attributable to a reduction in product sales prices associated with lower average raw material costs, partially offset by $6.6 million resulting from higher sales volumes and $4.6 million positive effect from currency fluctuations.

With respect to sales revenue in each of our end use markets:

—

Advanced Materials sales revenue was $81.7 million for the three months ended June 30, 2014 compared to $91.1 million for the three months ended June 30, 2013. The $9.5 million or 10.4% revenue decline (a decline of $10.5 million or 11.5% excluding a $1.1 million positive effect from currency fluctuations) was largely due to a 5.6% decline in sales volumes and lower average selling prices reflective of lower raw material costs, primarily butadiene. The decline in sales volume was due to lower volume into personal care applications, reflecting the market trend in the diaper business as certain customers shift from HSBC-based applications towards less differentiated and lower cost materials. HSBC sales volumes in personal care applications for the three months ended June 30, 2014 decreased approximately one kiloton as compared to the three months ended June 30, 2013. We believe the shift away from HSBC solutions in personal care applications has largely occurred. Partially offsetting the decline in personal care sales volumes was an increase in sales volumes into HSBC-based PVC replacement products, specifically into highly-differentiated, innovation grades in medical and wire and cable applications. We also realized sales volume growth in other innovation applications such as USBC-based personal care, and consumer and automotive & industrial applications.

—

Adhesives, Sealants and Coatings sales revenue was $128.2 million for the three months ended June 30, 2014 compared to $126.0 million for the three months ended June 30, 2013. The $2.1 million or 1.7% revenue increase (an increase of $1.1 million or 0.8% excluding a $1.1 million positive effect from currency fluctuations) was primarily due to a 5.9% increase in sales volumes partially offset by lower average selling prices, reflective of lower raw material costs, primarily butadiene and isoprene. The increase in sales volumes was primarily due to higher HSBC-based sales into lubricant additive and sealant and caulk applications and higher USBC-based sales into industrial and printing plate applications.

—

Paving and Roofing sales revenue was $84.6 million for the three months ended June 30, 2014 compared to $87.8 million for the three months ended June 30, 2013. The $3.3 million or 3.7% revenue decline (a decline of $4.9 million or 5.6% excluding a $1.7 million positive effect from currency fluctuations) was largely due to lower average selling prices reflective of lower raw material costs, primarily butadiene, with a modest increase in sales volumes. Sales volumes in North American paving applications improved significantly for the three months ended June 30, 2014 compared to relatively low sales volumes in the three months ended June 30, 2013, which was impacted by poor weather conditions, with higher North American sales volumes partially offset by lower paving sales volumes in Asia and lower roofing sales volumes in Europe. For the three months ended June 30, 2014, growth in HiMA sales volumes continued, led by increased sales in South America compared to the three months ended June 30, 2013.

—

CariflexTM sales revenue was $29.2 million for the three months ended June 30, 2014 and June 30, 2013. Excluding the positive effect of currency fluctuations, sales revenue for the three months ended June 30, 2014 would have been down $0.8 million compared to the three months ended June 30, 2013, with a modest improvement in sales volume which was more than offset by lower average selling prices, primarily due to lower isoprene costs.

Cost of Goods Sold

Cost of goods sold was $251.7 million for the three months ended June 30, 2014 compared to $274.7 million for the three months ended June 30, 2013. The $23.0 million or 8.4% decrease was driven largely by a $30.4 million reduction in raw material costs, partially offset by the effect of higher sales volumes of $3.6 million and currency fluctuations of $2.1 million.

Gross Profit

Gross profit was $72.1 million for the three months ended June 30, 2014 compared to $59.9 million for the three months ended June 30, 2013, an increase of $12.2 million or 20.4%. The positive effect from lower costs of raw materials aggregating $30.4 million more than offset the $21.8 million decline in product sales prices associated with lower average raw material costs, which amounted to an increase in gross profit of $8.6 million, and increased sales volumes amounted to an additional $3.0 million increase in gross profit. In addition, increases in other manufacturing costs were essentially offset by favorable manufacturing absorption and currency fluctuations. Gross profit as a percentage of sales revenue was 22.3% and 17.9% for the three months ended June 30, 2014 and 2013, respectively.  Adjusting for the $4.3 million positive spread between FIFO and ECRC in the second quarter 2014 and the negative spread of $2.3 million in the second quarter 2013, gross profit at ECRC was $67.8 million in the second quarter 2014 compared to $62.2 million in the second quarter 2013.

Operating Expenses

—

Research and Development. Research and development expenses were $8.0 million for the three months ended June 30, 2014 compared to $8.4 million for the three months ended June 30, 2013, a decrease of $0.4 million or 5.3%. Research and development expenses were 2.5% of sales revenue for the three months ended June 30, 2014 and 2013.

—

Selling, General and Administrative. Selling, general and administrative expenses were $28.3 million for the three months ended June 30, 2014 compared to $25.0 million for the three months ended June 30, 2013, an increase of $3.3 million or 13.1% primarily due to a $2.8 million increase in professional fees and other costs related to the proposed combination with the SBC Business of LCY and $0.6 million in employee related costs. Selling, general and administrative expenses were 8.7% and 7.5% of sales revenue for the three months ended June 30, 2014 and 2013, respectively.

—

Depreciation and Amortization. Depreciation and amortization was $16.7 million for the three months ended June 30, 2014 compared to $15.7 million for the three months ended June 30, 2013, an increase of $0.9 million or 5.9%.

Interest expense, net

Interest expense, net was $6.2 million for the three months ended June 30, 2014 compared to $5.9 million for the three months ended June 30, 2013, an increase of $0.3 million or 5.4%.

Income tax expense

Income tax expense was $2.2 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was 16.6% and 18.5% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and changes in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, a valuation allowance of $89.8 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.7 million and $3.1 million for the three months ended June 30, 2014 and 2013, respectively, which represents the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been 21.7% and 81.1% for the three months ended June 30, 2014 and 2013, respectively.

Net income attributable to Kraton

Net income attributable to Kraton was $11.1 million or $0.33 per diluted share for the three months ended June 30, 2014, an increase of $7.3 million compared to net income of $3.8 million or $0.12 per diluted share for the three months ended June 30, 2013.

Net income for the three months ended June 30, 2014 included the following items, net of tax:

—	Fees related to the proposed combination with the SBC Business of LCY of $3.8 million or $0.11 per diluted share
—	Start-up charges related to the joint venture with FPCC of $0.2 million or $0.01 per diluted share, partially offset by a
—	Positive spread between FIFO and ECRC of $4.3 million or $0.13 per diluted share

Net income for the three months ended June 30, 2013 included the following items, net of tax:

—	Transaction and acquisition related costs of $1.1 million or $0.03 per diluted share
—	Negative spread between FIFO and ECRC of $2.5 million or $0.08 per diluted share

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Sales Revenue

Sales revenue was $635.4 million on sales volumes of 152.8 kilotons for the six months ended June 30, 2014 compared to $674.7 million on sales volumes of 155.7 kilotons for the six months ended June 30, 2013. Sales revenue declined $39.2 million or 5.8% compared to sales revenue for the six months ended June 30, 2013, with $40.6 million of the decrease attributable to a reduction in product sales prices associated with lower average raw material costs and $2.7 million resulting from lower sales volumes, partially offset by $4.5 million positive effect from currency fluctuations.

With respect to sales revenue in each of our end use markets:

—

Advanced Materials sales revenue was $164.4 million for the six months ended June 30, 2014 compared to $187.7 million for the six months ended June 30, 2013. The $23.4 million or 12.4% revenue decline (a decline of $24.9 million or 13.3% excluding a $1.6 million positive effect from currency fluctuations) was largely due to a 7.5% decline in sales volumes  and, to a lesser extent, lower average selling prices reflective of lower raw material costs, primarily butadiene. The decline in sales volume was primarily due to lower volume into personal care applications, reflecting the market trend in the diaper business as certain customers shift from HSBC-based applications towards less differentiated and lower cost materials. HSBC sales volumes in personal care applications for the six months ended June 30, 2014 decreased approximately two kilotons as compared to the six months ended June 30, 2013. We believe the shift away from HSBC solutions in personal care applications has largely occurred. Partially offsetting the decline in personal care sales volumes was an increase in sales volumes into HSBC-based PVC replacement products, specifically into highly-differentiated, innovation grades in medical and wire and cable applications. We also realized sales volume growth in other innovation applications such as USBC-based personal care, and consumer and automotive & industrial applications for the six months ended June 30, 3014 compared to the six months ended June 30, 2013.

—

Adhesives, Sealants and Coatings sales revenue was $251.4 million for the six months ended June 30, 2014 compared to $257.5 million for the six months ended June 30, 2013. The $6.1 million or 2.4% revenue decline (a decline of $6.4 million or 2.5% excluding a $0.3 million positive effect from currency fluctuations) was primarily due to lower average selling prices, reflective of lower raw material costs of $9.0 million partially offset by a 1.2% increase in sales volumes. The increase in sales volumes was primarily due to higher sales into lubricant additive, sealant & caulk and printing plate applications partially offset by lower sales into pressure sensitive adhesive and industrial applications.

—

Paving and Roofing sales revenue was $154.8 million for the six months ended June 30, 2014 compared to $172.5 million for the six months ended June 30, 2013. The $17.7 million or 10.3% revenue decline (a decline of $19.5 million or 11.3% excluding a $1.8 million positive effect from currency fluctuations) was largely due to lower average selling prices, reflective of lower raw material costs, primarily butadiene and, to a lesser extent, a 3.1% decline in sales volumes. Increased sales volumes in roofing applications partially offset lower sales volume in paving applications. Innovation sales volumes were down with increased sales of paving applications such as HiMA largely offsetting lower sales in roofing applications.

—

CariflexTM sales revenue was $64.6 million for the six months ended June 30, 2014 compared to $56.3 million for the six months ended June 30, 2013. The $8.3 million or 14.8% revenue increase (an increase of $7.5 million or 13.4% excluding a $0.8 million positive effect from currency fluctuations) was primarily due to a 17.8% increase in sales volumes, mainly in the surgical glove and condom markets which was partially offset by lower average selling prices, primarily due to lower isoprene costs and sales mix.

Cost of Goods Sold

Cost of goods sold was $506.3 million for the six months ended June 30, 2014 compared to $554.9 million for the six months ended June 30, 2013. The $48.6 million or 8.8% decrease was driven largely by a $57.0 million reduction in raw material costs and the effect of lower sales volumes of $8.1 million, partially offset by currency fluctuations of $6.1 million and higher costs including $12.4 million associated with the weather-related production downtime at our Belpre, Ohio facility and an operating disruption from a small fire at our Berre, France facility in the first quarter of 2014.

Gross Profit

Gross profit was $129.2 million for the six months ended June 30, 2014 compared to $119.8 million for the six months ended June 30, 2013, an increase of $9.4 million or 7.8%. The positive effect from lower costs of raw materials aggregating $57.0 million more than offset the $40.6 million decline in product sales prices associated with lower average raw material costs, which amounted to an increase in gross profit of $16.4 million, and increased sales volumes amounted to an additional $5.4 million increase in gross profit. Gross profit was negatively impacted by $12.4 million associated with the production downtime. In addition, increases in other manufacturing costs and the negative effect from currency fluctuations were essentially offset by favorable manufacturing absorption. Gross profit as a percentage of sales revenue was 20.3% and 17.8% for the six months ended June 30, 2014 and 2013, respectively. Adjusting for the $8.3 million positive spread between FIFO and ECRC for the six months ended June 30, 2014 and the negative spread of $2.8 million for the six months ended June 30, 2013, gross profit at ECRC was $120.8 million for the six months ended June 30, 2014 compared to $122.6 million for the six months ended June 30, 2013.

Operating Expenses

—

Research and Development. Research and development expenses were $16.3 million for the six months ended June 30, 2014 compared to $16.4 million for the six months ended June 30, 2013, a decrease of $0.1 million or 0.4%. Research and development expenses were 2.6% and 2.4% of sales revenue for the six months ended June 30, 2014 and 2013, respectively.

—

Selling, General and Administrative. Selling, general and administrative expenses were $62.5 million for the six months ended June 30, 2014 compared to $51.1 million for the six months ended June 30, 2013, an increase of $11.4 million or 22.3% primarily due to a $11.9 million increase in professional fees and other costs related to the proposed combination with the SBC Business of LCY and $0.6 million in costs related to production downtime at our Belpre, Ohio facility, partially offset by a $0.8 million decrease in costs related to our joint venture company, KFPC. Selling, general and administrative expenses were 9.8% and 7.6% of sales revenue for the six months ended June 30, 2014 and 2013, respectively.

—

Depreciation and Amortization. Depreciation and amortization was $33.1 million for the six months ended June 30, 2014 compared to $30.8 million for the six months ended June 30, 2013, an increase of $2.2 million or 7.3% due to capital expenditures.

Interest expense, net

Interest expense, net was $12.6 million for the six months ended June 30, 2014 compared to $19.2 million for the six months ended June 30, 2013, a decrease of $6.6 million or 34.6%. The decrease was primarily due to charges aggregating $5.7 million incurred in connection with our March 2013 refinancing and to lower outstanding indebtedness.

Income tax expense

Income tax expense was $2.3 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate was 46.1% and 93.9% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and changes in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, a valuation allowance of $89.8 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2014, primarily due to the utilization of net operating losses. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2013, of which $4.5 million represents current period net operating losses, partially offset by $0.2 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been 50.2% and an 88.1% benefit for the six months ended June 30, 2014 and 2013, respectively.

Net income attributable to Kraton

Net income attributable to Kraton was $3.2 million or $0.10 per diluted share for the six months ended June 30, 2014, an increase of $3.2 million compared to net income of $0.1 million or $0.00 per diluted share for the six months ended June 30, 2013.

Net income for the six months ended June 30, 2014 included the following items, net of tax:

—	Restructuring and other charges of $0.5 million or $0.02 per diluted share
—	Fees related to the proposed combination with the SBC Business of LCY of $13.0 million or $0.39 per diluted share
—	Production downtime at our Belpre, Ohio and Berre, France facilities of $13.0 million or $0.39 per diluted share
—	Start-up charges related to the joint venture with FPCC of $0.4 million or $0.01 per diluted share, partially offset by a
—	Positive spread between FIFO and ECRC of $8.3 million or $0.25 per diluted share

Net income for the six months ended June 30, 2013 included the following items, net of tax:

—	Transaction and acquisition related costs of $1.1 million or $0.04 per diluted share
—	Charges associated with the credit facility refinancing of $5.7 million or $0.18 per diluted share
—	Negative spread between FIFO and ECRC of $3.2 million or $0.10 per diluted share

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

EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC and Gross Profit at ECRC

We consider EBITDA, Adjusted EBITDA, Adjusted EBITDA at estimated current replacement cost (ECRC), Gross Profit at ECRC and Adjusted Gross Profit at ECRC to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance including period-to-period comparisons and/or that of other companies in our industry. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA at ECRC performance, along with other factors. EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit at ECRC and Adjusted Gross Profit at ECRC have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
EBITDA (1)	$35,928	$26,532	$50,603	$52,550
Adjusted EBITDA (2)	$42,880	$29,663	$84,398	$58,340
Adjusted EBITDA at ECRC (3)	$38,580	$31,967	$76,074	$61,151
Gross Profit at ECRC (3)	$67,780	$62,165	$120,829	$122,583
Adjusted Gross Profit at ECRC (3)	$67,780	$62,165	$133,242	$122,583

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.
Limitations for EBITDA as an analytical tool include the following:
—	EBITDA does not reflect the significant interest expense on our debt;
—	EBITDA does not reflect the significant depreciation and amortization expense associated with our long-lived assets;
—

EBITDA included herein should not be used for purposes of assessing compliance or non-compliance with financial covenants under our debt agreements.  The calculation of EBITDA in the debt agreements includes adjustments, such as extraordinary, non-recurring or one-time charges, proforma cost savings, certain non-cash items, turnaround costs, and other items included in the definition of EBITDA in the debt agreements; and

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

(3)

Adjusted EBITDA at ECRC is Adjusted EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC, Gross Profit at ECRC is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC and Adjusted Gross Profit at ECRC is Gross Profit at ECRC net of the impact of a number of items we do not consider indicative of our ongoing operating performance. Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit, Gross Profit at ECRC, and Adjusted

Gross Profit at ECRC under both our FIFO convention and under estimated current replacement cost. As an analytical tool, Adjusted EBITDA at ECRC is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

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

As a measure of our performance, Gross Profit at ECRC and Adjusted Gross Profit at ECRC are limited because they often vary substantially from gross profit calculated in accordance with US GAAP due to volatility in raw material prices.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, Adjusted EBITDA at ECRC, Gross Profit at ECRC, and Adjusted Gross Profit at ECRC only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.

We reconcile Gross Profit to Gross Profit at ECRC and Adjusted Gross Profit at ECRC as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gross profit	$72,080	$59,861	$129,153	$119,772
Add (deduct):
Spread between FIFO and ECRC	(4,300)	2,304	(8,324)	2,811
Gross profit at ECRC	67,780	62,165	120,829	122,583
Add:
Production downtime (a)	—	—	12,413	—
Adjusted gross profit at ECRC	$67,780	$62,165	$133,242	$122,583

(a)Production downtime at our Belpre, Ohio and Berre, France facilities.

We reconcile consolidated net income to EBITDA, Adjusted EBITDA and Adjusted EBITDA at ECRC as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income attributable to Kraton	$11,143	$3,829	$3,234	$81
Net income (loss) attributable to noncontrolling interest	(275)	148	(560)	72
Consolidated net income	10,868	3,977	2,674	153
Add:
Interest expense, net	6,230	5,909	12,568	19,207
Income tax expense	2,161	905	2,283	2,351
Depreciation and amortization expenses	16,669	15,741	33,078	30,839
EBITDA	35,928	26,532	50,603	52,550
Add:
Restructuring and other charges (a)	132	73	653	128
Transaction and acquisition related costs (b)	3,807	1,051	13,043	1,132
Production downtime (c)	—	—	13,013	—
Asia JV (d)	433	—	892	—
Non-cash compensation expense (e)	2,580	2,007	6,194	4,530
Adjusted EBITDA	42,880	29,663	84,398	58,340
Add (deduct):
Spread between FIFO and ECRC	(4,300)	2,304	(8,324)	2,811
Adjusted EBITDA at ECRC	$38,580	$31,967	$76,074	$61,151

(a)	Severance expenses which are primarily recorded in cost of goods sold in 2014 and in selling, general and administrative expenses in 2013.
(b)	Primarily professional fees related to our proposed combination with the styrenic block copolymer business of LCY Chemical Corp., which are recorded in selling, general and administrative expenses.
(c)

Production downtime at our Belpre, Ohio and Berre, France facilities, of which, $12.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.
(e)

For the three and six months ended June 30, 2014, $2.2 million and $5.3 million is recorded in selling, general and administrative expenses, $0.2 million and $0.5 million is recorded in research and development expenses, and $0.2 million and $0.4 million is recorded in cost of goods sold. Prior to the second quarter of 2013, all non-cash compensation expenses were recorded in selling, general and administrative expenses. For the three and six months ended June 30, 2013, $1.7 million and $4.2 million is recorded in selling, general and administrative expenses, $0.2 million and $0.2 million is recorded in research and development expenses, and $0.1 million and $0.1 million is recorded in cost of goods sold.

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

The Senior Secured Credit Facilities are principally secured by receivables and inventory, and borrowing availability under the facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The Senior Secured Credit Facilities terminate on March 27, 2018; however we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities.

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

Consummation of the proposed transaction with LCY would constitute a change of control under the indenture governing our 6.75% senior notes, which would result in an event of default under the Senior Secured Credit Facilities. Under the combination agreement with LCY, it is a condition to the parties’ obligations to close the transaction that we obtain the necessary consent such that the combination with the SBC business of LCY will not result in an event of default under our Senior Secured Credit Facilities. If the transaction with LCY proceeds, we intend to seek the consent of our bond holders such that the combination with the SBC business would not constitute a change of control under the indenture and to satisfy the closing condition.

At June 30, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At June 30, 2014, we had $65.9 million of cash and cash equivalents, which includes $36.5 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of June 30, 2014, our available borrowing capacity was $231.8 million of which $0.0 million was drawn and as of the date of this filing, our available borrowing capacity was $231.9 million, of which $0.0 million was drawn. Excluding the $36.5 million of KFPC cash, our liquidity at June 30, 2014 amounted to $261.2 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities and our 6.75% Senior Notes, see “—Senior Secured Credit Facilities and 6.75% Senior Notes due in 2019—” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $3.0 million to our pension plan in the six months ended June 30, 2014 and $2.6 million in the six months ended June 30, 2013. We expect our total pension plan contributions for the year ending December 31, 2014 to be $7.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2014, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2015 and beyond.

As of June 30, 2014, we had $63.2 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.

Turbulence in U.S. and international markets and economies may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs. Total receivables, net of allowances, for customers located in Italy, Spain, Portugal, Greece and Ireland aggregated approximately $6.2 million at June 30, 2014. We have not incurred to date, nor do we currently expect to incur any material losses associated with these trade receivables.

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

Operating Cash Flows and Liquidity

Due to the seasonal nature of portions of our business, we generally use cash in operating activities in the first half of the year. In the six months ended June 30, 2014 and 2013, cash used in operating activities totaled $51.6 million and $4.4 million, respectively. The decline in operating cash flow of $47.1 million in the first half of 2014 compared to the first half of 2013 was primarily the result of the timing of payments of current liabilities and an increase in inventories, partially offset by the timing of receivables and revenue per ton, which resulted in a smaller increase in accounts receivable in 2014 as compared to 2013.

Investing Cash Flows

Net cash used in investing activities totaled $54.8 million for the six months ended June 30, 2014 and $38.9 million for the six months ended June 30, 2013, which includes $22.5 million and $5.8 million, respectively, related to capital expenditures incurred by KFPC, our 50/50 joint venture with FPCC.

Expected Capital Expenditures. We currently expect 2014 capital expenditures, excluding capital expenditures by the joint venture with FPCC, will be approximately $75.0 million to $80.0 million. Included in this estimate is approximately $30.5 million to comply with the boiler MACT regulations, and approximately $16.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2014 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.

We currently anticipate the total FPCC joint venture project construction cost will be at least $200.0 million; of which, 2014 capital expenditures will be approximately $70.0 million to $75.0 million. The project will be funded with a combination of equity and debt financing. From the inception of the project to June 30, 2014, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion New Taiwan Dollars, or $182.9 million (converted at the July 17, 2014 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the loan agreement with each guaranteeing fifty percent of the indebtedness. See Note 16 Subsequent Events, for further discussion.

Financing Cash Flows

Our consolidated capital structure as of June 30, 2014 and December 31, 2013 was approximately 57% equity, 39% debt and 4% noncontrolling interest.

Net cash used in financing activities totaled $4.1 million for the six months ended June 30, 2014 compared to net cash used in financing activities of $87.1 million for the six months ended June 30, 2013. In the six months ended June 30, 2013, we repaid $96.9 million remaining principal balance of term loans and received $15.2 million from FPCC, which represents their portion of the equity investment in the joint venture.

Contractual Commitments

Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2013.There have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of June 30, 2014, other than operating leases.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2014, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports and filings filed with or furnished to the SEC, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.

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

Item 6.	Exhibits.

Exhibit Number
10.1*	Guarantee Agreement, dated as of July 17, 2014
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*

The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.
Date:	July 31, 2014	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 31, 2014	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Vice President and Chief Financial Officer