Form 10-Q
period 2014-09-30
Kraton Performance Polymers, Inc.
filed 2014-10-30
CIK 1321646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 27, 2014: 32,829,732.

Index to Quarterly Report

on Form 10-Q for

Quarter Ended September 30, 2014

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

—

our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facilities, the senior notes, and the KFPC loan agreement;

—	financial and operating constraints related to our indebtedness;
—	the inherently hazardous nature of chemical manufacturing;
—	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;
—	lawsuits arising from the termination of the Combination Agreement with LCY Chemical Corp.;
—	political, economic and local business risks in the various countries in which we operate;
—	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;
—	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;
—	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;
—	fluctuations in currency exchange rates;
—	we may have additional tax liabilities;
—	our formation of a joint venture to expand HSBC capacity in Asia;
—	our relationship with our employees;
—	loss of key personnel or our inability to attract and retain new qualified personnel;
—	the fact that we generally do not enter into long-term contracts with our customers;
—	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;
—	domestic or international natural disasters or terrorist attacks may disrupt our operations;
—	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;
—	our expectation that we will not pay dividends for the foreseeable future; and
—	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kraton Performance Polymers, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$62,287	$175,872
Receivables, net of allowances of $343 and $315	134,310	129,356
Inventories of products	345,831	328,772
Inventories of materials and supplies	11,175	10,947
Deferred income taxes	9,319	7,596
Other current assets	24,044	20,665
Total current assets	586,966	673,208
Property, plant and equipment, less accumulated depreciation of $382,770 and $353,428	449,492	414,257
Intangible assets, less accumulated amortization of $87,172 and $78,784	52,548	57,488
Investment in unconsolidated joint venture	13,007	14,074
Debt issuance costs	7,876	9,213
Deferred income taxes	1,594	1,326
Other long-term assets	25,196	25,231
Total assets	$1,136,679	$1,194,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$49	$0
Accounts payable-trade	81,212	115,736
Other payables and accruals	43,856	54,539
Deferred income taxes	332	182
Due to related party	15,288	24,603
Total current liabilities	140,737	195,060
Long-term debt, net of current portion	351,849	350,989
Deferred income taxes	15,982	18,359
Other long-term liabilities	71,801	75,991
Total liabilities	580,369	640,399
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,828 shares issued and outstanding at September 30, 2014; 32,547 shares issued and outstanding at December 31, 2013	328	325
Additional paid in capital	372,780	363,590
Retained earnings	190,676	170,827
Accumulated other comprehensive loss	(46,903)	(21,252)
Total Kraton stockholders' equity	516,881	513,490
Noncontrolling interest	39,429	40,908
Total equity	556,310	554,398
Total liabilities and equity	$1,136,679	$1,194,797

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$318,971	$327,109	$954,394	$1,001,759
Cost of goods sold	255,147	279,659	761,417	834,537
Gross profit	63,824	47,450	192,977	167,222
Operating expenses:
Research and development	7,440	7,413	23,736	23,772
Selling, general and administrative	16,374	22,430	78,872	73,548
Depreciation and amortization	16,552	15,814	49,630	46,653
Total operating expenses	40,366	45,657	152,238	143,973
Earnings of unconsolidated joint venture	80	117	324	372
Interest expense, net	6,099	5,741	18,667	24,948
Income (loss) before income taxes	17,439	(3,831)	22,396	(1,327)
Income tax expense	1,122	2,021	3,405	4,372
Consolidated net income (loss)	16,317	(5,852)	18,991	(5,699)
Net loss attributable to noncontrolling interest	(298)	(254)	(858)	(182)
Net income (loss) attributable to Kraton	$16,615	$(5,598)	$19,849	$(5,517)
Earnings (loss) per common share:
Basic	0.51	(0.17)	0.61	(0.17)
Diluted	0.50	(0.17)	0.60	(0.17)
Weighted average common shares outstanding:
Basic	32,315	32,073	32,249	32,069
Diluted	32,600	32,073	32,590	32,069

See Notes to Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to Kraton	$16,615	$(5,598)	$19,849	$(5,517)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(28,587)	9,511	(25,651)	(3,735)
Realized gain from interest rate swap, net of tax of $0	-	-	-	837
Unrealized loss from net investment hedge, net of tax of $0	-	(265)	-	(490)
Other comprehensive income (loss), net of tax	(28,587)	9,246	(25,651)	(3,388)
Comprehensive income (loss) attributable to Kraton	(11,972)	3,648	(5,802)	(8,905)
Comprehensive income (loss) attributable to noncontrolling interest	(1,092)	178	(1,479)	111
Consolidated comprehensive income (loss)	$(13,064)	$3,826	$(7,281)	$(8,794)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$—	$492,215
Net loss	—	—	(5,517)	—	(5,517)	(182)	(5,699)
Other comprehensive income (loss)	—	—	—	(3,388)	(3,388)	293	(3,095)
Consolidation of variable interest entity	—	—	—	—	—	30,216	30,216
Exercise of stock options	2	308	—	—	310	—	310
Non-cash compensation related to equity awards	—	6,362	—	—	6,362	—	6,362
Balance at September 30, 2013	$325	$361,627	$165,928	$(37,898)	$489,982	$30,327	$520,309
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	19,849	—	19,849	(858)	18,991
Other comprehensive loss	—	—	—	(25,651)	(25,651)	(621)	(26,272)
Retired treasury stock	—	(704)	—	—	(704)	—	(704)
Exercise of stock options	1	1,428	—	—	1,429	—	1,429
Non-cash compensation related to equity awards	2	8,466	—	—	8,468	—	8,468
Balance at September 30, 2014	$328	$372,780	$190,676	$(46,903)	$516,881	$39,429	$556,310

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$18,991	$(5,699)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,630	46,653
Amortization of debt premium	(121)	(114)
Amortization of debt issuance costs	1,665	6,841
Gain on disposal of property, plant and equipment	(33)	(37)
Earnings from unconsolidated joint venture, net of dividends received	163	51
Deferred income tax benefit	(3,222)	(2,737)
Share-based compensation	8,468	6,362
Decrease (increase) in:
Accounts receivable	(11,179)	(18,737)
Inventories of products, materials and supplies	(28,796)	25,538
Other assets	(4,606)	5,772
Increase (decrease) in:
Accounts payable-trade	(30,007)	(8,081)
Other payables and accruals	(5,915)	(12,334)
Other long-term liabilities	(4,937)	3,304
Due to related party	(8,878)	11,305
Net cash provided by (used in) operating activities	(18,777)	58,087
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant and equipment	(47,539)	(49,638)
KFPC purchase of property, plant and equipment	(33,807)	(8,284)
Purchase of software and other intangibles	(2,724)	(3,106)
Settlement of net investment hedge	—	(2,490)
Net cash used in investing activities	(84,070)	(63,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	29,000	40,000
Repayments of debt	(29,000)	(136,875)
Capital lease payments	(6,007)	(950)
Contribution from noncontrolling interest	—	30,216
Purchase of treasury stock	(704)	—
Proceeds from the exercise of stock options	1,429	310
Debt issuance costs	(485)	(4,794)
Net cash used in financing activities	(5,767)	(72,093)
Effect of exchange rate differences on cash	(4,971)	(1,012)
Net decrease in cash and cash equivalents	(113,585)	(78,536)
Cash and cash equivalents, beginning of period	175,872	223,166
Cash and cash equivalents, end of period	$62,287	$144,630
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$9,267	$7,397
Cash paid during the period for interest, net of capitalized interest	$23,053	$24,207
Capitalized interest	$2,214	$2,951
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$6,057	$7,170
Asset acquired through capital lease	$7,033	$2,900

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

Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation and Significant Accounting Policies in our most recent Annual Report on Form 10-K. There have been no changes to the policies disclosed therein. The accompanying unaudited condensed consolidated financial statements we present in this report have been prepared in accordance with those policies.

Reclassifications. Certain amounts reported in the condensed consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.

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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.3 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $8.5 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses.

4. Detail of Certain Balance Sheet Accounts

	September 30,	December 31,
	2014	2013
	(In thousands)
Inventories of products:
Finished products	$261,499	$246,758
Work in progress	6,465	5,384
Raw materials	77,867	76,630
Total inventories of products	$345,831	$328,772
Other payables and accruals:
Employee related	$13,503	$16,066
Interest payable	2,047	7,955
Other	28,306	30,518
Total other payables and accruals	$43,856	$54,539
Other long-term liabilities:
Pension and other postretirement benefits	$54,364	$57,924
Other	17,437	18,067
Total other long-term liabilities	$71,801	$75,991
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(2,893)	$22,758
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Pension liability	(42,084)	(42,084)
Total accumulated other comprehensive loss	$(46,903)	$(21,252)

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 491,926 and 454,726 for the three months ended September 30, 2014 and 2013, respectively, and 491,684 and 401,844 for the nine months ended September 30, 2014 and 2013, respectively. We withheld 1,793 and 27,173 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the three and nine months ended September 30, 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.

The computation of diluted EPS includes weighted average restricted share units of 87,696 and 80,335 for the three and nine months ended September 30, 2014, respectively. All outstanding restricted share units of 57,591 are excluded from the computation of diluted EPS as they are anti-dilutive for the three and nine months ended September 30, 2013.

The computation of diluted EPS includes weighted average performance share units of 34,811 and 27,032 for the three and nine months ended September 30, 2014, respectively. The computation of diluted earnings per share excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 102,396 for the three and nine months ended September 30, 2014 and 67,585 for the three and nine months ended September 30, 2013. .

The computation of diluted EPS includes stock options added under the treasury stock method, which amounted to 162,049 and 0 for the three months ended September 30, 2014 and 2013, respectively and 233,594 and 0 for the nine months ended September 30, 2014 and 2013, respectively. The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 1,008,497 and 1,643,950 for the three months ended September 30, 2014 and 2013, respectively, and 987,843 and 1,643,950 for the nine months ended September 30, 2014 and 2013, respectively.

The calculations of basic and diluted EPS are as follows:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$16,615	32,807		$(5,598)	32,528
Amounts allocated to unvested restricted shares	(249)	(492)		78	(455)
Amounts available to common stockholders	16,366	32,315	$0.51	(5,520)	32,073	$(0.17)
Diluted:
Amounts allocated to unvested restricted shares	249	492		(78)	455
Non participating share units	—	123		—	—
Stock options added under the treasury stock method	—	162		—	—
Amounts reallocated to unvested restricted shares	(247)	(492)		78	(455)
Amounts available to stockholders and assumed conversions	$16,368	32,600	$0.50	$(5,520)	32,073	$(0.17)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$19,849	32,741		$(5,517)	32,471
Amounts allocated to unvested restricted shares	(298)	(492)		68	(402)
Amounts available to common stockholders	19,551	32,249	$0.61	(5,449)	32,069	$(0.17)
Diluted:
Amounts allocated to unvested restricted shares	298	492		(68)	402
Non participating share units	—	107		—	—
Stock options added under the treasury stock method	—	234		—	—
Amounts reallocated to unvested restricted shares	(295)	(492)		68	(402)
Amounts available to stockholders and assumed conversions	$19,554	32,590	$0.60	$(5,449)	32,069	$(0.17)

6. Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
6.75% unsecured notes	$350,867	$350,989
Capital lease obligation	1,031	—
Total debt	351,898	350,989
Less current portion of total debt	49	—
Long-term debt	$351,849	$350,989

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

The Senior Secured Credit Facilities are primarily secured by receivables and inventory. The U.S. Facility provides for borrowings in the United States and is secured by assets located in the United States. The Dutch Facility provides for borrowings outside of the United States and is secured by assets located outside of the United States.

Borrowings under the U.S. Facility (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.5% and (3) LIBOR plus 1.0%, or (b) a rate based on LIBOR, in each case plus an applicable margin. U.S. swingline loans shall bear interest at a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.5% or (3) LIBOR plus 1.0%, in each case plus an applicable margin.

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

As of September 30, 2014, our available borrowing capacity was $214.8 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $211.9 million, of which $0.0 million was drawn.

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

KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC” Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $182.9 million (converted at the July 17, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.

The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $142.7 million (converted at the July 17, 2014 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $40.2 million (converted at the July 17, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2014, no draws have been made on the KFPC Loan Agreement. The initial term of the KFPC Loan Agreement is five years from the date of the first drawing of either tranche. To the extent that the first drawing has not occurred within six months from the date of the KFPC Loan Agreement, the term will be five years from expiration of this six-month period. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.

The total outstanding principal amount is payable in six semi-annual installments with the first payment due upon the expiry of a thirty-month period commencing on the date of the first drawing of loans and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.

The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the secondary market fixing rate in NTD denominated 90 day or 180 day commercial paper, (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.

The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing fifty percent (50%) of the indebtedness.

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2014, are as follows:

Principal Payments
(In thousands)
September 30:
2015	$49
2016	91
2017	97
2018	93
Thereafter	350,702
Total debt	$351,032

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $10.1 million and $11.4 million (of which $2.3 million and $2.2 million were included in other current assets) as of September 30, 2014 and December 31, 2013, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. In the three months ended September 30, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. We amortized $0.6 million and $0.5 million of debt issuance costs for the three months ended September 30, 2014 and 2013, respectively, and $1.7 million and $1.8 million (which excludes the $5.0 million of accelerated amortization) of debt issuance costs for the nine months ended September 30, 2014 and 2013, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset	Other long-term assets	$2,109	$2,109	$-	$-

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset	Other long-term assets	$1,908	$1,908	$-	$-

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

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets - level 1)	$350,867	$362,250	$350,989	$369,250
Capital lease obligation (significant other observable inputs - level 2)	$1,031	$1,031	$—	$—

Financial Instruments

Interest Rate Swap Agreement. On March 27, 2013, in connection with the refinancing of our credit facility, we terminated and settled an interest rate swap agreement, and as a result, recognized $0.7 million of interest expense for the three months ended March 31, 2013. We did not have any interest rate swap agreements in effect during the three and nine months ended September 30, 2014.

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” The only non-deliverable forward contract outstanding as of September 30, 2013 had a notional amount of CAD $1.6 million with a settlement date of October 8, 2013. This hedge was effective in offsetting our exposure to the CAD and therefore the $0.1 million gain on the hedge was offset by the $0.1 million loss on the exposure associated with the funding of our semi-works facility for the three months ended September 30, 2013. There was no net impact for the nine months ended September 30, 2013. We did not have any fair value hedges in place during the three and nine months ended September 30, 2014.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a TWD 450.0 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” We recorded an aggregate $0.5 million loss in accumulated other comprehensive loss related to the settlement of the effective portion of these contracts during the nine months ended September 30, 2013. We did not have any net investment hedges in place during the three and nine months ended September 30, 2014.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended September 30, 2014 and 2013, we settled these hedges and recorded a loss of $3.9 million and a gain of $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013, we recorded a loss of $4.3 million and a loss of $1.5 million, respectively, which are recorded in cost of goods sold. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.

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

9. Income Taxes

Our income tax expense was $1.1 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $3.4 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 6.4% and (52.8%) for the three months ended September 30, 2014 and 2013, respectively, and 15.2% and (329.5%) for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, a valuation allowance of $85.4 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.4 million for the three months ended September 30, 2014, of which $2.5 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. We increased our valuation allowance by $3.6 million for the three months ended September 30, 2013, of which $3.5 million represents current period net operating losses and $0.1 million represents changes in other comprehensive income (loss). We decreased our valuation allowance by $4.6 million for the nine months ended September 30, 2014, of which $2.7 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. We increased our valuation allowance by $7.9 million for the nine months ended September 30, 2013, of which $8.0 million represents current period net operating losses, partially offset by $0.1 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been a 31.7% expense and a 38.3% benefit for the three months ended September 30, 2014 and 2013, respectively, and a 35.8% expense and a 276.9% benefit for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, we had total unrecognized tax benefits of $6.6 million and $6.4 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended September 30, 2014 and 2013, we had a decrease in uncertain tax positions of $0.3 million and an increase of $0.7 million, respectively, and an increase of $0.2 million and an increase of $1.8 million during the nine months ended September 30, 2014 and 2013, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.

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

10. Commitments and Contingencies

Legal Proceedings. We received notice from the tax authorities in Brazil assessing R$6.1 million, or $2.5 million (converted at the September 30, 2014 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

On January 28, 2014, we executed a definitive agreement (the “Combination Agreement”) to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The Combination Agreement called for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that Kraton’s stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.

On June 30, 2014, Kraton notified LCY that its Board of Directors intended to withdraw its recommendation to Kraton’s stockholders to approve the Combination Agreement unless the parties could agree upon mutually acceptable revised terms to the Combination Agreement. This notice cited the decline in operating results for LCY’s SBC business in the first quarter of 2014 and a related decline in forecasted results thereafter, together with the decline in Kraton’s stock price and negative reactions from Kraton’s stockholders. Following Kraton’s notification of its Board’s intention to change its recommendation, the parties engaged in discussions to determine whether they could mutually agree to changes to the terms of the Combination Agreement that would enable the Kraton Board to continue to recommend that Kraton’s stockholders approve the Combination Agreement. The parties engaged in numerous discussions subsequent to June 30, 2014 regarding possible revisions to the terms of the Combination Agreement.

On July 31, 2014, an explosion occurred in a pipeline owned by LCY in Kaohsiung, Taiwan, causing substantial property damage and loss of life, and numerous governmental and private investigations and claims have been initiated and asserted against LCY. On August 4, 2014, LCY notified Kraton that it would no longer negotiate, and would not agree to, any revisions to the terms of the Combination Agreement.  On August 6, 2014, the Kraton Board withdrew its recommendation that Kraton’s stockholders approve the Combination Agreement. On August 8, 2014, Kraton received notice from LCY that LCY had exercised its right to terminate the Combination Agreement.

The provisions of the Combination Agreement provide for Kraton to pay LCY a $25 million break-up fee upon a termination of the Combination Agreement following a withdrawal of the Kraton Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of the Kraton Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25 million termination fee. On October 6, 2014, LCY filed a lawsuit against Kraton in connection with Kraton’s refusal to pay the $25 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan constitutes an LCY material adverse effect as defined in the Combination Agreement, and Kraton has notified LCY that accordingly Kraton is not obligated to pay the termination fee.  While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations or cash flows.

Asset Retirement Obligations.

The changes in the aggregate carrying amount of our ARO liability are as follows:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Beginning balance	$10,497	$9,837
Accretion expense	403	377
Obligations settled	(73)	—
Foreign currency translation, net	(362)	93
Ending Balance	$10,465	$10,307

Production downtime. In the first quarter of 2014 we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France, experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $12.0 million of net costs in the nine months ended September 30, 2014 associated with these two events, of which $2.6 million is included in other payables and accruals at September 30, 2014 based on management’s estimates of the remaining costs to be incurred. In the third quarter 2014, we recorded a $1.0 million reduction of costs due to the confirmation of a partial insurance recovery which is included in receivables as of September 30, 2014.

There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits

Retirement Plans.

The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$700	$828	$2,100	$2,528
Interest cost	1,543	1,384	4,628	4,179
Expected return on plan assets	(1,918)	(1,654)	(5,753)	(4,959)
Amortization of prior service cost	460	880	1,380	2,745
Net periodic benefit cost	$785	$1,438	$2,355	$4,493

We made contributions of $7.2 million and $4.8 million to our pension plan in the nine months ended September 30, 2014 and 2013, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Service cost	$140	$130	$375	$420
Interest cost	348	285	953	870
Amortization of prior service cost	155	161	315	525
Net periodic benefit cost	$643	$576	$1,643	$1,815

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

We manufacture our products along the following primary product lines based upon polymer chemistry and process technologies:

—	un-hydrogenated SBCs (“USBCs”);
—	hydrogenated SBCs (“HSBCs”);
—	Cariflex™ isoprene rubber and isoprene rubber latex; and
—	compounds.

Revenue for our product lines is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
USBCs	$177,978	$192,714	$524,614	$582,030
HSBCs	93,872	98,572	303,827	311,603
Cariflex	39,959	28,231	104,564	84,504
Compounds	7,014	7,187	21,058	22,635
Other	148	405	331	987
	$318,971	$327,109	$954,394	$1,001,759

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Revenue and long-lived assets by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenue:
United States	$95,816	$99,726	$298,434	$313,963
Germany	45,380	49,263	125,992	134,948
Japan	24,224	20,341	61,706	57,472
China	19,212	17,872	58,517	54,065
Thailand	15,155	10,457	42,339	30,621
Brazil	11,867	14,701	38,375	41,582
France	10,644	12,534	34,654	35,729
Belgium	8,544	9,751	33,830	32,865
United Kingdom	8,893	8,011	27,313	28,770
Italy	8,299	9,424	25,865	32,822
Netherlands	6,673	6,118	19,959	22,332
Malaysia	7,877	6,664	19,944	19,802
Sweden	4,248	4,333	15,169	13,905
Taiwan	4,021	3,649	14,690	13,588
Mexico	5,338	4,460	13,548	14,143
Canada	3,652	3,585	12,316	13,264
Argentina	2,721	3,798	11,317	12,709
South Korea	2,786	2,532	10,681	9,691
Austria	4,058	3,699	10,508	9,769
Turkey	3,054	7,743	9,606	19,333
Poland	2,836	5,589	7,432	9,400
All other countries	23,673	22,859	62,199	80,986
	$318,971	$327,109	$954,394	$1,001,759

	September 30,	December 31,
	2014	2013
	(In thousands)
Long-lived assets, at cost:
United States	$491,382	$453,157
France	118,435	123,804
Brazil	76,152	76,524
Germany	60,565	64,258
Netherlands	29,086	27,865
Taiwan	47,531	12,935
China	7,270	7,226
Japan	1,641	1,696
All other countries	200	220
	$832,262	$767,685

13. Related Party Transactions

We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the condensed consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $9.4 million and $15.2 million for the three months ended September 30, 2014 and 2013, respectively, and $30.0 million and $37.9 million for the nine months ended September 30, 2014 and 2013, respectively.

14. Variable Interest Entity

The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2014 and December 31, 2013 for KFPC before intercompany eliminations. See Note 6 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	22,015	66,816
Other current assets	1,775	256
Property, plant and equipment	47,459	12,912
Intangible assets	9,936	10,094
Other long-term assets	1,028	462
Total assets	$82,213	$90,540
Current liabilities	3,355	8,724
Total liabilities	$3,355	$8,724

15. Subsequent Events

On October 27, 2014, Kraton’s board of directors approved a share repurchase program through which the Company may repurchase outstanding shares of the Company’s common stock having an aggregate purchase price of up to $50.0 million. Kraton intends to finance the share repurchase program through a combination of cash and debt. The Company plans to repurchase shares of its common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations.

We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2014.

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2014

(Unaudited)

(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$427	$5,711	$56,149	$—	$62,287
Receivables, net of allowances	—	266	45,888	88,156	—	134,310
Inventories of products	—	(800)	197,310	149,321	—	345,831
Inventories of materials and supplies	—	—	9,260	1,915	—	11,175
Deferred income taxes	—	—	3,953	5,366	—	9,319
Other current assets	—	4,580	712	18,752	—	24,044
Total current assets	—	4,473	262,834	319,659	—	586,966
Property, plant and equipment, less accumulated depreciation	—	48,239	250,187	151,066	—	449,492
Intangible assets, less accumulated amortization	—	48,127	4,219	202	—	52,548
Investment in consolidated subsidiaries	563,784	1,401,978	—	—	(1,965,762)	—
Investment in unconsolidated joint venture	—	813	—	12,194	—	13,007
Debt issuance costs	—	5,037	1,441	1,398	—	7,876
Deferred income taxes	—	453	—	1,141	—	1,594
Other long-term assets	—	(59)	578,159	101,986	(654,890)	25,196
Total assets	$563,784	$1,509,061	$1,096,840	$587,646	$(2,620,652)	$1,136,679
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$49	$—	$—	$49
Accounts payable-trade	—	1,276	35,493	44,443	—	81,212
Other payables and accruals	—	13,342	14,969	15,545	—	43,856
Deferred income taxes	—	—	—	332	—	332
Due to related party	—	—	—	15,288	—	15,288
Total current liabilities	—	14,618	50,511	75,608	—	140,737
Long-term debt, net of current portion	—	350,867	982	—	—	351,849
Deferred income taxes	—	8,909	3,953	3,120	—	15,982
Other long-term liabilities	—	571,950	61,032	93,709	(654,890)	71,801
Total liabilities	—	946,344	116,478	172,437	(654,890)	580,369
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	328	—	—	—	—	328
Additional paid in capital	372,780	—	—	—	—	372,780
Member's equity	—	563,784	1,016,337	385,641	(1,965,762)	—
Retained earnings	190,676	—	—	—	—	190,676
Accumulated other comprehensive loss	—	(1,067)	(35,975)	(9,861)	—	(46,903)
Kraton stockholders' and member's equity	563,784	562,717	980,362	375,780	(1,965,762)	516,881
Noncontrolling interest	—	—	—	39,429	—	39,429
Total stockholders' and member's equity	563,784	562,717	980,362	415,209	(1,965,762)	556,310
Total liabilities and stockholders' and member's equity	$563,784	$1,509,061	$1,096,840	$587,646	$(2,620,652)	$1,136,679

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$154,297	$205,428	$(40,754)	$318,971
Cost of goods sold	—	(4,000)	127,178	172,723	(40,754)	255,147
Gross profit	—	4,000	27,119	32,705	—	63,824
Operating expenses:
Research and development	—	3,566	821	3,053	—	7,440
Selling, general and administrative	—	8,741	137	7,496	—	16,374
Depreciation and amortization	—	5,746	7,390	3,416	—	16,552
Total operating expenses	—	18,053	8,348	13,965	—	40,366
Earnings in consolidated subsidiaries	16,317	35,993	—	—	(52,310)	—
Earnings of unconsolidated joint venture	—	—	—	80	—	80
Interest expense (income), net	—	6,183	(85)	1	—	6,099
Income before income taxes	16,317	15,757	18,856	18,819	(52,310)	17,439
Income tax expense (benefit)	—	(560)	196	1,486	—	1,122
Consolidated net income	16,317	16,317	18,660	17,333	(52,310)	16,317
Net loss attributable to noncontrolling interest	—	—	—	(298)	—	(298)
Net income attributable to Kraton	$16,317	$16,317	$18,660	$17,631	$(52,310)	$16,615

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$156,550	$210,570	$(40,011)	$327,109
Cost of goods sold	—	(244)	134,863	185,051	(40,011)	279,659
Gross profit	—	244	21,687	25,519	—	47,450
Operating expenses:
Research and development	—	—	4,307	3,106	—	7,413
Selling, general and administrative	—	6	15,268	7,156	—	22,430
Depreciation and amortization	—	4,080	7,902	3,832	—	15,814
Total operating expenses	—	4,086	27,477	14,094	—	45,657
Earnings (loss) in consolidated subsidiaries	(5,852)	6,621	—	—	(769)	—
Earnings of unconsolidated joint venture	—	—	—	117	—	117
Interest expense (income), net	—	9,381	(3,766)	126	—	5,741
Income (loss) before income taxes	(5,852)	(6,602)	(2,024)	11,416	(769)	(3,831)
Income tax expense (benefit)	—	(750)	11	2,760	—	2,021
Consolidated net income (loss)	(5,852)	(5,852)	(2,035)	8,656	(769)	(5,852)
Net loss attributable to noncontrolling interest	—	—	—	(254)	—	(254)
Net income (loss) attributable to Kraton	$(5,852)	$(5,852)	$(2,035)	$8,910	$(769)	$(5,598)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$485,368	$596,210	$(127,184)	$954,394
Cost of goods sold	—	(19,414)	391,743	516,272	(127,184)	761,417
Gross profit	—	19,414	93,625	79,938	—	192,977
Operating expenses:
Research and development	—	12,115	1,758	9,863	—	23,736
Selling, general and administrative	—	55,208	262	23,402	—	78,872
Depreciation and amortization	—	16,870	21,912	10,848	—	49,630
Total operating expenses	—	84,193	23,932	44,113	—	152,238
Earnings in consolidated subsidiaries	18,991	100,871	—	—	(119,862)	—
Earnings of unconsolidated joint venture	—	—	—	324	—	324
Interest expense (income), net	—	18,661	79	(73)	—	18,667
Income before income taxes	18,991	17,431	69,614	36,222	(119,862)	22,396
Income tax expense (benefit)	—	(1,560)	201	4,764	—	3,405
Consolidated net income	18,991	18,991	69,413	31,458	(119,862)	18,991
Net loss attributable to noncontrolling interest	—	—	—	(858)	—	(858)
Net income attributable to Kraton	$18,991	$18,991	$69,413	$32,316	$(119,862)	$19,849

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Sales revenue	$—	$—	$498,775	$624,015	$(121,031)	$1,001,759
Cost of goods sold	—	1,720	407,224	546,624	(121,031)	834,537
Gross profit (loss)	—	(1,720)	91,551	77,391	—	167,222
Operating expenses:
Research and development	—	—	13,087	10,685	—	23,772
Selling, general and administrative	—	154	50,840	22,554	—	73,548
Depreciation and amortization	—	12,239	23,521	10,893	—	46,653
Total operating expenses	—	12,393	87,448	44,132	—	143,973
Earnings (loss) in consolidated subsidiaries	(5,699)	41,165	—	—	(35,466)	—
Earnings of unconsolidated joint venture	—	—	—	372	—	372
Interest expense (income), net	—	34,315	(10,886)	1,519	—	24,948
Income (loss) before income taxes	(5,699)	(7,263)	14,989	32,112	(35,466)	(1,327)
Income tax expense (benefit)	—	(1,564)	32	5,904	—	4,372
Consolidated net income (loss)	(5,699)	(5,699)	14,957	26,208	(35,466)	(5,699)
Net loss attributable to noncontrolling interest	—	—	—	(182)	—	(182)
Net income (loss) attributable to Kraton	$(5,699)	$(5,699)	$14,957	$26,390	$(35,466)	$(5,517)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$16,317	$16,317	$18,660	$17,631	$(52,310)	$16,615
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(264)	—	(28,323)	—	(28,587)
Other comprehensive loss, net of tax	—	(264)	—	(28,323)	—	(28,587)
Comprehensive income (loss) attributable to Kraton	16,317	16,053	18,660	(10,692)	(52,310)	(11,972)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,092)	—	(1,092)
Consolidated comprehensive income (loss)	$16,317	$16,053	$18,660	$(11,784)	$(52,310)	$(13,064)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(5,852)	$(5,852)	$(2,035)	$8,910	$(769)	$(5,598)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	(201)	—	9,712	—	9,511
Unrealized income (loss) from net investment hedge, net of tax	—	36	—	(301)	—	(265)
Other comprehensive income (loss), net of tax	—	(165)	—	9,411	—	9,246
Comprehensive income (loss) attributable to Kraton	(5,852)	(6,017)	(2,035)	18,321	(769)	3,648
Comprehensive income attributable to noncontrolling interest	—	—	—	178	—	178
Consolidated comprehensive income (loss)	$(5,852)	$(6,017)	$(2,035)	$18,499	$(769)	$3,826

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$18,991	$18,991	$69,413	$32,316	$(119,862)	$19,849
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(532)	—	(25,119)	—	(25,651)
Other comprehensive loss, net of tax	—	(532)	—	(25,119)	—	(25,651)
Comprehensive income (loss) attributable to Kraton	18,991	18,459	69,413	7,197	(119,862)	(5,802)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,479)	—	(1,479)
Consolidated comprehensive income (loss)	$18,991	$18,459	$69,413	$5,718	$(119,862)	$(7,281)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(5,699)	$(5,699)	$14,957	$26,390	$(35,466)	$(5,517)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	(203)	—	(3,532)	—	(3,735)
Realized gain from interest rate swap, net of tax	—	837	—	—	—	837
Unrealized loss from net investment hedge, net of tax	—	(189)	—	(301)	—	(490)
Other comprehensive income (loss), net of tax	—	445	—	(3,833)	—	(3,388)
Comprehensive income (loss) attributable to Kraton	(5,699)	(5,254)	14,957	22,557	(35,466)	(8,905)
Comprehensive income attributable to noncontrolling interest	—	—	—	111	—	111
Consolidated comprehensive income (loss)	$(5,699)	$(5,254)	$14,957	$22,668	$(35,466)	$(8,794)

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2014

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(25,208)	$64,822	$(58,391)	$—	$(18,777)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	27,679	—	—	(27,679)	—
Kraton purchase of property, plant and equipment	—	(725)	(36,513)	(10,301)	—	(47,539)
KFPC purchase of property, plant and equipment	—	—	—	(33,807)	—	(33,807)
Purchase of software and other intangibles	—	(2,724)	—	—	—	(2,724)
Net cash provided by (used in) investing activities	—	24,230	(36,513)	(44,108)	(27,679)	(84,070)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	29,000	—	—	29,000
Repayments of debt	—	—	(29,000)	—	—	(29,000)
Capital lease payments	—	—	(6,007)	—	—	(6,007)
Purchase of treasury stock	(704)	—	—	—	—	(704)
Cash contributions from member	—	—	(704)	—	704	—
Cash distributions to member	(725)	1,429	—	—	(704)	—
Proceeds from the exercise of stock options	1,429	—	—	—	—	1,429
Debt issuance costs	—	(24)	—	(461)	—	(485)
Payments on intercompany loans	—	—	(27,679)	—	27,679	—
Net cash provided by (used in) financing activities	—	1,405	(34,390)	(461)	27,679	(5,767)
Effect of exchange rate differences on cash	—	—	—	(4,971)	—	(4,971)
Net increase (decrease) in cash and cash equivalents	—	427	(6,081)	(107,931)	—	(113,585)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$427	$5,711	$56,149	$—	$62,287

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

KRATON PERFORMANCE POLYMERS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Nine months ended September 30, 2013

(Unaudited)

(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$14,859	$(65,805)	$109,033	$—	$58,087
Cash flows provided by (used in) investing activities:
Repayments of intercompany loans	—	68,962	—	—	(68,962)	—
Kraton purchase of property, plant and equipment	—	—	(26,414)	(23,224)	—	(49,638)
KFPC purchase of property, plant and equipment	—	—	—	(8,284)	—	(8,284)
Purchase of software and other intangibles	—	—	(2,861)	(245)	—	(3,106)
Settlement of net investment hedge	—	(2,490)	—	—	—	(2,490)
Net cash provided by (used in) investing activities	—	66,472	(29,275)	(31,753)	(68,962)	(63,518)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	40,000	—	—	40,000
Repayments of debt	—	(96,875)	(40,000)	—	—	(136,875)
Capital lease payments	—	—	(950)	—	—	(950)
Cash contributions from member	—	15,544	—	(15,544)	—	—
Cash distributions to member	(310)	—	—	310	—	—
Contribution from noncontrolling interest	—	—	—	30,216	—	30,216
Proceeds from the exercise of stock options	310	—	—	—	—	310
Debt issuance costs	—	—	(3,310)	(1,484)	—	(4,794)
Proceeds from (repayments of) intercompany loans	—	—	28,891	(97,853)	68,962	—
Net cash provided by (used in) financing activities	—	(81,331)	24,631	(84,355)	68,962	(72,093)
Effect of exchange rate differences on cash	—	—	—	(1,012)	—	(1,012)
Net decrease in cash and cash equivalents	—	—	(70,449)	(8,087)	—	(78,536)
Cash and cash equivalents, beginning of period	—	—	80,903	142,263	—	223,166
Cash and cash equivalents, end of period	$—	$—	$10,454	$134,176	$—	$144,630

(1)Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, the Issuers, are co-issuers of the 6.75% senior notes due March 1, 2019. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial information concerning the Issuers would provide additional information that would be material to investors in making an investment decision.

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

	Three months ended September 30,		Nine months ended September 30,
Product Line Revenue:	2014	2013	2014	2013
USBCs	55.8%	58.9%	55.0%	58.1%
HSBCs	29.4%	30.2%	31.8%	31.1%
Cariflex	12.5%	8.6%	11.0%	8.4%
Compounds	2.2%	2.2%	2.2%	2.3%
Other	0.1%	0.1%	0.0%	0.1%

	Three months ended September 30,		Nine months ended September 30,
End Use Markets:	2014	2013	2014	2013
Advanced Materials	23.3%	24.8%	25.0%	26.8%
Adhesives, Sealants and Coatings	37.3%	36.0%	38.8%	37.5%
Paving and Roofing	26.8%	30.5%	25.2%	27.2%
Cariflex	12.5%	8.6%	11.0%	8.4%
Other	0.1%	0.1%	0.0%	0.1%

2014 Third Quarter Financial Overview

—	Sales volume was 80.7 kilotons in the third quarter of 2014 compared to 83.5 kilotons in the third quarter of 2013.
—	Revenue was $319.0 million in the third quarter of 2014 compared to $327.1 million in the third quarter of 2013.
—

Gross profit was $63.8 million in the third quarter of 2014 compared to $47.5 million in the third quarter of 2013. Adjusted gross profit (non-GAAP) was $64.7 million in the third quarter of 2014 compared to $71.7 million in the third quarter of 2013.

—	Adjusted EBITDA (non-GAAP) was $39.4 million in the third quarter of 2014 compared to $44.8 million in the third quarter of 2013.
—

Net income attributable to Kraton was $16.6 million or $0.50 per diluted share in the third quarter of 2014 compared to a net loss of $(5.6) million or $(0.17) per diluted share in the third quarter of 2013. Diluted earnings per share were impacted by items that are discussed further in Net income attributable to Kraton.

RESULTS OF OPERATIONS

Factors Affecting Our Results of Operations

Raw Materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products, and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $135.1 million and $158.4 million or 53.0% and 56.6% of our total cost of goods sold for the three months ended September 30, 2014 and 2013, respectively, and approximately $393.7 million and $477.4 million or 51.7% and 57.2% of our total cost of goods sold for the nine months ended September 30, 2014 and 2013, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue are impacted by movements in our raw material costs, as well as the cost of other inputs.

The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for butadiene and isoprene decreased during the three months ended September 30, 2014 compared to the three months ended June 30, 2014, whereas average purchase prices for styrene were relatively flat. Average purchase prices for butadiene increased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, whereas average purchase prices for styrene were relatively flat and average purchase prices for isoprene decreased. Average purchase prices for these monomers decreased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

We use the first-in, first-out (FIFO) basis of accounting for inventory and cost of goods sold and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (“ECRC”). Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the spread between FIFO and ECRC.

—	In the three months ended September 30, 2014, reported results under FIFO were lower than results would have been on an ECRC basis by $1.8 million; and
—	In the nine months ended September 30, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $6.5 million; and
—	In the three and nine months ended September 30, 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $20.7 million and $23.5 million, respectively.

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

We generated our revenue from customers located in the following regions.

	Three months ended September 30,		Nine months ended September 30,
Revenue by Geography:	2014	2013	2014	2013
Americas	37.7%	38.9%	39.4%	39.8%
Europe, Middle East and Africa	37.0%	41.0%	36.9%	39.2%
Asia Pacific	25.3%	20.1%	23.7%	21.0%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The impact from currency fluctuations amounted to pre-tax losses of $1.0 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively, and pre-tax losses of $2.5 million and $5.0 million for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, the primary driver for the decrease in our pre-tax currency losses was the change in foreign exchange rates between the Euro and U.S. Dollar and the Japanese Yen and U.S. Dollar. For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the primary driver for the decrease in our pre-tax currency losses compared to the nine months ended September 30, 2013 was the change in foreign exchange rates between the Brazilian Real and U.S. Dollar and the Japanese Yen and U.S. Dollar.

Seasonality. Seasonal changes and weather conditions typically affect the Paving and Roofing end use market and generally result in higher sales volumes into this end use market in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other end use markets tend to show relatively little seasonality.

Recent Developments

Share Repurchase Program. On October 27, 2014, Kraton’s board of directors approved a share repurchase program through which the Company may repurchase outstanding shares of the Company’s common stock having an aggregate purchase price of up to $50.0 million. Kraton intends to finance the share repurchase program through a combination of cash and debt. The Company plans to repurchase shares of its common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations.

Terminated Combination Agreement with SBC Business of LCY. On January 28, 2014, we executed a definitive agreement (the “Combination Agreement”) to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The Combination Agreement called for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that Kraton’s stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.

On June 30, 2014, Kraton notified LCY that its Board of Directors intended to withdraw its recommendation to Kraton’s stockholders to approve the Combination Agreement unless the parties could agree upon mutually acceptable revised terms to the Combination Agreement. This notice cited the decline in operating results for LCY’s SBC business in the first quarter of 2014 and a related decline in forecasted results thereafter, together with the decline in Kraton’s stock price and negative reactions from Kraton’s stockholders. Following Kraton’s notification of its Board’s intention to change its recommendation, the parties engaged in discussions to determine whether they could mutually agree to changes to the terms of the Combination Agreement that would enable the Kraton Board to continue to recommend that Kraton’s stockholders approve the Combination Agreement. The parties engaged in numerous discussions subsequent to June 30, 2014 regarding possible revisions to the terms of the Combination Agreement.

On July 31, 2014, an explosion occurred in a pipeline owned by LCY in Kaohsiung, Taiwan, causing substantial property damage and loss of life, and numerous governmental and private investigations and claims have been initiated and asserted against LCY. On August 4, 2014, LCY notified Kraton that it would no longer negotiate, and would not agree to, any revisions to the terms of the Combination Agreement.  On August 6, 2014, the Kraton Board withdrew its recommendation that Kraton’s stockholders approve the Combination Agreement. On August 8, 2014, Kraton received notice from LCY that LCY had exercised its right to terminate the Combination Agreement.

The provisions of the Combination Agreement provide for Kraton to pay LCY a $25 million break-up fee upon a termination of the Combination Agreement following a withdrawal of the Kraton Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of the Kraton Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25 million termination fee. On October 6, 2014, LCY filed a lawsuit against Kraton in connection with Kraton’s refusal to pay the $25 million termination fee. We believe that the impact upon LCY of the

July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan constitutes an LCY material adverse effect as defined in the Combination Agreement, and Kraton has notified LCY that accordingly Kraton is not obligated to pay the termination fee.  While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.

KFPC loan agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $182.9 million (converted at the July 17, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. The KFPC Loan Agreement is comprised of  NTD 4.29 billion, or $142.7 million (converted at the July 17, 2014 exchange rate), to fund KFPC’s capital expenditures, and NTD 1.21 billion, or $40.2 million (converted at the July 17, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. Obligations under the KFPC Loan Agreement are guaranteed 50% by Formosa Petrochemical Corporation and 50% by Kraton Polymers LLC. See Note 6. Long Term Debt, for further discussion of the KFPC Loan Agreement.

Outlook

With respect to raw material costs, following declines in butadiene contract prices in September and October, the Company currently expects a continued downward bias for the balance of the year. Based upon these recent raw material price trends, the Company now expects the fourth quarter 2014 results will reflect a negative spread between FIFO and ECRC of approximately $12.0 million, resulting in a full-year 2014 negative spread between FIFO and ECRC of approximately $5.5 million.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Revenue was $319.0 million for the three months ended September 30, 2014 compared to $327.1 million for the three months ended September 30, 2013, a decrease of $8.1 million or 2.5%. Excluding the $1.5 million negative effect from currency movements, revenue declined $6.6 million, or 2.0%, with the decrease driven primarily by lower average selling prices associated with product mix, weakness in European paving and roofing markets and lower average raw material costs. Sales volumes declined 2.8 kilotons, or 3.4%, from 83.5 kilotons in the third quarter of 2013 to 80.7 kilotons in the third quarter of 2014. The decrease in total sales volume did not have a material impact on the period-over-period change in revenue, as the revenue impact from lower sales volume of USBC products was offset by the revenue contribution from increased sales volume in higher revenue per ton Cariflex products.

With respect to revenue in each of our end use markets:

—

Advanced Materials revenue was $74.2 million for the three months ended September 30, 2014 compared to $81.2 million for the three months ended September 30, 2013. The $7.0 million or 8.6% revenue decline (a decline of $6.6 million or 8.2% excluding a $0.3 million negative effect from currency fluctuations) was largely due to lower average selling prices reflective of product and customer mix and a 3.4% decline in sales volumes. The decline in sales volume was primarily due to lower volume into personal care applications, partially offset by increased sales into other HSBC applications. The lower personal care sales volume reflects the market trend in which certain customers shifted from HSBC-based applications towards less differentiated and lower cost materials, including USBC-based solutions. While sales volume in the third quarter of 2014 into personal care applications was flat compared to the second quarter of 2014, indicating that the shift away from HSBC solutions in personal care has largely occurred, this shift amounted to a decline in sales volume in the third quarter of 2014 of approximately one kiloton compared to the third quarter of 2013. Innovation sales volume increased, with higher sales of HSBC innovation grades into medical and auto/industrial applications and increased sales of USBC-based innovation grades into personal care applications.

—

Adhesives, Sealants and Coatings revenue was $119.1 million for the three months ended September 30, 2014 compared to $117.6 million for the three months ended September 30, 2013, an increase of $1.5 million or 1.3% (an increase of $2.0 million or 1.7% excluding a $0.5 million negative effect from currency fluctuations). Sales volume increased by 5.0% primarily due to higher sales into pressure sensitive adhesives and industrial applications, which was partially offset by lower average selling prices, reflective of lower raw material costs, primarily isoprene. Innovation sales volume increased, led by increased sales into oil additive, protective film and oil gel applications.

—

Paving and Roofing revenue was $85.6 million for the three months ended September 30, 2014 compared to $99.7 million for the three months ended September 30, 2013. The $14.2 million or 14.2% revenue decline (a decline of $14.0 million or 14.1% excluding a $0.1 million negative effect from currency fluctuations) was principally due to lower sales volume in Europe in both paving and roofing applications compared to the third quarter of 2013.  With respect to innovation, sales volume growth in HiMA sales continued, led by increased sales in Europe and South America.

—

CariflexTM revenue was $40.0 million for the three months ended September 30, 2014 compared to $28.2 million for the three months ended September 30, 2013. The $11.7 million or 41.5% revenue increase (an increase of $12.3 million or 43.4% excluding a $0.5 million negative effect from currency fluctuations) was the result of a 48.3% increase in sales volume, largely for medical glove applications, partially offset by the impact of customer mix on average selling prices.

Cost of Goods Sold

Cost of goods sold was $255.1 million for the three months ended September 30, 2014 compared to $279.7 million for the three months ended September 30, 2013. The $24.5 million, or 8.8%, decrease was primarily related to a period over period benefit of $18.8 million due to the spread between FIFO and ECRC and a $3.5 million reduction in turnaround costs associated with the third quarter 2013 MACT related production downtime.

Gross Profit

Gross profit was $63.8 million for the three months ended September 30, 2014 compared to $47.5 million for the three months ended September 30, 2013. Gross profit as a percentage of revenue was 20.0% and 14.5% for the three months ended September 30, 2014 and 2013, respectively.

Operating Expenses

—	Research and Development. Research and development expenses were $7.4 million and 2.3% of revenue for each of the three month periods ended September 30, 2014 and 2013.
—

Selling, General and Administrative. Selling, general and administrative expenses were $16.4 million for the three months ended September 30, 2014 compared to $22.4 million for the three months ended September 30, 2013, a decrease of $6.1 million or 27.0%. The third quarter of 2014 included a $4.2 million benefit from a reduction in estimated transaction fees, and the third quarter of 2013 included $0.9 million of transaction fees. Excluding transaction fees, selling general and administrative expenses would have been $20.6 million in the third quarter 2014 compared to $21.5 million in the third quarter 2013. Selling, general and administrative expenses were 5.1% and 6.9% of revenue for the three months ended September 30, 2014 and 2013, respectively, or 6.5% and 6.6%, respectively, excluding transaction fees.

—

Depreciation and Amortization. Depreciation and amortization was $16.6 million for the three months ended September 30, 2014 compared to $15.8 million for the three months ended September 30, 2013, an increase of $0.7 million or 4.7%.

Interest expense, net

Interest expense, net was $6.1 million for the three months ended September 30, 2014 compared to $5.7 million for the three months ended September 30, 2013, an increase of $0.4 million or 6.2%.

Income tax expense

Income tax expense was $1.1 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively.  Our effective tax rate was 6.4% and (52.8%) for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and changes in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, a valuation allowance of $85.4 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.4 million for the three months ended September 30, 2014, of which $2.5 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. We increased our valuation allowance by $3.6 million for the three months ended September 30, 2013, of which $3.5 million represents current period net operating losses and $0.1 million represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been a 31.7% expense and a 38.3% benefit for the three months ended September 30, 2014 and 2013, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the three months ended September 30, 2014, we earned $12.3 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.8%. For the three months ended September 30, 2013, we earned $1.1 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.6%.

Net income (loss) attributable to Kraton

Net income attributable to Kraton was $16.6 million or $0.50 per diluted share for the three months ended September 30, 2014, an increase of $22.2 million compared to a net loss of $(5.6) million or $(0.17) per diluted share for the three months ended September 30, 2013. Net income for the three months ended September 30, 2014 was positively impacted by the following items, net of tax:

—	A reduction in the accrual for fees related to the terminated Combination Agreement with LCY of $4.2 million or $0.13 per diluted share
—	A reduction in our income tax valuation allowance of $1.9 million or $0.06 per diluted share related to the assessment of our ability to utilize net operating losses in future periods
—	An insurance recovery related to the production downtime at our Belpre, Ohio, facility of $1.0 million or $0.03 per diluted share

In addition, net income for the three months ended September 30, 2014 was negatively impacted by the following items, net of tax:

—	Start-up charges related to the joint venture with FPCC of $0.2 million or $0.01 per diluted share
—	Negative spread between FIFO and ECRC of $1.8 million or $0.06 per diluted share

Net loss for the three months ended September 30, 2013 was negatively impacted by the following items, net of tax:

—	Transaction and acquisition related costs of $0.9 million or $0.03 per diluted share
—	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share
—	Negative spread between FIFO and ECRC of $20.7 million or $0.63 per diluted share

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Revenue was $954.4 million for the nine months ended September 30, 2014 compared to $1,001.8 million for the nine months ended September 30, 2013, a decrease of $47.4 million or 4.7% with $46.9 million of the decline attributable to lower average selling prices associated with lower average raw material costs. Sales volumes declined 5.7 kilotons, or 2.4%, from 239.2 kilotons in the nine months ended September 30, 2013 to 233.4 kilotons in the nine months ended September 30, 2014. The decrease in total sales volume did not have a material impact on the period-over-period change in revenue, as the revenue impact from lower sales volume of USBC products was offset by the revenue contribution from increased sales volume in higher revenue per ton Cariflex products.

With respect to revenue in each of our end use markets:

—

Advanced Materials revenue was $238.6 million for the nine months ended September 30, 2014 compared to $268.9 million for the nine months ended September 30, 2013. The $30.3 million or 11.3% revenue decline (a decline of $31.6 million or 11.7% excluding a $1.3 million positive effect from currency fluctuations) was largely due to a 6.3% decline in sales volumes and, to a lesser extent, lower average selling prices reflective of lower raw material costs, primarily butadiene. The decline in sales volume was primarily due to lower volume into personal care applications, partially offset by sales into HSBC-based PVC replacement products, specifically into highly-differentiated grades such as medical and wire and cable applications. The lower personal care sales volume reflects the market trend in which certain customers shifted from HSBC-based applications towards less differentiated and lower cost materials, including USBC-based solutions. While sales volume into personal care applications in the third quarter of 2014 compared to the second quarter of 2014 was flat, indicating that the shift away from HSBC solutions in personal care has largely occurred, this shift amounted to a decline in sales volume of approximately three kilotons for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Innovation sales volume increased, with higher sales volume growth into consumer and automotive and industrial applications.

—

Adhesives, Sealants and Coatings revenue was $370.5 million for the nine months ended September 30, 2014 compared to $375.1 million for the nine months ended September 30, 2013, a decline of $4.6 million, or 1.2% revenue decline (a decline of $4.4 million or 1.2% excluding a $0.2 million negative effect from currency fluctuations). This decrease was primarily due to lower average selling prices, reflective of lower raw material costs partially offset by a 2.4% increase in sales volumes. The increase in sales volumes was primarily due to higher sales into lubricant additive, printing plate and sealants and caulk applications partially offset by lower sales into nonwovens and pressure sensitive adhesive applications.

—

Paving and Roofing revenue was $240.4 million for the nine months ended September 30, 2014 compared to $272.3 million for the nine months ended September 30, 2013. The $31.9 million or 11.7% revenue decline (a decline of $33.5 million or 12.3% excluding a $1.7 million positive effect from currency fluctuations) was principally due to a 7.4% reduction in sales volumes and, to a lesser extent, lower average selling prices driven by lower butadiene costs. The decline in sales volume was primarily due to lower paving volume in Europe, and, to a lesser extent, Asia Pacific. With respect to innovation, growth in HiMA sales continued, led by increased sales in Europe and South America.

—

CariflexTM revenue was $104.6 million for the nine months ended September 30, 2014 compared to $84.5 million for the nine months ended September 30, 2013. The $20.1 million or 23.7% revenue increase (an increase of $19.8 million or 23.4% excluding a $0.2 million positive effect from currency fluctuations) was primarily due to a 28.0% increase in sales volumes, largely for medical glove applications, and, to a lesser extent, increase sales volume in the medical stoppers and condom markets. This growth was partially offset by lower average selling prices, primarily due to lower isoprene costs and sales mix.

Cost of Goods Sold

Cost of goods sold was $761.4 million for the nine months ended September 30, 2014 compared to $834.5 million for the nine months ended September 30, 2013. The $73.1 million, or 8.8%, decrease was primarily driven by a $74.7 million reduction in raw material costs which includes a period over period benefit of $30.0 million due to the spread between FIFO and ECRC. In addition, cost of goods sold declined $3.5 million due to the absence of turnaround costs associated with the third quarter 2013 MACT related production downtime, lower sales volumes, and favorable manufacturing absorption. Partially offsetting these decreases are $11.4 million of costs associated with the weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility in the first quarter of 2014, foreign currency fluctuations of $4.9 million, and increases in other manufacturing costs.

Gross Profit

Gross profit was $193.0 million for the nine months ended September 30, 2014 compared to $167.2 million for the nine months ended September 30, 2013. Gross profit as a percentage of revenue was 20.2% and 16.7% for the nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

—

Research and Development. Research and development expenses were $23.7 million for the nine months ended September 30, 2014 compared to $23.8 million for the nine months ended September 30, 2013, a decrease of $0.1 million or 0.2%. Research and development expenses were 2.5% and 2.4% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

—

Selling, General and Administrative. Selling, general and administrative expenses were $78.9 million for the nine months ended September 30, 2014 compared to $73.5 million for the nine months ended September 30, 2013, an increase of $5.3 million or 7.2% primarily due to a $6.8 million increase in professional fees related to the terminated Combination Agreement with LCY and $0.6 million in costs related to production downtime at our Belpre, Ohio, facility.  These increases were partially offset by a $0.7 million decrease in information technology costs and a $0.7 million decrease in costs related to our joint venture company, KFPC. Selling, general and administrative expenses were 8.3% and 7.3% of revenue for the nine months ended September 30, 2014 and 2013, respectively.

—

Depreciation and Amortization. Depreciation and amortization was $49.6 million for the nine months ended September 30, 2014 compared to $46.7 million for the nine months ended September 30, 2013, an increase of $3.0 million or 6.4% largely due to capital expenditures.

Interest expense, net

Interest expense, net was $18.7 million for the nine months ended September 30, 2014 compared to $24.9 million for the nine months ended September 30, 2013, a decrease of $6.3 million or 25.2%. The decrease was primarily due to charges aggregating $5.8 million incurred in connection with our March 2013 refinancing and to lower outstanding indebtedness.

Income tax expense

Income tax expense was $3.4 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate was 15.2% and (329.5%) for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and changes in our valuation allowance.

We record a valuation allowance when it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, a valuation allowance of $85.4 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.6 million for the nine months ended September 30, 2014, of which $2.7 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. We increased our valuation allowance by $7.9 million for the nine months ended September 30, 2013, of which $8.0 million represents current period net operating losses, partially offset by $0.1 million which represents changes in other comprehensive income (loss). Excluding the change in our valuation allowance, our effective tax rate would have been a 35.8% expense and a 276.9% benefit for the nine months ended September 30, 2014 and 2013, respectively.

Our pre-tax income is generated in a number of jurisdictions and is subject to a number of different effective tax rates that are significantly lower than the U.S. corporate statutory tax rate of 35.0%. For the nine months ended September 30, 2014, we earned $16.4 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.8%. For the nine months ended September 30, 2013, we earned $17.1 million of pre-tax income in jurisdictions with an expected full year effective tax rate of 9.6%.

Net income (loss) attributable to Kraton

Net income attributable to Kraton was $19.8 million or $0.60 per diluted share for the nine months ended September 30, 2014, an increase of $25.4 million compared to a net loss of $(5.5) million or $(0.17) per diluted share for the nine months ended September 30, 2013.

Net income for the nine months ended September 30, 2014 was negatively impacted by the following items, net of tax:

—	Restructuring and other charges of $0.5 million or $0.02 per diluted share
—	Fees related to the terminated Combination Agreement with LCY of $8.8 million or $0.27 per diluted share
—	Production downtime at our Belpre, Ohio, and Berre, France, facilities of $12.0 million, net of a $1.0 million insurance recovery, or $0.36 per diluted share
—	Start-up charges related to the joint venture with FPCC of $0.6 million or $0.02 per diluted share

In addition, net income for the nine months ended September 30, 2014 was positively impacted by the following items, net of tax:

—	A reduction in our income tax valuation allowance of $1.9 million or $0.06 per diluted share related to the assessment of our ability to utilize net operating losses in future periods
—	Positive spread between FIFO and ECRC of $6.4 million or $0.19 per diluted share

Net loss for the nine months ended September 30, 2013 was negatively impacted by the following items, net of tax:

—	Restructuring and other charges of $0.2 million or $0.01 per diluted share
—	Transaction and acquisition related costs of $2.1 million or $0.06 per diluted share
—	Write-off of debt issuance costs associated with the credit facility refinancing of $5.1 million or $0.15 per diluted share
—	Settlement of interest rate swap associated with the credit facility refinancing of $0.7 million or $0.02 per diluted share
—	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share
—	Negative spread between FIFO and ECRC of $23.5 million or $0.72 per diluted share

Critical Accounting Policies

For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.

EBITDA, Adjusted EBITDA, and Adjusted Gross Profit

We consider EBITDA, Adjusted EBITDA and Adjusted Gross Profit to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance including period-to-period comparisons and/or that of other companies in our industry. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. EBITDA, Adjusted EBITDA and Adjusted Gross Profit have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
EBITDA (1)	$40,090	$17,724	$90,693	$70,274
Adjusted EBITDA (2)	$39,417	$44,754	$115,491	$105,905
Adjusted Gross Profit (2)	$64,650	$71,689	$198,450	$194,272

(1)	EBITDA represents net income before interest, taxes, depreciation and amortization.
Limitations for EBITDA as an analytical tool include the following:
—	EBITDA does not reflect the significant interest expense on our debt;
—	EBITDA does not reflect the significant depreciation and amortization expense associated with our long-lived assets;
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
(2)

Adjusted EBITDA is EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of a number of items we do not consider indicative of our ongoing operating performance. Adjusted Gross Profit is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of a number of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis.

Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the ECRC of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore EBITDA, Adjusted EBITDA, Gross Profit and Adjusted Gross Profit under both our FIFO convention and under estimated current replacement cost. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

—

due to volatility in raw material prices, Adjusted EBITDA may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with US GAAP; and

—

Adjusted EBITDA may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.

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

As a measure of our performance, Adjusted Gross Profit is limited because it often varies substantially from gross profit calculated in accordance with US GAAP due to volatility in raw material prices.

We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, and Adjusted Gross Profit only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.

We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Gross profit	$63,824	$47,450	$192,977	$167,222
Add (deduct):
Restructuring and other charges	-	83	558	83
Production downtime (a)	(990)	3,506	11,423	3,506
Spread between FIFO and ECRC	1,816	20,650	(6,508)	23,461
Adjusted gross profit	$64,650	$71,689	$198,450	$194,272

(a)

In 2014, production downtime at our Belpre, Ohio and Berre, France facilities.  In 2013, this adjustment reflects the production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation.

We reconcile consolidated net income to EBITDA and Adjusted EBITDA as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income (loss) attributable to Kraton	$16,615	$(5,598)	$19,849	$(5,517)
Net loss attributable to noncontrolling interest	(298)	(254)	(858)	(182)
Consolidated net income (loss)	16,317	(5,852)	18,991	(5,699)
Add:
Interest expense, net	6,099	5,741	18,667	24,948
Income tax expense	1,122	2,021	3,405	4,372
Depreciation and amortization expenses	16,552	15,814	49,630	46,653
EBITDA	40,090	17,724	90,693	70,274
Add (deduct):
Restructuring and other charges (a)	-	115	653	244
Transaction and acquisition related costs (b)	(4,221)	926	8,822	2,058
Production downtime (c)	(990)	3,506	12,023	3,506
KFPC startup costs (d)	448	-	1,340	-
Non-cash compensation expense (e)	2,274	1,833	8,468	6,362
Spread between FIFO and ECRC	1,816	20,650	(6,508)	23,461
Adjusted EBITDA	$39,417	$44,754	$115,491	$105,905

(a)	Restructuring and other charges are primarily recorded in cost of goods sold in 2014 and in selling, general and administrative expenses in 2013.
(b)	Primarily professional fees related to the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.
(c)

In 2014, production downtime at our Belpre, Ohio and Berre, France facilities, of which, $11.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses. In 2013, production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal burning boilers required by the MACT legislation, which is recorded in cost of goods sold.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.
(e)

For the three and nine months ended September 30, 2014, $2.0 million and $7.3 million is recorded in selling, general and administrative expenses, $0.2 million and $0.7 million is recorded in research and development expenses, and $0.1 million and $0.5 million is recorded in cost of goods sold. Prior to the second quarter of 2013, all non-cash compensation expenses were recorded in selling, general and administrative expenses. For the three and nine months ended September 30, 2013, $1.6 million and $5.8 million is recorded in selling, general and administrative expenses, $0.1 million and $0.4 million is recorded in research and development expenses, and $0.1 million and $0.2 million is recorded in cost of goods sold.

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

The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $142.7 million (converted at the July 17, 2014 exchange rate), to fund KFPC’s capital expenditures, and NTD 1.21 billion Tranche B, or $40.2 million (converted at the July 17, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. The initial term of the KFPC Loan Agreement is five years from the date of the first drawing of either tranche. To the extent that the first drawing has not occurred within six months from the date of the KFPC Loan Agreement, the term will be five years from expiration of this six-month period. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.

The total outstanding principal amount is payable in six semi-annual installments with the first payment due upon the expiry of a thirty-month period commencing on the date of the first drawing of loans and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.

The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the secondary market fixing rate in NTD denominated 90 day or 180 day commercial paper, (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.

The KFPC Loan Agreement contains certain financial covenants which change during the term of the debt agreement. The financial covenants include a minimum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a maximum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing fifty percent (50%) of the indebtedness.

At September 30, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities and the indenture governing our 6.75% senior notes.

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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At September 30, 2014, we had $62.3 million of cash and cash equivalents, which includes $22.0 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of September 30, 2014, our available borrowing capacity under the senior secured credit facility was $214.8 million of which $0.0 million was drawn and as of the date of this filing, our available borrowing capacity was $211.9 million, of which $0.0 million was drawn. As of September 30, 2014, no draws have been made on the KFPC Loan Agreement. Excluding the $22.0 million of KFPC cash, our liquidity at September 30, 2014 amounted to $255.1 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

For additional information regarding our Senior Secured Credit Facilities, our 6.75% Senior Notes and the KFPC Loan Agreement, see “Senior Secured Credit Facilities, 6.75% Senior Notes due 2019, and KFPC Loan Agreement” in Note 6 Long-Term Debt to the condensed consolidated financial statements, which is incorporated herein by reference.

We made contributions of $7.2 million to our pension plan in the nine months ended September 30, 2014 and $4.8 million in the nine months ended September 30, 2013. We expect our total pension plan contributions for the year ending December 31, 2014 to be $7.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2014, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2015 and beyond.

As of September 30, 2014, we had $56.1 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.1 million of additional cash tax expense would be incurred if this cash were repatriated.

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

Operating Cash Flows and Liquidity

Net cash used in operating activities totaled $18.8 million in the nine months ended September 30, 2014 compared to $58.1 million of net cash provided by operating activities in the nine months ended September 30, 2013. This decline in operating cash flow of $76.9 million was primarily the result of the timing of payments of current liabilities and an increase in inventories, partially offset by an increase in consolidated net income and the timing of accounts receivable which resulted in a smaller increase in accounts receivable in 2014 as compared to 2013.

Investing Cash Flows

Net cash used in investing activities totaled $84.1 million for the nine months ended September 30, 2014 and $63.5 million for the nine months ended September 30, 2013, which includes $33.8 million and $8.3 million, respectively, related to capital expenditures incurred by KFPC, our 50/50 joint venture with FPCC.

Expected Capital Expenditures. We currently expect 2014 capital expenditures, excluding capital expenditures by the joint venture with FPCC, will be approximately $65.0 million to $70.0 million. Included in this estimate is approximately $28.3 million to comply with the boiler MACT regulations, and approximately $20.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2014 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.

We currently anticipate the total KFPC joint venture project construction cost will be at least $200.0 million; of which, 2014 capital expenditures will be approximately $45.0 million to $50.0 million. The project will be funded with a combination of equity and debt financing. From the inception of the project to September 30, 2014, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion New Taiwan Dollars, or $182.9 million (converted at the July 17, 2014 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent of the indebtedness. See Note 6 Long-Term Debt, for further discussion of the KFPC Loan Agreement.

Financing Cash Flows

Our consolidated capital structure as of September 30, 2014 and December 31, 2013 was approximately 57% equity, 39% debt and 4% noncontrolling interest.

Net cash used in financing activities totaled $5.8 million for the nine months ended September 30, 2014 compared to $72.1 million for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we repaid the remaining $96.9 million principal balance of term loans and received $30.2 million from FPCC, which represents their portion of the equity investment in the joint venture.

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

Off-Balance Sheet Arrangements

We are not involved in any material off-balance sheet arrangements as of September 30, 2014, other than operating leases.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2014, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. On October 6, 2014, we and two of our subsidiaries, Kraton Performance Polymers Limited and NY MergerCo, LLC, were named as defendants in a lawsuit filed by LCY Chemical Corp. and its subsidiary, LCY Synthetic Rubber Corp. (together, the “LCY Parties”), in connection with the previously announced termination of the Combination Agreement. The lawsuit alleges breach of contract by Kraton and seeks payment of the $25 million termination fee, along with awards of unspecified comepensatory, expectancy and consequential damages. The lawsuit was filed in the United States District Court for the District of Delaware. While the ultimate resolution of this lawsuit cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this lawsuit.

In January 2014, our Belpre, Ohio facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways.

For further information regarding legal proceedings, see Note 10 Commitments and Contingencies, to our condensed consolidated financial statements.

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

Item 6.	Exhibits.

Exhibit Number
10.1	Guarantee Agreement dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*

The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.
Date:	October 30, 2014	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 30, 2014	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Vice President and Chief Financial Officer