Form 10-K
period 2014-12-31
Kraton Performance Polymers, Inc.
filed 2015-02-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2014: $726,003,519. Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 23, 2015: 31,505,059.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report
on Form 10-K for
Year Ended December 31, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, capital expenditures, benefit plan contributions, and income tax obligations; our anticipated 2015 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2015; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.
Forward-looking statements are based on current plans, estimates and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
General
Our Company
We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago. We developed the first USBC polymers in 1964 and the first HSBC polymers in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We refer to these complex or specialized polymers or innovations as being more “differentiated.” In 2014, 56.6% of our revenue was derived from innovation-driven and differentiated products, with 40.0% derived from differentiated grades and 16.6% derived from innovation grades.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex products provides opportunities for new, high margin applications.
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt ("HiMA") for high-performance paving applications;

•	NEXARTM family of membrane polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
We have had a long-standing relationship with many of our customers and work closely with our customers to design products that meet application-specific performance and quality requirements. We have a diverse customer base, with no single customer accounting for more than 10.0% of our revenue in 2014 and our top 10 customers together representing approximately 31.7% of our revenue in 2014. Because of the technical expertise and investment required to develop many of our product formulations and the lead times required to replace them, we believe many of our customers would likely incur additional costs by changing to an alternative vendor.
We generated $1,230.4 million of revenue and 305.6 kilotons of sales volume for the year ended December 31, 2014. Our customers are diversified by industry and geography with more than 800 customers in over 60 countries. Our total SBC production capacity as of December 31, 2014 was approximately 417 kilotons. Production capacity at our facilities can vary greatly depending upon feedstock, product mix and operating conditions. We manufacture our polymers at five manufacturing facilities globally, including our flagship facility in Belpre, Ohio, as well as facilities in Germany, France, Brazil, and Japan. The facility in Japan is operated by an unconsolidated manufacturing joint venture.
Over the past several years, we have implemented a range of strategic initiatives designed to enhance our profitability and market position, with a focus on increasing our scale and optimizing our manufacturing footprint, particularly in Asia. These include fixed asset investments to expand our capacity in specialized products and enhance productivity at our existing facilities, our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao,

Taiwan, and fixed costs management through headcount reductions, production line closures at our facility in Pernis, Netherlands, and system upgrades. During this period, we shifted our focus from lower margin business, and we implemented pricing strategies designed to enhance our overall margins and return on invested capital. With the commercialization of newer innovations such as HiMA and increasing sales of CariflexTM and products for oilfield service applications, our strategy is focused on continuing to advance our portfolio of differentiated products, while, at the same time, expanding sales of our core product grades.
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
Recent Developments
Sales and Marketing Realignment. We historically aligned our commercial activities around four end use markets: Advanced Materials; Adhesive, Sealants and Coatings; Paving and Roofing; and CariflexTM. In 2014, we realigned our sales and marketing organization, moving from an end use focus to an organization structured around three product groups: Performance Products, which is comprised of our unhydrogenated styrenic block copolymers (“USBC’s”); Specialty Polymers, which is comprised of our hydrogenated styrenic block copolymers (“HSBC’s”); and Cariflex, which continues to be comprised of our isoprene rubber (“IR”) and isoprene rubber latex (“IRL”). We believe the alignment along product groups will foster increased collaboration between our sales and marketing and research and technical service organizations and allow us to better meet diverse customer needs as we continue our strategy of driving innovation while increasing our competitive position in our core businesses.
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program through which we may repurchase outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We intend to finance the share repurchase program through a combination of cash and debt. We plan to repurchase shares of our common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations. Through December 31, 2014, we have repurchased a total of 998,080 shares of our common stock at an average price of $18.69 per share and a total cost of $18.6 million (excluding trading commissions). We are not obligated to acquire any specific number of shares of our common stock.
Terminated Combination Agreement with SBC Business of LCY. On January 28, 2014, we executed a definitive agreement (the “Combination Agreement”) to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The Combination Agreement called for LCY to contribute its SBC business in exchange for newly issued shares of capital stock in the combined company, such that our existing stockholders and LCY would each own 50% of the outstanding shares of capital stock of the combined enterprise.
On June 30, 2014, we notified LCY that our Board of Directors intended to withdraw its recommendation to our stockholders to approve the Combination Agreement unless the parties could agree upon mutually acceptable revised terms to the Combination Agreement. This notice cited the decline in operating results for LCY’s SBC business in the first quarter of 2014 and a related decline in forecasted results thereafter, together with the decline in our stock price and negative reactions from our stockholders. Following our notification of our Board’s intention to change its recommendation, the parties engaged in discussions to determine whether they could mutually agree to changes to the terms of the Combination Agreement that would enable our Board to continue to recommend that our stockholders approve the Combination Agreement. The parties engaged in numerous discussions subsequent to June 30, 2014 regarding possible revisions to the terms of the Combination Agreement.
On July 31, 2014, an explosion occurred in a pipeline owned by LCY in Kaohsiung, Taiwan, causing substantial property damage and loss of life, and numerous governmental and private investigations and claims have been initiated and asserted against LCY. On August 4, 2014, LCY notified us that it would no longer negotiate, and it would not agree to, any revisions to the terms of the Combination Agreement. On August 6, 2014, our Board withdrew its recommendation that our stockholders approve the Combination Agreement. On August 8, 2014, we received notice from LCY that LCY had exercised its right to terminate the Combination Agreement.
The provisions of the Combination Agreement provide for us to pay LCY a $25.0 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of the Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25.0 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25.0 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan, constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee.  While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.
KFPC loan agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $173.1 million (converted at the December 31, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $135.0 million (converted at the December 31, 2014 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.1 million (converted at the December 31, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. Obligations under the KFPC Loan Agreement are guaranteed 50% by Formosa Petrochemical Corporation and 50% by Kraton Polymers LLC. See Note 6. Long Term Debt to the consolidated financial statements for further discussion of the KFPC Loan Agreement.
Products and Commercial Applications
Our products are high performance elastomers that are engineered for a wide range of applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion and hot melt, and solution applied coatings.
The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. IR and IRL are non-SBC products which are primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints and coatings.
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue Mix ($ in millions)
Product Groups	2014		2013		2012
Performance Products	$678.9	55.2%	$762.9	59.0%	$850.8	59.8%
Specialty Polymers	$412.4	33.5%	$412.0	31.9%	$464.3	32.6%
Cariflex	$138.6	11.3%	$116.0	9.0%	$105.9	7.4%
Other	$0.5	—%	$1.2	0.1%	$2.2	0.2%

Performance Products. For the years ended December 31, 2014, 2013 and 2012, our Performance Products revenue included sales into the following product applications:

	Performance Products Revenue Mix
Application:	2014	2013	2012
Paving	26.0%	27.0%	31.0%
Roofing	18.0%	18.0%	18.0%
Personal care	20.0%	19.0%	17.0%
Packaging & industrial adhesives	19.0%	19.0%	18.0%
Industrial	7.0%	6.0%	6.0%
Other	10.0%	11.0%	10.0%
Our Performance Products impart characteristics such as:

•	resistance to temperature and weather extremes in roads and roofing;

•	resistance to cracking, reduced sound transmission and better drainage in porous road surfaces;

•	impact resistance for consumer plastics; and

•	increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers.
In paving and roofing applications, our Performance Products primarily compete with chemicals such as styrene-butadiene rubber latex, acetates, polyphosphoric acids and thermoplastic materials like ethylene-propylene-diene-monomer (“EPDM”), polyethylene, atactic polypropylene and unmodified asphalts. We believe that customer choice for these markets is driven principally by total end-product cost, temperature performance, bitumen source and application. Styrene-butadiene-styrene (“SBS”)-modified asphalt in roofing applications produces stronger and more durable felts and shingles, thus reducing the possibility of damage from weather, ice and water build-up and therefore extending service life. SBS modified asphalt pavements enhance the strength and elasticity of asphalt-based paving compositions over an extended temperature range, thus increasing resistance to wear, rutting and cracking and again extending service life. For example, our HiMA technology polymers provide better rut and cracking resistance than other elastic binders, while achieving 25-40% reduction in road thickness without any major sacrifice of viscosity or temperature performance. We believe this innovation will extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions.
In personal care applications, our Performance Products primarily consist of SBS and styrene-isoprene-styrene (“SIS") for the manufacturing of ultra-thin stretchable films used for the production of diapers. In addition, our SIS polymers are also used in the lamination process for other personal care products. Our products primarily compete against low priced alternatives such as metallocenes. We believe that customer choice for these markets is driven principally by total end-product cost and performance.
In adhesives applications, our Performance Products primarily compete with acrylics, silicones and solvent-based rubber systems. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost. Our SBCs are compatible with many other formulating ingredients. For example, we have expanded our offering of formulated compounds for adhesives for protective films that provide improved adhesive performance with no residue or haze after removal. We believe demand for utilization of SBC based adhesives is primarily driven by cost reduction and higher performance.

Specialty Polymers. Our Specialty Polymers are comprised of HSBC products which are significantly more complex to produce than our Performance Products, which are USBC products. As a result, our Specialty Polymers generally generate higher margins than our Performance Products. For the years ended December 31, 2014, 2013 and 2012, our Specialty Polymers revenue included sales into the following product applications:

	Specialty Polymers Revenue Mix
Application:	2014	2013	2012
Lubricant additives	20.0%	16.0%	15.0%
Polymer modification	13.0%	13.0%	14.0%
Personal care	12.0%	16.0%	17.0%
Cable gels	9.0%	7.0%	8.0%
Medical	8.0%	8.0%	7.0%
Adhesives and coatings	7.0%	6.0%	6.0%
Industrial	5.0%	4.0%	5.0%
Consumer	4.0%	5.0%	5.0%
Other	22.0%	25.0%	23.0%
Our Specialty Polymers impart characteristics such as:

•	improved flow characteristics for many industrial and consumer sealant and lubricating fluids;

•	soft feel in numerous consumer products such as razor blades, power tools, and automobile components;

•	impact resistance for demanding engineered plastic applications;

•	flexibility for wire and cable plastic outer layers;

•	stretch properties in disposable diapers and adult incontinence products;

•	resistance to ultraviolet light;

•	processing stability and viscosity; and

•	elevated temperature resistance
Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane, PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide and ethylene-propylene-diene-monomer based products. We believe demand for our Specialty Polymers portfolio is principally driven by customer-specific needs and by the ability to balance performance characteristics such as ease of use, desired aesthetics, haptics, and managing total end product costs.
Since many of our products are highly engineered and customized formulations, they require specialized product testing and validation, production and process evaluation. This results in a long lead time to achieve customer and industry established approvals. Our innovation led growth strategy focuses on translating the inherent strengths of our product technologies such as flexibility, resilience, impact and moisture resistance, and aesthetics (clarity and haptics) to target opportunities where we can expand and/or have the potential to create new market spaces for our solutions.
CariflexTM. We market our IR and IRL products under the Cariflex brand name. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins. For the years ended December 31, 2014, 2013 and 2012, our Cariflex revenue included sales into the following product applications:

	Cariflex Revenue Mix
Application:	2014	2013	2012
Medical	94%	94%	92%
Industrial	6%	6%	8%
Isoprene rubber (formed from polymerizing isoprene) is a high purity, non-SBC product. Our IR polymers are available as bales of rubber or as latex. We focus our IR polymers in demanding applications such as medical products, paints, coatings and specialized footwear. Isoprene rubber latex (emulsion of IR in water) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact operations. Our IRL is specialized polyisoprene latex with a controlled structure and low chemical impurity levels obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages to natural rubber latex. IRL is predominately used in synthetic surgical gloves and condoms.
Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile and polychloroprene latex rubber, as well as polyurethane.
We have undertaken several projects to support anticipated continued growth in demand for our CariflexTM products. In 2011, we commissioned a line conversion project at our Belpre, Ohio, facility, which now provides for production of IR and replaces production capacity at our former manufacturing facility in Pernis, Netherlands, which was closed in 2009. During 2011, we also successfully completed the expansion of our IRL capacity at our Paulinia, Brazil, facility. Further, we executed a contract with a supplier in Japan to expand manufacturing capacity for IRL. The first phase of this expansion was completed in January 2013 with the second phase expected to be completed in early 2016. The completion of both phases of the expansion will more than double our previous capacity in Japan.
Sales and Marketing
Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, marketing representatives and distributors, with the majority of our products sold through our direct sales force. In smaller markets, we often utilize marketing representatives who act as independent contractors to sell our products and distributors to service our smaller customers. Distributors sell a wide variety of products, which allows smaller customers to obtain multiple products from one source. In addition to our long-term relationships with distributors in North America and Europe, we have established relationships with a wide network of distributors in Latin America and the Asia Pacific region.
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
Revenue from our customers outside the United States was approximately 69.1%, 69.1% and 67.2% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Direct sales made outside of the United States are generally priced in local currencies and can be subject to currency exchange fluctuations when reported in our consolidated financial statements, which are maintained in U.S. dollars in accordance with U.S. generally accepted accounting principles (“GAAP”). For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. See Note 13 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of revenue and long-lived assets as of and for the years ended December 31, 2014, 2013 and 2012.
We generated our revenue from customers located in the following regions:

Revenue by Geography:	2014	2013	2012
Americas	38.9%	39.3%	40.0%
Europe, Middle East and Africa	36.4%	38.7%	39.1%
Asia Pacific	24.7%	22.0%	20.9%
Research, Development and Technology
Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $31.4 million, $32.0 million and $31.0 million for research and development for the years ended December 31, 2014, 2013 and 2012, respectively. We also engage in customer-sponsored research projects; with average spending of approximately $1.0 million a year for the three-year period ended December 31, 2014.
Our research and development activities are primarily conducted in laboratories in Houston, Texas, and Amsterdam, Netherlands. In 2014, we successfully launched a semi-works facility located at our production facility in Belpre, Ohio. We believe this will accelerate polymer development efforts and commercialization of products including the reduction of customer qualification lead times. We also anticipate utilizing the semi-works facility to produce small commercial quantities for customers which, prior to the launch of our semi-works facility were satisfied by the Belpre, Ohio production assets. Utilizing the semi-works facility for such smaller quantities is more economical than producing small quantities on the larger-scale Belpre production lines. We also own a laboratory in Paulinia, Brazil, that provides technical services to our South American customers. Our application and technical service laboratories in Shanghai, China, and Tsukuba, Japan, provide support to our Asian customers. In addition, we have technical service staff located in Mont St. Guibert, Belgium.
Our professionals perform research using scientific application equipment located primarily at our Houston, Belpre, Amsterdam, and Shanghai research and development facilities. At all of our major research and development facilities, we develop new Kraton product samples for our customers and provide guidance to our manufacturing organization. Application equipment is used to evaluate polymers and compounds to determine optimal formulations.
Sources and Availability of Raw Materials
We use butadiene, styrene and isoprene (also referred to as monomers) as our primary raw materials in manufacturing our products.
For our U.S. facilities, we procure a substantial majority of our monomers from U.S. suppliers. In Europe, we generally procure our monomers from regional suppliers, and in Brazil, we generally purchase all our raw materials from local third-party suppliers. In Japan, butadiene and isoprene are supplied under our joint venture agreement with JSR Corporation (“JSR”) and styrene is sourced from local third-party suppliers. We believe our contractual and other arrangements with our suppliers of butadiene, styrene, and isoprene will generally provide an adequate supply of raw materials at competitive, market-based prices to support our current sales levels and that alternative sources of raw material supply are generally available to us, including on a spot market basis. However, we can provide no assurance that suppliers will perform under their contracts, that we will be able to adequately replace expiring or terminated contracts, that we would be able to obtain substitute arrangements on feasible terms or that we will generally be able to source raw materials on economic terms in the future.
Butadiene. Butadiene is available on the global petrochemical market with approximately eight producers in the Americas, 32 in Europe, 61 in Asia and six in the Middle East. We currently source our butadiene in the United States pursuant to contractual arrangements generally having terms ranging from one to two years, subject to renewal conditions, and butadiene in Europe pursuant to contracts and arrangements with LyondellBasell. The contract covering Germany will expire on December 31, 2040, and is subject to renewal conditions at the conclusion of the current term unless terminated with prior written notice by either party. We acquire butadiene in France from LyondellBasell under a contract that became effective on January 1, 2012 and expires on December 31, 2016, subject to renewal conditions. In Brazil, butadiene has been obtained from a local third-party source under contractual arrangements with terms typically of one to two years. In Japan, a majority of our butadiene needs are sourced from JSR on a commercial supply basis.
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
Competition
We compete with other SBC producers and non-SBC product producers primarily on the basis of price, breadth of product availability, product quality and speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce custom products and on the availability of technical support. See “Products and Commercial Applications” under “Part I, Item 1. Business” for further discussion of competition in our various product groups.
SBC Industry. Our most significant competitors in the SBC industry are: Asahi Chemical, Chi Mei, Dynasol Elastomers, Kuraray Company, Korea Kumho P.C., LCY, LG Chemical, Sinopec, Taiwan Synthetic Rubber Corporation, Versalis, Voronezh and Zeon Corporation. Generally, however, we believe individual competitors do not compete across all of our product applications.
Product Substitution. We also compete against a broad range of alternative, non-SBC products within each of our product groups. See “Products and Commercial Applications” under “Part I, Item 1. Business” for further discussion of product substitution.

Operating and Other Agreements
Operating Agreements. LyondellBasell operates our manufacturing facility located in Berre, France. This facility is situated on a major LyondellBasell petrochemical site at which other third party tenants also own facilities. LyondellBasell charges us fees based on specified costs incurred in connection with operating and maintaining this facility, including the direct and indirect costs of employees and subcontractors, reasonable insurance costs, certain taxes imposed on LyondellBasell (other than income taxes) and depreciation and capital charges on certain assets. Pursuant to the agreement, LyondellBasell employs and provides all staff, other than certain managers, assistant managers and technical personnel, whom we may appoint. In March 2012, we executed a new operating agreement with LyondellBasell effective as of January 1, 2012. The agreement has an unlimited term, and is terminable as of any date after December 31, 2014 upon 18 months’ prior notice by either party. The new agreement also provides for site services, utilities, materials and facilities, which had previously been under a separate agreement.
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
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. In 2014, we were awarded 48 patents for new products or applications, and at December 31, 2014, we had 1,132 granted patents and 308 pending patent applications. Since patents are generally in effect for a period of 20 years from the filing date, this means that a significant portion of our portfolio will remain in effect for a long period (assuming most of these applications will be granted). The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business. Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. A significant number of patents in our patent portfolio were acquired from Shell Chemicals. Shell Chemicals retained for itself fully-transferable and exclusive licenses for their use outside of the elastomers field, as well as fully-transferable, non-exclusive licenses within the field of elastomers for certain limited uses in non-competing activities. Shell Chemicals is permitted to sublicense these rights. Shell Chemicals also retains the right to enforce these patents outside the elastomers field and recover any damages resulting from these actions. Shell Chemicals may engage in or be the owner of a business that manufactures and/or sells elastomers in the elastomers field, so long as they do not use patent rights or technical knowledge exclusively licensed to us.
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

Employees
We had 934 full-time employees at December 31, 2014. In addition, 172 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements. See “—Operating and Other Agreements.” None of our employees in the United States are subject to collective bargaining agreements. In Europe, Brazil and Japan, a significant number of our employees are in arrangements similar to collective bargaining arrangements. We believe our relationships with our employees continue to be good.
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
For example, the U.S. Environmental Protection Agency (“EPA”) issued new “maximum achievable control technology” (“MACT”) standards under the federal Clean Air Act for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. On January 31, 2013, the EPA published standards for industrial boilers, and certain incinerators, and non-hazardous secondary materials in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016, three years from the date of publication in the Federal Register. In response to a number of petitions for reconsideration, in August 2013, the EPA issued letters granting reconsideration on three issues raised in the petition. The three issues included in the EPA’s grant of reconsideration relate to (i) the definition of startup and shutdown periods and applicable work practices during such periods, (ii) revisions made to carbon monoxide limits and (iii) the use of particulate matter continuous parameter monitoring systems. On January 21, 2015, the EPA published a notice in the Federal Register announcing reconsideration of these three issues, proposing certain revisions to the definitions of startup and shutdown and to the applicable work practice standard during the startup and shutdown period, as well as a number of technical clarifying changes and corrections to the rule, and requesting public comment on the three issues and proposed revisions.
Although the EPA recently announced that it is reconsidering certain aspects of the rule, we expect to be in compliance with the MACT standards prior to the expiration of the compliance period. Capital expenditures necessary to comply with the MACT rule are currently estimated to be $54.3 million, of which approximately $7.0 million has been financed in the form of a capital lease. Through 2014, we have incurred an aggregate $45.3 million, and we currently expect 2015 capital expenditures for this project to be approximately $9.0 million, none of which will be financed with a capital lease. While this is a compliance driven project, we also expect this project to lower operating costs by approximately $10.0 million per year by 2016.
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
In January 2014, our Belpre, Ohio, facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways.  Applicable authorities were notified, and cleanup activities are substantially complete. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.
Insurance
We have levels of insurance that we believe to be customary for a company of our size in our industry. Our insurance policies are subject to customary deductibles and limits.
Seasonality
Seasonal changes and weather conditions typically affect sales volumes with respect to paving and roofing customers and generally result in higher sales volumes into this market in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Sales for our other product applications tend to show relatively little seasonality.
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
We have operating and service agreements with LyondellBasell Industries, or LyondellBasell, that are important to our business. We are a party to:

•
operating agreements under which LyondellBasell (in Berre, France, and Wesseling, Germany) operates and maintains our European manufacturing facilities and employs and provides substantially all of the staff for those facilities; these operating agreements also provide for site services, utilities, materials and facilities, which had previously been under separate agreements; and

•	lease agreements under which we lease our European manufacturing sites (a 96 kiloton capacity facility in Wesseling, Germany and a 85 kiloton capacity facility in Berre, France) from LyondellBasell.
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
Our business and operating results have been affected by fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. Uncertainty regarding global economic conditions poses a continuing risk to our business, as consumers and businesses may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which may reduce demand for our products. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our results of operations, financial condition and cash flows could be materially adversely affected.
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
Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products. On a first-in, first-out (FIFO) basis, these monomers together represented approximately $512.8 million, $609.5 million and $732.9 million or 51.6%, 57.2% and 61.5% of our total cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue is impacted by movements in our raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these monomers, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. Political unrest in the Middle East and market dislocation resulting from U.S. sanctions relating thereto could lead to increases in the price of crude oil, and, as a result, in the price of our primary raw materials. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these three monomers, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.

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
Our industry is highly competitive, and we may lose market share to other producers of styrenic block copolymers or to producers of other products that can be substituted for our products.
Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new products, improving their manufacturing processes, or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ product and manufacturing process innovations or cost position, our financial condition and results of operations could be materially adversely affected.
In addition, competition between styrenic block copolymers and other products within various product applications in which we compete is intense. Increased competition from existing or newly developed SBC or non-SBC products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements. If we are unable to successfully compete with other producers of styrenic block copolymers or if other products can be successfully substituted for our products, our sales may decline.
If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.
Our industry and the markets into which we sell our products experience periodic technological change and ongoing product improvements. In addition, our customers may introduce new generations of their own products or require new technological and increased performance specifications that would require us to develop customized products. Innovation or other changes in our customers’ product performance requirements may also adversely affect the demand for our products. Our future growth and profitability will depend on our ability to gauge the direction of the commercial and technological progress in all key markets, and upon our ability to successfully develop, manufacture and sell products in such changing markets. In order to maintain our profit margins and our competitive position, we must continue to identify, develop and market innovative products on a timely basis to replace existing products. We may not be successful in developing new products and technology that successfully compete with newly introduced products and materials, and our customers may not accept, or may have lower demand for, any of our new products. Further, an important part of our strategy is the creation of demand for innovations that we develop and introduce to the markets.  If we fail to keep pace with evolving technological innovations, fail to modify our products in response to our customers’ needs or fail to develop innovations that generate additional demand, then our business, financial condition and results of operations could be adversely affected as a result of reduced sales of our products or diminished return on investment in innovations.
Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products.
Our success depends, to a significant degree, upon our ability to protect and preserve our intellectual property and other proprietary information relating to our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.
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
Our products may infringe on the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
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
Seasonal changes and weather conditions typically affect our sales for paving and roofing applications. In particular, sales volumes for paving products generally rise in the warmer months and generally decline during the colder months of fall and winter. Roofing product sales volumes tend to be more consistent throughout the year. In addition, abnormally cold or wet seasons may cause reduced purchases from our Paving and Roofing customers. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate fluctuations in our quarterly Paving and Roofing sales in any given year. If Paving and Roofing results cause our operating results to fall below the periodic expectations of financial analysts or investors, the market price of our common stock may decline.
Substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facilities and the senior notes.
As of December 31, 2014, we had $350.0 million principal amount of indebtedness outstanding in the form of senior unsecured notes. Additionally, we have entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility. As of December 31, 2014, the facilities were undrawn, and available borrowing capacity was $191.6 million. We may request up to an aggregate of $100.0 million of additional revolving facility commitments of which up to an aggregate of $40.0 million may be additional Dutch revolving facility commitments, provided that we satisfy additional conditions described in the senior secured credit facilities, and provided further that the U.S. revolver commitment is at least 60% of the commitments after giving effect to such increase. Furthermore, our KFPC joint venture executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $173.1 million (converted at the December 31, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing fifty percent (50%) of the indebtedness.
Although the terms of our senior secured credit facilities, the indenture governing the senior notes and the KFPC Loan Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and additional indebtedness that we may incur from time to time to finance projects or for other reasons in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
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
We may be liable for damages based on product liability claims brought against our customers.
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
We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Germany, France and Japan, in addition to our operations in the United States. Furthermore, we are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.
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
Materials such as butadiene, styrene and isoprene, which are used in the manufacture of our products, can represent potentially significant health and safety concerns. Our products are also used in a variety of applications that have specific regulatory requirements such as those relating to products that have contact with food or are used for medical applications.

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
We are subject to litigation arising from the termination of the Combination Agreement with LCY Chemical Corp.
On October 6, 2014, we and two of our subsidiaries, Kraton Performance Polymers Limited and NY MergerCo, LLC, were named as defendants in a lawsuit filed by LCY Chemical Corp. and its subsidiary, LCY Synthetic Rubber Corp. (together, the “LCY Parties”), in connection with the previously announced termination of the Combination Agreement. The lawsuit alleges breach of contract by Kraton and seeks payment of the $25 million termination fee, along with awards of unspecified comepensatory, expectancy and consequential damages. If this lawsuit is ultimately decided against us, we may be required to pay a significant amount of money to the LCY parties.
Regulatory and statutory changes applicable to us or our customers could adversely affect our financial condition and results of operations.
We and many of the applications for the products in the markets in which we sell our products are regulated by various national and local rules, laws and regulations. Changes in any of these areas could result in additional compliance costs, seizures, confiscations, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, changes in environmental regulations restricting the use of disposable diapers could cause a decline in sales to producers of that product. In addition, we benefit from certain trade protections, including anti-dumping protection. If we were to lose these protections, our results of operations could be adversely affected.
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
Our operations are conducted by our subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen and Brazilian Real. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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
We are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Construction of the HSBC plant is ongoing; however, the plant may not be successfully constructed and operated within our expected timeframe or budget or yield expected results. In addition, the project remains subject to numerous known and unknown contingencies, including material governmental approvals and permitting; cost and availability of raw materials, labor and financing; weather and operational delays; and economic, political and other disruptions. If any of these risks materialize, our prospects in Asia and as a result, our ability to meet demand for HSBC products could be materially adversely affected.
In January 2014, a group of local residents in Mailiao, Taiwan, sued the Taiwanese Executive Yuan (the executive branch of the Taiwanese government) to overturn an appeal decision rendered by the Executive Yuan in which it had overturned a prior ruling of the Taiwan Environmental Protection Administration. The Taiwan EPA ruling in question required the inclusion of restrictive conditions relating to FPCC’s entire petrochemical site in Mailiao, Taiwan, which is the site of our joint venture with FPCC, in the environmental permit for the construction of the HSBC plant by our joint venture company. Neither we nor our joint venture is a party to the proceedings, nor do we or our joint venture have any right under Taiwan law to join the proceedings. The court in the proceeding has issued a ruling that could reinstate the restrictive conditions in FPCC’s environmental permit. The Executive Yuan and FPCC have appealed the ruling. The ruling conflicts with the prior appeal decision of the Executive Yuan, and if the ruling is not overturned, it could adversely impact the ability of the joint venture to obtain material operating permits in the future.
Our relationship with our employees could deteriorate, which could adversely affect our operations.
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. We had 934 full-time employees as of December 31, 2014. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. With respect to these employees, we may not be able to negotiate labor agreements on satisfactory terms, and actions by our employees may disrupt our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs. In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio, facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business and financial condition and results of operations.
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
We sponsor a defined benefit pension plan. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $54.1 million at December 31, 2014. We contributed $7.2 million to the pension plan in 2014. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligation could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
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

Any Supplemental Pension Benefits a participant may have accrued under the Kraton Polymers U.S. LLC Pension Benefit Restoration Plan also vests immediately on a change of control and any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, certain change of control transactions constitute an event of default under our credit facility and require us to repurchase our outstanding senior notes at a price equal to 101% of their principal amount, plus any accrued and unpaid interest.
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
Our properties consist primarily of manufacturing and research and development facilities for the production of specialty chemicals. The following table sets forth our principal facilities:

Location	Acres	Approximate Square Footage	Use	Owned/Leased
Belpre, Ohio	350	3,600,000	Manufacturing and R&D	Owned	(1)
Wesseling, Germany	8.1	354,000	Manufacturing	Owned	(2)
Berre, France	9.0	392,000	Manufacturing	Owned	(2)
Paulinia, Brazil	179	2,220,000	Manufacturing	Owned
Kashima, Japan	11.6	395,000	Manufacturing	Owned	(3)
Mailiao, Taiwan	41.4	1,800,000	Manufacturing	Leased	(4)
Houston, Texas	N/A	105,500	R&D	Leased	(5)
Shanghai, China	N/A	33,000	R&D	Leased	(5)
Amsterdam, Netherlands	N/A	32,015	R&D	Leased	(5)
Tsukuba, Japan	4.5	23,327	R&D	Leased	(5)
________________________________________________

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil.

(2)	We lease the land, but own the manufacturing facility and production equipment.

(3)	The Kashima, Japan, facility is owned by our 50%-50% joint venture with JSR.

(4)	The Mailiao, Taiwan facility is under construction by our 50%-50% KFPC joint venture with FPCC. The joint venture leases the land, but owns the manufacturing facility and production equipment.

(5)	We lease the facility, but own the equipment.
Belpre, Ohio. Our Belpre site is our largest manufacturing facility, with connections to barge, rail and truck shipping and receiving facilities. The Belpre facility has approximately 192 kilotons of production capacity to which we are entitled. The Belpre facility currently produces Performance Products, Specialty Polymers, and CariflexTM products. A portion of the HSBC capacity at Belpre is owned by Infineum USA. Infineum is a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business. Under a facility sharing agreement that terminates in 2030, we operate Infineum’s share of the HSBC assets to manufacture a line of products for Infineum, and Infineum is entitled to a portion of the HSBC capacity at Belpre. Other than those assets owned by Infineum, we own the Belpre facility and the land on which it is located.
Wesseling, Germany. Our Wesseling manufacturing facility is located on the premises of LyondellBasell. The facility has direct access to major highways and extensive railway connections. Production capacity is approximately 96 kilotons. LyondellBasell owns the land on the premises and leases it to us. The lease is for a term of 30 years, beginning from March 31, 2000 and is extended automatically for a successive period of 10 years unless terminated upon one-year’s written notice by either party. We own the SBC manufacturing facility and production equipment in the facility. The Wesseling facility currently produces Performance Products. LyondellBasell provides us operating and site services, utilities, materials and facilities under a long-term production agreement. LyondellBasell has the right to approve any expansion of our facility at Wesseling although its consent may only be withheld if an expansion would be detrimental to the site.
Berre, France. Our Berre manufacturing facility is located in southeastern France. The facility has direct access to sea, rail and road transport and has a production capacity of approximately 85 kilotons. The Berre site is leased to us by LyondellBasell, which operates the facility and with which our lease exists under a long-term lease due to expire in 2030. We own the SBC manufacturing facility and production equipment at Berre. We currently produce Performance Products and Specialty Polymers there. We have an operating agreement with LyondellBasell for various site services, utilities and facilities under a long-term agreement; however, the operating agreement is terminable by either party upon 18 months’ written notice. As of the date of this filing, no such notice has been given by either party.

Paulinia, Brazil. Our Paulinia manufacturing facility is located with access to major highways. The facility currently has a production capacity of approximately 28 kilotons of Performance Products in addition to capacity dedicated to producing CariflexTM products. We own the facility and the land at Paulinia. BASF owns the adjacent site and shares title to the facilities that are common to the two companies such as the administration building, cafeteria and maintenance facilities.
Kashima, Japan. Our Kashima manufacturing facility is owned and operated by a joint venture named Kraton JSR Elastomers K.K., (“KJE”), between us and JSR. The Kashima facility is located northeast of Tokyo on the main island of Honshu at a JSR site that includes several synthetic rubber facilities and butadiene and isoprene extraction units. This facility is serviced by rail, barge and truck connections. Production capacity is approximately 31 kilotons of Performance Products, and we are generally entitled to 50% of this production pursuant to our joint venture agreement.
JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton® brand name although this amount may vary from time to time based on the economic interest of the joint venture. We and JSR each have a right of first refusal on the transfer of the joint venture interests of the other.
Mailiao, Taiwan. We are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton plant at FPCC’s petrochemical site in Mailiao, Taiwan to produce Specialty Polymers. Construction of the plant is ongoing with completion expected in the first quarter of 2016.
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
We perform application development and technical service support in all locations. In addition, our research and development centers in Houston and Amsterdam carry out polymer and process development to support our manufacturing sites as well as our customers. In 2014, we successfully launched a semi-works facility located at our production facility in Belpre, Ohio. We believe this will accelerate polymer development efforts and commercialization of products including the reduction of customer qualification lead times. We also anticipate utilizing the semi-works facility to produce small commercial quantities for customers which, prior to the launch of our semi-works facility, were satisfied by the Belpre, Ohio, production assets. Utilizing the semi-works facility for such smaller quantities is more economical than producing small quantities on the larger-scale Belpre production lines.

Item 3.	Legal Proceedings.
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $2.3 million (converted at the December 31, 2014 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
On October 6, 2014, we and two of our subsidiaries, Kraton Performance Polymers Limited and NY MergerCo, LLC, were named as defendants in a lawsuit filed by LCY Chemical Corp. and its subsidiary, LCY Synthetic Rubber Corp. (together, the “LCY Parties”), in connection with the previously announced termination of the Combination Agreement. The lawsuit alleges breach of contract by Kraton and seeks payment of the $25.0 million termination fee, along with awards of unspecified comepensatory, expectancy and consequential damages. The lawsuit was filed in the United States District Court for the District of Delaware. While the ultimate resolution of this lawsuit cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this lawsuit.
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
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KRA”. The following table sets forth the high and low intraday sales prices of our common stock per share, as reported by the NYSE.

	Stock Price Range
	High	Low
2014
Fourth Quarter	$21.35	$15.52
Third Quarter	$22.62	$17.53
Second Quarter	$28.35	$21.23
First Quarter	$28.87	$20.91
2013
Fourth Quarter	$23.98	$18.38
Third Quarter	$22.16	$18.33
Second Quarter	$23.73	$18.82
First Quarter	$28.26	$23.25
We have not previously declared or paid any dividends or distributions on our common stock. As of February 23, 2015, we had approximately 102 shareholders of record of our common stock and approximately 4,900 beneficial owners.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2009 through December 31, 2014, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Kraton Performance Polymers, Inc.
S&P SmallCap 600 Index
Dow Jones U.S. Specialty Chemicals

Total Return to Shareholders’
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Kraton Performance Polymers, Inc.	128.24%	(34.41)%	18.37%	(4.08)%	(9.80)%
S&P SmallCap 600 Index	26.31%	1.02%	16.33%	41.31%	5.76%
Dow Jones U.S. Specialty Chemicals	37.19%	(2.82)%	32.23%	22.88%	8.62%

	Cumulative Value of $100 Investment, through December 31, 2014
Company Name / Index	Base Period 12/31/09	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Kraton Performance Polymers, Inc.	$100.00	$228.24	$149.71	$177.21	$169.99	$153.32
S&P SmallCap 600 Index	$100.00	$126.31	$127.59	$148.42	$209.74	$221.81
Dow Jones U.S. Specialty Chemicals	$100.00	$137.19	$133.32	$176.28	$216.62	$235.29
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
Repurchase of Equity Securities
On October 27, 2014, our board of directors approved a share repurchase plan of up to $50.0 million of our common stock. As of December 31, 2014, 998,080 shares had been repurchased at an average price of $18.69 per share and a total cost of $18.6 million (excluding trading commissions). The repurchase plan has no expiration date and all shares purchased have been canceled.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
November 1 - 30, 2014	652,377	$18.60	652,377	$37.9
December 1 - 31, 2014	345,703	$18.84	345,703	$31.4
Total	998,080	$18.69	998,080	$31.4

No shares were repurchased in the month of October 2014.

Item 6.	Selected Financial Data.
The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,230,433	$1,292,121	$1,423,122	$1,437,479	$1,228,425
Cost of goods sold	993,366	1,066,289	1,191,680	1,121,293	927,932
Gross profit	237,067	225,832	231,442	316,186	300,493
Operating expenses:
Research and development	31,370	32,014	31,011	27,996	23,628
Selling, general and administrative	104,209	105,558	98,555	101,606	92,305
Depreciation and amortization	66,242	63,182	64,554	62,735	49,220
Impairment of long-lived assets	4,731	—	5,434	—	—
Total operating expenses	206,552	200,754	199,554	192,337	165,153
Loss on extinguishment of debt	—	—	—	2,985	—
Earnings of unconsolidated joint venture (1)	407	530	530	529	487
Interest expense, net	24,594	30,470	29,303	29,884	23,969
Income (loss) before income taxes	6,328	(4,862)	3,115	91,509	111,858
Income tax expense (benefit)	5,118	(3,887)	19,306	584	15,133
Consolidated net income (loss)	1,210	$(975)	$(16,191)	$90,925	$96,725
Net loss attributable to noncontrolling interest	(1,209)	(357)	—	—	—
Net income (loss) attributable to Kraton	$2,419	$(618)	$(16,191)	$90,925	$96,725
Earnings (loss) per common share:
Basic	$0.07	$(0.02)	$(0.50)	$2.85	$3.13
Diluted	$0.07	$(0.02)	$(0.50)	$2.81	$3.07
Weighted average common shares outstanding:
Basic	32,163	32,096	31,939	31,786	30,825
Diluted	32,483	32,096	31,939	32,209	31,379
________________________________________________

(1)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$53,818	$175,872	$223,166	$88,579	$92,750
Total assets	$1,082,452	$1,194,797	$1,229,189	$1,153,756	$1,080,723
Total debt	$351,872	$350,989	$448,017	$392,500	$382,675

	2014	2013	2012	2011	2010
Other data:
Ratio of earnings to fixed charges	1.11:1.00	0.80:1.00	1.02:1.00	3.54:1.00	5.07:1.00
Our earnings were insufficient to cover our fixed charges by approximately $8.7 million for the year ended December 31, 2013.

Adjusted Gross Profit, EBITDA, and Adjusted EBITDA
We consider Adjusted Gross Profit, EBITDA, and Adjusted EBITDA to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, and Adjusted EBITDA have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Adjusted Gross Profit (1) (2)	$257,308	$260,293	$264,289
EBITDA (3)	$97,164	$88,790	$96,972
Adjusted EBITDA (1) (4)	$147,194	$140,906	$143,842
__________________________________________________

(1)
Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the estimated current replacement cost. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit and Adjusted EBITDA under both our FIFO convention and under estimated current replacement cost.

(2)
Adjusted Gross Profit is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As a measure of our performance, Adjusted Gross Profit is limited because it often varies substantially from gross profit calculated in accordance with US GAAP due to volatility in raw material prices.

(3)	EBITDA represents net income before interest, taxes, depreciation and amortization. Limitations for EBITDA as an analytical tool include the following:

•	EBITDA does not reflect the significant interest expense on our debt;

•	EBITDA does not reflect the significant depreciation and amortization expense associated with our long-lived assets;

•
EBITDA included herein should not be used for purposes of assessing compliance or non-compliance with financial covenants under our debt agreements. The calculation of EBITDA in the debt agreements includes adjustments, such as as extraordinary, non-recurring or one-time charges, proforma cost savings, certain non-cash items, turnaround costs, and other items included in the definition of EBITDA in the debt agreements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

(4)
Adjusted EBITDA is EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

•
due to volatility in raw material price, Adjusted EBITDA may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with US GAAP; and

•
Adjusted EBITDA may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.

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
We compensate for the above limitations by relying primarily on our GAAP results and using Adjusted Gross Profit, EBITDA, and Adjusted EBITDA only as supplemental measures. See our financial statements included elsewhere in this Form 10-K.
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Gross profit	$237,067	$225,832	$231,442
Add (deduct):
Settlement gain (a)	—	—	(6,819)
Property tax dispute (b)	—	—	5,646
Restructuring and other charges (c)	651	218	1,006
Production downtime (d)	9,905	3,506	2,481
Impairment of spare parts inventory (e)	430	—	—
Spread between FIFO and ECRC	9,255	30,737	30,533
Adjusted gross profit	$257,308	$260,293	$264,289
____________________________________________________

(a)	Receipt from LyondellBasell in settlement of disputed charges.

(b)	Charge associated with resolution of a property tax dispute in France.

(c)	Severance expenses and other restructuring related charges.

(d)
In 2014, weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2013, production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation. In 2012, storm related charges at our Belpre, Ohio, facility.

(e)	Impairment of inventory of spare parts associated with the coal-burning boilers which are planned for decommissioning in 2015.

We reconcile consolidated net income (loss) to EBITDA, and Adjusted EBITDA as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss) attributable to Kraton	$2,419	$(618)	$(16,191)
Net loss attributable to noncontrolling interest	(1,209)	(357)	—
Consolidated net income (loss)	1,210	(975)	(16,191)
Add (deduct):
Interest expense, net	24,594	30,470	29,303
Income tax expense (benefit)	5,118	(3,887)	19,306
Depreciation and amortization	66,242	63,182	64,554
EBITDA	$97,164	$88,790	$96,972
Add (deduct):
Settlement gain (a)	—	—	(6,819)
Property tax dispute (b)	—	—	6,211
Retirement plan charges (c)	399	—	1,100
Restructuring and other charges (d)	2,953	815	1,359
Transaction and acquisition related costs (e)	9,585	9,164	—
Impairment of long-lived assets (f)	4,731	—	5,434
Impairment of spare parts inventory (g)	430	—	—
Production downtime (h)	10,291	3,506	2,481
KFPC startup costs (i)	1,911	—	—
Non-cash compensation expense (j)	10,475	7,894	6,571
Spread between FIFO and ECRC	9,255	30,737	30,533
Adjusted EBITDA	$147,194	$140,906	$143,842
_________________________________________________

(a)	Receipt from LyondellBasell in settlement of disputed charges, which is recorded in cost of goods sold.

(b)
Charge associated with resolution of a property tax dispute in France, of which $5.6 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(c)
In 2014, charges associated with the termination of the defined benefit restoration pension plan, which are primarily recorded in selling, general and administrative expenses. In 2012, retirement plan settlement charge associated with a disbursement from a benefit plan upon the retirement of an employee, which is recorded in selling, general and administrative expenses.

(d)	Restructuring and other charges which are primarily recorded in selling, general and administrative expenses in 2014 and 2013 and primarily in cost of goods sold in 2012.

(e)	Primarily professional fees related to the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.

(f)
In 2014, $2.4 million was related to engineering and design assets for projects we determined were no longer economically viable; $1.4 million was related to information technology and office assets associated with fourth quarter restructuring activities; and $0.9 million was related to other long-lived assets. In 2012, $3.4 million was associated with the Asia HSBC facility and $2.0 million was associated with other long-lived assets.

(g)	Impairment of spare parts inventory associated with the coal-burning boilers which are planned for decommissioning in 2015 which is recorded in cost of goods sold.

(h)
In 2014, weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility, of which $9.9 million is recorded in cost of goods sold and $0.4 million is recorded in selling general and administrative expenses. In 2013, production downtime at our Belpre, Ohio, facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation, which is recorded in cost of goods sold. In 2012, storm related charges at our Belpre, Ohio facility, which are recorded in cost of goods sold.

(i)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(j)
We had historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses. In 2014, $9.0 million, $0.9 million and $0.6 million and in 2013, $7.1 million, $0.5 million and $0.3 million is recorded in selling, general and administrative, research and development expenses, and cost of goods sold, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in the Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability.
Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We refer to these complex or specialized polymers or innovations as being more “differentiated.” In 2014, 56.6% of our revenue was derived from innovation-driven and differentiated products, with 40.0% derived from differentiated grades and 16.6% derived from innovation grades.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex products provide opportunities for new, high margin applications.
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt (“HiMA”) for high-performance paving applications;

•	NEXARTM family of membrane polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
The majority of worldwide SBC production is dedicated to un-hydrogenated SBCs (“USBCs”), which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. Hydrogenated SBCs (“HSBCs”), which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. Isoprene rubber (“IR”) and isoprene rubber latex (“IRL”) are non-SBC products which are primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints and coatings.
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

Product Group Revenue Percentage:	2014	2013	2012
Performance Products	55.2%	59.0%	59.8%
Specialty Polymers	33.5%	31.9%	32.6%
Cariflex	11.3%	9.0%	7.4%
Other	—%	0.1%	0.2%

2014 Financial Overview

•	Sales volume was 305.6 kilotons in 2014 compared to 313.5 kilotons in 2013.

•	Revenue was $1,230.4 million in 2014 compared to $1,292.1 million in 2013.

•	Gross profit was $237.1 million in 2014 compared to $225.8 million in 2013. Adjusted gross profit (non-GAAP) was $257.3 million in 2014 compared to $260.3 million in 2013.

•	Adjusted EBITDA (non-GAAP) was $147.2 million in 2014 compared to $140.9 million in 2013.

•
Net income attributable to Kraton was $2.4 million or $0.07 per diluted share in 2014 compared to a net loss of $0.6 million or $0.02 per diluted share in 2013. Diluted earnings (loss) per share was impacted by items that are discussed further in Net income (loss) attributable to Kraton.

See “Part II, Item 6. Selected Financial Data” for reconciliation of adjusted gross profit, EBITDA, and Adjusted EBITDA.

RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products, and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $512.8 million, $609.5 million and $732.9 million or 51.6%, 57.2% and 61.5% of our total cost of goods sold for the years ended December 31, 2014, 2013 and 2012, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue is impacted by movements in our raw material costs, as well as the cost of other inputs.
The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors and prices for natural and synthetic rubber. In aggregate, average purchase prices were lower for butadiene, isoprene and styrene during 2014 compared to 2013. Average butadiene and isoprene purchase prices were lower during 2013 compared to 2012 while average styrene purchase prices were higher in 2013 compared to 2012.
We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations we provide the difference, or spread, between FIFO and ECRC. For the years ended December 31, 2014, 2013, and 2012, reported results under FIFO were lower than results would have been on an ECRC basis by $9.3 million, $30.7 million, and $30.5 million, respectively.
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

Revenue by Geography:	2014	2013	2012
Americas	38.9%	39.3%	40.0%
Europe, Middle East and Africa	36.4%	38.7%	39.1%
Asia Pacific	24.7%	22.0%	20.9%
Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenue, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to a pre-tax income of $0.4 million, a pre-tax loss of $4.8 million and a pre-tax loss of $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The primary driver for our pre-tax income in 2014 was the change in foreign currency exchange rates between the Euro and U.S. dollar. The primary driver for our pre-tax losses in 2013 and 2012 was the change in foreign currency exchange rates between the Japanese Yen and U.S. dollar and the Euro and U.S. dollar, respectively.
Seasonality. Seasonal changes and weather conditions typically affect our Performance Products sales into paving and roofing applications generally resulting in higher sales volumes in the second and third quarters of the calendar year versus the first and fourth quarters of the calendar year. Our other markets tend to show relatively little seasonality.
Outlook
Based upon recent raw material price trends, we estimate that first quarter 2015 will reflect a negative spread between FIFO and ECRC of $30.0 million to $35.0 million.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenue
Revenue was $1,230.4 million for the year ended December 31, 2014 compared to $1,292.1 million for the year ended December 31, 2013, a decline of $61.7 million or 4.8% (a decline of $50.3 million or 3.9% excluding an $11.4 million negative effect from currency fluctuations) with $51.3 million of the decline attributable to lower average selling prices associated with lower average raw material costs. Sales volumes declined 7.9 kilotons or 2.5% from 313.5 kilotons for the year ended December 31, 2013 to 305.6 kilotons for the year ended December 31, 2014. The decrease in total sales volume did not have a material impact on the period-over-period change in revenue, as the revenue impact from lower sales volume in our Performance Products business was more than offset by the revenue contribution from increased sales volume in the higher revenue per ton CariflexTM and Specialty Polymers businesses.
With respect to revenue for each of our product groups:

•
Cariflex revenue was $138.6 million for the year ended December 31, 2014 compared to $116.0 million for the year ended December 31, 2013. The $22.6 million or 19.5% revenue increase (an increase of $25.4 million or 21.9% excluding a $2.8 million negative effect from currency fluctuations) was due to a 24.1% increase in sales volumes led by sales into surgical glove applications, and to a lesser extent, increased sales into condom and medical stopper markets. The revenue contribution from higher sales volume was partially offset by lower average selling prices due to lower isoprene costs.

•
Specialty Polymers revenue was $412.4 million for the year ended December 31, 2014 compared to $412.0 million for the year ended December 31, 2013. The $0.4 million or 0.1% revenue increase (an increase of $1.5 million or 0.4% excluding a $1.1 million negative effect from currency fluctuations) was due to a 4.6% increase in sales volume, which was offset by lower average selling prices reflective of lower raw material costs. The increase in sales volume was primarily due to growth in lubricant additives, cable gels, and polymer modification applications partially offset by lower volume into personal care applications.

•
Performance Products revenue was $678.9 million for the year ended December 31, 2014 compared to $762.9 million for the year ended December 31, 2013. The $84.0 million or 11.0% revenue decline (a decline of $76.5 million or 10.0% excluding a $7.5 million negative effect from currency fluctuations) was due to a 6.2% reduction in sales volumes and, to a lesser extent, lower average selling prices driven by lower butadiene and isoprene costs. The decline in sales volume was primarily due to lower paving and roofing volumes in Europe, lower paving volumes in Asia Pacific and lower volumes into packaging & industrial adhesives applications.

Cost of Goods Sold
Cost of goods sold was $993.4 million for the year ended December 31, 2014 compared to $1,066.3 million for the year ended December 31, 2013. The $72.9 million or 6.8% decrease was primarily driven by a $66.0 million reduction in raw material costs (including a period over period benefit of $21.5 million due to the spread between FIFO and ECRC), an $18.6 million decrease from lower sales volumes, and an $11.1 million decrease due to foreign currency fluctuations. Partially offsetting these decreases were $9.9 million of costs associated with the weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility in the first quarter of 2014 and increases in other variable and manufacturing costs.

Gross Profit
Gross profit was $237.1 million for the year ended December 31, 2014 compared to $225.8 million for the year ended December 31, 2013. Gross profit as a percentage of revenue was 19.3% and 17.5% for the years ended December 31, 2014 and 2013, respectively.
Operating Expenses
Research and development expenses were $31.4 million for the year ended December 31, 2014 compared to $32.0 million for the year ended December 31, 2013, a decrease of $0.6 million or 2.0% primarily due to lower professional fees and maintenance costs partially offset by higher employee related costs. Research and development expenses were 2.5% of revenue for both of the years ended December 31, 2014 and 2013.
Selling, general and administrative expenses were $104.2 million for the year ended December 31, 2014 compared to $105.6 million for the year ended December 31, 2013, a decrease of $1.3 million or 1.3%. The decrease was primarily due to a $1.3 million decrease in employee related costs, a $1.0 million decrease in professional fees and a $0.8 million decrease in information technology costs. These decreases were partially offset by a $1.7 million increase in restructuring related costs and a $0.4 million increase in transaction and acquisition related costs. Selling, general and administrative expenses were 8.5% and 8.2% of revenue for the years ended December 31, 2014 and 2013, respectively.
Depreciation and amortization was $66.2 million for the year ended December 31, 2014 compared to $63.2 million for the year ended December 31, 2013, an increase of $3.1 million or 4.8%, largely due to capital expenditures.
We incurred impairments of long-lived assets of $4.7 million for the year ended December 31, 2014 related to engineering and design, information technology, and other long-lived assets. We did not incur any impairment charges for the year ended December 31, 2013.
Interest expense, net
Interest expense, net was $24.6 million for the year ended December 31, 2014 compared to $30.5 million for the year ended December 31, 2013, a decrease of $5.9 million or 19.3%. The decrease was primarily due to charges aggregating $5.8 million incurred in connection with our March 2013 refinancing and to lower outstanding indebtedness in 2014.
Income tax expense (benefit)
Our income tax provision was a $5.1 million expense and a $3.9 million benefit for the years ended December 31, 2014 and 2013, respectively. Our effective tax rate was 80.9% and 79.9% for the years ended December 31, 2014 and 2013, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 and December 31, 2013, a valuation allowance of $90.4 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.4 million in 2014, which includes a $9.8 million increase related to changes in other comprehensive income (loss), partially offset by a $9.4 million decrease to the income tax provision. The $9.4 million is comprised of $7.6 million related to current year operating income and $1.8 million related to the assessment of our ability to utilize net operating loss carryforwards in future periods. We decreased our valuation allowance by $0.4 million in 2013, which includes a $0.5 million decrease due to changes in other comprehensive income (loss), partially offset by a $0.1 million increase to the income tax provision. The $0.1 million is comprised of $10.2 million related to current year operating losses, offset by a $10.1 million benefit related to the tax effect of unrealized pension gains. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance, our effective tax rates would have been a 229.0% expense and an 81.4% benefit for the years ended December 31, 2014 and 2013, respectively.
Net income (loss) attributable to Kraton
Net income attributable to Kraton was $2.4 million or $0.07 per diluted share for the year ended December 31, 2014, an increase in net income of $3.0 million, compared to a net loss of $0.6 million or $0.02 per diluted share for the year ended December 31, 2013.

Net income for the year ended December 31, 2014 was negatively impacted by the following items, net of tax:

•	Restructuring and other charges of $2.7 million or $0.08 per diluted share

•	Fees related to the terminated Combination Agreement with LCY of $9.4 million or $0.29 per diluted share

•	Production downtime at our Belpre, Ohio, and Berre, France, facilities of $10.2 million, or $0.31 per diluted share

•	A charge for impairment of long-lived assets of $4.6 million or $0.14 per diluted share

•	Start-up charges related to the joint venture with FPCC of $0.8 million or $0.02 per diluted share

•	Impairment of spare parts inventory associated with the coal-burning boilers of $0.4 million or $0.01 per diluted share

•	Charges associated with the termination of the defined benefit restoration pension plan of $0.4 million or $0.01 per diluted share

•	Negative spread between FIFO and ECRC of $9.2 million or $0.28 per diluted share

Net income for the year ended December 31, 2014 was positively impacted by the following item:

•	A reduction in our income tax valuation allowance of $1.8 million or $0.05 per diluted share related to the assessment of our ability to utilize net operating losses in future periods
Net loss for the year ended December 31, 2013 was negatively impacted by the following items, net of tax:

•	Restructuring and other charges of $0.7 million or $0.02 per diluted share

•	Fees related to the terminated Combination Agreement with LCY of $9.2 million or $0.28 per diluted share

•	Charges associated with the credit facility refinancing of $5.8 million or $0.18 per diluted share

•	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $30.7 million or $0.94 per diluted share.

Net loss for the year ended December 31, 2013 was positively impacted by the following item:

•	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets of $10.1 million or $0.31 benefit per diluted share
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue
Revenue amounted to $1,292.1 million on sales volumes of 313.5 kilotons for the year ended December 31, 2013 compared to $1,423.1 million on sales volumes of 313.4 kilotons for the year ended December 31, 2012. The $131.0 million or 9.2% revenue decline (a decline of $121.7 million or 8.6% excluding a $9.3 million negative effect from currency fluctuations) was largely due to a reduction in global product sales prices associated with lower average raw material costs of $110.4 million and a $10.3 million negative effect associated with revenue mix.
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $116.0 million for the year ended December 31, 2013 compared to $105.9 million for the year ended December 31, 2012. The $10.1 million or 9.5% revenue increase (an increase of $14.8 million or 14.0% excluding a $4.7 million negative effect from currency fluctuations) reflects a 13.5% increase in sales volumes, mainly in the surgical glove market and other medical applications.

•
Specialty Polymers revenue was $412.0 million for the year ended December 31, 2013 compared to $464.3 million for the year ended December 31, 2012. The $52.3 million or 11.3% revenue decline (a decline of $51.3 million or 11.0% excluding a $1.0 million negative effect from currency fluctuations) was due to lower sales volumes and lower average selling prices, reflective of lower average raw materials costs. The decline in sales volume was primarily due to lower sales in personal care, cable gels, polymer modification and industrial applications.

•
Performance Products revenue was $762.9 million for the year ended December 31, 2013 compared to $850.8 million for the year ended December 31, 2012. The $87.8 million or 10.3% revenue decline (a decline of $84.2 million or 9.9% excluding a $3.6 million negative effect from currency fluctuations) was due to lower average selling prices indicative of lower average raw material costs, primarily butadiene, partially offset by increased sales volume. The increase in sales volume was primarily due to increased sales into paving and roofing, personal care, and packaging & industrial adhesives applications. With respect to paving and roofing volumes, although first half 2013 sales volumes were down 15.1% compared to the first half of 2012, primarily due to the effect of poor weather conditions in North America and Europe, second half 2013 sales volumes were up 14.7% due to improved demand compared to the second half of 2012. As a result, overall sales volume for paving and roofing applications increased 1.0% year on year. With respect to innovation sales, we experienced growth in personal care applications and improved demand for our HiMA paving applications.
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
Gross Profit
Gross profit was $225.8 million for the year ended December 31, 2013 compared to $231.4 million for the year ended December 31, 2012, a decrease of $5.6 million or 2.4%. Gross profit as a percentage of revenue was 17.5% and 16.3% for the years ended December 31, 2013 and 2012, respectively.
Operating Expenses
Research and development expenses were $32.0 million for the year ended December 31, 2013 compared to $31.0 million for the year ended December 31, 2012, an increase of $1.0 million or 3.2% primarily due to an increase in employee related costs partially offset by decreased lease expense for our research and development facilities. Research and development expenses were 2.5% and 2.2% of revenue for the years ended December 31, 2013 and 2012, respectively.
Selling, general and administrative expenses were $105.6 million for the year ended December 31, 2013 compared to $98.6 million for the year ended December 31, 2012, an increase of $7.0 million or 7.1%. The increase was primarily due to $9.2 million of professional fees related to the terminated Combination Agreement with LCY, a $1.1 million increase in costs associated with the joint venture with FPCC and a $1.0 million increase in other professional fees, partially offset by a $1.0 million decrease in employee related costs, lower legal expenses of $1.1 million, and the absence of a 2012 retirement plan settlement charge of $1.1 million and a $0.6 million charge associated with the resolution of a property tax dispute in France during 2012. Selling, general and administrative expenses were 8.2% and 6.9% of revenue for the years ended December 31, 2013 and 2012, respectively.
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
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and December 31, 2012, a valuation allowance of $90.0 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $0.4 million in 2013, which includes a $0.5 million decrease due to changes in other comprehensive income (loss), partially offset by a $0.1 million increase to the income tax provision. The $0.1 million is comprised of $10.2 million related to current year operating losses, offset by $10.1 million of income tax benefit related to the tax effect of unrealized pension gains. We increased our valuation allowance by $36.2 million in 2012, of which $30.7 million was included in the income tax provision and $5.5 million represents changes in equity. The $30.7 million increase in the valuation allowance is comprised of $13.5 million related to the reversal of the benefit recorded for prior year’s net operating losses and $17.2 million related to current year operating losses. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance, our effective tax rates would have been an 81.4% and 366.1% benefit for the years ended December 31, 2013 and 2012, respectively.
Net loss attributable to Kraton
Net loss attributable to Kraton was $0.6 million or $0.02 per diluted share for the year ended December 31, 2013, an increase in net income of $15.6 million, compared to a net loss of $16.2 million or $0.50 per diluted share for the year ended December 31, 2012.
Net loss for the year ended December 31, 2013 was negatively impacted by the following items, net of tax:

•	Restructuring and other charges of $0.7 million or $0.02 per diluted share

•	Fees related to the terminated Combination Agreement with LCY of $9.2 million or $0.28 per diluted share

•	Charges associated with the credit facility refinancing of $5.8 million or $0.18 per diluted share

•	Production downtime related to MACT legislation of $3.5 million or $0.11 per diluted share

•	Negative spread between FIFO and ECRC of $30.7 million or $0.94 per diluted share
Net loss for the year ended December 31, 2013 was positively impacted by the following item:

•	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets of $10.1 million or $0.31 benefit per diluted share
Net loss for the year ended December 31, 2012 was negatively impacted by the following items, net of tax:

•	Property tax dispute settlement charge of $6.2 million or $0.20 per diluted share

•	Restructuring and other charges of $1.2 million or $0.03 per diluted share

•	Retirement plan settlement charge of $1.1 million or $0.03 per diluted share

•	Storm related charges of $2.5 million or $0.08 per diluted share

•	Impairment of long-lived assets of $5.4 million or $0.17 per diluted share

•	Income tax expense related to a portion of the change in our valuation allowance for deferred tax assets of $13.5 million or $0.42 per diluted share

•	Negative spread between FIFO and ECRC of $30.5 million or $0.95 per diluted share
Net loss for the year ended December 31, 2012 was positively impacted by the following item, net of tax:

•	Receipt from LyondellBasell in settlement of disputed charges of $6.9 million or $0.22 benefit per diluted share

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
Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
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
The estimated effect of alternate assumptions on the 2015 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and, in the case of our Retiree Medical Plan, health care cost increases.
The measurement date of the Pension Plan’s assets and obligations was December 31, 2014. We applied a 4.12% discount rate, assumed an 8.5% long term expected rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2014 was approximately 61.7%, up from approximately 57.6% as of December 31, 2013, and the percentage of debt securities as of December 31, 2014 was approximately 28.8%, down from approximately 33.8% as of December 31, 2013. The plan’s strategic target asset allocation as of December 31, 2014 was 50% equity, 30% debt and 20% other, with the “other” component consisting of a global market fund and a real estate fund, among others. We have assumed that the funds in the “other” category together would behave similarly to debt and therefore included the 20% “other” as bonds in our assessment.
We estimated a range of returns on the plan assets using a historical stochastic simulation model that determines the compound average annual return (assuming these asset classes—stocks, bonds and cash) over a 20-year historical period (the approximate duration of our liabilities under the Pension Plan). The distribution of results from these simulations is then used to determine a median expected asset return.
Based on the plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 8.9%. The asset return assumption set for determining the 2014 FASB ASC 715 expense was 8.5%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 8.5% return after non-investment expenses assumption is equivalent to a gross assumption of 9.0% (8.5% + 0.5%). A 9.0% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
For the Pension Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $3.0 million in our estimated Pension Plan expense for 2015. A 100 basis point decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $1.0 million and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $1.2 million in expenses for 2015, in each case holding all other assumptions and factors constant.
For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.4 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2015, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 12 Employee Benefits to the consolidated financial statements.
Revenue Recognition. Sales are recognized in accordance with the provisions of ASC 605, Revenue Recognition—Overall, when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold.
We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably, as a reduction of revenue.

LIQUIDITY AND CAPITAL RESOURCES
Description of Senior Secured Credit Facilities
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
The Senior Secured Credit Facilities are primarily secured by receivables and inventory, and borrowing availability under the facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The Senior Secured Credit Facilities terminate on March 27, 2018; however, we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the Senior Secured Credit Facilities contain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the Senior Secured Credit Facilities at any future time we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness. At December 31, 2014, we were in compliance with the covenants under the Senior Secured Credit Facilities. For additional information regarding our Senior Secured Credit Facilities, see “Senior Secured Credit Facilities” in Note 6 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.
Description of 6.75% Senior Notes due 2019
Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of such date, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. At December 31, 2014, we were in compliance with the covenants under the indenture governing our 6.75% senior notes. For additional information regarding our 6.75% senior notes, see “6.75% Senior Notes due 2019" in Note 6 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed the KFPC Loan Agreement in the amount of 5.5 billion NTD, or $173.1 million (converted at the December 31, 2014 exchange rate), to provide additional funding to construct the Specialty Polymers manufacturing facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $135.0 million (converted at the December 31, 2014 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.1 million (converted at the December 31, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. As of December 31, 2014, no draws have been made on the KFPC Loan Agreement and as of the date of this filing, NTD 0.3 billion, or 9.4 million (converted at the February 24, 2015 exchange rate) was drawn and outstanding. The initial term of the KFPC Loan Agreement is five years from the date of the first drawing of either tranche. To the extent that the first drawing has not occurred within six months from the date of the KFPC Loan Agreement, the term will be five years from expiration of this six-month period. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At December 31, 2014, we were in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement" in Note 6 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities to fund liquidity needs and enable us to service our indebtedness. At December 31, 2014, we had $53.8 million of cash and cash equivalents, which includes $8.0 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of December 31, 2014, our available borrowing capacity under the Senior Secured Credit Facilities was $191.6 million of which $0.0 million was drawn and as of the date of this filing, our available borrowing capacity was $183.7 million, of which $0.0 million was drawn. Excluding the $8.0 million of KFPC cash, our liquidity at December 31, 2014 amounted to $237.4 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $7.2 million to our pension plan for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013. We expect our total pension plan contributions for the year ended December 31, 2015 to be $3.7 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2015, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2016 and beyond.
As of December 31, 2014, we had $47.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.0 million of additional cash tax expense would be incurred if this cash were repatriated.

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
Operating Cash Flows and Liquidity
Net cash provided by operating activities totaled $29.9 million for the year ended December 31, 2014 and $105.5 million for the year ended December 31, 2013. This represents a net decrease of $75.6 million, which was primarily driven by changes in working capital. The net change in working capital was a use of cash of $53.2 million in 2014 compared to a source of cash of $43.8 million in 2013, a period-over-period decline in cash flows of $97.0 million. The period-over-period changes are as follows:

•
$27.1 million decrease in cash flows associated with inventories of products, materials and supplies, largely due to increases in the quantities of finished goods inventories partially offset by decreases in the costs of raw material and finished goods inventories;

•	$50.3 million decrease in cash flows associated with trade accounts payable primarily due to the timing of payments and a decrease in the cost of raw materials; and

•	$33.8 million net decrease in cash flows due to the timing of payments of other items, including related party transactions, taxes, and pension costs; partially offset by

•	$14.2 million increase in cash flows associated with accounts receivable reflecting improved days sales outstanding and lower sales volumes.
Net cash provided by operating activities totaled $105.5 million for the year ended December 31, 2013 and $146.3 million for the year ended December 31, 2012. This represents a net decrease of $40.9 million, which was primarily driven by changes in working capital. The net change in working capital was a source of cash of $43.8 million in 2013 compared to a source of cash of $72.9 million in 2012; a period-over-period decline in cash flows of $29.0 million. The period-over-period changes are as follows:

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

Investing Cash Flows
Net cash used in investing activities totaled $114.4 million for the year ended December 31, 2014 and $88.7 million for the year ended December 31, 2013. Capital projects in 2014 included the following:

•	$44.3 million for KFPC joint venture project construction costs;

•	$39.0 million related to projects to optimize the production capabilities of our manufacturing assets, which includes $26.8 million to comply with the MACT rule; and

•	$20.7 million related to health, safety and environmental, including infrastructure and maintenance projects.
Net cash used in investing activities totaled $88.7 million for the year ended December 31, 2013 and $69.9 million for the year ended December 31, 2012. Capital projects in 2013 included the following:

•	$11.9 million for KFPC joint venture project construction costs;

•	$23.7 million to support our innovation platform, which includes $17.9 million related to the semi-works facility;

•	$27.3 million related to projects to optimize the production capabilities of our manufacturing assets, which includes $13.6 million to comply with the MACT rule; and

•	$18.1 million related to health, safety and environmental, including infrastructure and maintenance projects.

Expected Capital Expenditures. We currently expect 2015 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $60.0 million to $65.0 million. Included in this estimate is approximately $19.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2015 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.
We currently anticipate the total KFPC joint venture project construction cost will be at least $200.0 million, of which, 2014 capital expenditures were $44.3 million and 2015 capital expenditures will be approximately $130.0 million to $140.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to December 31, 2014, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion New Taiwan Dollars, or $173.1 million (converted at the December 31, 2014 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50.0% of the indebtedness. See Note 6 Long-Term Debt to the consolidated financial statements for further discussion of the KFPC Loan Agreement.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2014 was approximately 52.5% equity, 42.9% debt and 4.6% noncontrolling interest compared to approximately 56.8% equity, 38.7% debt and 4.5% noncontrolling interest as of December 31, 2013.
Net cash used in financing activities totaled $24.4 million for the year ended December 31, 2014 compared to net cash used in financing activities of $62.2 million for the year ended December 31, 2013. In 2014, we repurchased $18.7 million in shares of our common stock as part of our share repurchase program approved in October 2014. In 2013, we repaid the $96.9 million remaining principal amount of term loans and received $41.6 million from FPCC, which represents their portion of the equity investment in the KFPC joint venture.
Net cash used in financing activities totaled $62.2 million for the year ended December 31, 2013 compared to net cash provided by financing activities of $53.4 million for the year ended December 31, 2012. In 2013, we repaid the $96.9 million remaining principal amount of term loans and received $41.6 million from FPCC, which represents their portion of the equity investment in the KFPC joint venture. In 2012, we increased the amount outstanding under the 6.75% Senior Notes by $100.0 million and made a $40.0 million voluntary prepayment on the term loan portion of the senior secured credit facility.
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
The EPA issued new MACT standards for controlling hazardous air emissions from industrial boilers. The MACT rule applies to the coal-burning boilers at our Belpre, Ohio, facility. On January 31, 2013, the EPA published standards for industrial boilers, and certain incinerators, and non-hazardous secondary materials in the Federal Register with an effective date of April 1, 2013 and a compliance date of January 31, 2016, three years from the date of publication in the Federal Register. In response to a number of petitions for reconsideration, in August 2013, the EPA issued letters granting reconsideration on three issues raised in the petition. The three issues included in the EPA’s grant of reconsideration relate to (i) the definition of startup and shutdown periods and applicable work practices during such periods, (ii) revisions made to carbon monoxide limits and (iii) the use of particulate matter continuous parameter monitoring systems. On January 21, 2015, the EPA published a notice in the Federal Register announcing reconsideration of these three issues, proposing certain revisions to the definitions of startup and shutdown and to the applicable work practice standard during the startup and shutdown period, as well as a number of technical clarifying changes and corrections to the rule, and requesting public comment on the three issues and proposed revisions. We plan to be in compliance with the MACT standards prior to the expiration of the compliance period.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2014, 2013 or 2012.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2014, other than operating leases.

Contractual Obligations
Our principal outstanding contractual obligations relate to the senior notes and related interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with styrene, butadiene and isoprene. The following table summarizes our contractual cash obligations as of December 31, 2014 for the periods indicated.

	Payments Due by Period
Dollars in Millions	Total	2015	2016	2017	2018	2019	2020 and after
Long-term debt obligations	$350.0	$—	$—	$—	$—	$350.0	$—
Estimated interest payments on debt	101.5	24.6	24.6	24.6	23.8	3.9	—
Operating lease obligations	47.5	15.5	11.7	7.1	4.2	3.7	5.3
Capital lease obligation	1.0	0.1	0.1	0.1	0.1	0.1	0.5
Purchase obligations (1)	2,772.2	267.8	239.8	105.0	112.8	113.2	1,933.6
Estimated pension obligations (2)	36.6	—	0.7	1.3	2.1	3.3	29.2
Total contractual cash obligations	$3,308.8	$308.0	$276.9	$138.1	$143.0	$474.2	$1,968.6
________________________________________________

(1)
Included in this line are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

(2)	This represents our future pension contributions utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2014;

•
All assets at December 31, 2014 were moved into a portfolio of high quality bonds whose cash flow matches the expected cash flow of the “frozen” plan. The yield on the portfolio of bonds as of December 31, 2014 is equal to the estimated PPA effective rate at January 1, 2015. Assets were assumed to remain in such portfolio until all obligations of the plan were paid out;

•	An estimated PPA effective rate as of January 1, 2015 of 4.45%.;

•	All contributions are made at the latest date allowable by law; and

•	All other assumptions as used in the 2014 funding actuarial valuation of the plan are met.
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
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for speculative investment purposes. The market risk sensitive instruments that we have entered into as of December 31, 2014 consist of a series of non-deliverable forward contracts.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2014, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $46.9 million at December 31, 2014 and $44.9 million at December 31, 2013. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
In addition, in 2013 we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in various foreign subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate and the New Taiwan Dollar/Euro exchange rate. These contracts qualified for hedge accounting in accordance with ASC 815-35 “Net Investment Hedges” and typically settled weekly or monthly and all were settled at December 31, 2013. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for further discussion.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $1.7 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2014. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2015 would negatively impact our pre-tax income by $5.6 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for commodities under minimum purchase contracts for raw materials. Based on pricing as of December 31, 2014, a hypothetical 10.0% change in the market price for these raw materials would change our 2015 cost of goods sold by $26.7 million.

Item 8.	Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2014, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2015 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Performance Polymers, Inc.

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(iii)	Consolidated Statements of Operations—years ended December 31, 2014, 2013 and 2012

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2014, 2013 and 2012

(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2014, 2013 and 2012

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2014, 2013 and 2012

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
Date: February 25, 2015

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer

This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2015.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have audited Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kraton Performance Polymers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kraton Performance Polymers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 25, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of Kraton Performance Polymers, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 25, 2015

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,818	$175,872
Receivables, net of allowances of $245 and $315	107,432	129,356
Inventories of products	326,992	328,772
Inventories of materials and supplies	10,968	10,947
Deferred income taxes	7,247	7,596
Other current assets	24,521	20,665
Total current assets	530,978	673,208
Property, plant and equipment, less accumulated depreciation of $387,463 and $353,428	451,765	414,257
Intangible assets, less accumulated amortization of $88,939 and $78,784	49,610	57,488
Investment in unconsolidated joint venture	12,648	14,074
Debt issuance costs	7,153	9,213
Deferred income taxes	2,176	1,326
Other long-term assets	28,122	25,231
Total assets	$1,082,452	$1,194,797
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$87	$—
Accounts payable-trade	72,786	115,736
Other payables and accruals	50,888	54,539
Deferred income taxes	1,633	182
Due to related party	18,121	24,603
Total current liabilities	143,515	195,060
Long-term debt, net of current portion	351,785	350,989
Deferred income taxes	15,262	18,359
Other long-term liabilities	103,739	75,991
Total liabilities	614,301	640,399
Commitments and contingencies (note 11)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,831 shares issued and outstanding at December 31, 2014; 32,547 shares issued and outstanding at December 31, 2013	318	325
Additional paid in capital	361,342	363,590
Retained earnings	168,041	170,827
Accumulated other comprehensive loss	(99,218)	(21,252)
Total Kraton stockholders’ equity	430,483	513,490
Noncontrolling interest	37,668	40,908
Total equity	468,151	554,398
Total liabilities and equity	$1,082,452	$1,194,797

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenue	$1,230,433	$1,292,121	$1,423,122
Cost of goods sold	993,366	1,066,289	1,191,680
Gross profit	237,067	225,832	231,442
Operating expenses:
Research and development	31,370	32,014	31,011
Selling, general and administrative	104,209	105,558	98,555
Depreciation and amortization	66,242	63,182	64,554
Impairment of long-lived assets	4,731	—	5,434
Total operating expenses	206,552	200,754	199,554
Earnings of unconsolidated joint venture	407	530	530
Interest expense, net	24,594	30,470	29,303
Income (loss) before income taxes	6,328	(4,862)	3,115
Income tax expense (benefit)	5,118	(3,887)	19,306
Consolidated net income (loss)	1,210	(975)	(16,191)
Net loss attributable to noncontrolling interest	(1,209)	(357)	—
Net income (loss) attributable to Kraton	$2,419	$(618)	$(16,191)
Earnings (loss) per common share:
Basic	0.07	(0.02)	(0.50)
Diluted	0.07	(0.02)	(0.50)
Weighted average common shares outstanding:
Basic	32,163	32,096	31,939
Diluted	32,483	32,096	31,939

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2014	2013	2012
Net income (loss) attributable to Kraton	$2,419	$(618)	$(16,191)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(44,628)	(4,198)	(2,594)
Reclassification of loss on interest rate swap, net of tax of $0	—	837	—
Unrealized loss on interest rate swaps, net of tax of $0	—	—	(28)
Unrealized loss on net investment hedge, net of tax of $0	—	(490)	(2,335)
(Increase) decrease in benefit plans liability, net of tax of $0, $10,065, and $0	(33,338)	17,109	(11,935)
Other comprehensive income (loss), net of tax	(77,966)	13,258	(16,892)
Comprehensive income (loss) attributable to Kraton	(75,547)	12,640	(33,083)
Comprehensive loss attributable to noncontrolling interest	(3,240)	(722)	—
Consolidated comprehensive income (loss)	$(78,787)	$11,918	$(33,083)

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$321	$347,455	$187,636	$(17,618)	$517,794	$—	$517,794
Net loss	—	—	(16,191)	—	(16,191)	—	(16,191)
Other comprehensive loss	—	—	—	(16,892)	(16,892)	—	(16,892)
Exercise of stock options	2	931	—	—	933	—	933
Non-cash compensation related to equity awards	—	6,571	—	—	6,571	—	6,571
Balance at December 31, 2012	$323	$354,957	$171,445	$(34,510)	$492,215	$—	$492,215
Net loss	—	—	(618)	—	(618)	(357)	(975)
Other comprehensive income (loss)	—	—	—	13,258	13,258	(365)	12,893
Consolidation of variable interest entity	—	—	—	—	—	41,630	41,630
Exercise of stock options	2	739	—	—	741	—	741
Non-cash compensation related to equity awards	—	7,894	—	—	7,894	—	7,894
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	2,419	—	2,419	(1,209)	1,210
Other comprehensive loss	—	—	—	(77,966)	(77,966)	(2,031)	(79,997)
Retired treasury stock from employee tax withholdings	—	(704)	—	—	(704)	—	(704)
Retired treasury stock from share repurchases	(10)	(13,464)	(5,205)	—	(18,679)	—	(18,679)
Exercise of stock options	1	1,447	—	—	1,448	—	1,448
Non-cash compensation related to equity awards	2	10,473	—	—	10,475	—	10,475
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$1,210	$(975)	$(16,191)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,242	63,182	64,554
Amortization of debt premium	(164)	(153)	(108)
Amortization of debt issuance costs	2,223	7,389	2,986
(Gain) loss on property, plant and equipment	314	(52)	415
Impairment of long-lived assets	4,731	—	5,434
Impairment of spare parts inventory	430	—	—
Earnings from unconsolidated joint venture, net of dividends received	80	(108)	(130)
Deferred income tax expense (benefit)	(2,523)	(15,546)	9,948
Share-based compensation	10,475	7,894	6,571
Decrease (increase) in:
Accounts receivable	13,005	(1,158)	16,646
Inventories of products, materials and supplies	(15,883)	11,246	53,615
Other assets	(6,437)	179	(1,695)
Increase (decrease) in:
Accounts payable-trade	(35,368)	14,944	8,680
Other payables and accruals	(30)	934	(6,481)
Other long-term liabilities	(3,849)	3,384	(1,534)
Due to related party	(4,598)	14,296	3,623
Net cash provided by operating activities	29,858	105,456	146,333
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(66,398)	(69,143)	(65,006)
KFPC purchase of property, plant, and equipment	(44,277)	(11,937)	—
Purchase of software and other intangibles	(3,710)	(5,125)	(4,603)
Settlement of net investment hedge	—	(2,490)	(335)
Net cash used in investing activities	(114,385)	(88,695)	(69,944)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	39,000	40,000	101,250
Repayments of debt	(39,000)	(136,875)	(45,626)
Capital lease payments	(6,007)	(2,950)	—
Contribution from noncontrolling interest	—	41,630	—
Purchase of treasury stock	(19,383)	—	—
Proceeds from the exercise of stock options	1,448	741	933
Debt issuance costs	(485)	(4,794)	(3,156)
Net cash provided by (used in) financing activities	(24,427)	(62,248)	53,401
Effect of exchange rate differences on cash	(13,100)	(1,807)	4,797
Net increase (decrease) in cash and cash equivalents	(122,054)	(47,294)	134,587
Cash and cash equivalents, beginning of period	175,872	223,166	88,579
Cash and cash equivalents, end of period	$53,818	$175,872	$223,166
Supplemental disclosures
Cash paid during the period for income taxes, net of refunds received	$10,724	$8,885	$14,241
Cash paid during the period for interest, net of capitalized interest	$22,396	$23,543	$24,402
Capitalized interest	$3,198	$4,180	$2,648
Supplemental non-cash disclosures
Property, plant and equipment accruals	$5,375	$8,757	$7,512
Asset acquired through capital lease	$7,033	$2,950	$—

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized almost 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are highly-engineered, non-SBC synthetic substitutes for natural rubber and natural rubber latex. Our Cariflex products, which have not been found to contain the proteins present in natural rubber latex and are, therefore, not known to cause allergies, are used in applications such as surgical gloves and condoms. We believe the versatility of Cariflex products provide opportunities for new, high margin applications.
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt (“HiMA”) for high-performance paving applications;

•	NEXARTM family of membrane polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
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

Significant items subject to such estimates and assumptions include

•	the useful lives of fixed assets;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties and other contingencies.
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
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is to be adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense.
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
Contingencies. We are routinely involved in litigation, claims and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements. For loss contingencies, our accounting policy is to expense legal costs as incurred.
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
Disclosures about Fair Value of Financial Instruments. For cash and cash equivalents, receivables, accounts payable and certain accrued expenses, the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments and interest rate swap agreements, fair value is estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 605, “Revenue Recognition—Overall,” when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold.
We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably, as a reduction of revenue.
Research and Development Expenses. Research and development expenses are expensed as incurred.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (for employees only), non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards (including performance-based awards) as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering, we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 3 Share-Based Compensation to the consolidated financial statements.
Leases. Our leases entered into as of December 31, 2014 are classified as either operating or capital leases. A lease is deemed a capital lease when one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term, (2) the lease contains a bargain purchase option, (3) the lease term is 75% or more of the asset’s useful life, or (4) the net present value of minimum lease payments is equal to 90% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the lease payment schedule, and is offset by an asset purchased pursuant to the lease which is depreciated over the lesser of the lease term or the asset useful life, in accordance with our depreciation policy. For operating leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.
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

3. Share-Based Compensation

We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $10.3 million, $7.9 million and $6.6 million, net of tax effects of $0.2 million, $0.0 million, and $0.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses. At December 31, 2014, there was approximately $2.2 million of unrecognized compensation expense related to non-vested option awards to be recognized over a weighted-average period of 1.61 years, and $6.3 million of unrecognized compensation expense related to awards of restricted stock, restricted share units and performance share units expected to be recognized over a weighted-average period of 1.86 years.

Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Equity Plan and on May 25, 2011, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (to employees only), non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock unit awards, in addition to other equity or equity-based awards (including performance-based awards) as the compensation committee of our board, with respect to employees and independent contractors, and our full board, with respect to non-employee directors, determines from time to time.

Under the Equity Plan, there are a total of 4,350,000 shares of our common stock reserved for issuance. As of December 31, 2014 and 2013 there were 1,859,189 and 2,304,949 shares of our common stock available for issuance, respectively.

Stock Option Activity

Option activities for the year ended December 31, 2014 are as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	1,595	$23.56
Granted	158	27.98
Exercised	104	13.95
Forfeited	12	24.47
Expired	18	30.53
Outstanding at December 31, 2014	1,619	24.52
Exercisable at December 31, 2014	1,164	$24.35

We granted 158,118, 131,321 and 348,502 options to our employees during the years ended December 31, 2014, 2013 and 2012, respectively. These options have a ten year term and vest in equal installments over three years. The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 were $12.32, $12.30 and $13.23, respectively. There were 103,873, 52,971 and 65,352 options exercised during the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of the options exercised was $1.1 million, $0.5 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes additional information regarding the outstanding and exercisable options at December 31, 2014.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(in thousands)		(in thousands)	(in years)
Outstanding options	1,619	$24.52	$3,851	6.15
Exercisable options	1,164	$24.35	$3,365	5.57
________________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2014.
Weighted-Average Assumptions for Option Pricing

	2014	2013	2012
Risk-free interest rate	1.82%	1.01%	1.11%
Expected dividend yield	—%	—%	—%
Expected volatility	47.2%	55.0%	54.0%
Expected term	6.0 years	6.0 years	6.0 years

Since our equity interests were privately held prior to our initial public offering, we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity.

Restricted stock awards, Restricted share units and Performance share units

We may grant to certain employees time-vested restricted stock awards and time-vested restricted share units. In addition, we may grant performance share units, which vest after the achievement of performance criteria established at grant. Holders of restricted share units and performance share units do not have any beneficial ownership in the common stock underlying the restricted share units or performance share units, and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted share units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death / disability of the participant. The performance share units vest at the end of a three-year period assuming continued employment and assuming our company’s achievement of the performance measures established by our Compensation Committee when the performance share units were initially granted. When performance share units vest, a number of shares of common stock equal to 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We awarded 192,812, 203,027 and 116,982 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2014, 2013 and 2012, respectively. We issued 22,518, 26,424 and 19,394 shares of restricted stock to members of the board of directors during the years ended December 31, 2014, 2013 and 2012, respectively, which vested on the grant date. We granted 38,918 and 28,976 restricted share units and 90,186 and 67,585 performance share units to our employees during the years ended December 31, 2014 and 2013, respectively, which are subject to a three-year cliff vesting.

The following table represents the non-vested restricted stock awards, restricted share units and performance share units granted, vested and forfeited during 2014.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Non-vested shares at December 31, 2013	513	$27.05
Granted	344	26.33
Vested	133	34.36
Forfeited	33	24.38
Non-vested shares at December 31, 2014	691	$25.40
The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 pursuant to restricted stock awards, restricted share units and performance share units was $4.6 million, $0.9 million, and $1.2 million, respectively.

4. Detail of Certain Balance Sheet Accounts

	December 31,
	2014	2013
	(in thousands)
Inventories of products:
Finished products	$253,834	$246,758
Work in progress	5,552	5,384
Raw materials	67,606	76,630
Total inventories of products	$326,992	$328,772
Property, plant and equipment:
Land	$11,240	$11,191
Buildings	47,646	47,340
Plant and equipment	658,258	650,034
Construction in progress(1)	122,084	59,120
Property, plant and equipment	839,228	767,685
Less accumulated depreciation	387,463	353,428
Property, plant and equipment, net of accumulated depreciation	$451,765	$414,257
Intangible assets:
Technology	$44,979	$44,202
Customer relationships	35,145	35,145
Tradenames/trademarks	25,393	24,445
Software	33,032	32,480
Intangible assets	138,549	136,272
Less accumulated amortization:
Technology	32,835	29,870
Customer relationships	25,827	23,470
Tradenames/trademarks	17,127	15,488
Software	13,150	9,956
Total accumulated amortization	88,939	78,784
Intangible assets, net of accumulated amortization	$49,610	$57,488
________________________________________

(1)	Construction in progress includes $7.0 million and $4.5 million of assets financed with short term capital leases as of December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
	(in thousands)
Other payables and accruals:
Employee related	$16,156	$16,066
Interest payable	7,959	7,955
Other	26,773	30,518
Total other payables and accruals	$50,888	$54,539
Other long-term liabilities:
Pension and other postretirement benefits	$86,605	$57,924
Other	17,134	18,067
Total other long-term liabilities	$103,739	$75,991
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(21,870)	$22,758
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Benefit plans liability	(75,422)	(42,084)
Total accumulated other comprehensive loss	$(99,218)	$(21,252)
________________________________________
Aggregate depreciation expense for property, plant and equipment was approximately $54.5 million, $52.4 million and $54.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Aggregate amortization expense for intangible assets was approximately $11.2 million, $10.3 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(in thousands)
2015	$11,088
2016	$10,380
2017	$9,819
2018	$9,426
2019	$2,256

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

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. Restricted stock awards outstanding totaled 489,543, 416,662 and 248,097 at December 31, 2014, 2013 and 2012, respectively. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 491,698, 392,329 and 286,879 for the years ended December 31, 2014, 2013 and 2012, respectively. We withheld 27,173 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the year ended December 31, 2014. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.

Restricted share units in the amount of 95,055, 58,467 and 29,491 were outstanding at December 31, 2014, 2013 and 2012, respectively, including vested and non-vested restricted share units. Weighted average restricted share units of 84,658 are included in the computation of our diluted EPS for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, weighted average restricted share units of 52,784 and 29,491 are not included as a component of diluted EPS as they are anti-dilutive.

Performance share units in the amount of 137,206 and 67,585 were outstanding at December 31, 2014 and 2013, respectively. The computation of diluted EPS includes weighted average performance share units of 28,902 for the year ended December 31, 2014. The computation of diluted EPS excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 102,396 and 67,585 for the years ended December 31, 2014 and 2013, respectively.

Stock options in the amount of 1,619,091, 1,594,581 and 1,535,655 were outstanding at December 31, 2014, 2013 and 2012, respectively. The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. The number of stock options excluded from the computation was 1,001,198, 1,594,581 and 1,535,655 for the years ended December 31, 2014, 2013 and 2012, respectively.

The calculations of basic and diluted EPS are as follows:

	Year ended December 31, 2014
	Net Income attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$2,419	32,655
Amounts allocated to unvested restricted shares	(36)	(492)
Amounts available to common stockholders	$2,383	32,163	$0.07
Diluted:
Amounts allocated to unvested restricted shares	36	492
Non participating share units		114
Stock options added under the treasury stock method		206
Amounts reallocated to unvested restricted shares	(36)	(492)
Amounts available to stockholders and assumed conversions	$2,383	32,483	$0.07

	Year ended December 31, 2013
	Net Loss attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(618)	32,488
Amounts allocated to unvested restricted shares	7	(392)
Amounts available to common stockholders	$(611)	32,096	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	(7)	392
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	7	(392)
Amounts available to stockholders and assumed conversions	$(611)	32,096	$(0.02)

	Year ended December 31, 2012
	Net Loss attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(16,191)	32,226
Amounts allocated to unvested restricted shares	144	(287)
Amounts available to common stockholders	$(16,047)	31,939	$(0.50)
Diluted:
Amounts allocated to unvested restricted shares	(144)	287
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	144	(287)
Amounts available to stockholders and assumed conversions	$(16,047)	31,939	$(0.50)
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program through which we may repurchase outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We intend to finance the share repurchase program through a combination of cash and debt. We plan to repurchase shares of our common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations. Through December 31, 2014, we have repurchased a total of 998,080 shares of our common stock at an average price of $18.69 per share and a total cost of $18.6 million (excluding trading commissions). We are not obligated to acquire any specific number of shares of our common stock.

6. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2014	2013
	(in thousands)
6.75% unsecured notes	$350,825	$350,989
Capital lease obligation	1,047	—
Total debt	351,872	350,989
Less current portion of total debt	87	—
Long-term debt	$351,785	$350,989

Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility (the "U.S. Facility") and a $100.0 million Dutch senior secured revolving credit facility (the "Dutch Facility", and together with the U.S. Facility, the “Senior Secured Credit Facilities”). Borrowing under the Senior Secured Credit Facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security.

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

Borrowings under the U.S Facility (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.5% and (3) LIBOR plus 1.0%, or (b) a rate based on LIBOR, in each case plus an applicable margin. U.S. swingline loans shall bear interest at a base rate determined by reference to the greater of (1) the prime rate of Bank of America, N.A., (2) the federal funds rate plus 0.5% or (3) LIBOR plus 1.0%, in each case plus an applicable margin.

Borrowings under the Dutch Facility (other than swingline loans) bear interest at a rate equal to, at the applicable borrower’s option, either (a) a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded, or (b) a rate based on LIBOR, in each case plus an applicable margin. Dutch swingline loans bear interest at a fluctuating rate, with respect to Euros, Pounds Sterling and Dollars outside of the U.S. and Canada, equal to the rate announced by the European Central Bank and used as a base rate by the local branch of Bank of America in the jurisdiction in which such currency is funded.

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

As of December 31, 2014, our available borrowing capacity was $191.6 million of which $0.0 million was drawn. As of the date of this filing, our available borrowing capacity was $183.7 million, of which $0.0 million was drawn.

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
KFPC Loan Agreement. On July 17, 2014, KFPC executed the KFPC Loan Agreement in the amount of 5.5 billion NTD, or $173.1 million (converted at the December 31, 2014 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $135.0 million (converted at the December 31, 2014 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.1 million (converted at the December 31, 2014 exchange rate), to fund working capital requirements and/or general corporate purposes. As of December 31, 2014, no draws have been made on the KFPC Loan Agreement. The initial term of the KFPC Loan

Agreement is five years from the date of the first drawing of either tranche. To the extent that the first drawing has not occurred within six months from the date of the KFPC Loan Agreement, the term will be five years from expiration of this six-month period. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments with the first payment due upon the expiry of a thirty-month period commencing on the date of the first drawing of loans and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10.0% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50.0% of the outstanding principal amount. In the event the extension period is granted, the final 50.0% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50.0% of the indebtedness.

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2014, are as follows:

December 31:	Principal Payments
(in thousands)
2015	$87
2016	93
2017	98
2018	91
2019	350,097
Thereafter	581
Total debt	$351,047
See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for fair value information related to our long-term debt.

7. Debt Issuance Costs

We capitalize debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $9.5 million and $11.4 million (of which $2.3 million and $2.2 million were included in other current assets) as of December 31, 2014 and December 31, 2013, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.1 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. During the year ended December 31, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. We amortized $2.2 million, $2.4 million (which excludes the $5.1 million of accelerated amortization), and $3.0 million of debt issuance costs for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Retirement plan asset—current	Other current assets	272	272	—	—
Retirement plan asset—noncurrent	Other long-term assets	2,055	2,055	—	—
Total		$2,327	$2,327	$—	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Retirement plan asset—noncurrent	Other long-term assets	1,908	1,908
Total		$1,908	$1,908	$—	$—

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

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets that are measured at fair value on a nonrecurring basis. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels. See Note 9 Impairment and Restructuring Charges, for further discussion.

	Fair Value Measurements as of Reporting Date
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014	Total Impairment Charges
	(in thousands)
Long-lived assets	$—	$—	$723	$723	$4,731
Total	$—	$—	$723	$723	$4,731

For the year ended December 31, 2013 we determined that there was no impairment related to our long-lived assets.
The following table presents the carrying values and approximate fair values of our long-term debt as of December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,825	$358,750	$350,989	$369,250
Capital lease obligation (significant other observable inputs - level 2)	$1,047	$1,047	$—	$—

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

We did not have any interest rate swap agreements in effect during the year ended December 31, 2014.

Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” These hedges were effective in offsetting our exposure to the CAD, and therefore the $0.1 million gain on these hedges was offset by the $0.1 million loss on the exposure associated with the funding of our semi-works facility for the year ended December 31, 2013. Similarly, for the year ended December 31, 2012, the $0.1 million loss on these hedges was offset by the $0.1 million gain on the exposure to the CAD. We did not have any fair value hedges in place during the year ended December 31, 2014.

Net Investment Hedges. During 2012, we entered into a series of non-deliverable forward and foreign currency option contracts to protect our net investment in our European subsidiaries against adverse changes in exchange rates by fixing the U.S. dollar/Euro exchange rate. The notional amounts of these contracts ranged from €50.0 million to €100.0 million with all contracts expiring after thirty days. In June 2013, we entered into a TWD 450.0 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. These contracts qualify for hedge accounting and were designated as net investment hedges in accordance with ASC 815-35 “Net Investment Hedges.” For the years ended December 31, 2013 and 2012, we recorded in accumulated other comprehensive loss an aggregate $0.5 million and $2.3 million loss related to the settlement of the effective portion of these contracts, respectively. We did not have any net investment hedges in place during the year ended December 31, 2014.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the years ended December 31, 2014, 2013, and 2012, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the years ended December 31, 2014, 2013, and 2012, we recorded an aggregate loss of $6.5 million and $1.8 million and an aggregate gain of $1.6 million, respectively, which are recorded in cost of goods sold. In all periods, these contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.

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

9. Impairment and Restructuring Charges

During 2014, we determined that we had impaired long-lived assets and, as a result, recorded pre-tax impairment charges of $4.7 million. Of this amount, $2.4 million related to engineering and design assets for projects we determined were no longer economically viable; $1.4 million related to information technology and office assets associated with fourth quarter 2014 restructuring activities; and $0.9 million related to other long-lived assets. The $5.4 million carrying value of these long-lived assets was reduced to fair market value of $0.7 million. We used internally developed assumptions in determining the fair value of these long-lived assets, which are classified within level 3 of the fair value hierarchy.

During 2012, we recorded pre-tax impairment charges aggregating $5.4 million, of which $3.4 million was associated with the Asia HSBC facility and $2.0 million was associated with other long-lived assets. The $18.1 million carrying value of the long-lived assets was reduced to fair market value of $12.7 million.
For the years ended December 31, 2014, 2013, and 2012, restructuring and restructuring-related expenses amounted to $3.0 million, $0.8 million and $1.4 million, respectively. Restructuring expenses for 2014 were comprised of severance expenses of $2.5 million and $0.4 million of other restructuring related costs, which are recorded primarily in selling, general and administrative expenses.

10. Income Taxes
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.
Our income tax provision was a $5.1 million expense, a $3.9 million benefit, and a $19.3 million expense for the years ended December 31, 2014, 2013 and 2012, respectively. Our effective tax rates for the years ended December 31, 2014, 2013 and 2012 were an 80.9% expense, a 79.9% benefit and a 619.8% expense, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. Excluding the change in our valuation allowance, our effective tax rates would have been a 229.0% expense, an 81.4% benefit, and a 366.1% benefit for the years ended December 31, 2014, 2013 and 2012, respectively.
The provision for income taxes is comprised of the following:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Current tax provision (benefit):
U.S.	$550	$(49)	$(50)
Foreign	7,091	11,708	9,408
Total current tax provision	7,641	11,659	9,358
Deferred tax provision (benefit):
U.S.	—	(10,065)	9,211
Foreign	(2,523)	(5,481)	737
Total deferred tax provision (benefit)	(2,523)	(15,546)	9,948
Total income tax expense (benefit)	$5,118	$(3,887)	$19,306
Income (loss) before income taxes is comprised of the following:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes:
U.S.	$8,391	$(39,445)	$(46,930)
Foreign	(2,063)	34,583	50,045
Total income (loss) before income taxes	$6,328	$(4,862)	$3,115

The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Income taxes at the statutory rate	$2,215	$(1,702)	$1,090
Foreign tax rate differential	11,777	(4,278)	(20,931)
State taxes, net of federal benefit	140	(285)	2,010
Permanent differences	182	1,145	1,158
Deferred adjustments	—	—	2,847
Tax credits	(535)	—	92
Alternative minimum tax	541	—	—
Uncertain tax positions	(429)	1,020	2,214
Valuation allowance	(9,370)	72	30,709
Other	597	141	117
Income tax expense (benefit)	$5,118	$(3,887)	$19,306

	Years ended December 31,
	2014	2013	2012
Income taxes at the statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	186.1	88.0	(671.9)
State taxes, net of federal benefit	2.2	5.9	64.5
Permanent differences	2.9	(23.6)	37.2
Deferred adjustments	—	—	91.4
Tax credits	(8.5)	—	3.0
Alternative minimum tax	8.5	—	—
Uncertain tax positions	(6.7)	(21.0)	71.1
Valuation allowance	(148.1)	(1.5)	985.8
Other	9.5	(2.9)	3.7
Effective tax rate	80.9%	79.9%	619.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$106,944	$121,644
Inventory	7,116	7,308
Benefit plans accrual	28,042	15,961
Other accruals and reserves	18,694	17,975
	160,796	162,888
Valuation allowance for deferred tax assets	(90,433)	(89,994)
Total deferred tax assets	$70,363	$72,894
Deferred tax liabilities:
Property, plant and equipment	$(74,363)	$(75,467)
Intangible assets	(3,472)	(7,046)
Total deferred tax liabilities	(77,835)	(82,513)
Net deferred tax liabilities	$(7,472)	$(9,619)

	December 31
	2014	2013
	(in thousands)
Net deferred tax liabilities consist of:
Current deferred tax assets	$7,247	$7,596
Non-current deferred tax assets	2,176	1,326
Current deferred tax liabilities	(1,633)	(182)
Non-current deferred tax liabilities	(15,262)	(18,359)
Net deferred tax liabilities	$(7,472)	$(9,619)
As of December 31, 2014, we had $305.4 million of net operating loss carryforwards, of which $58.7 million relates to foreign jurisdictions and $246.7 million relates to the United States, which will expire beginning in 2024 through 2033, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 and December 31, 2013, a valuation allowance of $90.4 million and $90.0 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $0.4 million in 2014, which includes a $9.8 million increase related to changes in other comprehensive income (loss), partially offset by a $9.4 million decrease to the income tax provision. The $9.4 million is comprised of $7.6 million related to current year operating income and $1.8 million related to the assessment of our ability to utilize net operating loss carryforwards in future periods. We decreased our valuation allowance by $0.4 million in 2013, which includes a $0.5 million decrease due to changes in other comprehensive income (loss), partially offset by a $0.1 million increase to the income tax provision. The $0.1 million is comprised of $10.2 million related to current year operating losses, offset by a $10.1 million benefit related to the tax effect of unrealized pension gains. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.
For the period ending December 31, 2014, the unremitted earnings of our foreign subsidiaries are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

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
As of December 31, 2014 and December 31, 2013, we had $4.7 million and $6.4 million, respectively, of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. For the years ending December 31, 2014, 2013 and 2012, we recorded $0.1 million, $0.4 million and $0.2 million in interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2014 and December 31, 2013, we had $0.6 million of penalties and interest included in the total unrecognized tax benefits. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
The following presents a rollforward of our unrecognized tax benefits including associated interest and penalties.

	December 31
	2014	2013
	(in thousands)
Balance at January 1	$6,423	$5,056
Increase in current year tax positions	432	622
Increase in prior year tax positions	320	745
Decrease in prior year tax positions	(743)	—
Lapse of statute of limitations	(255)	—
Settlements	(1,514)	—
Balance at December 31	$4,663	$6,423

11. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2014, are as follows: 2015—$15.5 million; 2016—$11.7 million; 2017—$7.1 million; 2018—$4.2 million; 2019—$3.7 million; and 2020 and thereafter—$5.3 million. For the years ended December 31, 2014, 2013, and 2012, we recorded $18.7 million, $11.2 million, and $12.8 million in rent expense, respectively.
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
Our Paulinia, Brazil, and Belpre, Ohio, facilities are subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at those facilities. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from those sites. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facilities that arise from conditions existing prior to the closing.
In the first quarter of 2014, we experienced weather-related downtime at our Belpre, Ohio facility. In addition, our facility in Berre, France, experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $10.3 million of net costs in the year ended December 31, 2014 associated with these two events.
We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2014, 2013, and 2012.
(c) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	2014	2013
	(in thousands)
Beginning balance	$10,497	$9,837
Accretion expense	533	505
Obligations settled	(95)	—
Foreign currency translation	(541)	155
Ending balance	$10,394	$10,497

For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we recorded a $3.1 million receivable from Shell Chemicals pursuant to the indemnity included in the February 2001 separation agreement.
(d) Legal Proceedings
We received notice from the tax authorities in Brazil assessing R$6.1 million or $2.3 million (converted at the December 31, 2014 exchange rate) in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
On January 28, 2014, we executed a definitive agreement (the “Combination Agreement”) to combine with the styrenic block copolymer (“SBC”) operations of Taiwan-based LCY Chemical Corp. (“LCY”). The Combination Agreement called for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that our existing stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.
On June 30, 2014, we notified LCY that our Board of Directors intended to withdraw its recommendation to our stockholders to approve the Combination Agreement unless the parties could agree upon mutually acceptable revised terms to the Combination Agreement. This notice cited the decline in operating results for LCY’s SBC business in the first quarter of 2014 and a related decline in forecasted results thereafter, together with the decline in our stock price and negative reactions from our stockholders. Following our notification of our Board’s intention to change its recommendation, the parties engaged in discussions to determine whether they could mutually agree to changes to the terms of the Combination Agreement that would enable our Board to continue to recommend that our stockholders approve the Combination Agreement. The parties engaged in numerous discussions subsequent to June 30, 2014 regarding possible revisions to the terms of the Combination Agreement.
On July 31, 2014, an explosion occurred in a pipeline owned by LCY in Kaohsiung, Taiwan, causing substantial property damage and loss of life, and numerous governmental and private investigations and claims have been initiated and asserted against LCY. On August 4, 2014, LCY notified us that it would no longer negotiate, and it would not agree to, any revisions to the terms of the Combination Agreement.  On August 6, 2014, our Board withdrew its recommendation that our stockholders approve the Combination Agreement. On August 8, 2014, we received notice from LCY that LCY had exercised its right to terminate the Combination Agreement.
The provisions of the Combination Agreement provide for us to pay LCY a $25.0 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of our Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25.0 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25.0 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee.  While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.
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

12. Employee Benefits
(a) U.S. Retirement Benefit Plan. We have a U.S. noncontributory defined benefit pension plan (“Pension Plan”) which covers all salaried and hourly wage employees in the United States who were employed by us on or before December 31, 2005. Employees who began their employment with us after December 31, 2005 are not covered by our Pension Plan. The benefits under the Pension Plan are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits.
The 2014 measurement date of the Pension Plan’s assets and obligations was December 31, 2014. Based on the funded status of our Pension Plan as of December 31, 2014 and 2013, we reported an increase in our accumulated other comprehensive loss of approximately $28.6 million and a decrease of $22.4 million, respectively, and a related change in accrued pension obligations.

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$122,222	$133,727
Service cost	2,800	3,332
Interest cost	6,171	5,506
Benefits paid	(4,170)	(3,641)
Actuarial (gain) / loss	31,862	(16,702)
Benefit obligation at end of year	$158,885	$122,222
Change in plan assets:
Fair value at beginning of year	$92,709	$81,364
Actual return on plan assets	9,053	8,776
Employer contributions	7,200	6,210
Benefits paid	(4,170)	(3,641)
Fair value at end of year	$104,792	$92,709
Funded status at end of year	$(54,093)	$(29,513)
Amounts recognized on balance sheet:
Noncurrent liabilities	$(54,093)	$(29,513)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—
Net actuarial loss	52,666	24,021
Amounts recognized in accumulated other comprehensive loss	$52,666	$24,021
The accumulated benefit obligation for the Pension Plan was $145.1 million and $112.7 million at December 31, 2014, and 2013, respectively.
Estimated Future Benefit Payments.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2015	$4,714
2016	4,986
2017	5,344
2018	5,702
2019	6,124
Years 2020-2024	37,303
$64,173

Net periodic pension costs consist of the following components:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Service cost benefits earned during the period	$2,800	$3,332	$3,130
Interest on prior year’s projected benefit obligation	6,171	5,506	5,510
Expected return on plan assets	(7,677)	(6,608)	(5,936)
Amortization of net actuarial loss	1,841	3,576	2,617
Net periodic pension costs	$3,135	$5,806	$5,321

Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2014	2013
Weighted average assumptions used to determine benefit obligations:
Measure date	12/31/2014	12/31/2013
Discount rate	4.12%	5.02%
Rates of increase in salary compensation level	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.02%	4.21%
Rates of increase in salary compensation level	3.00%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
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
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plan. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. The plan’s strategic target allocation as of December 31, 2014 was 50.0% equity, 30.0% debt and 20.0% consisting of real estate funds, hedge funds and commodity funds. The latter was assumed to behave similar to debt securities and therefore we included this 20.0% asset allocation as bonds in the model. Our investment policy is reviewed from time to time to ensure consistency with our long term objective.
Our Pension Plan asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2014	2013
Equity securities	61.7%	57.6%
Debt securities	28.8%	33.8%
Real estate	3.0%	4.0%
Other	6.5%	4.6%
Total	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2014 and 2013.
The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:

•	Common/Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.

•	Mutual Funds, Real Estate Funds and Other Funds: Valued at the net asset value of shares held at year end as quoted in the active market.
A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2 and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2014
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$529	$529	$—	$—
Common/Collective Trust Funds(a):
Equity Funds	35,864	—	35,864	—
Debt Funds	21,155	—	21,155	—
Mutual Funds:
Equity Funds	28,815	28,815	—	—
Debt Funds	9,009	9,009	—	—
Real Estate	3,106	3,106	—	—
Other	6,314	6,314	—	—
Total	$104,792	$47,773	$57,019	$—

	Pension Plan Assets Fair Value Measurements at December 31, 2013
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$472	$472	$—	$—
Common/Collective Trust Funds(a):
Equity Funds	30,547	—	30,547	—
Debt Funds	19,094	—	19,094	—
Mutual Funds:
Equity Funds	22,899	22,899	—	—
Debt Funds	12,262	12,262	—	—
Real Estate	3,668	3,668	—	—
Other	3,767	3,767	—	—
Total	$92,709	$43,068	$49,641	$—
__________________________________________

(a)	Strategies are generally to invest in equity or debt securities, or a combination thereof, that match or outperform certain predefined indices.
(b) Other Retirement Benefit Plans. Certain employees were eligible to participate in a non-qualified defined benefit restoration plan (“BRP”) which was intended to restore certain benefits under the Pension Plan in the United States and the Kraton Savings Plan in the United States, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.
On November 26, 2014, the Company terminated the BRP effective November 30, 2014. As a result of this termination, future benefit accruals were eliminated in the BRP and the lump sum amount payable to each participant was determined with an anticipated payment date in December 2015. As such, a curtailment event was recognized at December 1, 2014 resulting in a curtailment expense of $0.4 million.
For the years ended December 31, 2014, 2013, and 2012, we made contributions related to the BRP of $0.1 million, $0.0 million, and $1.6 million, respectively. As of December 31, 2014, $2.2 million was recognized as a component of other current liabilities and as of December 31, 2013, $1.3 million was recognized as a component of other long-term liabilities.
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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year and the 2014 measurement date of the plans’ assets and obligations was December 31, 2014. We are also required to recognize as a component of accumulated other comprehensive loss the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2014 and 2013, we reported an increase in our accumulated other comprehensive loss of approximately $4.1 million and a decrease of $3.9 million, respectively, and a related change in accrued pension obligations.
Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$26,893	$29,437
Service cost	498	557
Interest cost	1,275	1,155
Benefits and expenses paid (premiums)	(767)	(1,052)
Actuarial (gain) loss	4,545	(3,204)
Benefit obligation at end of period	$32,444	$26,893
Reconciliation of plan assets(1):
Employer contributions	$767	$1,052
Benefits paid	(767)	(1,052)
	$—	$—
Funded status at end of year	$(32,444)	$(26,893)
___________________________________________

(1)
Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $9.9 million and $9.0 million as our estimate of the present value of this commitment as of December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
	(in thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,320)	$(1,173)
Noncurrent liabilities	(31,124)	(25,720)
	$(32,444)	$(26,893)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$—	$—
Net actuarial loss	11,684	7,554
	$11,684	$7,554

Net periodic benefit costs consist of the following components:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Service cost	$498	$557	$493
Interest cost	1,275	1,155	1,206
Amortization of net actuarial loss	416	708	566
Net periodic benefit costs	$2,189	$2,420	$2,265

	December 31,
	2014	2013
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2014	12/31/2013
Discount rate	4.02%	4.86%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.86%	4.02%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2014	2013
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the postretirement benefit plan.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$26	$(34)
Effect on postretirement benefit obligation	$560	$(693)
(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions, subject to annual dollar limitations set forth in the Internal Revenue Code. Under this plan, we have two types of employer contributions:
(1) For our standard contributions, we make matching contributions of 50.0% of the first 6.0% contributed by the employee after completing one year of service, and we make matching contributions of 100.0% of the first 6.0% contributed by the employee after completing five years of service.
(2) For our enhanced contributions, we make employer contributions of 3.0% for employees who have less than five years of service and a 4.0% contribution for employees who have five or more years of service.
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2014, 2013, and 2012, were $4.0 million, $3.7 million, and $3.4 million, respectively.

13. Industry Segment and Foreign Operations
We operate in one segment for the manufacturing and marketing of engineered polymers. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who regularly reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products, all financial segment and product group information required by ASC 280 can be found in the consolidated financial statements.
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue for the years ended December 31,
	2014	2013	2012
	(in thousands)
Performance Products	$678,930	$762,939	$850,762
Specialty Polymers	412,435	412,009	464,260
Cariflex	138,596	116,003	105,898
Other	472	1,170	2,202
	$1,230,433	$1,292,121	$1,423,122
During the years ended December 31, 2014, 2013, and 2012, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Following is a summary of revenue by geographic region:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
United States	$380,620	$399,547	$466,496
Germany	163,065	172,625	191,636
Japan	83,193	81,056	89,131
China	80,219	72,103	76,283
Thailand	53,667	42,402	40,959
Brazil	49,944	55,549	49,735
Belgium	43,748	39,825	45,599
France	41,878	47,443	48,352
United Kingdom	33,610	36,736	37,993
Italy	33,315	43,321	44,490
Malaysia	27,175	26,353	19,208
Netherlands	25,384	29,146	32,110
Sweden	17,961	17,269	17,467
Taiwan	17,914	17,182	19,914
Mexico	16,447	17,710	13,188
Canada	15,466	16,187	18,856
South Korea	15,442	12,923	15,489
Argentina	14,453	15,672	14,833
Austria	12,855	12,863	16,811
Turkey	12,463	23,403	29,777
Poland	9,310	13,751	21,945
All other countries	82,304	99,055	112,850
	$1,230,433	$1,292,121	$1,423,122

Following is a summary of long-lived assets by geographic region:

	December 31,
	2014	2013
	(in thousands)
Long-lived assets, at cost:
United States	$495,313	$453,157
France	115,987	123,804
Brazil	71,970	76,524
Germany	60,022	64,258
Taiwan	56,994	12,935
Netherlands	29,838	27,865
China	7,273	7,226
Japan	1,637	1,696
All other countries	194	220
	$839,228	$767,685

14. Related Party Transactions
We own a 50.0% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $40.3 million, $50.7 million, and $48.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

15. Variable Interest Entity
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2014 and 2013 for KFPC before intercompany eliminations. See Note 6 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2014	December 31, 2013
	(In thousands)
Cash and cash equivalents	$7,993	$66,816
Other current assets	2,533	256
Property, plant and equipment	56,904	12,912
Intangible assets	9,579	10,094
Other long-term assets	1,098	462
Total assets	$78,107	$90,540
Current liabilities	2,771	8,724
Total liabilities	$2,771	$8,724

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2014
(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$646	$5,881	$47,291	$—	$53,818
Receivables, net of allowances	—	553	37,266	69,613	—	107,432
Inventories of products	—	35	201,146	125,811	—	326,992
Inventories of materials and supplies	—	—	9,092	1,876	—	10,968
Deferred income taxes	—	—	3,566	3,681	—	7,247
Other current assets	—	5,317	931	18,273	—	24,521
Total current assets	—	6,551	257,882	266,545	—	530,978
Property, plant and equipment, less accumulated depreciation	—	46,081	248,220	157,464	—	451,765
Intangible assets, less accumulated amortization	—	45,356	4,000	254	—	49,610
Investment in consolidated subsidiaries	529,701	1,382,584	—	—	(1,912,285)	—
Investment in unconsolidated joint venture	—	813	—	11,835	—	12,648
Debt issuance costs	—	4,674	1,297	1,182	—	7,153
Deferred income taxes	—	428	—	1,748	—	2,176
Other long-term assets	—	6,384	591,841	85,520	(655,623)	28,122
Total assets	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	—	—	87	—	—	87
Accounts payable-trade	—	637	30,332	41,817	—	72,786
Other payables and accruals	—	21,913	14,017	14,958	—	50,888
Deferred income taxes	—	—	—	1,633	—	1,633
Due to related party	—	—	—	18,121	—	18,121
Total current liabilities	—	22,550	44,436	76,529	—	143,515
Long-term debt, net of current portion	—	350,825	960	—	—	351,785
Deferred income taxes	—	8,443	3,566	3,253	—	15,262
Other long-term liabilities	—	582,462	93,191	83,709	(655,623)	103,739
Total liabilities	$—	$964,280	$142,153	$163,491	$(655,623)	$614,301
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	318	—	—	—	—	318
Additional paid in capital	361,342	—	—	—	—	361,342
Member’s equity	—	529,701	1,030,294	352,290	(1,912,285)	—
Retained earnings	168,041	—	—	—	—	168,041
Accumulated other comprehensive loss	—	(1,110)	(69,207)	(28,901)	—	(99,218)
Kraton stockholders’ and member’s equity	529,701	528,591	961,087	323,389	(1,912,285)	430,483
Noncontrolling interest	—	—	—	37,668	—	37,668
Total stockholders’ and member’s equity	529,701	528,591	961,087	361,057	(1,912,285)	468,151
Total liabilities and stockholders’ and member’s equity	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2013
(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,792	$164,080	$—	$175,872
Receivables, net of allowances	—	80	45,971	83,305	—	129,356
Inventories of products	—	—	176,823	151,949	—	328,772
Inventories of materials and supplies	—	—	8,898	2,049	—	10,947
Deferred income taxes	—	—	3,952	3,644	—	7,596
Other current assets	—	2,071	1,541	17,053	—	20,665
Total current assets	—	2,151	248,977	422,080	—	673,208
Property, plant and equipment, less accumulated depreciation	—	47,157	241,650	125,450	—	414,257
Intangible assets, less accumulated amortization	—	34,208	23,280	—	—	57,488
Investment in consolidated subsidiaries	534,742	1,325,811	—	—	(1,860,553)	—
Investment in unconsolidated joint venture	—	813	—	13,261	—	14,074
Debt issuance costs	—	6,000	1,874	1,339	—	9,213
Deferred income taxes	—	536	—	790	—	1,326
Other long-term assets	—	612	563,305	108,393	(647,079)	25,231
Total assets	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Accounts payable-trade	—	104	48,259	67,373	—	115,736
Other payables and accruals	—	7,875	25,970	20,694	—	54,539
Due to related party	—	—	—	24,603	—	24,603
Deferred income taxes	—	—	—	182	—	182
Total current liabilities	—	7,979	74,229	112,852	—	195,060
Long-term debt, net of current portion	—	350,989	—	—	—	350,989
Deferred income taxes	—	10,553	3,953	3,853	—	18,359
Other long-term liabilities	—	513,560	64,394	145,116	(647,079)	75,991
Total liabilities	—	883,081	142,576	261,821	(647,079)	640,399
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	325	—	—	—	—	325
Additional paid in capital	363,590	—	—	—	—	363,590
Member’s equity	—	534,742	972,485	353,326	(1,860,553)	—
Retained earnings	170,827	—	—	—	—	170,827
Accumulated other comprehensive income (loss)	—	(535)	(35,975)	15,258	—	(21,252)
Kraton stockholders’ and member’s equity	534,742	534,207	936,510	368,584	(1,860,553)	513,490
Noncontrolling interest	—	—	—	40,908	—	40,908
Total stockholders’ and member’s equity	534,742	534,207	936,510	409,492	(1,860,553)	554,398
Total liabilities and stockholders’ and member’s equity	$534,742	$1,417,288	$1,079,086	$671,313	$(2,507,632)	$1,194,797
_______________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2014
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$626,791	$773,091	$(169,449)	$1,230,433
Cost of goods sold	—	11,146	506,932	644,737	(169,449)	993,366
Gross profit	—	(11,146)	119,859	128,354	—	237,067
Operating expenses
Research and development	—	10,997	2,666	17,707	—	31,370
Selling, general and administrative	—	10,989	400	92,820	—	104,209
Depreciation and amortization	—	22,515	29,728	13,999	—	66,242
Impairment of long-lived assets	—	1,407	3,324	—	—	4,731
Total operating expenses	—	45,908	36,118	124,526	—	206,552
Earnings in consolidated subsidiaries	1,210	81,126	—	—	(82,336)	—
Earnings of unconsolidated joint venture	—	—	—	407	—	407
Interest expense (income), net	—	24,864	(179)	(91)	—	24,594
Income (loss) before income taxes	1,210	(792)	83,920	4,326	(82,336)	6,328
Income tax expense (benefit)	—	(2,002)	550	6,570	—	5,118
Consolidated net income (loss)	1,210	1,210	83,370	(2,244)	(82,336)	1,210
Net loss attributable to noncontrolling interest	—	—	—	(1,209)	—	(1,209)
Net income (loss) attributable to Kraton	$1,210	$1,210	$83,370	$(1,035)	$(82,336)	$2,419
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$635,456	$812,412	$(155,747)	$1,292,121
Cost of goods sold	—	1,988	511,220	708,828	(155,747)	1,066,289
Gross profit (loss)	—	(1,988)	124,236	103,584	—	225,832
Operating expenses
Research and development	—	—	17,372	14,642	—	32,014
Selling, general and administrative	—	154	73,202	32,202	—	105,558
Depreciation and amortization	—	16,317	32,049	14,816	—	63,182
Total operating expenses	—	16,471	122,623	61,660	—	200,754
Earnings (loss) in consolidated subsidiaries	(975)	58,772	—	—	(57,797)	—
Earnings of unconsolidated joint venture	—	—	—	530	—	530
Interest expense (income), net	—	43,477	(14,490)	1,483	—	30,470
Income (loss) before income taxes	(975)	(3,164)	16,103	40,971	(57,797)	(4,862)
Income tax expense (benefit)	—	(2,189)	(10,114)	8,416	—	(3,887)
Consolidated net income (loss)	$(975)	$(975)	$26,217	$32,555	$(57,797)	$(975)
Net loss attributable to noncontrolling interest	$—	$—	$—	$(357)	$—	$(357)
Net income (loss) attributable to Kraton	$(975)	$(975)	$26,217	$32,912	$(57,797)	$(618)
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2012
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$708,666	$870,810	$(156,354)	$1,423,122
Cost of goods sold	—	(1,696)	596,078	753,652	(156,354)	1,191,680
Gross profit	—	1,696	112,588	117,158	—	231,442
Operating expenses
Research and development	—	—	19,024	11,987	—	31,011
Selling, general and administrative	—	54	68,320	30,181	—	98,555
Depreciation and amortization	—	16,317	34,860	13,377	—	64,554
Impairment of long-lived assets	—	—	5,434	—	—	5,434
Total operating expenses	—	16,371	127,638	55,545	—	199,554
Earnings (loss) in consolidated subsidiaries	(16,191)	33,451	—	—	(17,260)	—
Earnings of unconsolidated joint venture	—	—	—	530	—	530
Interest expense (income), net	—	38,405	(15,111)	6,009	—	29,303
Income (loss) before income taxes	(16,191)	(19,629)	61	56,134	(17,260)	3,115
Income tax expense (benefit)	—	(3,438)	10,289	12,455	—	19,306
Net income (loss) attributable to Kraton	(16,191)	(16,191)	(10,228)	43,679	(17,260)	(16,191)
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year ended December 31, 2014
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$1,210	$1,210	$83,370	$(1,035)	$(82,336)	$2,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	—	(575)	—	(44,053)	—	(44,628)
Increase in benefit plans liability, net of tax of $0	—	—	(33,232)	(106)	—	(33,338)
Other comprehensive loss, net of tax	—	(575)	(33,232)	(44,159)	—	(77,966)
Comprehensive income (loss) attributable to Kraton	1,210	635	50,138	(45,194)	(82,336)	(75,547)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(3,240)	—	(3,240)
Consolidated comprehensive income (loss)	$1,210	$635	$50,138	$(48,434)	$(82,336)	$(78,787)
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(975)	$(975)	$26,217	$32,912	$(57,797)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	(4)	—	(4,194)	—	(4,198)
Reclassification of loss on interest rate swap, net of tax of $0	—	837	—	—	—	837
Unrealized loss on net investment hedge, net of tax of $0	—	(189)	—	(301)	—	(490)
(Increase) decrease in benefit plans liability, net of tax of $10,065	—	—	17,112	(3)	—	17,109
Other comprehensive income (loss), net of tax	—	644	17,112	(4,498)	—	13,258
Comprehensive income (loss) attributable to Kraton	(975)	(331)	43,329	28,414	(57,797)	12,640
Comprehensive loss attributable to noncontrolling interest	—	—	—	(722)	—	(722)
Consolidated comprehensive income (loss)	$(975)	$(331)	$43,329	$27,692	$(57,797)	$11,918
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year ended December 31, 2012
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(16,191)	$(16,191)	$(10,228)	$43,679	$(17,260)	$(16,191)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	263	—	(2,857)	—	(2,594)
Unrealized loss on interest rate swap, net of tax of $0	—	(28)	—	—	—	(28)
Unrealized loss on net investment hedge, net of tax of $0	—	(2,335)	—	—	—	(2,335)
(Increase) decrease in benefit plans liability, net of tax of $0	—	—	(12,088)	153	—	(11,935)
Other comprehensive loss, net of tax	—	(2,100)	(12,088)	(2,704)	—	(16,892)
Consolidated comprehensive income (loss)	$(16,191)	$(18,291)	$(22,316)	$40,975	$(17,260)	$(33,083)
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2014
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(8,744)	$81,969	$(43,367)	$—	$29,858
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	31,959	—	—	(31,959)	—
Kraton purchase of property, plant and equipment	—	(1,628)	(49,210)	(15,560)	—	(66,398)
KFPC purchase of property, plant and equipment	—	—	—	(44,277)	—	(44,277)
Purchase of software and other intangibles	—	(3,710)	—	—	—	(3,710)
Net cash provided by (used in) investing activities	—	26,621	(49,210)	(59,837)	(31,959)	(114,385)
Cash flows used in financing activities:
Proceeds from debt	—	—	39,000	—	—	39,000
Repayments of debt	—	—	(39,000)	—	—	(39,000)
Capital lease payments	—	—	(6,007)	—	—	(6,007)
Purchase of treasury stock	(19,383)	—	—	—	—	(19,383)
Cash contribution from member	—	(18,679)	(704)	—	19,383	—
Cash distribution to member	17,935	1,448	—	—	(19,383)	—
Proceeds from the exercise of stock options	1,448	—	—	—	—	1,448
Debt issuance costs	—	—	—	(485)	—	(485)
Payments on intercompany loans	—	—	(31,959)	—	31,959	—
Net cash used in financing activities	—	(17,231)	(38,670)	(485)	31,959	(24,427)
Effect of exchange rate differences on cash	—	—	—	(13,100)	—	(13,100)
Net increase (decrease) in cash and cash equivalents	—	646	(5,911)	(116,789)	—	(122,054)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$646	$5,881	$47,291	$—	$53,818
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$29,662	$(46,569)	$122,363	$—	$105,456
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	68,962	—	—	(68,962)	—
Kraton purchase of property, plant and equipment	—	—	(40,048)	(29,095)	—	(69,143)
KFPC purchase of property, plant and equipment	—	—	—	(11,937)	—	(11,937)
Purchase of software and other intangibles	—	—	(5,125)	—	—	(5,125)
Settlement of net investment hedge	—	(2,490)	—	—	—	(2,490)
Net cash provided by (used in) investing activities	—	66,472	(45,173)	(41,032)	(68,962)	(88,695)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	40,000	—	—	40,000
Repayments of debt	—	(96,875)	(40,000)	—	—	(136,875)
Capital lease payments	—	—	(2,950)	—	—	(2,950)
Cash contribution from member	—	741	(741)	—	—	—
Cash distribution to member	(741)	—	741	—	—	—
Contribution from noncontrolling interest	—	—	—	41,630	—	41,630
Proceeds from the exercise of stock options	741	—	—	—	—	741
Debt issuance costs	—	—	(3,310)	(1,484)	—	(4,794)
Proceeds from (payments on) intercompany loans	—	—	28,891	(97,853)	68,962	—
Net cash provided by (used in) financing activities	—	(96,134)	22,631	(57,707)	68,962	(62,248)
Effect of exchange rate differences on cash	—	—	—	(1,807)	—	(1,807)
Net increase (decrease) in cash and cash equivalents	—	—	(69,111)	21,817	—	(47,294)
Cash and cash equivalents, beginning of period	—	—	80,903	142,263	—	223,166
Cash and cash equivalents, end of period	$—	$—	$11,792	$164,080	$—	$175,872
_____________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2012
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(46,544)	$99,059	$93,818	$—	$146,333
Cash flows used in investing activities:
Repayments of intercompany loans	—	(6,522)	—	—	6,522	—
Purchase of property, plant and equipment	—	—	(51,516)	(13,490)	—	(65,006)
Purchase of software and other intangibles	—	—	(4,603)	—	—	(4,603)
Settlement of net investment hedge	—	(335)	—	—	—	(335)
Net cash used in investing activities	—	(6,857)	(56,119)	(13,490)	6,522	(69,944)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	101,250	—	—	—	101,250
Repayments of debt	—	(45,626)	—	—	—	(45,626)
Cash contribution from member	—	933	—	—	(933)	—
Cash distribution to member	(933)	—	—	—	933	—
Proceeds from the exercise of stock options	933	—	—	—	—	933
Debt issuance costs	—	(3,156)	—	—	—	(3,156)
Proceeds from (payments on) intercompany loans	—	—	31,933	(25,411)	(6,522)	—
Net cash provided by (used in) financing activities	—	53,401	31,933	(25,411)	(6,522)	53,401
Effect of exchange rate differences on cash	—	—	—	4,797	—	4,797
Net increase in cash and cash equivalents	—	—	74,873	59,714	—	134,587
Cash and cash equivalents, beginning of period	—	—	6,030	82,549	—	88,579
Cash and cash equivalents, end of period	$—	$—	$80,903	$142,263	$—	$223,166
________________________________________

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

17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2014 and December 31, 2013:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(in thousands, except per share data)
2014
Revenue	$311,656	$323,767	$318,971	$276,039	$1,230,433
Gross profit	57,073	72,080	63,824	44,090	237,067
Operating income (loss)	(1,851)	19,132	23,458	(10,224)	30,515
Net income (loss) attributable to Kraton	(7,909)	11,143	16,615	(17,430)	2,419
Earnings (loss) per common share
Basic	(0.24)	0.34	0.51	(0.54)	0.07
Diluted	(0.24)	0.33	0.50	(0.54)	0.07
Weighted average common shares outstanding
Basic	32,162	32,268	32,315	31,907	32,163
Diluted	32,162	32,777	32,600	31,907	32,483
2013
Revenue	$340,107	$334,543	$327,109	$290,362	$1,292,121
Gross profit	59,911	59,861	47,450	58,610	225,832
Operating income	10,786	10,670	1,793	1,829	25,078
Net income (loss) attributable to Kraton	(3,748)	3,829	(5,598)	4,899	(618)
Earnings (loss) per common share
Basic	(0.12)	0.12	(0.17)	0.15	(0.02)
Diluted	(0.12)	0.12	(0.17)	0.15	(0.02)
Weighted average common shares outstanding
Basic	32,062	32,073	32,073	32,111	32,096
Diluted	32,062	32,378	32,073	32,439	32,096
_______________________________________

(1)
During the first quarter of 2014, we incurred charges of approximately $13.0 million associated with production downtime at our Belpre, Ohio, and Berre, France, facilities, which are primarily recorded in cost of goods sold and charges of approximately $9.2 million related to professional fees for the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses. During the first quarter of 2013, we charged $5.1 million to interest expense, related to the write-off of unamortized debt issuance costs in connection with the refinancing of our credit facility and $0.7 million related to the termination and settlement of our interest rate swap agreement.

(2)
During the second quarter of 2014 and 2013, we incurred charges of approximately $3.8 million and $1.1 million, respectively, related to professional fees for the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.

(3)
The third quarter of 2014 included a $4.2 million benefit from a reduction in estimated transaction fees related to the terminated Combination Agreement with LCY, which is recorded in selling, general and administrative expenses and a $1.0 million benefit from an insurance recovery related to the first quarter 2014 production downtime at our Belpre, Ohio, facility, which is recorded in cost of goods sold and a $1.9 million tax benefit due to a reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods. During the third quarter of 2013, we incurred charges of approximately $3.5 million, attributable to the MACT related production downtime at our Belpre, Ohio, facility, which is recorded in costs of goods sold, and charges of approximately $1.0 million related to professional fees for the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.

(4)
During the fourth quarter of 2014, we incurred charges of approximately $2.3 million related to restructuring costs which are primarily recorded in selling, general and administrative expenses and recognized impairments of long lived assets of approximately $4.7 million. The fourth quarter of 2014 also included an approximate $1.7 million benefit from insurance recoveries and reductions in estimated expenses related to the first quarter 2014 production downtime at our Belpre, Ohio, facility. During the fourth quarter of 2013, we incurred charges of approximately $7.1 million related to professional fees for the terminated Combination Agreement with LCY. The fourth quarter of 2013 also included a $10.1 million tax benefit related to a portion of the change in our valuation allowance for deferred tax assets.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

18. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2014.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
Under date of February 25, 2015, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II—Valuation and Qualifying Accounts and Reserves (financial statement schedule) in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
February 25, 2015

KRATON PERFORMANCE POLYMERS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2014	$315	$13	$(83)	$245
Year ended December 31, 2013	$401	$6	$(92)	$315
Year ended December 31, 2012	$549	$(23)	$(125)	$401

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year ended December 31, 2014	$10,476	$339	$213	$11,028
Year ended December 31, 2013	$11,179	$(693)	$(10)	$10,476
Year ended December 31, 2012	$11,843	$(665)	$1	$11,179

EXHIBIT INDEX

Item 15. Exhibits
The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits
2.1
Combination Agreement by and among Kraton Performance Polymers, Inc., KPP Shelfco Limited, NY Mergerco, LLC, LCY Chemical Corp. and LCY Synthetic Rubber Corp., dated as of January 28, 2014 (incorporated by reference to Exhibit 2.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.1 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

3.2	Bylaws of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.2 to Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on September 20, 2010)

4.1
Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 10, 2009)

4.2
Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

4.3
First Supplemental Indenture dated as of March 20, 2012, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymer, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2
Loan Security and Guarantee Agreement, dated as of March 27, 2013, among Kraton Performance Polymers, Inc., as a Guarantor, Kraton Polymers U.S. LLC, as  U.S. Borrower, Kraton Polymers Nederland B.V., as  Dutch Borrower, the other Guarantors named therein, the Lenders named therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.3
Pledge Agreement, dated as of March 27, 2013, among Kraton Polymers U.S. LLC, as  initial U.S. Borrower, Kraton Polymers LLC and Kraton Performance Polymers, Inc., as Pledgors, the other Pledgors named therein, and Bank of America, N.A., as Collateral Agent for the holders of the Secured Obligations (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on April 1, 2013)

10.4
Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.5
Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (incorporated by reference to Exhibit 10.4 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.6
Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.7
Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

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
10.22+
Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.23+
Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28,2013)

10.24+
Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.25+
Kraton Polymers LLC Executive Deferred Compensation Plan, as amended and restated December 31, 2008 (incorporated by reference to Exhibit 10.30 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.26+
Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.27+
TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.28+
Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

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

10.33+
Form of Kraton Performance Polymers, Inc. Special Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.34+
Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012)

10.35+
First Amendment to Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

10.38+
Summary of Terms of 2014 Kraton Performance Polymers, Inc. Cash Incentive Plan (incorporated by reference to Kraton Performance Polymers, Inc.’s Current Reports on Form 8-K filed with the SEC on February 18, 2014)

10.39+
Kraton Performance Polymers, Inc. Executive Severance Program effective as of November 1, 2011 (incorporated by reference to Exhibit 10.30 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.40+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.41+
Notional Unit Award Grant Agreement dated July 15, 2005, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.56 to Amendment No. 3 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on August 30, 2005)

10.42+
Amendment No. 1 dated December 18, 2008 to the Notional Unit Award Grant Agreement, between Kevin M. Fogarty and Kraton Polymers LLC (incorporated by reference to Exhibit 10.23 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

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

101*
The following materials from Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

E-4