Form 10-Q
period 2015-03-31
Kraton Performance Polymers, Inc.
filed 2015-04-30
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 27, 2015: 31,328,930.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, high-margin applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated 2015 capital expenditures, compliance with the MACT rule, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding high-margin applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2015; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis—Results of Operations—Outlook” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	conditions in the global economy and capital markets;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock;

•	competition from other producers of styrenic block copolymers and from producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	a major failure of our information systems, which could harm our business;

•	seasonality in our business, particularly for sales into paving and roofing applications;

•
our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured credit facilities, the senior notes, and the KFPC loan agreement;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	lawsuits arising from the termination of the Combination Agreement with LCY Chemical Corp.;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	we may have additional tax liabilities;

•	our formation of a joint venture to expand HSBC capacity in Asia;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;

•	domestic or international natural disasters or terrorist attacks may disrupt our operations;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
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
This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive loss, and cash flows of Kraton and its subsidiaries. Kraton is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of March 31, 2015, and the related condensed consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
April 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,791	$53,818
Receivables, net of allowances of $301 and $245	121,004	107,432
Inventories of products	279,438	326,992
Inventories of materials and supplies	10,782	10,968
Deferred income taxes	7,487	7,247
Other current assets	22,406	24,521
Total current assets	480,908	530,978
Property, plant and equipment, less accumulated depreciation of $382,482 and $387,463	455,644	451,765
Intangible assets, less accumulated amortization of $91,723 and $88,939	48,518	49,610
Investment in unconsolidated joint venture	11,235	12,648
Debt issuance costs	6,473	7,153
Deferred income taxes	2,142	2,176
Other long-term assets	26,532	28,122
Total assets	$1,031,452	$1,082,452
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$135	$87
Accounts payable-trade	51,210	72,786
Other payables and accruals	41,169	50,888
Deferred income taxes	1,431	1,633
Due to related party	15,573	18,121
Total current liabilities	109,518	143,515
Long-term debt, net of current portion	392,517	351,785
Deferred income taxes	11,853	15,262
Other long-term liabilities	102,499	103,739
Total liabilities	616,387	614,301
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,377 shares issued and outstanding at March 31, 2015; 31,831 shares issued and outstanding at December 31, 2014	314	318
Additional paid in capital	354,644	361,342
Retained earnings	154,648	168,041
Accumulated other comprehensive loss	(132,302)	(99,218)
Total Kraton stockholders' equity	377,304	430,483
Noncontrolling interest	37,761	37,668
Total equity	415,065	468,151
Total liabilities and equity	$1,031,452	$1,082,452

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue	$261,429	$311,656
Cost of goods sold	214,868	254,583
Gross profit	46,561	57,073
Operating expenses:
Research and development	7,947	8,297
Selling, general and administrative	26,949	34,218
Depreciation and amortization	15,296	16,409
Total operating expenses	50,192	58,924
Earnings of unconsolidated joint venture	76	117
Interest expense, net	6,120	6,338
Loss before income taxes	(9,675)	(8,072)
Income tax expense	66	122
Consolidated net loss	(9,741)	(8,194)
Net loss attributable to noncontrolling interest	(285)	(285)
Net loss attributable to Kraton	$(9,456)	$(7,909)
Loss per common share:
Basic	$(0.30)	$(0.24)
Diluted	$(0.30)	$(0.24)
Weighted average common shares outstanding:
Basic	31,067	32,162
Diluted	31,067	32,162

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014
Net loss attributable to Kraton	$(9,456)	$(7,909)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(33,084)	1,799
Other comprehensive income (loss), net of tax	(33,084)	1,799
Comprehensive loss attributable to Kraton	(42,540)	(6,110)
Comprehensive income (loss) attributable to noncontrolling interest	93	(866)
Consolidated comprehensive loss	$(42,447)	$(6,976)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net loss	—	—	(7,909)	—	(7,909)	(285)	(8,194)
Other comprehensive income (loss)	—	—	—	1,799	1,799	(581)	1,218
Retired treasury stock from employee tax withholdings	—	(429)	—	—	(429)	—	(429)
Exercise of stock options	1	534	—	—	535	—	535
Non-cash compensation related to equity awards	2	3,612	—	—	3,614	—	3,614
Balance at March 31, 2014	$328	$367,307	$162,918	$(19,453)	$511,100	$40,042	$551,142
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(9,456)	—	(9,456)	(285)	(9,741)
Other comprehensive income (loss)	—	—	—	(33,084)	(33,084)	378	(32,706)
Retired treasury stock from employee tax withholdings	—	(548)	—	—	(548)	—	(548)
Retired treasury stock from share repurchases	(7)	(8,937)	(3,937)	—	(12,881)	—	(12,881)
Exercise of stock options	—	181	—	—	181	—	181
Non-cash compensation related to equity awards	3	2,606	—	—	2,609	—	2,609
Balance at March 31, 2015	$314	$354,644	$154,648	$(132,302)	$377,304	$37,761	$415,065

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(9,741)	$(8,194)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	15,296	16,409
Amortization of debt premium	(42)	(40)
Amortization of debt issuance costs	551	553
Loss (gain) on disposal of property, plant and equipment	17	(17)
Earnings from unconsolidated joint venture, net of dividends received	287	370
Deferred income tax benefit	(2,254)	(2,393)
Share-based compensation	2,609	3,614
Decrease (increase) in:
Accounts receivable	(20,464)	(20,748)
Inventories of products, materials and supplies	35,361	(14,300)
Other assets	177	573
Increase (decrease) in:
Accounts payable-trade	(16,958)	(24,362)
Other payables and accruals	(7,091)	(6,617)
Other long-term liabilities	(1,688)	582
Due to related party	(2,557)	983
Net cash used in operating activities	(6,497)	(53,587)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant and equipment	(14,725)	(15,205)
KFPC purchase of property, plant and equipment	(15,968)	(4,980)
Purchase of software and other intangibles	(541)	(1,062)
Net cash used in investing activities	(31,234)	(21,247)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	25,000	—
Repayments of debt	(5,000)	—
KFPC proceeds from debt	19,977	—
Capital lease payments	(32)	(3,011)
Purchase of treasury stock	(13,429)	(429)
Proceeds from the exercise of stock options	181	535
Net cash provided by (used in) financing activities	26,697	(2,905)
Effect of exchange rate differences on cash	(2,993)	(814)
Net decrease in cash and cash equivalents	(14,027)	(78,553)
Cash and cash equivalents, beginning of period	53,818	175,872
Cash and cash equivalents, end of period	$39,791	$97,319
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$1,963	$2,293
Cash paid during the period for interest, net of capitalized interest	$11,183	$11,608
Capitalized interest	$1,016	$636
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$3,410	$15,168
Asset acquired through capital lease	$681	$7,033

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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care and food contact. We believe the versatility of Cariflex products provides opportunities for new, high margin applications.
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
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving and roofing applications.
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

Significant items subject to such estimates and assumptions include

•	the useful lives of fixed assets;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments and share-based compensation; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. We plan to adopt ASU 2015-03 in accordance with these requirements. We have assessed the impact of this new standard on our Condensed Consolidated Financial Statements and concluded that it would result in reductions of approximately $2.3 million, $6.5 million, and $8.8 million of other current assets, debt issuance costs, and long-term debt, respectively, as of March 31, 2015.

3. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.6 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

4. Detail of Certain Balance Sheet Accounts

	March 31, 2015	December 31, 2014
	(In thousands)
Inventories of products:
Finished products	$229,033	$253,834
Work in progress	3,769	5,552
Raw materials	46,636	67,606
Total inventories of products	$279,438	$326,992
Other payables and accruals:
Employee related	$14,659	$16,156
Interest payable	2,236	7,959
Other	24,274	26,773
Total other payables and accruals	$41,169	$50,888
Other long-term liabilities:
Pension and other postretirement benefits	$89,157	$86,605
Other	13,342	17,134
Total other long-term liabilities	$102,499	$103,739
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(54,954)	$(21,870)
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Benefit plans liability	(75,422)	(75,422)
Total accumulated other comprehensive loss	$(132,302)	$(99,218)

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 536,790 and 458,319 for the three months ended March 31, 2015 and 2014, respectively. We withheld 27,028 and 15,707 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the three months ended March 31, 2015 and 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.

The computation of diluted EPS excludes weighted average restricted share units of 112,594 and 66,973 for the three months ended March 31, 2015 and 2014 as they are anti-dilutive due to a net loss attributable to Kraton for each period.
The computation of diluted EPS excludes weighted average performance share units of 35,732 for the three months ended March 31, 2015 as they are anti-dilutive due to a net loss attributable to Kraton for this period. The computation of diluted earnings per share also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 281,605 and 157,771 as of March 31, 2015 and 2014, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 1,591,970 and 1,711,814 for the three months ended March 31, 2015 and 2014, respectively.
The calculations of basic and diluted EPS are as follows:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(9,456)	31,604		$(7,909)	32,620
Amounts allocated to unvested restricted shares	161	(537)		111	(458)
Amounts available to common stockholders	(9,295)	31,067	$(0.30)	(7,798)	32,162	$(0.24)
Diluted:
Amounts allocated to unvested restricted shares	(161)	537		(111)	458
Amounts reallocated to unvested restricted shares	161	(537)		111	(458)
Amounts available to stockholders and assumed conversions	$(9,295)	31,067	$(0.30)	$(7,798)	32,162	$(0.24)
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program through which we may repurchase outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We plan to repurchase shares of our common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations. From the inception of the program through March 31, 2015, we have repurchased a total of 1,660,623 shares of our common stock at an average price of $18.97 per share and a total cost of $31.5 million (excluding trading commissions). We are financing the share repurchase program through a combination of cash and debt. We are not obligated to acquire any specific number of shares of our common stock.

6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
6.75% unsecured notes	$350,783	$350,825
KFPC loan agreement	20,135	—
Senior secured credit facilities	20,000	—
Capital lease obligation	1,734	1,047
Total debt	392,652	351,872
Less current portion of total debt	135	87
Long-term debt	$392,517	$351,785

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
The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings, and a minimum of 1.5% and maximum of 2.0% for both U.S. and foreign LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter. For the three months ended March 31, 2015, our effective interest rate for borrowings on the Senior Secured Credit Facilities was 2.2%.
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
As of March 31, 2015, our total borrowing capacity was $175.5 million of which $20.0 million was drawn. As of the date of this filing, our total borrowing capacity was $177.7 million, of which $15.0 million was drawn.
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

Capital Lease. In January 2014, we entered into a 10 year capital lease with a principal amount of $7.0 million to fund a portion of our capital expenditures. In March 2015, this capital lease increased by $0.7 million based on final project construction costs.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC” Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $176.3 million (converted at the March 31, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $137.5 million (converted at the March 31, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.8 million (converted at the March 31, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2015, NTD 0.6 billion, or $20.1 million (converted at the March 31, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three months ended March 31, 2015, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
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
Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2015, are as follows:

Principal Payments
(In thousands)
March 31:
2016	$135
2017	143
2018	24,179
2019	354,189
2020	12,252
Thereafter	971
Total debt	$391,869

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs
We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $8.8 million and $9.5 million (of which $2.3 million and $2.3 million were included in other current assets) as of March 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. We amortized $0.6 million and $0.6 million of debt issuance costs for the three months ended March 31, 2015 and 2014, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,127	$2,127	$—	$—
Total		$2,399	$2,399	$—	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,055	$2,055	$—	$—
Total		$2,327	$2,327	$—	$—

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
The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,783	$358,750	$350,825	$358,750
Capital lease obligation (significant other observable inputs – level 2)	$1,734	$1,734	$1,047	$1,047
Financial Instruments
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended March 31, 2015 and 2014, we settled these hedges and recorded a loss of $3.9 million and a loss of $0.2 million, respectively, which are recorded in cost of goods sold. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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

9. Income Taxes

Our income tax expense was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was a 0.7% expense and a 1.5% expense for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, a valuation allowance of $91.4 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $1.0 million for the three months ended March 31, 2015, which includes $2.6 million related to current period net operating losses, partially offset by a $1.6 million decrease related to changes in other comprehensive income (loss). We increased our valuation allowance by $0.5 million for the three months ended March 31, 2014, primarily due to current period net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 26.2% benefit and a 4.2% benefit for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015 and December 31, 2014, we had total unrecognized tax benefits of $4.4 million and $4.7 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2015 and 2014, we had a decrease in uncertain tax positions of $0.3 million and an increase of $0.3 million, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
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

10. Commitments and Contingencies
(a) Legal Proceedings
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $1.9 million (converted at the March 31, 2015 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
On July 31, 2014, an explosion occurred in a pipeline owned by LCY in Kaohsiung, Taiwan, causing substantial property damage and loss of life, and numerous governmental and private investigations and claims have been initiated and asserted against LCY. On August 4, 2014, LCY notified us that it would no longer negotiate, and would not agree to, any revisions to the terms of the Combination Agreement. On August 6, 2014, our Board withdrew its recommendation that our stockholders approve the Combination Agreement. On August 8, 2014, we received notice from LCY that LCY had exercised its right to terminate the Combination Agreement.

The provisions of the Combination Agreement provide for us to pay LCY a $25 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of our Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan, constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee. While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liability are as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Beginning balance	$10,394	$10,497
Accretion expense	104	136
Obligations settled	—	(45)
Foreign currency translation, net	(439)	3
Ending Balance	$10,059	$10,591

For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a $3.5 million receivable from Shell Chemicals as of March 31, 2015 pursuant to the indemnity included in the February 2001 separation agreement, which serves to offset the related ARO asset which is included in property, plant and equipment.

(c) Production downtime
In the first quarter of 2014, we experienced weather-related downtime at our Belpre, Ohio, facility. In addition, our facility in Berre, France, experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $13.0 million of costs in the three months ended March 31, 2014 associated with these two events, of which $3.7 million was included in other payables and accruals at March 31, 2014 based on management’s estimates of the remaining costs to be incurred.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
Retirement Plans.
The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Service cost	$930	$753
Interest cost	1,613	1,510
Expected return on plan assets	(2,130)	(1,915)
Amortization of prior service cost	1,110	430
Net periodic benefit cost	$1,523	$778

We made no contributions to our pension plan in the three months ended March 31, 2015. For the three months ended March 31, 2014, we contributed $1.4 million to our pension plan.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Service cost	$163	$125
Interest cost	320	320
Amortization of prior service cost	200	113
Net periodic benefit cost	$683	$558

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
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue for the three months ended March 31,
	2015	2014
	(In thousands)
Performance Products	$134,768	$167,852
Specialty Polymers	91,674	108,346
Cariflex	34,837	35,363
Other	150	95
	$261,429	$311,656

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three months ended March 31,
	2015	2014
	(In thousands)
Revenue:
United States	$83,702	$101,662
Germany	30,676	40,641
China	18,372	18,992
Japan	16,435	17,681
Thailand	12,668	16,248
Brazil	9,591	14,143
France	8,909	12,479
Malaysia	7,881	6,482
Italy	7,304	10,221
Netherlands	7,121	7,027
Belgium	6,885	8,186
United Kingdom	6,794	8,152
South Korea	4,468	2,941
Canada	4,297	4,033
Taiwan	4,097	4,567
Mexico	3,662	3,747
Sweden	3,099	4,425
Turkey	2,936	3,307
Argentina	2,211	4,190
Austria	2,137	2,815
All other countries	18,184	19,717
	$261,429	$311,656
Following is a summary of long-lived assets by geographic region:

	March 31, 2015	December 31, 2014
	(In thousands)
Long-lived assets, at cost:
United States	$502,944	$495,313
France	108,948	115,987
Taiwan	73,004	56,994
Brazil	62,330	71,970
Germany	53,610	60,022
Netherlands	28,162	29,838
China	7,286	7,273
Japan	1,672	1,637
All other countries	170	194
	$838,126	$839,228

13. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the condensed consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $6.5 million and $13.8 million for the three months ended March 31, 2015 and 2014, respectively.

14. Variable Interest Entity
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2015 and December 31, 2014 for KFPC before intercompany eliminations. See Note 6 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	March 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$11,035	$7,993
Other current assets	3,315	2,533
Property, plant and equipment	72,891	56,904
Intangible assets	9,676	9,579
Other long-term assets	1,243	1,098
Total assets	$98,160	$78,107
Current liabilities	2,503	2,771
Long-term debt	20,135	—
Total liabilities	$22,638	$2,771

15. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2015.

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015
(Unaudited)
(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$271	$2,216	$37,304	$—	$39,791
Receivables, net of allowances	—	139	48,478	72,387	—	121,004
Inventories of products	—	200	176,403	102,835	—	279,438
Inventories of materials and supplies	—	—	9,202	1,580	—	10,782
Deferred income taxes	—	3,566	—	3,921	—	7,487
Other current assets	—	4,634	916	16,856	—	22,406
Total current assets	—	8,810	237,215	234,883	—	480,908
Property, plant and equipment, less accumulated depreciation	—	43,460	250,747	161,437	—	455,644
Intangible assets, less accumulated amortization	—	44,228	2,885	1,405	—	48,518
Investment in consolidated subsidiaries	509,606	1,384,102	—	—	(1,893,708)	—
Investment in unconsolidated joint venture	—	813	—	10,422	—	11,235
Debt issuance costs	—	4,330	1,153	990	—	6,473
Deferred income taxes	—	411	—	1,731	—	2,142
Other long-term assets	—	12,068	625,386	92,051	(702,973)	26,532
Total assets	$509,606	$1,498,222	$1,117,386	$502,919	$(2,596,681)	$1,031,452
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$135	$—	$—	$135
Accounts payable-trade	—	496	23,712	27,002	—	51,210
Other payables and accruals	—	13,403	14,278	13,488	—	41,169
Deferred income taxes	—	—	—	1,431	—	1,431
Due to related party	—	—	—	15,573	—	15,573
Total current liabilities	—	13,899	38,125	57,494	—	109,518
Long-term debt, net of current portion	—	350,783	21,599	20,135	—	392,517
Deferred income taxes	—	11,670	—	183	—	11,853
Other long-term liabilities	—	613,364	95,316	96,792	(702,973)	102,499
Total liabilities	—	989,716	155,040	174,604	(702,973)	616,387
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	314	—	—	—	—	314
Additional paid in capital	354,644	—	—	—	—	354,644
Member's equity	—	509,606	1,031,553	352,549	(1,893,708)	—
Retained earnings	154,648	—	—	—	—	154,648
Accumulated other comprehensive loss	—	(1,100)	(69,207)	(61,995)	—	(132,302)
Kraton stockholders' and member's equity	509,606	508,506	962,346	290,554	(1,893,708)	377,304
Noncontrolling interest	—	—	—	37,761	—	37,761
Total stockholders' and member's equity	509,606	508,506	962,346	328,315	(1,893,708)	415,065
Total liabilities and stockholders' and member's equity	$509,606	$1,498,222	$1,117,386	$502,919	$(2,596,681)	$1,031,452
________________________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$646	$5,881	$47,291	$—	$53,818
Receivables, net of allowances	—	553	37,266	69,613	—	107,432
Inventories of products	—	35	201,146	125,811	—	326,992
Inventories of materials and supplies	—	—	9,092	1,876	—	10,968
Deferred income taxes	—	—	3,566	3,681	—	7,247
Other current assets	—	5,317	931	18,273	—	24,521
Total current assets	—	6,551	257,882	266,545	—	530,978
Property, plant and equipment, less accumulated depreciation	—	46,081	248,220	157,464	—	451,765
Intangible assets, less accumulated amortization	—	45,356	4,000	254	—	49,610
Investment in consolidated subsidiaries	529,701	1,382,584	—	—	(1,912,285)	—
Investment in unconsolidated joint venture	—	813	—	11,835	—	12,648
Debt issuance costs	—	4,674	1,297	1,182	—	7,153
Deferred income taxes	—	428	—	1,748	—	2,176
Other long-term assets	—	6,384	591,841	85,520	(655,623)	28,122
Total assets	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	—	—	87	—	—	87
Accounts payable-trade	—	637	30,332	41,817	—	72,786
Other payables and accruals	—	21,913	14,017	14,958	—	50,888
Deferred income taxes	—	—	—	1,633	—	1,633
Due to related party	—	—	—	18,121	—	18,121
Total current liabilities	—	22,550	44,436	76,529	—	143,515
Long-term debt, net of current portion	—	350,825	960	—	—	351,785
Deferred income taxes	—	8,443	3,566	3,253	—	15,262
Other long-term liabilities	—	582,462	93,191	83,709	(655,623)	103,739
Total liabilities	—	964,280	142,153	163,491	(655,623)	614,301
Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	318	—	—	—	—	318
Additional paid in capital	361,342	—	—	—	—	361,342
Member’s equity	—	529,701	1,030,294	352,290	(1,912,285)	—
Retained earnings	168,041	—	—	—	—	168,041
Accumulated other comprehensive loss	—	(1,110)	(69,207)	(28,901)	—	(99,218)
Kraton stockholders’ and member’s equity	529,701	528,591	961,087	323,389	(1,912,285)	430,483
Noncontrolling interest	—	—	—	37,668	—	37,668
Total stockholders’ and member’s equity	529,701	528,591	961,087	361,057	(1,912,285)	468,151
Total liabilities and stockholders’ and member’s equity	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
_____________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$144,486	$159,205	$(42,262)	$261,429
Cost of goods sold	—	5,565	116,920	134,645	(42,262)	214,868
Gross profit	—	(5,565)	27,566	24,560	—	46,561
Operating expenses:
Research and development	—	(651)	902	7,696	—	7,947
Selling, general and administrative	—	(6,085)	14,218	18,816	—	26,949
Depreciation and amortization	—	5,638	6,901	2,757	—	15,296
Total operating expenses	—	(1,098)	22,021	29,269	—	50,192
Earnings (loss) in consolidated subsidiaries	(9,741)	1,233	—	—	8,508	—
Earnings of unconsolidated joint venture	—	—	—	76	—	76
Interest expense (income), net	—	6,261	(131)	(10)	—	6,120
Income (loss) before income taxes	(9,741)	(9,495)	5,676	(4,623)	8,508	(9,675)
Income tax expense (benefit)	—	246	(537)	357	—	66
Consolidated net income (loss)	(9,741)	(9,741)	6,213	(4,980)	8,508	(9,741)
Net loss attributable to noncontrolling interest	—	—	—	(285)	—	(285)
Net income (loss) attributable to Kraton	$(9,741)	$(9,741)	$6,213	$(4,695)	$8,508	$(9,456)
_________________________________________

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
_________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(9,741)	$(9,741)	$6,213	$(4,695)	$8,508	$(9,456)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	10	—	(33,094)	—	(33,084)
Other comprehensive income (loss), net of tax	—	10	—	(33,094)	—	(33,084)
Comprehensive income (loss) attributable to Kraton	(9,741)	(9,731)	6,213	(37,789)	8,508	(42,540)
Comprehensive income attributable to noncontrolling interest	—	—	—	93	—	93
Consolidated comprehensive income (loss)	$(9,741)	$(9,731)	$6,213	$(37,696)	$8,508	$(42,447)
_________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2014
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(8,194)	$(8,194)	$21,796	$(2,326)	$(10,991)	$(7,909)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	(274)	—	2,073	—	1,799
Other comprehensive income (loss), net of tax	—	(274)	—	2,073	—	1,799
Comprehensive income (loss) attributable to Kraton	(8,194)	(8,468)	21,796	(253)	(10,991)	(6,110)
Comprehensive income attributable to noncontrolling interest	—	—	—	(866)	—	(866)
Consolidated comprehensive income (loss)	$(8,194)	$(8,468)	$21,796	$(1,119)	$(10,991)	$(6,976)
__________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$33,990	$(33,210)	$(7,277)	$—	$(6,497)
Cash flows used in investing activities:
Proceeds from intercompany loans	—	(20,275)	—	—	20,275	—
Kraton purchase of property, plant and equipment	—	(342)	(10,657)	(3,726)	—	(14,725)
KFPC purchase of property, plant and equipment	—	—	—	(15,968)	—	(15,968)
Purchase of software and other intangibles	—	(500)	(41)	—	—	(541)
Net cash used in investing activities	—	(21,117)	(10,698)	(19,694)	20,275	(31,234)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	25,000	—	—	25,000
Repayments of debt	—	—	(5,000)	—	—	(5,000)
KFPC proceeds from debt	—	—	—	19,977	—	19,977
Capital lease payments	—	—	(32)	—	—	(32)
Purchase of treasury stock	(13,429)	—	—	—	—	(13,429)
Cash contributions from member	—	(13,429)	—	—	13,429	—
Cash distributions to member	13,248	181	—	—	(13,429)	—
Proceeds from the exercise of stock options	181	—	—	—	—	181
Payments on intercompany loans	—	—	20,275	—	(20,275)	—
Net cash provided by (used in) financing activities	—	(13,248)	40,243	19,977	(20,275)	26,697
Effect of exchange rate differences on cash	—	—	—	(2,993)	—	(2,993)
Net decrease in cash and cash equivalents	—	(375)	(3,665)	(9,987)	—	(14,027)
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$271	$2,216	$37,304	$—	$39,791
__________________________________________

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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(2,567)	$7,997	$(59,017)	$—	$(53,587)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	3,100	—	—	(3,100)	—
Kraton purchase of property, plant and equipment	—	—	(12,313)	(2,892)	—	(15,205)
KFPC purchase of property, plant and equipment	—	—	—	(4,980)	—	(4,980)
Purchase of software and other intangibles	—	(1,062)	—	—	—	(1,062)
Net cash provided by (used in) investing activities	—	2,038	(12,313)	(7,872)	(3,100)	(21,247)
Cash flows provided by (used in) financing activities:
Capital lease payments	—	—	(3,011)	—	—	(3,011)
Purchase of treasury stock	(429)	—	—	—	—	(429)
Cash contributions from member	—	—	(429)	—	429	—
Cash distributions to member	(106)	535	—	—	(429)	—
Proceeds from the exercise of stock options	535	—	—	—	—	535
Payments on intercompany loans	—	—	(3,100)	—	3,100	—
Net cash provided by (used in) financing activities	—	535	(6,540)	—	3,100	(2,905)
Effect of exchange rate differences on cash	—	—	—	(814)	—	(814)
Net increase (decrease) in cash and cash equivalents	—	6	(10,856)	(67,703)	—	(78,553)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$6	$936	$96,377	$—	$97,319
___________________________________

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

INTRODUCTION
You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks, assumptions and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

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
Our products are found in many everyday applications, including personal care products, such as disposable diapers and the rubberized grips of toothbrushes, razor blades and power tools. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings. Our paving and roofing applications provide durability, extending road and roof life.
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care and food contact. We believe the versatility of Cariflex provides opportunities for new, high margin applications.
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt (“HiMA”) for high-performance paving applications;

•	high melt flow polymers for compounding and adhesives formulation;

•	NEXAR family of membrane polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
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

Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Three months ended March 31,
Product Group Revenue Percentage:	2015	2014
Performance Products	51.6%	53.9%
Specialty Polymers	35.1%	34.8%
Cariflex	13.3%	11.3%
Other	0.1%	—%

2015 First Quarter Financial Overview

•	Sales volume was 74.4 kilotons in the first quarter of 2015 and 2014.

•	Revenue was $261.4 million in the first quarter of 2015 compared to $311.7 million in the first quarter of 2014.

•
Gross profit was $46.6 million in the first quarter of 2015 compared to $57.1 million in the first quarter of 2014. Adjusted gross profit (non-GAAP) was $80.0 million in the first quarter of 2015 compared to $66.2 million in the first quarter of 2014.

•	Adjusted EBITDA (non-GAAP) was $49.2 million in the first quarter of 2015 compared to $37.5 million in the first quarter of 2014.

•
Net loss attributable to Kraton was $9.5 million, or $0.30 per diluted share, in the first quarter of 2015 compared to a net loss of $7.9 million, or $0.24 per diluted share, in the first quarter of 2014.

•	Adjusted diluted earnings per share (non-GAAP) was $0.76 per share in the first quarter of 2015 compared to $0.33 per share in the first quarter of 2014, representing a $0.43 per share improvement.

•
For the first quarter of 2015 compared to the first quarter of 2014, foreign currency fluctuations had a negative impact on adjusted gross profit, adjusted EBITDA, and adjusted diluted earnings per share of $3.9 million, $2.5 million, and $.07 per diluted share, respectively.

RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products, and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $112.3 million and $128.0 million, or 52.3% and 50.3%, of our total cost of goods sold for the three months ended March 31, 2015 and 2014, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue are impacted by movements in our raw material costs, as well as the cost of other inputs.
The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for each of these monomers decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
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

•	In the three months ended March 31, 2015, reported results under FIFO were lower than results would have been on an ECRC basis by $33.4 million; and

•	In the three months ended March 31, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $4.0 million.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions.

	Three Months Ended March 31,
Revenue by Geography:	2015	2014
Americas	39.9%	41.2%
Europe, Middle East and Africa	33.0%	35.4%
Asia Pacific	27.1%	23.4%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $0.9 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. The primary driver for our pre-tax currency losses was the change in foreign exchange rates between the Euro and U.S. Dollar and the Brazilian Real and U.S. Dollar, for the three months ended March 31, 2015 and 2014, respectively.
Seasonality. Seasonal changes and weather conditions typically affect our Performance Products sales into paving and roofing applications generally result in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other markets tend to show relatively little seasonality.
Recent Developments
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program through which the Company may repurchase outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We plan to repurchase shares of our common stock over the next two years in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations. From the inception of the program through March 31, 2015, we have repurchased a total of 1,660,623 shares of our common stock at an average price of $18.97 per share and a total cost of $31.5 million (excluding trading commissions). We are financing the share repurchase program through a combination of cash and debt. We are not obligated to acquire any specific number of shares of our common stock.
Outlook
We currently estimate that our results in the second quarter of 2015 will reflect a negative spread between FIFO and ECRC of approximately $10.0 million to $15.0 million. Following a trend of declining raw material prices that began in mid-2014, we believe that butadiene prices may have reached cycle lows during the first quarter of 2015. Taking supply and demand fundamentals into consideration, we currently expect relative stability in butadiene prices over the next year. We believe this is a positive environment for our business, as lower average selling prices in combination with the performance qualities of Kraton's product offering, provide a strong value proposition relative to competing materials. Furthermore, while the strengthening of the U.S. Dollar against the Euro has created headwinds in terms of the translation effect, from a business standpoint, it is improving the competitive dynamics of our manufacturing plants in Europe relative to Asian producers who are exporting into Europe.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Revenue
Revenue was $261.4 million for the three months ended March 31, 2015 compared to $311.7 million for the three months ended March 31, 2014, a decrease of $50.2 million or 16.1%. Excluding the $22.6 million negative effect from currency movements, revenue declined $27.6 million, or 8.9%, with the decrease driven primarily by lower average selling prices reflective of lower average raw material prices. First quarter 2015 sales volumes were 74.4 kilotons, unchanged compared to the first quarter of 2014, as higher sales volumes in the Performance Products and CariflexTM businesses were offset by lower Specialty Polymers sales volumes.
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $34.8 million for the three months ended March 31, 2015 compared to $35.4 million for the three months ended March 31, 2014, a decline of $0.5 million or 1.5%. Excluding a $2.0 million negative effect from currency fluctuations, revenue would have increased $1.5 million, or 4.3%. Cariflex sales volumes increased 3.6% compared to the first quarter 2014.

•
Specialty Polymers revenue was $91.7 million for the three months ended March 31, 2015 compared to $108.3 million for the three months ended March 31, 2014. The $16.7 million or 15.4% revenue decline (a decline of $11.2 million or 10.4% excluding a $5.5 million negative effect from currency fluctuations) was due to lower average selling prices reflective of lower raw material costs and a 4.8% decline in sales volumes. The decline in sales volume was primarily due to lower sales into lubricant additive applications resulting from inventory reduction measures of a significant customer, and, to a lesser extent, lower sales into personal care applications, partially offset by higher sales into differentiated applications such as protective films, medical, and cable gels.

•
Performance Products revenue was $134.8 million for the three months ended March 31, 2015 compared to $167.9 million for the three months ended March 31, 2014. The $33.1 million or 19.7% revenue decline (a decline of $18.0 million or 10.7% excluding a $15.1 million negative effect from currency fluctuations) was due to lower average selling prices reflective of lower raw material costs, partially offset by a 1.5% increase in sales volume. The increase in sales volume was primarily due to higher personal care sales in Europe and paving sales in North America, partially offset by lower paving sales in South America.

Cost of Goods Sold
Cost of goods sold was $214.9 million for the three months ended March 31, 2015 compared to $254.6 million for the three months ended March 31, 2014. The $39.7 million, or 15.6%, decrease was largely driven by a $20.5 million positive effect from currency fluctuations, a $5.9 million reduction in raw material costs, and a $12.6 million decrease due to the absence of the weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility that occurred in the first quarter of 2014.
Gross Profit
Gross profit was $46.6 million for the three months ended March 31, 2015 compared to $57.1 million for the three months ended March 31, 2014. Gross profit as a percentage of revenue was 17.8% and 18.3% for the three months ended March 31, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $7.9 million for the three months ended March 31, 2015 compared to $8.3 million for the three months ended March 31, 2014, a decrease of $0.4 million or 4.2% primarily due to a $0.5 million positive effect from currency fluctuations. Research and development expenses were 3.0% and 2.7% of revenue for the three months ended March 31, 2015 and 2014, respectively.
Selling, general and administrative expenses were $26.9 million for the three months ended March 31, 2015 compared to $34.2 million for the three months ended March 31, 2014, a decrease of $7.3 million or 21.2%. This decrease was primarily due to an $8.9 million reduction in transaction and acquisition related costs and a $0.9 million positive effect from currency fluctuations. These decreases were partially offset by a $1.8 million increase in professional fees and a $0.8 million increase in restructuring and related costs. Selling, general and administrative expenses were 10.3% and 11.0% of revenue for the three months ended March 31, 2015 and 2014.
Depreciation and amortization was $15.3 million for the three months ended March 31, 2015 compared to $16.4 million for the three months ended March 31, 2014, a decrease of $1.1 million or 6.8%.

Interest expense, net
Interest expense, net was $6.1 million for the three months ended March 31, 2015 compared to $6.3 million for the three months ended March 31, 2014, a decrease of $0.2 million or 3.4%. The decrease is primarily due to higher capitalized interest in the first quarter 2015 compared with the first quarter 2014.
Income tax expense
Our income tax expense was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was a 0.7% expense and a 1.5% expense for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, a valuation allowance of $91.4 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $1.0 million for the three months ended March 31, 2015, which includes $2.6 million related to current period net operating losses, partially offset by a $1.6 million decrease related to changes in other comprehensive income (loss). We increased our valuation allowance by $0.5 million for the three months ended March 31, 2014, primarily due to current period net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 26.2% benefit and a 4.2% benefit for the three months ended March 31, 2015 and 2014, respectively.
Net loss attributable to Kraton
Net loss attributable to Kraton was $9.5 million or $0.30 per diluted share for the three months ended March 31, 2015, an increase in net loss of $1.5 million compared to a net loss of $7.9 million or $0.24 per diluted share for the three months ended March 31, 2014. Net loss for the three months ended March 31, 2015 was negatively impacted by the following items, net of tax:

•	Negative spread between FIFO and ECRC of $32.4 million or $1.02 per diluted share

•	Restructuring and other charges of $0.8 million or $0.02 per diluted share

•	Transaction and acquisition related costs of $0.3 million or $0.01 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.2 million or $0.01 per diluted share
Net loss for the three months ended March 31, 2014 was negatively impacted by the following items, net of tax:

•	Production downtime at our Belpre, Ohio and Berre, France facilities of $13.0 million or $0.39 per diluted share

•	Transaction and acquisition related costs of $9.2 million or $0.28 per diluted share

•	Restructuring and other charges of $0.4 million or $0.01 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.2 million or $0.01 per diluted share
In addition, net loss for the three months ended March 31, 2014 was positively impacted by the following item, net of tax:

•	Positive spread between FIFO and ECRC of $4.0 million or $0.12 per diluted share

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three months ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Adjusted Gross Profit (1) (2)	$79,997	$66,170
EBITDA (3)	$11,741	$14,675
Adjusted EBITDA (1) (4)	$49,249	$37,494
Adjusted Diluted Earnings Per Share (1) (2)	$0.76	$0.33
____________________________________________________

(1)
Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the estimated current cost of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the ECRC. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share under both our FIFO convention and ECRC.

(2)
Adjusted Gross Profit is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. Similarly, Adjusted Diluted Earnings Per Share is diluted earnings per share net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliations below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As a measure of our performance, Adjusted Gross Profit and Adjusted Diluted Earnings Per Share are limited because they often vary substantially from gross profit and diluted earnings per share calculated in accordance with US GAAP.

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
We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Gross Profit, EBITDA, and Adjusted EBITDA only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Gross profit	$46,561	$57,073
Add (deduct):
Restructuring and other charges (a)	28	491
Production downtime (b)	(157)	12,413
Non-cash compensation expense	157	217
Spread between FIFO and ECRC	33,408	(4,024)
Adjusted gross profit	$79,997	$66,170
 ____________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)
Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2015, the reduction in costs is due to an additional insurance recovery related to the Belpre production downtime, which is recorded in cost of goods sold.

We reconcile consolidated net loss to EBITDA and Adjusted EBITDA as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
Net loss attributable to Kraton	$(9,456)	$(7,909)
Net loss attributable to noncontrolling interest	(285)	(285)
Consolidated net loss	(9,741)	(8,194)
Add:
Interest expense, net	6,120	6,338
Income tax expense	66	122
Depreciation and amortization	15,296	16,409
EBITDA	11,741	14,675
Add (deduct):
Restructuring and other charges (a)	819	521
Transaction and acquisition related costs (b)	328	9,236
Production downtime (c)	(108)	13,013
KFPC startup costs (d)	452	459
Non-cash compensation expense (e)	2,609	3,614
Spread between FIFO and ECRC	33,408	(4,024)
Adjusted EBITDA	$49,249	$37,494
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily in cost of goods sold in 2014.

(b)	Primarily professional fees related to the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.

(c)
Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2014, $12.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses. In 2015, the reduction in costs is due to an additional insurance recovery related to the Belpre production downtime, which is recorded in cost of goods sold.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(e)
In 2015, $2.2 million, $0.2 million, and $0.2 million and in 2014, $3.1 million, $0.3 million, and $0.2 million is recorded in selling, general and administrative expenses, research and development expenses, and cost of goods sold, respectively.

We reconcile GAAP Loss Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three months ended March 31,
	2015	2014
	(In thousands)
GAAP Loss Per Diluted Share	$(0.30)	$(0.24)
Restructuring and other charges (a)	0.02	0.01
Transaction and acquisition related costs (b)	0.01	0.28
Production downtime (c)	—	0.39
KFPC startup costs (d)	0.01	0.01
Spread between FIFO and ECRC	1.02	(0.12)
Adjusted Earnings Per Diluted Share	$0.76	$0.33
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily in cost of goods sold in 2014.

(b)	Primarily professional fees related to the terminated Combination Agreement with LCY, which are recorded in selling, general and administrative expenses.

(c)	Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility which are primarily recorded in cost of goods sold.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

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
The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the Senior Secured Credit Facilities contain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the Senior Secured Credit Facilities at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness. At March 31, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. For additional information regarding our Senior Secured Credit Facilities, see “Senior Secured Credit Facilities” in Note 6 Long-Term Debt, which is incorporated herein by reference.
Description of 6.75% Senior Notes due 2019
Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.00% of the principal amount of the senior notes redeemed plus the applicable premium as of such date, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. At March 31, 2015, we were in compliance with the covenants under the indenture governing our 6.75% senior notes. For additional information regarding our 6.75% senior notes, see “6.75% Senior Notes due 2019” in Note 6 Long-Term Debt, which is incorporated herein by reference.
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $176.3 million (converted at the March 31, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $137.5 million (converted at the March 31, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.8 million (converted at the March 31, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2015, NTD 0.6 billion, or $20.1 million (converted at the March 31, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.

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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At March 31, 2015, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 6 Long-Term Debt, which is incorporated herein by reference.
Known Trends and Uncertainties
Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand and available borrowings under our credit facility are our principal sources of liquidity.
Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our expected financial obligations, planned capital expenditures and anticipated liquidity requirements, including working capital requirements, our investment in the KFPC joint venture, debt payments, interest payments, benefit plan contributions and income tax obligations. However, these cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Senior Secured Credit Facilities to fund liquidity needs and enable us to service our indebtedness. At March 31, 2015, we had $39.8 million of cash and cash equivalents, which includes $11.0 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of March 31, 2015, our available borrowing capacity under the Senior Secured Credit Facilities was $175.5 million of which $20.0 million was drawn and as of the date of this filing, our available borrowing capacity was $177.7 million, of which $15.0 million was drawn. Excluding the $11.0 million of KFPC cash, our liquidity at March 31, 2015 amounted to $184.3 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made no contributions to our pension plan during the three months ended March 31, 2015. We expect our total pension plan contributions for the year ending December 31, 2015 to be $3.7 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2015, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2016 and beyond.
As of March 31, 2015, we had $37.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $0.7 million of additional cash tax expense would be incurred if this cash were repatriated.

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
Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures and fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 for further discussion.
Operating Cash Flows
Net cash used in operating activities totaled $6.5 million in the three months ended March 31, 2015 compared to $53.6 million of net cash used in operating activities in the three months ended March 31, 2014. This represents a net increase in operating cash flows of $47.1 million, which was primarily driven by changes in working capital. The net change in working capital was a use of cash of $13.2 million for the three months ended March 31, 2015 compared to a use of cash of $63.9 million for the three months ended March 31, 2014, a period-over-period increase in operating cash flows of $50.7 million. The period-over-period changes are as follows:

•	$49.7 million increase in cash flows associated with inventories of products, materials and supplies, primarily due to decreases in the costs of raw material and finished goods inventories;

•	$7.4 million increase in cash flows associated with trade accounts payable due to the timing of payments; partially offset by

•	$6.4 million net decrease in cash flows due to the timing of payments of other items, including related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $31.2 million for the three months ended March 31, 2015 and $21.2 million for the three months ended March 31, 2014, which includes $16.0 million and $5.0 million, respectively, related to capital expenditures incurred by KFPC, our 50/50 joint venture with FPCC.
Expected Capital Expenditures
We currently expect 2015 capital expenditures, excluding capital expenditures by the KFPC joint venture and capitalized interest, will be approximately $60.0 million to $65.0 million. Included in this estimate is approximately $9.6 million to comply with the boiler MACT regulations and approximately $20.0 million to $22.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2015 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.
We currently anticipate the total KFPC joint venture project construction cost will be at least $200.0 million; of which, 2015 capital expenditures will be approximately $130.0 million to $140.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to March 31, 2015, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $176.3 million (converted at the March 31, 2015 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 6 Long-Term Debt, for further discussion of the KFPC Loan Agreement.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2015 was approximately 46.8% equity, 48.5% debt and 4.7% noncontrolling interest compared to approximately 52.5% equity, 42.9% debt, and 4.6% noncontrolling interest at December 31, 2014.
Net cash used in financing activities totaled $26.7 million for the three months ended March 31, 2015 compared to $2.9 million for the three months ended March 31, 2014. In the three months ended March 31, 2015, we borrowed a net $20.0 million from the Senior Secured Credit Facilities and the KFPC joint venture drew $20.0 million on the KFPC Loan Agreement for construction funding. Partially offsetting these cash inflows, we repurchased $12.9 million (excluding trading commissions) in shares of our common stock in the three months ended March 31, 2015 as part of our share repurchase program approved in October 2014.

Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2014.There have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2015, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2014. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2015, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. On October 6, 2014, we and two of our subsidiaries, Kraton Performance Polymers Limited and NY MergerCo, LLC, were named as defendants in a lawsuit filed by LCY Chemical Corp. and its subsidiary, LCY Synthetic Rubber Corp. (together, the “LCY Parties”), in connection with the previously announced termination of the Combination Agreement. The lawsuit alleges breach of contract by Kraton and seeks payment of the $25.0 million termination fee, along with awards of unspecified compensatory, expectancy and consequential damages. The lawsuit was filed in the United States District Court for the District of Delaware. While the ultimate resolution of this lawsuit cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this lawsuit.
In January 2014, our Belpre, Ohio, facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways. Applicable authorities were notified, and cleanup activities have been completed. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.
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
On October 27, 2014, our board of directors approved a share repurchase plan of up to $50.0 million of our common stock. During the first quarter of 2015, we repurchased 662,543 shares of common stock at an average price of $19.41 per share and a total cost of $12.9 million (excluding trading commissions). As of March 31, 2015, we have repurchased a total of 1,660,623 shares of our common stock at an average price of $18.97 per share and a total cost of $31.5 million (excluding trading commissions). We are not obligated to acquire any specific number of shares of our common stock. The following table summarizes the repurchase of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
January 1 - 31, 2015	231,780	$19.60	231,780	$26.8
February 1 - 28, 2015	138,668	$19.56	138,668	$24.1
March 1 - 31, 2015	292,095	$19.19	292,095	$18.5
Total	662,543	$19.41	662,543	$18.5

Item 6.	Exhibits.

Exhibit Number
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date:	April 30, 2015	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 30, 2015	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer