Form 10-Q
period 2015-06-30
Kraton Performance Polymers, Inc.
filed 2015-07-30
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 27, 2015: 31,350,089.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2015

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
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of June 30, 2015, the related condensed consolidated statements of operations, and comprehensive income (loss), for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of changes in equity, and cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Houston, Texas
July 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,214	$53,818
Receivables, net of allowances of $302 and $245	109,361	107,432
Inventories of products	266,550	326,992
Inventories of materials and supplies	11,392	10,968
Deferred income taxes	7,149	7,247
Other current assets	32,552	24,521
Total current assets	487,218	530,978
Property, plant and equipment, less accumulated depreciation of $398,132 and $387,463	479,328	451,765
Intangible assets, less accumulated amortization of $94,506 and $88,939	46,139	49,610
Investment in unconsolidated joint venture	11,661	12,648
Debt issuance costs	5,901	7,153
Deferred income taxes	2,496	2,176
Other long-term assets	24,758	28,122
Total assets	$1,057,501	$1,082,452
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$137	$87
Accounts payable-trade	65,763	72,786
Other payables and accruals	47,586	50,888
Deferred income taxes	1,508	1,633
Due to related party	14,379	18,121
Total current liabilities	129,373	143,515
Long-term debt, net of current portion	395,343	351,785
Deferred income taxes	11,333	15,262
Other long-term liabilities	101,103	103,739
Total liabilities	637,152	614,301
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,350 shares issued and outstanding at June 30, 2015; 31,831 shares issued and outstanding at December 31, 2014	313	318
Additional paid in capital	356,578	361,342
Retained earnings	148,685	168,041
Accumulated other comprehensive loss	(123,033)	(99,218)
Total Kraton stockholders' equity	382,543	430,483
Noncontrolling interest	37,806	37,668
Total equity	420,349	468,151
Total liabilities and equity	$1,057,501	$1,082,452

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$255,908	$323,767	$517,337	$635,423
Cost of goods sold	208,472	251,687	423,340	506,270
Gross profit	47,436	72,080	93,997	129,153
Operating expenses:
Research and development	7,801	7,999	15,748	16,296
Selling, general and administrative	23,622	28,280	50,571	62,498
Depreciation and amortization	15,411	16,669	30,707	33,078
Total operating expenses	46,834	52,948	97,026	111,872
Earnings of unconsolidated joint venture	102	127	178	244
Interest expense, net	5,704	6,230	11,824	12,568
Income (loss) before income taxes	(5,000)	13,029	(14,675)	4,957
Income tax expense	993	2,161	1,059	2,283
Consolidated net income (loss)	(5,993)	10,868	(15,734)	2,674
Net loss attributable to noncontrolling interest	(429)	(275)	(714)	(560)
Net income (loss) attributable to Kraton	$(5,564)	$11,143	$(15,020)	$3,234
Earnings (loss) per common share:
Basic	$(0.18)	$0.34	$(0.48)	$0.10
Diluted	$(0.18)	$0.33	$(0.48)	$0.10
Weighted average common shares outstanding:
Basic	30,772	32,268	30,919	32,215
Diluted	30,772	32,777	30,919	32,690

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Kraton	$(5,564)	$11,143	$(15,020)	$3,234
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	9,269	1,137	(23,815)	2,936
Other comprehensive income (loss), net of tax	9,269	1,137	(23,815)	2,936
Comprehensive income (loss) attributable to Kraton	3,705	12,280	(38,835)	6,170
Comprehensive income (loss) attributable to noncontrolling interest	45	479	138	(387)
Consolidated comprehensive income (loss)	$3,750	$12,759	$(38,697)	$5,783

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	3,234	—	3,234	(560)	2,674
Other comprehensive income	—	—	—	2,936	2,936	173	3,109
Retired treasury stock from employee tax withholdings	—	(667)	—	—	(667)	—	(667)
Exercise of stock options	1	1,035	—	—	1,036	—	1,036
Non-cash compensation related to equity awards	2	6,192	—	—	6,194	—	6,194
Balance at June 30, 2014	$328	$370,150	$174,061	$(18,316)	$526,223	$40,521	$566,744
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(15,020)	—	(15,020)	(714)	(15,734)
Other comprehensive income (loss)	—	—	—	(23,815)	(23,815)	852	(22,963)
Retired treasury stock from employee tax withholdings	—	(570)	—	—	(570)	—	(570)
Retired treasury stock from share repurchases	(8)	(9,773)	(4,336)	—	(14,117)	—	(14,117)
Exercise of stock options	—	1,013	—	—	1,013	—	1,013
Non-cash compensation related to equity awards	3	4,566	—	—	4,569	—	4,569
Balance at June 30, 2015	$313	$356,578	$148,685	$(123,033)	$382,543	$37,806	$420,349

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(15,734)	$2,674
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,707	33,078
Amortization of debt premium	(86)	(80)
Amortization of debt issuance costs	1,107	1,108
Gain on disposal of property, plant and equipment	(8)	(16)
Earnings from unconsolidated joint venture, net of dividends received	185	243
Deferred income tax benefit	(3,124)	(3,565)
Share-based compensation	4,569	6,194
Decrease (increase) in:
Accounts receivable	(6,530)	(21,728)
Inventories of products, materials and supplies	50,487	(22,639)
Other assets	(7,279)	(4,827)
Increase (decrease) in:
Accounts payable-trade	(3,629)	(34,610)
Other payables and accruals	(2,502)	(2,921)
Other long-term liabilities	(490)	408
Due to related party	(3,438)	(4,877)
Net cash provided by (used in) operating activities	44,235	(51,558)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant and equipment	(28,030)	(30,503)
KFPC purchase of property, plant and equipment	(34,250)	(22,472)
Purchase of software and other intangibles	(1,140)	(1,789)
Net cash used in investing activities	(63,420)	(54,764)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	25,000	24,000
Repayments of debt	(25,000)	(24,000)
KFPC proceeds from debt	42,822	—
Capital lease payments	(65)	(4,495)
Purchase of treasury stock	(14,687)	(667)
Proceeds from the exercise of stock options	1,013	1,036
Net cash provided by (used in) financing activities	29,083	(4,126)
Effect of exchange rate differences on cash	(3,502)	467
Net increase (decrease) in cash and cash equivalents	6,396	(109,981)
Cash and cash equivalents, beginning of period	53,818	175,872
Cash and cash equivalents, end of period	$60,214	$65,891
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$4,630	$8,665
Cash paid during the period for interest, net of capitalized interest	$10,329	$11,487
Capitalized interest	$2,407	$1,352
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$2,945	$3,142
Asset acquired through capital lease	$681	$7,033

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Recently, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. We plan to adopt ASU 2015-03 in accordance with these requirements. We have assessed the impact of this new standard on our Condensed Consolidated Financial Statements and concluded that it would result in reductions related to our term loans of approximately $1.3 million, $4.0 million, and $5.3 million of other current assets, debt issuance costs, and long-term debt, respectively, as of June 30, 2015.

3. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.0 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $4.6 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively.

4. Detail of Certain Balance Sheet Accounts

	June 30, 2015	December 31, 2014
	(In thousands)
Inventories of products:
Finished products	$203,391	$253,834
Work in progress	4,033	5,552
Raw materials	59,126	67,606
Total inventories of products	$266,550	$326,992
Other payables and accruals:
Employee related	$18,683	$16,156
Interest payable	7,967	7,959
Other	20,936	26,773
Total other payables and accruals	$47,586	$50,888
Other long-term liabilities:
Pension and other postretirement benefits	$89,614	$86,605
Other	11,489	17,134
Total other long-term liabilities	$101,103	$103,739
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(45,685)	$(21,870)
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Benefit plans liability	(75,422)	(75,422)
Total accumulated other comprehensive loss	$(123,033)	$(99,218)

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 564,740 and 523,153 for the three months ended June 30, 2015 and 2014, respectively, and 550,842 and 491,612 for the six months ended June 30, 2015 and 2014, respectively. We withheld shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements totaling 919 and 9,673 for the three months ended June 30, 2015 and 2014, respectively, and 27,947 and 25,380 for the six months ended June 30, 2015 and 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.

The computation of diluted EPS excludes weighted average restricted share units of 143,817 and 128,292 for the three and six months ended June 30, 2015, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for each period. The computation of diluted EPS includes weighted average restricted share units of 85,808 and 76,595 for the three and six months ended June 30, 2014, respectively.
The computation of diluted EPS excludes weighted average performance share units of 32,498 and 34,106 for the three and six months ended June 30, 2015, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for each period. The computation of diluted earnings per share also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 279,328 for the three and six months ended June 30, 2015.
The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 1,491,348 and 841,058 for the three months ended June 30, 2015 and 2014, respectively, and 1,491,348 and 841,058 for the six months ended June 30, 2015 and 2014, respectively.
The calculations of basic and diluted EPS are as follows:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(5,564)	31,336		$11,143	32,791
Amounts allocated to unvested restricted shares	100	(564)		(178)	(523)
Amounts available to common stockholders	(5,464)	30,772	$(0.18)	10,965	32,268	$0.34
Diluted:
Amounts allocated to unvested restricted shares	(100)	564		178	523
Non participating share units	—	—		—	244
Stock options added under the treasury stock method	—	—		—	265
Amounts reallocated to unvested restricted shares	100	(564)		(175)	(523)
Amounts available to stockholders and assumed conversions	$(5,464)	30,772	$(0.18)	$10,968	32,777	$0.33

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(15,020)	31,470		$3,234	32,707
Amounts allocated to unvested restricted shares	263	(551)		(49)	(492)
Amounts available to common stockholders	(14,757)	30,919	$(0.48)	3,185	32,215	$0.10
Diluted:
Amounts allocated to unvested restricted shares	(263)	551		49	492
Non participating share units	—	—		—	207
Stock options added under the treasury stock method	—	—		—	268
Amounts reallocated to unvested restricted shares	263	(551)		(48)	(492)
Amounts available to stockholders and assumed conversions	$(14,757)	30,919	$(0.48)	$3,186	32,690	$0.10

Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program through which we may repurchase outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We plan to repurchase shares of our common stock in the open market at prevailing market prices, through privately negotiated transactions, or through a trading program under Rule 10b5-1, subject to market and business conditions, applicable legal requirements and other considerations. During the three months ended June 30, 2015, we repurchased 61,918 shares of our common stock at an average price of $19.92 per share and a total cost of $1.2 million (excluding trading commissions). From the inception of the program through June 30, 2015, we have repurchased a total of 1,722,541 shares of our common stock at an average price of $19.01 per share and a total cost of $32.7 million (excluding trading commissions). We are financing the share repurchase program through a combination of cash and debt. We are not obligated to acquire any specific number of shares of our common stock.

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
6.75% unsecured notes	$350,740	$350,825
KFPC loan agreement	43,039	—
Capital lease obligation	1,701	1,047
Total debt	395,480	351,872
Less current portion of total debt	137	87
Long-term debt	$395,343	$351,785

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
The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings, and a minimum of 1.5% and maximum of 2.0% for both U.S. and foreign LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter. For the six months ended June 30, 2015, our effective interest rate for borrowings on the Senior Secured Credit Facilities was 1.9%.
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
As of June 30, 2015, our total borrowing capacity was $168.2 million of which none was drawn. As of the date of this filing, our total borrowing capacity was $162.8 million, of which none was drawn.
6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture dated February 11, 2011 ($250.0 million senior notes) and a supplemental indenture thereto dated March 20, 2012 ($100.0 million senior notes). The indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.
Capital Lease. In January 2014, we entered into a 10 year capital lease with a principal amount of $7.0 million to fund a portion of our capital expenditures. In March 2015, this capital lease increased by $0.7 million based on final project construction costs.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $177.9 million (converted at the June 30, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $138.8 million (converted at the June 30, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.1 million (converted at the June 30, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2015, NTD 1.3 billion, or $43.0 million (converted at the June 30, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments with the first payment due on July 17, 2017 and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.

The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the six months ended June 30, 2015, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
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
Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2015, are as follows:

Principal Payments
(In thousands)
June 30:
2016	$137
2017	145
2018	8,762
2019	358,772
2020	25,997
Thereafter	927
Total debt	$394,740

See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

7. Debt Issuance Costs
We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $8.3 million and $9.5 million (of which $2.4 million and $2.3 million were included in other current assets) as of June 30, 2015 and December 31, 2014, respectively. During the year ended December 31, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. We amortized $0.6 million and $0.6 million of debt issuance costs for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.1 million of debt issuance costs for the six months ended June 30, 2015 and 2014, respectively.

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

In accordance with ASC 820, these two types of inputs have created the following fair value hierarchy:
•Level 1—Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets;

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,176	$2,176	$—	$—
Total		$2,448	$2,448	$—	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,055	$2,055	$—	$—
Total		$2,327	$2,327	$—	$—

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

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,740	$358,750	$350,825	$358,750
Capital lease obligation (significant other observable inputs – level 2)	$1,701	$1,701	$1,047	$1,047
Financial Instruments
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended June 30, 2015 and 2014, we settled these hedges and recorded a loss of $0.1 million and a loss of $0.2 million, respectively, and for the six months ended June 30, 2015 and 2014, we recorded a loss of $4.0 million and a loss of $0.4 million, respectively, which are recorded in cost of goods sold. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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

9. Income Taxes

Income tax expense was $1.0 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (19.9)% and 16.6% for the three months ended June 30, 2015 and 2014, respectively, and (7.2)% and 46.1% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the reasons set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income taxes at the statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign tax rate differential	12.3%	(22.3)%	2.0%	(29.8)%
Permanent differences	(9.7)%	5.8%	(7.0)%	24.9%
Uncertain tax positions	(3.2)%	2.0%	(2.1)%	9.5%
Valuation allowance	(55.7)%	(3.6)%	(36.7)%	(0.2)%
Other	1.4%	(0.3)%	1.6%	6.7%
Effective tax rate	(19.9)%	16.6%	(7.2)%	46.1%

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $94.7 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $3.3 million for the three months ended June 30, 2015, which includes $2.8 million related to current period net operating losses and $0.5 million related to changes in other comprehensive income (loss). We decreased our valuation allowance by $0.7 million for the three months ended June 30, 2014, which represents the utilization of net operating losses. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2015, which includes $5.4 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss). We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2014, primarily due to the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 35.9% benefit and a 21.7% expense for the three months ended June 30, 2015 and 2014, respectively, and a 29.5% benefit and a 50.2% expense for the six months ended June 30, 2015, and 2014, respectively.
As of June 30, 2015 and December 31, 2014, we had total unrecognized tax benefits of $4.7 million and $4.7 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended June 30, 2015 and 2014, we had an increase in uncertain tax positions of $0.3 million and $0.2 million, respectively, and an increase of $0.0 million and $0.5 million during the six months ended June 30, 2015, and 2014, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
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

10. Commitments and Contingencies
(a) Legal Proceedings
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $1.9 million (converted at the June 30, 2015 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

The provisions of the Combination Agreement provide for us to pay LCY a $25 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of our Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan, constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee. On July 23, 2015, LCY's lawsuit was dismissed from the Delaware federal court on jurisdictional grounds. LCY has the right to re-file its suit in Delaware state court. As of the date of this filing, they had not re-filed their suit. While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liability are as follows:

	Six months ended June 30,
	2015	2014
	(In thousands)
Beginning balance	$10,394	$10,497
Accretion expense	212	271
Obligations settled	(2)	(46)
Foreign currency translation, net	(306)	(23)
Ending Balance	$10,298	$10,699

For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a $3.6 million receivable from Shell Chemicals as of June 30, 2015 pursuant to the indemnity included in the February 2001 separation agreement, which serves to offset the related ARO asset which is included in property, plant and equipment.

(c) Production downtime
In the first quarter of 2014, we experienced weather-related downtime at our Belpre, Ohio, facility. In addition, our facility in Berre, France, experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $13.0 million of costs in the six months ended June 30, 2014 associated with these two events, of which $2.4 million was included in other payables and accruals at June 30, 2014 based on management’s estimates of the remaining costs to be incurred. No costs were incurred in the three months ended June 30, 2014.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
Retirement Plans.
The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$835	$647	$1,765	$1,400
Interest cost	1,627	1,575	3,240	3,085
Expected return on plan assets	(2,100)	(1,920)	(4,230)	(3,835)
Amortization of prior service cost	1,010	490	2,120	920
Net periodic benefit cost	$1,372	$792	$2,895	$1,570

We made contributions of $1.1 million and $3.0 million to our pension plan in the six months ended June 30, 2015 and 2014, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$137	$110	$300	$235
Interest cost	315	285	635	605
Amortization of prior service cost	180	47	380	160
Net periodic benefit cost	$632	$442	$1,315	$1,000

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
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
Performance Products	$138,134	$183,974	$272,902	$351,826
Specialty Polymers	84,580	110,463	176,254	218,809
Cariflex	33,188	29,242	68,025	64,605
Other	6	88	156	183
	$255,908	$323,767	$517,337	$635,423

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
United States	$78,465	$100,956	$162,167	$202,618
Germany	29,027	39,971	59,703	80,612
China	22,344	20,313	40,716	39,305
Japan	18,346	19,801	34,781	37,482
Thailand	10,967	10,936	23,635	27,184
Brazil	9,104	12,365	18,695	26,508
France	7,648	11,531	16,557	24,010
Malaysia	8,071	5,585	15,952	12,067
United Kingdom	8,406	10,268	15,200	18,420
Italy	7,314	7,345	14,618	17,566
Belgium	5,885	17,100	12,770	25,286
Netherlands	4,709	6,259	11,830	13,286
Sweden	4,595	6,496	7,694	10,921
Canada	3,371	4,631	7,668	8,664
South Korea	3,184	4,954	7,652	7,895
Taiwan	3,225	6,102	7,322	10,669
Mexico	3,600	4,463	7,262	8,210
Turkey	2,240	3,245	5,176	6,552
Denmark	2,636	2,456	4,746	4,292
Argentina	2,535	4,406	4,746	8,596
Austria	2,309	3,635	4,446	6,450
All other countries	$17,927	$20,949	$34,001	$38,830
	$255,908	$323,767	$517,337	$635,423
Following is a summary of long-lived assets by geographic region:

	June 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets, at cost:
United States	$511,423	$495,313
France	111,745	115,987
Taiwan	92,521	56,994
Brazil	65,105	71,970
Germany	56,509	60,022
Netherlands	31,012	29,838
China	7,325	7,273
Japan	1,641	1,637
All other countries	179	194
	$877,460	$839,228

13. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the condensed consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $8.3 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, and $14.8 million and $20.6 million for the six months ended June 30, 2015 and 2014, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended June 30, 2015. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.

14. Variable Interest Entity
We hold a variable interest in a joint venture with Formosa Petrochemical Corporation (“FPCC”) to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, Kraton Formosa Polymers Corporation (“KFPC”). Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of eighty percent of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest which provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity; and therefore, we have consolidated KFPC in our financial statements and reflected FPCC’s fifty percent ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2015 and December 31, 2014 for KFPC before intercompany eliminations. See Note 6 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	June 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$12,877	$7,993
Other current assets	4,719	2,533
Property, plant and equipment	92,384	56,904
Intangible assets	9,797	9,579
Other long-term assets	1,358	1,098
Total assets	$121,135	$78,107
Current liabilities	2,484	2,771
Long-term debt	43,039	—
Total liabilities	$45,523	$2,771

15. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions, other than the LCY case developments discussed in Note 10 Commitments and Contingencies, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2015.

16. Supplemental Guarantor Information
Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, (“the Issuers”), are co-issuers of the 6.75% senior notes due March 1, 2019. The 6.75% senior notes are fully and unconditionally guaranteed on a joint and several basis by Kraton Performance Polymers, Inc., the parent company of the Issuers, and Elastomers Holdings LLC, which is a U.S. holding company and a 100% owned subsidiary of Kraton Polymers LLC, collectively, (“the Guarantors”). Our remaining subsidiaries are not guarantors of the 6.75% senior notes. We do not believe that separate financial statements and other disclosures concerning the guarantor subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2015
(Unaudited)
(In thousands, except par value)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$282	$2,920	$57,012	$—	$60,214
Receivables, net of allowances	—	498	36,596	72,267	—	109,361
Inventories of products	—	(3,410)	152,163	117,797	—	266,550
Inventories of materials and supplies	—	—	9,674	1,718	—	11,392
Deferred income taxes	—	3,566	—	3,583	—	7,149
Other current assets	—	5,763	3,480	23,309	—	32,552
Total current assets	—	6,699	204,833	275,686	—	487,218
Property, plant and equipment, less accumulated depreciation	—	40,792	253,089	185,447	—	479,328
Intangible assets, less accumulated amortization	—	42,933	1,995	1,211	—	46,139
Investment in consolidated subsidiaries	505,576	1,396,943	—	—	(1,902,519)	—
Investment in unconsolidated joint venture	—	813	—	10,848	—	11,661
Debt issuance costs	—	3,980	1,009	912	—	5,901
Deferred income taxes	—	402	—	2,094	—	2,496
Other long-term assets	—	15,520	643,384	81,872	(716,018)	24,758
Total assets	$505,576	$1,508,082	$1,104,310	$558,070	$(2,618,537)	$1,057,501
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$137	$—	$—	$137
Accounts payable-trade	—	676	22,214	42,873	—	65,763
Other payables and accruals	—	19,756	16,400	11,430	—	47,586
Deferred income taxes	—	—	—	1,508	—	1,508
Due to related party	—	—	—	14,379	—	14,379
Total current liabilities	—	20,432	38,751	70,190	—	129,373
Long-term debt, net of current portion	—	350,740	1,564	43,039	—	395,343
Deferred income taxes	—	11,494	—	(161)	—	11,333
Other long-term liabilities	—	620,727	93,707	102,687	(716,018)	101,103
Total liabilities	—	1,003,393	134,022	215,755	(716,018)	637,152
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	313	—	—	—	—	313
Additional paid in capital	356,578	—	—	—	—	356,578
Member's equity	—	505,576	1,039,495	357,448	(1,902,519)	—
Retained earnings	148,685	—	—	—	—	148,685
Accumulated other comprehensive loss	—	(887)	(69,207)	(52,939)	—	(123,033)
Kraton stockholders' and member's equity	505,576	504,689	970,288	304,509	(1,902,519)	382,543
Noncontrolling interest	—	—	—	37,806	—	37,806
Total stockholders' and member's equity	505,576	504,689	970,288	342,315	(1,902,519)	420,349
Total liabilities and stockholders' and member's equity	$505,576	$1,508,082	$1,104,310	$558,070	$(2,618,537)	$1,057,501
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$141,534	$162,142	$(47,768)	$255,908
Cost of goods sold	—	5,301	122,493	128,446	(47,768)	208,472
Gross profit	—	(5,301)	19,041	33,696	—	47,436
Operating expenses:
Research and development	—	1,844	963	4,994	—	7,801
Selling, general and administrative	—	(450)	8,343	15,729	—	23,622
Depreciation and amortization	—	5,607	7,080	2,724	—	15,411
Total operating expenses	—	7,001	16,386	23,447	—	46,834
Earnings (loss) in consolidated subsidiaries	(5,993)	12,412	—	—	(6,419)	—
Earnings of unconsolidated joint venture	—	—	—	102	—	102
Interest expense (income), net	—	6,161	(342)	(115)	—	5,704
Income (loss) before income taxes	(5,993)	(6,051)	2,997	10,466	(6,419)	(5,000)
Income tax expense (benefit)	—	(58)	10	1,041	—	993
Consolidated net income (loss)	(5,993)	(5,993)	2,987	9,425	(6,419)	(5,993)
Net loss attributable to noncontrolling interest	—	—	—	(429)	—	(429)
Net income (loss) attributable to Kraton	$(5,993)	$(5,993)	$2,987	$9,854	$(6,419)	$(5,564)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$286,020	$321,347	$(90,030)	$517,337
Cost of goods sold	—	10,866	239,413	263,091	(90,030)	423,340
Gross profit (loss)	—	(10,866)	46,607	58,256	—	93,997
Operating expenses:
Research and development	—	1,193	1,865	12,690	—	15,748
Selling, general and administrative	—	(6,535)	22,561	34,545	—	50,571
Depreciation and amortization	—	11,245	13,981	5,481	—	30,707
Total operating expenses	—	5,903	38,407	52,716	—	97,026
Earnings (loss) in consolidated subsidiaries	(15,734)	13,645	—	—	2,089	—
Earnings of unconsolidated joint venture	—	—	—	178	—	178
Interest expense (income), net	—	12,422	(473)	(125)	—	11,824
Income (loss) before income taxes	(15,734)	(15,546)	8,673	5,843	2,089	(14,675)
Income tax expense (benefit)	—	188	(527)	1,398	—	1,059
Consolidated net income (loss)	(15,734)	(15,734)	9,200	4,445	2,089	(15,734)
Net loss attributable to noncontrolling interest	—	—	—	(714)	—	(714)
Net income (loss) attributable to Kraton	$(15,734)	$(15,734)	$9,200	$5,159	$2,089	$(15,020)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(5,993)	$(5,993)	$2,987	$9,854	$(6,419)	$(5,564)
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	—	213	—	9,056	—	9,269
Other comprehensive income, net of tax	—	213	—	9,056	—	9,269
Comprehensive income (loss) attributable to Kraton	(5,993)	(5,780)	2,987	18,910	(6,419)	3,705
Comprehensive income attributable to noncontrolling interest	—	—	—	45	—	45
Consolidated comprehensive income (loss)	$(5,993)	$(5,780)	$2,987	$18,955	$(6,419)	$3,750
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(15,734)	$(15,734)	$9,200	$5,159	$2,089	$(15,020)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	223	—	(24,038)	—	(23,815)
Other comprehensive income (loss), net of tax	—	223	—	(24,038)	—	(23,815)
Comprehensive income (loss) attributable to Kraton	(15,734)	(15,511)	9,200	(18,879)	2,089	(38,835)
Comprehensive income attributable to noncontrolling interest	—	—	—	138	—	138
Consolidated comprehensive income (loss)	$(15,734)	$(15,511)	$9,200	$(18,741)	$2,089	$(38,697)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(2,318)	$34,142	$12,411	$—	$44,235
Cash flows used in investing activities:
Proceeds from intercompany loans	—	17,213	—	—	(17,213)	—
Kraton purchase of property, plant and equipment	—	(491)	(19,779)	(7,760)	—	(28,030)
KFPC purchase of property, plant and equipment	—	—	—	(34,250)	—	(34,250)
Purchase of software and other intangibles	—	(1,094)	(46)	—	—	(1,140)
Net cash used in investing activities	—	15,628	(19,825)	(42,010)	(17,213)	(63,420)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	25,000	—	—	25,000
Repayments of debt	—	—	(25,000)	—	—	(25,000)
KFPC proceeds from debt	—	—	—	42,822	—	42,822
Capital lease payments	—	—	(65)	—	—	(65)
Purchase of treasury stock	(14,687)	—	—	—	—	(14,687)
Cash contributions from member	—	(14,687)	—	—	14,687	—
Cash distributions to member	13,674	1,013	—	—	(14,687)	—
Proceeds from the exercise of stock options	1,013	—	—	—	—	1,013
Payments on intercompany loans	—	—	(17,213)	—	17,213	—
Net cash provided by (used in) financing activities	—	(13,674)	(17,278)	42,822	17,213	29,083
Effect of exchange rate differences on cash	—	—	—	(3,502)	—	(3,502)
Net increase (decrease) in cash and cash equivalents	—	(364)	(2,961)	9,721	—	6,396
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$282	$2,920	$57,012	$—	$60,214
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014
(Unaudited)
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(15,142)	$35,993	$(72,409)	$—	$(51,558)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	15,800	—	—	(15,800)	—
Kraton purchase of property, plant and equipment	—	(384)	(23,607)	(6,512)	—	(30,503)
KFPC purchase of property, plant and equipment	—	—	—	(22,472)	—	(22,472)
Purchase of software and other intangibles	—	(1,194)	(595)	—	—	(1,789)
Net cash provided by (used in) investing activities	—	14,222	(24,202)	(28,984)	(15,800)	(54,764)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	24,000	—	—	24,000
Repayments of debt	—	—	(24,000)	—	—	(24,000)
Capital lease payments	—	—	(4,495)	—	—	(4,495)
Purchase of treasury stock	(667)	—	—	—	—	(667)
Cash contributions from member	—	—	(667)	—	667	—
Cash distributions to member	(369)	1,036	—	—	(667)	—
Proceeds from the exercise of stock options	1,036	—	—	—	—	1,036
Payments on intercompany loans	—	—	(15,800)	—	15,800	—
Net cash provided by (used in) financing activities	—	1,036	(20,962)	—	15,800	(4,126)
Effect of exchange rate differences on cash	—	—	—	467	—	467
Net increase (decrease) in cash and cash equivalents	—	116	(9,171)	(100,926)	—	(109,981)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$116	$2,621	$63,154	$—	$65,891
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

OVERVIEW
We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
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

Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Group Revenue Percentage:	2015	2014	2015	2014
Performance Products	53.9%	56.9%	52.8%	55.4%
Specialty Polymers	33.1%	34.1%	34.1%	34.4%
Cariflex	13.0%	9.0%	13.1%	10.2%

2015 Second Quarter Financial Overview

•	Sales volume was 76.2 kilotons in the second quarter of 2015 compared to 78.4 kilotons in the second quarter of 2014.

•	Revenue was $255.9 million in the second quarter of 2015 compared to $323.8 million in the second quarter of 2014.

•
Gross profit was $47.4 million in the second quarter of 2015 compared to $72.1 million in the second quarter of 2014. Adjusted gross profit (non-GAAP) was $53.2 million in the second quarter of 2015 compared to $68.0 million in the second quarter of 2014.

•	Adjusted EBITDA (non-GAAP) was $25.1 million in the second quarter of 2015 compared to $38.6 million in the second quarter of 2014.

•
Net loss attributable to Kraton was $5.6 million, or $0.18 per diluted share, in the second quarter of 2015 compared to net income of $11.1 million, or $0.33 per diluted share, in the second quarter of 2014.

•	Adjusted diluted earnings per share (non-GAAP) was $0.02 per share in the second quarter of 2015 compared to $0.33 per share in the second quarter of 2014.

•
For the second quarter of 2015 compared to the second quarter of 2014, foreign currency fluctuations had a negative impact on adjusted gross profit, adjusted EBITDA, and adjusted diluted earnings per share of $3.7 million, $2.3 million, and $0.04 per diluted share, respectively.

RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products, and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $90.9 million and $130.6 million, or 43.6% and 51.9%, of our total cost of goods sold for the three months ended June 30, 2015 and 2014, respectively, and approximately $203.6 million and $258.6 million or 48.1% and 51.1% of our total cost of goods sold for the six months ended June 30, 2015 and 2014, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue are impacted by movements in our raw material costs, as well as the cost of other inputs.
The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for each of these monomers decreased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.
We use the first-in, first-out (FIFO) basis of accounting for inventory and cost of goods sold and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (“ECRC”). Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations, we provide the spread between FIFO and ECRC.

•	In the three and six months ended June 30, 2015, reported results under FIFO were lower than results would have been on an ECRC basis by $5.8 million and $39.2 million, respectively; and

•	In the three and six months ended June 30, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $4.3 million and $8.3 million, respectively.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions.

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Geography:	2015	2014	2015	2014
Americas	38.2%	39.3%	39.1%	40.2%
Europe, Middle East and Africa	33.3%	38.2%	33.2%	36.9%
Asia Pacific	28.5%	22.5%	27.7%	22.9%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $3.0 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and pre-tax losses of $3.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. The primary driver for the increase in our pre-tax currency losses was the change in foreign exchange rates between the Euro and U.S. Dollar, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.
Seasonality. Seasonal changes and weather conditions typically affect our Performance Products sales into paving and roofing applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other markets tend to show relatively little seasonality.
Recent Developments
Turnaround Activity and Unplanned Production Issues. Due to unforeseen production issues at our Wesseling, Germany, facility and to a lesser extent, a delayed restart following a major turnaround at our Berre, France, facility, we lost approximately seven kilotons of SBS production. As a result, we had to implement an allocation of products to our contractual SBS customers in Europe and were unable to fulfill incremental volumes to paving and roofing customers. These issues negatively impacted gross profit by approximately $5.0 million for the three and six months ended June 30, 2015. Additionally, we encountered a production issue on one line at our Belpre, Ohio, facility, which adversely impacted gross profit by an additional $2.5 million. The aggregate $7.5 million impact of these specific operational issues, in conjunction with $5.7 million of higher turnaround costs primarily driven by the Berre turnaround, negatively impacted adjusted gross profit and adjusted EBITDA by $13.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Outlook
We currently estimate that our results in the third quarter of 2015 will reflect a minimal spread between FIFO and ECRC. Taking supply and demand fundamentals into consideration, we currently expect relative stability in butadiene prices over the next year. We believe the current raw material price environment is positive for our business, as lower average selling prices, in combination with the performance qualities of Kraton's product offering, provide a strong value proposition relative to competing materials. Furthermore, while the strengthening of the U.S. Dollar against the Euro has created headwinds in terms of the translation effect, from a business standpoint, it is improving the competitive dynamics of our manufacturing plants in Europe relative to Asian producers who are exporting into Europe.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue
Revenue was $255.9 million for the three months ended June 30, 2015 compared to $323.8 million for the three months ended June 30, 2014, a decrease of $67.9 million or 21.0%. Excluding the $26.1 million negative effect from currency movements, revenue declined $41.8 million, or 12.9%, with $33.6 million of the decline attributable to lower average selling prices reflective of lower average raw material costs, and $8.2 million resulting from lower sales volumes. Second quarter 2015 sales volumes were 76.2 kilotons, a decline of 2.2 kilotons compared to the second quarter of 2014, as higher sales volumes in the CariflexTM business were more than offset by lower sales volume in Specialty Polymers. Sales volumes in Performance Products were relatively flat compared to the second quarter 2014, despite losing approximately seven kilotons of production as a result of the previously announced operational issues at our Wesseling and Berre facilities, which limited our ability to fully supply SBS product to our customers in Europe.
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $33.2 million for the three months ended June 30, 2015 compared to $29.2 million for the three months ended June 30, 2014, an increase of $3.9 million, or 13.5%. Excluding a $2.5 million negative effect from currency fluctuations, revenue would have increased $6.4 million, or 22.0%. Cariflex sales volumes increased 26.0% compared to the second quarter 2014, largely driven by higher sales into surgical glove applications.

•
Specialty Polymers revenue was $84.6 million for the three months ended June 30, 2015 compared to $110.5 million for the three months ended June 30, 2014. The $25.9 million, or 23.4%, revenue decline (a decline of $20.2 million, or 18.3%, excluding a $5.7 million negative effect from currency fluctuations) was due to a 12.7% decline in sales volumes and lower average selling prices reflective of lower raw material costs. The decline in sales volume was due to lower sales into lubricant additive applications resulting from inventory reduction measures by a significant customer, and, to a lesser extent, lower sales into personal care applications. Partially offsetting these declines were higher sales into medical and industrial applications.

•
Performance Products revenue was $138.1 million for the three months ended June 30, 2015 compared to $184.0 million for the three months ended June 30, 2014. The $45.8 million, or 24.9%, revenue decline (a decline of $27.9 million, or 15.2%, excluding a $17.9 million negative effect from currency fluctuations) was due to lower average selling prices reflective of lower raw material costs. Sales volumes were relatively flat despite the aforementioned seven kilotons of lost production at the Wesseling and Berre facilities, with higher sales into roofing applications in Europe and North America offset by lower sales into paving applications in Europe.

Cost of Goods Sold
Cost of goods sold was $208.5 million for the three months ended June 30, 2015 compared to $251.7 million for the three months ended June 30, 2014. The $43.2 million, or 17.2%, decrease was largely driven by a $21.4 million positive effect from currency fluctuations, a $27.1 million reduction in raw material costs, and a $7.2 million decrease due to lower sales volumes. These decreases were partially offset by $5.7 million of higher turnaround costs driven by a statutory six-year turnaround at our Berre, France, facility, $2.5 million of higher costs related to an inventory write-down resulting from an operational issue at our Belpre, Ohio, facility and $4.3 million of higher other manufacturing costs which are primarily timing related.
Gross Profit
Gross profit was $47.4 million for the three months ended June 30, 2015 compared to $72.1 million for the three months ended June 30, 2014. Gross profit as a percentage of revenue was 18.5% and 22.3% for the three months ended June 30, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $7.8 million for the three months ended June 30, 2015 compared to $8.0 million for the three months ended June 30, 2014, a decrease of $0.2 million, or 2.5%, which includes a $0.5 million positive effect from currency fluctuations. Research and development expenses were 3.0% and 2.5% of revenue for the three months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses were $23.6 million for the three months ended June 30, 2015 compared to $28.3 million for the three months ended June 30, 2014, a decrease of $4.7 million, or 16.5%. This decrease was primarily due to a $3.3 million reduction in transaction and acquisition related costs and a $1.0 million positive effect from currency fluctuations. Selling, general and administrative expenses were 9.2% and 8.7% of revenue for the three months ended June 30, 2015 and 2014.
Depreciation and amortization was $15.4 million for the three months ended June 30, 2015 compared to $16.7 million for the three months ended June 30, 2014, a decrease of $1.3 million or 7.5%, primarily due to a $0.7 million positive effect from currency fluctuations.
Interest expense, net
Interest expense, net was $5.7 million for the three months ended June 30, 2015 compared to $6.2 million for the three months ended June 30, 2014, a decrease of $0.5 million or 8.4%. The decrease is primarily due to higher capitalized interest related to ongoing capital projects in the second quarter 2015 compared with the second quarter 2014.
Income tax expense
Income tax expense was $1.0 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (19.9)% and 16.6% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate differed from the U.S. corporate statutory tax rate of 35.0% due to permanent differences and losses generated in the U.S. tax jurisdiction for which a full valuation allowance has been provided, as well as uncertain tax positions and the mix of pre-tax income or loss earned in foreign jurisdictions. See Note 9 Income Taxes, for further information.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $94.7 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $3.3 million for the three months ended June 30, 2015 which includes $2.8 million related to current period net operating losses and $0.5 million related to changes in other comprehensive income (loss). We decreased our valuation allowance by $0.7 million for the three months ended June 30, 2014, which represents the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 35.9% benefit and a 21.7% expense for the three months ended June 30, 2015 and 2014, respectively.
Net income (loss) attributable to Kraton
Net loss attributable to Kraton was $5.6 million or $0.18 per diluted share for the three months ended June 30, 2015, a decrease of $16.7 million compared to net income of $11.1 million or $0.33 per diluted share for the three months ended June 30, 2014. Net loss for the three months ended June 30, 2015 was negatively impacted by the following items, net of tax:

•	Turnaround activity and unplanned production issues of $13.2 million or $0.42 per diluted share

•	Negative spread between FIFO and ECRC of $5.5 million or $0.17 per diluted share

•	Transaction and acquisition related costs of $0.5 million or $0.02 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.3 million or $0.01 per diluted share.
Net income for the three months ended June 30, 2014 was negatively impacted by the following items, net of tax:

•	Transaction and acquisition related costs of $3.8 million or $0.11 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.2 million or $0.01 per diluted share.
In addition, net income for the three months ended June 30, 2014 was positively impacted by the following item, net of tax:

•	Positive spread between FIFO and ECRC of $4.3 million or $0.12 per diluted share.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Revenue
Revenue was $517.3 million for the six months ended June 30, 2015 compared to $635.4 million for the six months ended June 30, 2014, a decline of $118.1 million or 18.6%. Excluding the $48.7 million negative effect from currency movements, revenue declined $69.4 million, or 10.9%, with $60.3 million of the decline driven by lower average selling prices reflective of lower average raw material costs, and $9.1 million resulting from lower sales volumes. Sales volumes were 150.6 kilotons for the six months ended June 30, 2015, a decline of 2.1 kilotons compared to the six months ended June 30, 2014, as higher sales volumes in the CariflexTM business were more than offset by lower sales volume in Specialty Polymers. Sales volumes in Performance Products were relatively flat compared to the six months ended June 30, 2014, despite losing approximately seven kilotons of production as a result of the previously announced operational issues at our Wesseling and Berre facilities, which limited our ability to fully supply SBS product to our customers in Europe during the second quarter 2015.
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $68.0 million for the six months ended June 30, 2015 compared to $64.6 million for the six months ended June 30, 2014, an increase of $3.4 million or 5.3%. Excluding a $4.5 million negative effect from currency fluctuations, revenue would have increased $8.0 million, or 12.3%. Cariflex sales volumes increased 13.6% compared to the six months ended June 30, 2014, driven primarily by higher sales into surgical glove applications.

•
Specialty Polymers revenue was $176.3 million for the six months ended June 30, 2015 compared to $218.8 million for the six months ended June 30, 2014. The $42.6 million or 19.4% revenue decline (a decline of $31.4 million or 14.3% excluding a $11.2 million negative effect from currency fluctuations) was due to an 8.8% decline in sales volumes and lower average selling prices reflective of lower raw material costs. The decline in sales volume was due to lower sales into lubricant additive applications resulting from inventory reduction measures by a significant customer, and, to a lesser extent, lower sales into personal care applications. Partially offsetting these declines were higher sales into medical, industrial, adhesive & coating, and protective film applications.

•
Performance Products revenue was $272.9 million for the six months ended June 30, 2015 compared to $351.8 million for the six months ended June 30, 2014. The $78.9 million or 22.4% revenue decline (a decline of $45.9 million or 13.0% excluding a $33.0 million negative effect from currency fluctuations) was due to lower average selling prices reflective of lower raw material costs, partially offset by a modest increase in sales volume despite the aforementioned seven kilotons of lost production at our Wesseling and Berre facilities. The increase in sales volume was driven by higher sales into roofing and personal care applications largely offset by lower paving volume in Europe and South America.

Cost of Goods Sold
Cost of goods sold was $423.3 million for the six months ended June 30, 2015 compared to $506.3 million for the six months ended June 30, 2014. The $82.9 million, or 16.4%, decrease was largely driven by a $42.0 million positive effect from currency fluctuations, a $33.1 million reduction in raw material costs, an $8.5 million decrease due to lower sales volumes, and a $12.7 million decrease due to the absence of the weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility that occurred in the first quarter of 2014. These decreases were partially offset by $6.6 million of higher turnaround costs driven by a statutory six-year turnaround at our Berre, France, facility, $2.5 million of higher costs related to an inventory write-down resulting from an operational issue at our Belpre, Ohio, facility and $4.3 million of higher other manufacturing costs that are primarily timing related.
Gross Profit
Gross profit was $94.0 million for the six months ended June 30, 2015 compared to $129.2 million for the six months ended June 30, 2014. Gross profit as a percentage of revenue was 18.2% and 20.3% for the six months ended June 30, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $15.7 million for the six months ended June 30, 2015 compared to $16.3 million for the six months ended June 30, 2014, a decrease of $0.5 million, or 3.4%, which includes a $1.0 million positive effect from currency fluctuations. Research and development expenses were 3.0% and 2.6% of revenue for the six months ended June 30, 2015 and 2014, respectively.

Selling, general and administrative expenses were $50.6 million for the six months ended June 30, 2015 compared to $62.5 million for the six months ended June 30, 2014, a decrease of $11.9 million or 19.1%. This decrease was primarily due to a $12.2 million reduction in transaction and acquisition related costs and a $1.9 million positive effect from currency fluctuations, partially offset by a $2.2 million increase in professional fees. Selling, general and administrative expenses was 9.8% of revenue for both the six months ended June 30, 2015 and 2014.
Depreciation and amortization was $30.7 million for the six months ended June 30, 2015 compared to $33.1 million for the six months ended June 30, 2014, a decrease of $2.4 million or 7.2%, primarily due to a $1.2 million positive effect from currency fluctuations.
Interest expense, net
Interest expense, net was $11.8 million for the six months ended June 30, 2015 compared to $12.6 million for the six months ended June 30, 2014, a decrease of $0.7 million or 5.9%. The decrease is primarily due to higher capitalized interest related to ongoing capital projects in the six months ended June 30, 2015 compared with the six months ended June 30, 2014.
Income tax expense
Income tax expense was $1.1 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate was (7.2)% and 46.1% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate differed from the U.S. corporate statutory tax rate of 35.0% primarily due to permanent differences and losses generated in the U.S. tax jurisdiction for which a full valuation allowance has been provided, as well as uncertain tax positions and the mix of pre-tax income or loss earned in foreign jurisdictions. See Note 9 Income Taxes, for further information.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, a valuation allowance of $94.7 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $4.3 million for the six months ended June 30, 2015, which includes $5.4 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss). We decreased our valuation allowance by $0.2 million for the six months ended June 30, 2014, primarily due to the utilization of net operating losses. Excluding the change in our valuation allowance, our effective tax rate would have been a 29.5% benefit and a 50.2% expense for the six months ended June 30, 2015 and 2014, respectively.
Net income (loss) attributable to Kraton
Net loss attributable to Kraton was $15.0 million or $0.48 per diluted share for the six months ended June 30, 2015, a decrease of $18.3 million compared to net income of $3.2 million or $0.10 per diluted share for the six months ended June 30, 2014. Net loss for the six months ended June 30, 2015 was negatively impacted by the following items, net of tax:

•	Turnaround activity and unplanned production issues of $13.2 million or $0.42 per diluted share

•	Negative spread between FIFO and ECRC of $37.9 million or $1.20 per diluted share

•	Restructuring and other charges of $0.9 million or $0.03 per diluted share

•	Transaction and acquisition related costs of $0.8 million or $0.03 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.5 million or $0.01 per diluted share.
In addition, net loss for the six months ended June 30, 2015 was positively impacted by the following item, net of tax:

•	An additional insurance recovery related to the first quarter 2014 Belpre production downtime of $0.2 million or $0.01 per diluted share.
Net income for the six months ended June 30, 2014 was negatively impacted by the following items, net of tax:

•	Transaction and acquisition related costs of $13.0 million or $0.39 per diluted share

•	Production downtime at our Belpre, Ohio and Berre, France facilities of $13.0 million or $0.39 per diluted share

•	Restructuring and other charges of $0.5 million or $0.02 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.4 million or $0.01 per diluted share.
In addition, net income for the six months ended June 30, 2014 was positively impacted by the following item, net of tax:

•	Positive spread between FIFO and ECRC of $8.3 million or $0.25 per diluted share.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Adjusted Gross Profit (1) (2)	$53,245	$68,002	$133,242	$134,172
EBITDA (3)	$16,115	$35,928	$27,856	$50,603
Adjusted EBITDA (1) (4)	$25,131	$38,580	$74,380	$76,074
Adjusted Diluted Earnings Per Share (1) (2)	$0.02	$0.33	$0.78	$0.66
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
We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gross profit	$47,436	$72,080	$93,997	$129,153
Add (deduct):
Restructuring and other charges (a)	53	67	81	558
Production downtime (b)	(171)	—	(328)	12,413
Non-cash compensation expense	117	155	274	372
Spread between FIFO and ECRC	5,810	(4,300)	39,218	(8,324)
Adjusted gross profit	$53,245	$68,002	$133,242	$134,172
 ____________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)
Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2015, the reduction in costs is due to additional insurance recoveries related to the Belpre production downtime.

We reconcile consolidated net loss to EBITDA and Adjusted EBITDA as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss) attributable to Kraton	$(5,564)	$11,143	$(15,020)	$3,234
Net loss attributable to noncontrolling interest	(429)	(275)	(714)	(560)
Consolidated net income (loss)	(5,993)	10,868	(15,734)	2,674
Add:
Interest expense, net	5,704	6,230	11,824	12,568
Income tax expense	993	2,161	1,059	2,283
Depreciation and amortization	15,411	16,669	30,707	33,078
EBITDA	16,115	35,928	27,856	50,603
Add (deduct):
Restructuring and other charges (a)	147	132	966	653
Transaction and acquisition related costs (b)	502	3,807	830	13,043
Production downtime (c)	(101)	—	(209)	13,013
KFPC startup costs (d)	698	433	1,150	892
Non-cash compensation expense (e)	1,960	2,580	4,569	6,194
Spread between FIFO and ECRC	5,810	(4,300)	39,218	(8,324)
Adjusted EBITDA	$25,131	$38,580	$74,380	$76,074
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily in cost of goods sold in 2014.

(b)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses. In 2014, primarily professional fees related to the terminated Combination Agreement with LCY.

(c)
Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2014, $12.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses. In 2015, the reduction in costs is due to additional insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(e)
For the three months ended June 30, 2015 and 2014, respectively, $1.7 million and $2.2 million is recorded in selling, general and administrative expenses, $0.2 million and $0.2 million is recorded in research and development expenses, and $0.1 million and $0.2 million is recorded in cost of goods sold. For the six months ended June 30, 2015 and 2014, respectively, $3.9 million and $5.3 million is recorded in selling, general and administrative expenses, $0.4 million and $0.5 million is recorded in research and development expenses, and $0.3 million and $0.4 million is recorded in cost of goods sold.

We reconcile GAAP Loss Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
GAAP Earnings (Loss) Per Diluted Share	$(0.18)	$0.33	$(0.48)	$0.10
Restructuring and other charges (a)	—	—	0.03	0.02
Transaction and acquisition related costs (b)	0.02	0.11	0.03	0.39
Production downtime (c)	—	—	(0.01)	0.39
KFPC startup costs (d)	0.01	0.01	0.01	0.01
Spread between FIFO and ECRC	0.17	(0.12)	1.20	(0.25)
Adjusted Earnings Per Diluted Share	$0.02	$0.33	$0.78	$0.66
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily in cost of goods sold in 2014.

(b)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses. In 2014, primarily professional fees related to the terminated Combination Agreement with LCY.

(c)
Weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility which are primarily recorded in cost of goods sold. In 2015, the reduction in costs is due to additional insurance recoveries related to the Belpre production downtime, which are recorded in cost of goods sold.

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
The Senior Secured Credit Facilities are principally secured by receivables and inventory, and borrowing availability under the facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security. The Senior Secured Credit Facilities include a $100.0 million uncommitted accordion feature that, subject to borrowing base availability and approval of the bank syndicate, could increase aggregate availability to $350.0 million. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The Senior Secured Credit Facilities terminate on March 27, 2018; however, we may, from time to time, request that the lenders extend the maturity of their commitments provided that at no time shall there be more than four maturity dates under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the Senior Secured Credit Facilities contain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the Senior Secured Credit Facilities at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness. At June 30, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. For additional information regarding our Senior Secured Credit Facilities, see “Senior Secured Credit Facilities” in Note 6 Long-Term Debt, which is incorporated herein by reference.
Description of 6.75% Senior Notes due 2019
Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. Prior to March 1, 2015, we may redeem all or a part of the senior notes, at a redemption price equal to 100.0% of the principal amount of the senior notes redeemed plus the applicable premium as of such date, plus accrued and unpaid interest, if any, to the applicable redemption date. After March 1, 2015, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000% of the principal amount in 2015, 2016 and 2017 and thereafter, respectively. At June 30, 2015, we were in compliance with the covenants under the indenture governing our 6.75% senior notes. For additional information regarding our 6.75% senior notes, see “6.75% Senior Notes due 2019” in Note 6 Long-Term Debt, which is incorporated herein by reference.
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $177.9 million (converted at the June 30, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $138.8 million (converted at the June 30, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.1 million (converted at the June 30, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2015, NTD 1.3 billion, or $43.0 million (converted at the June 30, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.

The total outstanding principal amount is payable in six semi-annual installments with the first payment due on July 17, 2017 and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 commencing in 2014, which will decrease over time to 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million commencing in 2014, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At June 30, 2015, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 6 Long-Term Debt, which is incorporated herein by reference.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Senior Secured Credit Facilities to fund liquidity needs and enable us to service our indebtedness. At June 30, 2015, we had $60.2 million of cash and cash equivalents, which includes $12.9 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of June 30, 2015, our available borrowing capacity under the Senior Secured Credit Facilities was $168.2 million of which none was drawn and as of the date of this filing, our available borrowing capacity was $162.8 million, of which none was drawn. Excluding the $12.9 million of KFPC cash, our liquidity at June 30, 2015 amounted to $215.5 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $1.1 million to our pension plan in the six months ended June 30, 2015 and $3.0 million in the six months ended June 30, 2014. We expect our total pension plan contributions for the year ending December 31, 2015 to be $1.8 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2015, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2016 and beyond.
As of June 30, 2015, we had $57.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.1 million of additional cash tax expense would be incurred if this cash were repatriated.
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
Operating Cash Flows
Net cash provided by operating activities totaled $44.2 million in the six months ended June 30, 2015 compared to $51.6 million of net cash used in operating activities in the six months ended June 30, 2014. This represents a net increase in operating cash flows of $95.8 million, which was primarily driven by changes in working capital. The net change in working capital provided cash flows of $26.6 million for the six months ended June 30, 2015 compared to a use of cash of $91.2 million for the six months ended June 30, 2014, a period-over-period increase in operating cash flows of $117.8 million. The period-over-period changes are as follows:

•
$73.1 million increase in cash flows associated with inventories of products, materials and supplies, primarily due to decreases in the costs of raw material and finished goods inventories, and, to a lesser extent, lower inventory volumes;

•	$31.0 million increase in cash flows associated with trade accounts payable due to the timing of payments; and a

•	$13.7 million net increase in cash flows due to the timing of payments of other items, including accounts receivable, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $63.4 million for the six months ended June 30, 2015 and $54.8 million for the six months ended June 30, 2014, which includes $34.3 million and $22.5 million, respectively, related to capital expenditures incurred by KFPC, our 50/50 joint venture with FPCC.
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
We currently anticipate the total KFPC joint venture project construction cost will be approximately $215.0 million; of which, 2015 capital expenditures will be approximately $130.0 million to $140.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to June 30, 2015, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $177.9 million (converted at the June 30, 2015 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 6 Long-Term Debt, for further discussion of the KFPC Loan Agreement.
Financing Cash Flows
Our consolidated capital structure as of June 30, 2015 was approximately 46.9% equity, 48.4% debt and 4.7% noncontrolling interest compared to approximately 52.5% equity, 42.9% debt, and 4.6% noncontrolling interest at December 31, 2014.
Net cash provided by financing activities totaled $29.1 million for the six months ended June 30, 2015 compared to net cash used in financing activities of $4.1 million for the six months ended June 30, 2014. In the six months ended June 30, 2015, the KFPC joint venture drew $42.8 million on the KFPC Loan Agreement for construction funding partially offset by cash outflows of $14.1 million (excluding trading commissions) for repurchases of shares of our common stock as part of our share repurchase program approved in October 2014.

Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2015, other than operating leases.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2015, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to a number of contingencies, including litigation, from time to time. On October 6, 2014, we and two of our subsidiaries, Kraton Performance Polymers Limited and NY MergerCo, LLC, were named as defendants in a lawsuit filed by LCY Chemical Corp. and its subsidiary, LCY Synthetic Rubber Corp. (together, the “LCY Parties”), in connection with the previously announced termination of the Combination Agreement. The lawsuit alleges breach of contract by Kraton and seeks payment of a $25.0 million termination fee, along with awards of unspecified compensatory, expectancy and consequential damages. The lawsuit was filed in the United States District Court for the District of Delaware. On July 23, 2015, LCY's lawsuit was dismissed from the Delaware federal court on jurisdictional grounds. LCY has the right to re-file its suit in Delaware state court. As of the date of this filing, they had not re-filed their suit. While the ultimate resolution of this lawsuit cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this lawsuit.
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
On October 27, 2014, our board of directors approved a share repurchase plan of up to $50.0 million of our common stock. During the second quarter of 2015, we repurchased 61,918 shares of common stock at an average price of $19.92 per share and a total cost of $1.2 million (excluding trading commissions). As of June 30, 2015, we have repurchased a total of 1,722,541 shares of our common stock at an average price of $19.01 per share and a total cost of $32.7 million (excluding trading commissions). We are not obligated to acquire any specific number of shares of our common stock. The following table summarizes the repurchase of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2015	61,918	$19.92	61,918	$17.3
Total	61,918	$19.92	61,918	$17.3

No shares were repurchased in the months of May and June, 2015.

Item 6.	Exhibits.

Exhibit Number
10.1*
Amendment to Operating Production Agreement effective as of June 12, 2015 between LyondellBasell Services France SAS (successor by assignment of Compagnie Petrochimique de Berre SAS), Kraton Polymers France SAS and Kraton Polymers Nederland B.V. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.2*
Amended and Restated 1,3-Butadiene Supply Agreement effective as of June 12, 2015 between Basell Polyolefins France SAS and Kraton Polymers Nederland B.V. (Berre) (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date:	July 30, 2015	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 30, 2015	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer