Form 10-Q
period 2015-09-30
Kraton Performance Polymers, Inc.
filed 2015-10-29
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of October 26, 2015: 30,523,598.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; our anticipated close of the pending acquisition of Arizona Chemical Holdings Corporation (“Arizona Chemical”); our ability to access adequate financing in order to fund the purchase price for the pending acquisition of all of the outstanding capital stock of Arizona Chemical (the “Arizona Chemical Acquisition”); debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated 2015 capital expenditures, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2015; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis—Results of Operations—Outlook” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•	failure to successfully close the Arizona Chemical Acquisition, or significant delays in closing the Arizona Chemical Acquisition;

•	failure to successfully integrate the business of Arizona Chemical, following the anticipated closing of the Arizona Chemical Acquisition;

•	failure to successfully achieve the expected synergies or significant delays in achieving such expected synergies in connection with the Arizona Chemical Acquisition;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	conditions in the global economy and capital markets;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•	significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock;

•	competition from other producers of styrenic block copolymers and from producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	a major failure of our information systems, which could harm our business;

•	seasonality in our business, particularly for sales into paving and roofing applications;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our current and future indebtedness;

•	financial and operating constraints related to our indebtedness;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	lawsuits arising from the termination of the Combination Agreement with LCY Chemical Corp.;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	we may have additional tax liabilities;

•	our formation of a joint venture to expand hydrogenated styrenic block copolymers capacity in Asia;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;

•	domestic or international natural disasters or terrorist attacks may disrupt our operations;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
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

Presentation of Financial Statements
The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. (“KPPI”) and its consolidated subsidiaries.
This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive loss, and cash flows of Kraton. KPPI is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of September 30, 2015, the related condensed consolidated statements of operations, and comprehensive loss, for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related condensed consolidated statements of changes in equity, and cash flows for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Houston, Texas
October 29, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,799	$53,818
Receivables, net of allowances of $263 and $245	110,803	107,432
Inventories of products	264,105	326,992
Inventories of materials and supplies	11,345	10,968
Deferred income taxes	6,976	7,247
Other current assets	27,275	24,521
Total current assets	484,303	530,978
Property, plant and equipment, less accumulated depreciation of $376,294 and $387,463	493,711	451,765
Intangible assets, less accumulated amortization of $97,295 and $88,939	43,360	49,610
Investment in unconsolidated joint venture	11,725	12,648
Debt issuance costs	6,992	7,153
Deferred income taxes	2,973	2,176
Other long-term assets	21,335	28,122
Total assets	$1,064,399	$1,082,452
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$139	$87
Accounts payable-trade	64,169	72,786
Other payables and accruals	66,604	50,888
Deferred income taxes	1,549	1,633
Due to related party	15,396	18,121
Total current liabilities	147,857	143,515
Long-term debt, net of current portion	404,799	351,785
Deferred income taxes	12,693	15,262
Other long-term liabilities	103,107	103,739
Total liabilities	668,456	614,301
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 30,524 shares issued and outstanding at September 30, 2015; 31,831 shares issued and outstanding at December 31, 2014	305	318
Additional paid in capital	347,462	361,342
Retained earnings	151,092	168,041
Accumulated other comprehensive loss	(138,005)	(99,218)
Total Kraton stockholders' equity	360,854	430,483
Noncontrolling interest	35,089	37,668
Total equity	395,943	468,151
Total liabilities and equity	$1,064,399	$1,082,452

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$269,012	$318,971	$786,349	$954,394
Cost of goods sold	201,202	255,147	624,542	761,417
Gross profit	67,810	63,824	161,807	192,977
Operating expenses:
Research and development	7,597	7,440	23,345	23,736
Selling, general and administrative	26,917	16,374	77,488	78,872
Depreciation and amortization	16,145	16,552	46,852	49,630
Total operating expenses	50,659	40,366	147,685	152,238
Earnings of unconsolidated joint venture	95	80	273	324
Interest expense, net	6,151	6,099	17,975	18,667
Income (loss) before income taxes	11,095	17,439	(3,580)	22,396
Income tax expense	3,076	1,122	4,135	3,405
Consolidated net income (loss)	8,019	16,317	(7,715)	18,991
Net loss attributable to noncontrolling interest	(427)	(298)	(1,141)	(858)
Net income (loss) attributable to Kraton	$8,446	$16,615	$(6,574)	$19,849
Earnings (loss) per common share:
Basic	$0.27	$0.51	$(0.21)	$0.61
Diluted	$0.27	$0.50	$(0.21)	$0.60
Weighted average common shares outstanding:
Basic	30,503	32,315	30,779	32,249
Diluted	30,849	32,600	30,779	32,590

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to Kraton	$8,446	$16,615	$(6,574)	$19,849
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	(14,972)	(28,587)	(38,787)	(25,651)
Other comprehensive loss, net of tax	(14,972)	(28,587)	(38,787)	(25,651)
Comprehensive loss attributable to Kraton	(6,526)	(11,972)	(45,361)	(5,802)
Comprehensive loss attributable to noncontrolling interest	(2,717)	(1,092)	(2,579)	(1,479)
Consolidated comprehensive loss	$(9,243)	$(13,064)	$(47,940)	$(7,281)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	19,849	—	19,849	(858)	18,991
Other comprehensive loss	—	—	—	(25,651)	(25,651)	(621)	(26,272)
Retired treasury stock from employee tax withholdings	—	(704)	—	—	(704)	—	(704)
Exercise of stock options	1	1,428	—	—	1,429	—	1,429
Non-cash compensation related to equity awards	2	8,466	—	—	8,468	—	8,468
Balance at September 30, 2014	$328	$372,780	$190,676	$(46,903)	$516,881	$39,429	$556,310
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(6,574)	—	(6,574)	(1,141)	(7,715)
Other comprehensive loss	—	—	—	(38,787)	(38,787)	(1,438)	(40,225)
Retired treasury stock from employee tax withholdings	—	(570)	—	—	(570)	—	(570)
Retired treasury stock from share repurchases	(16)	(20,930)	(10,375)	—	(31,321)	—	(31,321)
Exercise of stock options	1	1,021	—	—	1,022	—	1,022
Non-cash compensation related to equity awards	2	6,599	—	—	6,601	—	6,601
Balance at September 30, 2015	$305	$347,462	$151,092	$(138,005)	$360,854	$35,089	$395,943

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(7,715)	$18,991
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,852	49,630
Amortization of debt premium	(130)	(121)
Amortization of debt issuance costs	1,668	1,665
Gain on disposal of property, plant and equipment	(60)	(33)
Earnings from unconsolidated joint venture, net of dividends received	90	163
Deferred income tax benefit	(2,270)	(3,222)
Share-based compensation	6,601	8,468
Decrease (increase) in:
Accounts receivable	(9,693)	(11,179)
Inventories of products, materials and supplies	50,462	(28,796)
Other assets	(2,022)	(4,606)
Increase (decrease) in:
Accounts payable-trade	(2,988)	(30,007)
Other payables and accruals	1,548	(5,915)
Other long-term liabilities	1,536	(4,937)
Due to related party	(2,306)	(8,878)
Net cash provided by (used in) operating activities	81,573	(18,777)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant and equipment	(42,384)	(47,539)
KFPC purchase of property, plant and equipment	(46,097)	(33,807)
Purchase of software and other intangibles	(1,763)	(2,724)
Net cash used in investing activities	(90,244)	(84,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	30,000	29,000
Repayments of debt	(30,000)	(29,000)
KFPC proceeds from debt	55,622	—
Capital lease payments	(99)	(6,007)
Purchase of treasury stock	(31,891)	(704)
Proceeds from the exercise of stock options	1,022	1,429
Debt issuance costs	—	(485)
Net cash provided by (used in) financing activities	24,654	(5,767)
Effect of exchange rate differences on cash	(6,002)	(4,971)
Net increase (decrease) in cash and cash equivalents	9,981	(113,585)
Cash and cash equivalents, beginning of period	53,818	175,872
Cash and cash equivalents, end of period	$63,799	$62,287
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$5,435	$9,267
Cash paid during the period for interest, net of capitalized interest	$21,690	$23,053
Capitalized interest	$3,342	$2,214
Supplemental non-cash disclosures:
Property, plant and equipment accruals	$16,023	$6,057
Asset acquired through capital lease	$681	$7,033

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Description of our Business. We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care and food contact. We believe the versatility of Cariflex products provides opportunities for new, differentiated applications.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. Recently, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. We plan to adopt ASU 2015-03 in accordance with these requirements. We have assessed the impact of this new standard on our Condensed Consolidated Financial Statements and concluded that it would result in reductions of approximately $1.3 million, $5.3 million, and $6.6 million of other current assets, debt issuance costs, and long-term debt, respectively, as of September 30, 2015.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our consolidated financial statements are not yet known.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This includes recording in the reporting period the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. We plan to adopt this new standard in association with the pending Arizona Chemical Acquisition.

3. Pending Acquisition of Arizona Chemical
On September 27, 2015, Kraton Polymers LLC, one of our wholly owned subsidiaries, entered into a stock purchase agreement with Arizona Chemical, a leading global producer of high-value performance products and specialty chemicals derived from renewable raw materials, and AZC Holding Company LLC, the sole stockholder of Arizona Chemical Holdings Corporation (“Arizona Chemical”). Pursuant to the stock purchase agreement, we agreed to acquire all of the outstanding capital stock of Arizona Chemical for a cash purchase price of $1,370.0 million, subject to adjustment for cash and indebtedness at closing, as well as an adjustment for working capital and other items. The Arizona Chemical Acquisition is expected to close in late 2015 or early 2016, subject to certain customary closing conditions and the clearances and approvals under the rules of antitrust and competition law authorities in the United States, Germany, Russia and the Ukraine.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.0 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $6.6 million and $8.5 million for the nine months ended September 30, 2015 and 2014, respectively.

5. Detail of Certain Balance Sheet Accounts

	September 30, 2015	December 31, 2014
	(In thousands)
Inventories of products:
Finished products	$210,796	$253,834
Work in progress	4,201	5,552
Raw materials	49,108	67,606
Total inventories of products	$264,105	$326,992
Other payables and accruals:
Employee related	$22,832	$16,156
Interest payable	2,171	7,959
Property, plant and equipment accruals	15,650	3,864
Other	25,951	22,909
Total other payables and accruals	$66,604	$50,888
Other long-term liabilities:
Pension and other postretirement benefits	$91,418	$86,605
Other	11,689	17,134
Total other long-term liabilities	$103,107	$103,739
Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(60,657)	$(21,870)
Net unrealized loss on net investment hedge	(1,926)	(1,926)
Benefit plans liability	(75,422)	(75,422)
Total accumulated other comprehensive loss	$(138,005)	$(99,218)

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 558,431 and 491,926 for the three months ended September 30, 2015 and 2014, respectively, and 553,400 and 491,684 for the nine months ended September 30, 2015 and 2014, respectively. We withheld shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements totaling 0 and 1,793 for the three months ended September 30, 2015 and 2014, respectively, and 27,947 and 27,173 for the nine months ended September 30, 2015 and 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.
The computation of diluted EPS includes weighted average restricted share units of 143,204 and 87,696 for the three months ended September 30, 2015 and 2014, respectively, and 0 and 80,335 for the nine months ended September 30, 2015 and 2014, respectively. The computation of diluted EPS excludes weighted average restricted share units of 133,317 for the nine months ended September 30, 2015 as they are anti-dilutive due to a net loss attributable to Kraton for the period.
The computation of diluted EPS includes weighted average performance share units of 32,498 and 34,811 for the three months ended September 30, 2015 and 2014, respectively, and 0 and 27,032 for the nine months ended September 30, 2015 and 2014, respectively. The computation of diluted EPS excludes weighted average performance share units of 33,564 for the nine months ended September 30, 2015 as they are anti-dilutive due to a net loss attributable to Kraton for the period. In addition, the computation of diluted earnings per share also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 279,328 for the three and nine months ended September 30, 2015 and 102,396 for the three and nine months ended September 30, 2014.
The computation of diluted EPS includes stock options added under the treasury stock method, which amounted to 170,602 and 162,049 for the three months ended September 30, 2015 and 2014, respectively, and 0 and 233,594 for the nine months ended September 30, 2015 and 2014, respectively. The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 906,954 and 1,008,497 for the three months ended September 30, 2015 and 2014, respectively, and 1,472,988 and 987,843 for the nine months ended September 30, 2015 and 2014, respectively.

The calculations of basic and diluted EPS are as follows:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$8,446	31,061		$16,615	32,807
Amounts allocated to unvested restricted shares	(152)	(558)		(249)	(492)
Amounts available to common stockholders	8,294	30,503	$0.27	16,366	32,315	$0.51
Diluted:
Amounts allocated to unvested restricted shares	152	558		249	492
Non participating share units	—	175		—	123
Stock options added under the treasury stock method	—	171		—	162
Amounts reallocated to unvested restricted shares	(150)	(558)		(247)	(492)
Amounts available to stockholders and assumed conversions	$8,296	30,849	$0.27	$16,368	32,600	$0.50

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$(6,574)	31,332		$19,849	32,741
Amounts allocated to unvested restricted shares	116	(553)		(298)	(492)
Amounts available to common stockholders	(6,458)	30,779	$(0.21)	19,551	32,249	$0.61
Diluted:
Amounts allocated to unvested restricted shares	(116)	553		298	492
Non participating share units	—	—		—	107
Stock options added under the treasury stock method	—	—		—	234
Amounts reallocated to unvested restricted shares	116	(553)		(295)	(492)
Amounts available to stockholders and assumed conversions	$(6,458)	30,779	$(0.21)	$19,554	32,590	$0.60
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program which allowed for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We repurchased shares of our common stock in the open market at prevailing market prices and through a trading program under Rule 10b5-1. During the three months ended September 30, 2015, we repurchased 827,142 shares of our common stock at an average price of $20.77 per share and a total cost of $17.2 million (including trading commissions). From the inception of the program through September 30, 2015, we repurchased a total of 2,549,683 shares of our common stock at an average price of $19.58 per share and a total cost of $50.0 million (including trading commissions). The share repurchase program was financed with available cash and the program is now complete.

7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
6.75% unsecured notes	$350,695	$350,825
KFPC loan agreement	52,575	—
Capital lease obligation	1,668	1,047
Total debt	404,938	351,872
Less current portion of total debt	139	87
Long-term debt	$404,799	$351,785

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
We may request up to an aggregate of $100.0 million of additional revolving facility commitments of which up to an aggregate of $40.0 million may be additional Dutch Facility commitments, provided that we satisfy additional conditions described in the Senior Secured Credit Facilities, and provided further that the commitment under the U.S. Facility is at least 60% of the commitments after giving effect to such increase.
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
The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings, and a minimum of 1.5% and maximum of 2.0% for both U.S. and foreign LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter. Our effective interest rate for borrowings on the Senior Secured Credit Facilities was 3.75% and 2.04% for the three and nine months ended September 30, 2015, respectively.
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
As of September 30, 2015, our total borrowing capacity was $169.6 million of which none was drawn. As of October 26, 2015, our total borrowing capacity was $167.8 million, of which none was drawn.
6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019 pursuant to an indenture dated February 11, 2011 as amended and supplemented by a supplemental indenture thereto dated March 20, 2012 (collectively, the “Indenture”). The Indenture provides that the notes are general unsecured, senior obligations and will be unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year.
Capital Lease. In January 2014, we entered into a 10 year capital lease with a principal amount of $7.0 million to fund a portion of our capital expenditures. In March 2015, this capital lease increased by $0.7 million based on final project construction costs.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $166.3 million (converted at the September 30, 2015 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $129.7 million (converted at the September 30, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $36.6 million (converted at the September 30, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2015, NTD 1.7 billion, or $52.6 million (converted at the September 30, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period as selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and nine months ended September 30, 2015, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.80%.
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

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2015, are as follows:

Principal Payments
(In thousands)
September 30:
2016	$139
2017	5,405
2018	10,672
2019	360,682
2020	26,464
Thereafter	881
Total debt	$404,243
See Note 9 Fair Value Measurements, Financial Instruments and Credit Risk for fair value information related to our long-term debt.

8. Debt Issuance Costs
We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $9.4 million and $9.5 million (of which $2.4 million and $2.3 million were included in other current assets) as of September 30, 2015 and December 31, 2014, respectively. During the year ended December 31, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. During the three months ended September 30, 2015, we capitalized $1.7 million of debt issuance costs related to the potential debt financing associated with the Arizona Chemical Acquisition which is expected to occur in late 2015 or early 2016. See Note 3 Pending Acquisition, for further discussion of the pending Arizona Chemical Acquisition. We amortized $0.6 million and $0.6 million of debt issuance costs for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.7 million of debt issuance costs for the nine months ended September 30, 2015 and 2014, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,264	$2,264	$—	$—
Total		$2,536	$2,536	$—	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	$2,055	$2,055	$—	$—
Total		$2,327	$2,327	$—	$—
The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,695	$350,000	$350,825	$358,750
Capital lease obligation (significant other observable inputs – level 2)	$1,668	$1,668	$1,047	$1,047

Financial Instruments
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended September 30, 2015 and 2014, we settled these hedges and recorded a loss of $1.9 million and a loss of $3.9 million, respectively, and for the nine months ended September 30, 2015 and 2014, we recorded a loss of $5.9 million and a loss of $4.3 million, respectively, which are recorded in cost of goods sold. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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

10. Income Taxes
Income tax expense was $3.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 27.7% and 6.4% for the three months ended September 30, 2015 and 2014, respectively, and (115.5)% and 15.2% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the reasons set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income taxes at the statutory rate	35.0%	35.0%	35.0%	35.0%
Foreign tax rate differential	(32.7)%	(13.1)%	109.5%	(16.8)%
Permanent differences	4.6%	3.7%	(43.2)%	8.4%
Uncertain tax positions	1.6%	1.0%	(13.7)%	2.9%
Valuation allowance	24.3%	(26.4)%	(226.0)%	(20.6)%
Return to provision adjustments	(4.7)%	5.2%	13.5%	5.9%
Other	(0.4)%	1.0%	9.4%	0.4%
Effective tax rate	27.7%	6.4%	(115.5)%	15.2%
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $97.4 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $2.7 million for the three months ended September 30, 2015 primarily related to current period net operating losses in the U.S. tax jurisdiction. We decreased our valuation allowance by $4.4 million for the three months ended September 30, 2014, of which $2.5 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. We increased our valuation allowance by $7.0 million for the nine months ended September 30, 2015, which includes $8.1 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss). We decreased our valuation allowance by $4.6 million for the nine months ended September 30, 2014, of which $2.7 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. Excluding the change in our valuation allowance, our effective tax rate would have been a 3.4% expense and a 31.7% expense for the three months ended September 30, 2015 and 2014, respectively, and a 110.5% benefit and a 35.8% expense for the nine months ended September 30, 2015, and 2014, respectively.

As of September 30, 2015 and December 31, 2014, we had total unrecognized tax benefits of $4.8 million and $4.7 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended September 30, 2015 and 2014, we had an increase in uncertain tax positions of $0.2 million and a decrease of $0.3 million, respectively, and an increase of $0.2 million and an increase of $0.2 million during the nine months ended September 30, 2015, and 2014, respectively, primarily related to uncertain tax positions in Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
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

11. Commitments and Contingencies
(a) Legal Proceedings
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $1.5 million (converted at the September 30, 2015 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
On January 28, 2014, we executed a definitive agreement (the “Combination Agreement”) to combine with the SBC operations of Taiwan-based LCY Chemical Corp. (“LCY”). The Combination Agreement called for LCY to contribute its SBC business in exchange for newly issued shares in the combined company, such that our existing stockholders and LCY would each own 50% of the outstanding shares of the combined enterprise.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liability are as follows:

	Nine months ended September 30,
	2015	2014
	(In thousands)
Beginning balance	$10,394	$10,497
Accretion expense	319	403
Obligations settled	(25)	(73)
Foreign currency translation, net	(306)	(362)
Ending Balance	$10,382	$10,465
For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a $3.6 million receivable from Shell Chemicals as of September 30, 2015 pursuant to the indemnity included in the February 2001 separation agreement, which serves to offset the related ARO asset which is included in property, plant and equipment.
(c) Production downtime
In the first quarter of 2014, we experienced weather-related downtime at our Belpre, Ohio, facility. In addition, our facility in Berre, France, experienced an operating disruption resulting from a small fire that impacted one of the production lines at this facility. We incurred $12.0 million of costs in the nine months ended September 30, 2014 associated with these two events. In the third quarter 2014, we recorded a $1.0 million reduction of costs due to the confirmation of a partial insurance recovery which is included in receivables as of September 30, 2014. Through September 30, 2015, we have received insurance recoveries totaling $2.2 million.
(d) Contingent Fees Associated with Arizona Chemical Acquisition
We have engaged with certain third-parties for services related to the Arizona Chemical Acquisition in exchange for fees that are contingent upon the successful financing and closing of the transaction. These fees have not been accrued as of September 30, 2015 and are expected to be payable at closing.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

12. Employee Benefits
Retirement Plans.
The components of net periodic benefit cost related to U.S. pension benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$883	$700	$2,648	$2,100
Interest cost	1,620	1,543	4,860	4,628
Expected return on plan assets	(2,115)	(1,918)	(6,345)	(5,753)
Amortization of prior service cost	1,060	460	3,180	1,380
Net periodic benefit cost	$1,448	$785	$4,343	$2,355
We made contributions of $1.1 million and $7.2 million to our pension plan in the nine months ended September 30, 2015 and 2014, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Service cost	$150	$140	$450	$375
Interest cost	318	348	953	953
Amortization of prior service cost	190	155	570	315
Net periodic benefit cost	$658	$643	$1,973	$1,643

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
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
Performance Products	$147,987	$180,122	$420,889	$531,948
Specialty Polymers	86,828	98,742	263,082	317,551
Cariflex	34,044	39,959	102,069	104,564
Other	153	148	309	331
	$269,012	$318,971	$786,349	$954,394

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Revenue:
United States	$87,507	$95,816	$249,674	$298,434
Germany	32,485	45,380	92,188	125,992
China	20,759	19,212	61,475	58,517
Japan	18,096	24,224	52,877	61,706
Thailand	14,513	15,155	38,148	42,339
Brazil	7,079	11,867	25,774	38,375
France	7,932	10,644	24,489	34,654
United Kingdom	8,638	8,893	23,838	27,313
Malaysia	7,705	7,877	23,657	19,944
Italy	5,257	8,299	19,875	25,865
Belgium	6,183	8,544	18,953	33,830
Netherlands	5,881	6,673	17,711	19,959
Canada	4,296	3,652	11,964	12,316
Sweden	3,973	4,248	11,667	15,169
South Korea	2,819	2,786	10,471	10,681
Taiwan	3,107	4,021	10,429	14,690
Mexico	2,374	5,338	9,636	13,548
Turkey	3,193	3,054	8,369	9,606
Argentina	2,783	2,721	7,529	11,317
Denmark	2,245	1,988	6,991	6,280
Austria	2,399	4,058	6,845	10,508
All other countries	$19,788	$24,521	$53,789	$63,351
	$269,012	$318,971	$786,349	$954,394
Following is a summary of long-lived assets by geographic region:

	September 30, 2015	December 31, 2014
	(In thousands)
Long-lived assets, at cost:
United States	$490,522	$495,313
France	112,727	115,987
Taiwan	112,218	56,994
Germany	57,366	60,022
Brazil	55,422	71,970
Netherlands	32,744	29,838
China	7,040	7,273
Japan	1,788	1,637
All other countries	178	194
	$870,005	$839,228

14. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the condensed consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $7.6 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively, and $22.4 million and $30.0 million for the nine months ended September 30, 2015 and 2014, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended September 30, 2015. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

15. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of eighty percent of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest which provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity; and therefore, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% percent ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2015 and December 31, 2014 for KFPC before intercompany eliminations. See Note 7 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	September 30, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$10,986	$7,993
Other current assets	5,222	2,533
Property, plant and equipment	112,066	56,904
Intangible assets	9,200	9,579
Other long-term assets	1,404	1,098
Total assets	$138,878	$78,107
Current liabilities	16,126	2,771
Long-term debt	52,575	—
Total liabilities	$68,701	$2,771

16. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2015.

17. Supplemental Guarantor Information
Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, collectively, (“the Issuers”), are co-issuers of the 6.75% senior notes due March 1, 2019. The 6.75% senior notes are fully and unconditionally guaranteed on a joint and several basis by KPPI, the parent company of the Issuers, and Elastomers Holdings LLC, which is a U.S. holding company and a 100% owned subsidiary of Kraton Polymers LLC, collectively, (“the Guarantors”). Our remaining subsidiaries are not guarantors of the 6.75% senior notes. We do not believe that separate financial statements and other disclosures concerning the guarantor subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015
(Unaudited)
(In thousands, except par value)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1,258	$62,541	$—	$63,799
Receivables, net of allowances	—	304	39,376	71,123	—	110,803
Inventories of products	—	(2,687)	154,431	112,361	—	264,105
Inventories of materials and supplies	—	—	9,734	1,611	—	11,345
Deferred income taxes	—	3,566	—	3,410	—	6,976
Other current assets	—	4,068	4,377	18,830	—	27,275
Total current assets	—	5,251	209,176	269,876	—	484,303
Property, plant and equipment, less accumulated depreciation	—	38,263	253,797	201,651	—	493,711
Intangible assets, less accumulated amortization	—	40,855	1,908	597	—	43,360
Investment in consolidated subsidiaries	498,859	1,425,052	—	—	(1,923,911)	—
Investment in unconsolidated joint venture	—	813	—	10,912	—	11,725
Debt issuance costs	—	5,339	865	788	—	6,992
Deferred income taxes	—	390	—	2,583	—	2,973
Other long-term assets	—	27,296	653,008	88,643	(747,612)	21,335
Total assets	$498,859	$1,543,259	$1,118,754	$575,050	$(2,671,523)	$1,064,399
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$139	$—	$—	$139
Accounts payable-trade	—	1,097	23,748	39,324	—	64,169
Other payables and accruals	—	23,611	16,693	26,300	—	66,604
Deferred income taxes	—	—	—	1,549	—	1,549
Due to related party	—	—	—	15,396	—	15,396
Total current liabilities	—	24,708	40,580	82,569	—	147,857
Long-term debt, net of current portion	—	350,695	1,529	52,575	—	404,799
Deferred income taxes	—	11,255	—	1,438	—	12,693
Other long-term liabilities	—	658,704	95,528	96,487	(747,612)	103,107
Total liabilities	—	1,045,362	137,637	233,069	(747,612)	668,456
Commitments and contingencies (note 11)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	305	—	—	—	—	305
Additional paid in capital	347,462	—	—	—	—	347,462
Member's equity	—	498,859	1,050,324	374,728	(1,923,911)	—
Retained earnings	151,092	—	—	—	—	151,092
Accumulated other comprehensive loss	—	(962)	(69,207)	(67,836)	—	(138,005)
Kraton stockholders' and member's equity	498,859	497,897	981,117	306,892	(1,923,911)	360,854
Noncontrolling interest	—	—	—	35,089	—	35,089
Total stockholders' and member's equity	498,859	497,897	981,117	341,981	(1,923,911)	395,943
Total liabilities and stockholders' and member's equity	$498,859	$1,543,259	$1,118,754	$575,050	$(2,671,523)	$1,064,399
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(In thousands, except par value)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$646	$5,881	$47,291	$—	$53,818
Receivables, net of allowances	—	553	37,266	69,613	—	107,432
Inventories of products	—	35	201,146	125,811	—	326,992
Inventories of materials and supplies	—	—	9,092	1,876	—	10,968
Deferred income taxes	—	—	3,566	3,681	—	7,247
Other current assets	—	5,317	931	18,273	—	24,521
Total current assets	—	6,551	257,882	266,545	—	530,978
Property, plant and equipment, less accumulated depreciation	—	46,081	248,220	157,464	—	451,765
Intangible assets, less accumulated amortization	—	45,356	4,000	254	—	49,610
Investment in consolidated subsidiaries	529,701	1,382,584	—	—	(1,912,285)	—
Investment in unconsolidated joint venture	—	813	—	11,835	—	12,648
Debt issuance costs	—	4,674	1,297	1,182	—	7,153
Deferred income taxes	—	428	—	1,748	—	2,176
Other long-term assets	—	6,384	591,841	85,520	(655,623)	28,122
Total assets	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	—	—	87	—	—	87
Accounts payable-trade	—	637	30,332	41,817	—	72,786
Other payables and accruals	—	21,913	14,017	14,958	—	50,888
Deferred income taxes	—	—	—	1,633	—	1,633
Due to related party	—	—	—	18,121	—	18,121
Total current liabilities	—	22,550	44,436	76,529	—	143,515
Long-term debt, net of current portion	—	350,825	960	—	—	351,785
Deferred income taxes	—	8,443	3,566	3,253	—	15,262
Other long-term liabilities	—	582,462	93,191	83,709	(655,623)	103,739
Total liabilities	—	964,280	142,153	163,491	(655,623)	614,301
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	318	—	—	—	—	318
Additional paid in capital	361,342	—	—	—	—	361,342
Member’s equity	—	529,701	1,030,294	352,290	(1,912,285)	—
Retained earnings	168,041	—	—	—	—	168,041
Accumulated other comprehensive loss	—	(1,110)	(69,207)	(28,901)	—	(99,218)
Kraton stockholders’ and member’s equity	529,701	528,591	961,087	323,389	(1,912,285)	430,483
Noncontrolling interest	—	—	—	37,668	—	37,668
Total stockholders’ and member’s equity	529,701	528,591	961,087	361,057	(1,912,285)	468,151
Total liabilities and stockholders’ and member’s equity	$529,701	$1,492,871	$1,103,240	$524,548	$(2,567,908)	$1,082,452
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$140,767	$167,777	$(39,532)	$269,012
Cost of goods sold	—	2,814	113,186	124,734	(39,532)	201,202
Gross profit (loss)	—	(2,814)	27,581	43,043	—	67,810
Operating expenses:
Research and development	—	1,713	1,128	4,756	—	7,597
Selling, general and administrative	—	3,445	7,639	15,833	—	26,917
Depreciation and amortization	—	5,652	7,882	2,611	—	16,145
Total operating expenses	—	10,810	16,649	23,200	—	50,659
Earnings in consolidated subsidiaries	8,019	27,684	—	—	(35,703)	—
Earnings of unconsolidated joint venture	—	—	—	95	—	95
Interest expense (income), net	—	6,159	101	(109)	—	6,151
Income before income taxes	8,019	7,901	10,831	20,047	(35,703)	11,095
Income tax expense (benefit)	—	(118)	—	3,194	—	3,076
Consolidated net income	8,019	8,019	10,831	16,853	(35,703)	8,019
Net loss attributable to noncontrolling interest	—	—	—	(427)	—	(427)
Net income attributable to Kraton	$8,019	$8,019	$10,831	$17,280	$(35,703)	$8,446
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2014
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$154,297	$205,428	$(40,754)	$318,971
Cost of goods sold	—	(4,000)	127,178	172,723	(40,754)	255,147
Gross profit	—	4,000	27,119	32,705	—	63,824
Operating expenses:
Research and development	—	3,566	821	3,053	—	7,440
Selling, general and administrative	—	8,741	137	7,496	—	16,374
Depreciation and amortization	—	5,746	7,390	3,416	—	16,552
Total operating expenses	—	18,053	8,348	13,965	—	40,366
Earnings in consolidated subsidiaries	16,317	35,993	—	—	(52,310)	—
Earnings of unconsolidated joint venture	—	—	—	80	—	80
Interest expense (income), net	—	6,183	(85)	1	—	6,099
Income before income taxes	16,317	15,757	18,856	18,819	(52,310)	17,439
Income tax expense (benefit)	—	(560)	196	1,486	—	1,122
Consolidated net income	16,317	16,317	18,660	17,333	(52,310)	16,317
Net loss attributable to noncontrolling interest	—	—	—	(298)	—	(298)
Net income attributable to Kraton	$16,317	$16,317	$18,660	$17,631	$(52,310)	$16,615
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$426,787	$489,124	$(129,562)	$786,349
Cost of goods sold	—	13,680	352,599	387,825	(129,562)	624,542
Gross profit (loss)	—	(13,680)	74,188	101,299	—	161,807
Operating expenses (income):
Research and development	—	2,906	2,993	17,446	—	23,345
Selling, general and administrative	—	(3,090)	30,200	50,378	—	77,488
Depreciation and amortization	—	16,897	21,863	8,092	—	46,852
Total operating expenses	—	16,713	55,056	75,916	—	147,685
Earnings (loss) in consolidated subsidiaries	(7,715)	41,329	—	—	(33,614)	—
Earnings of unconsolidated joint venture	—	—	—	273	—	273
Interest expense (income), net	—	18,581	(372)	(234)	—	17,975
Income (loss) before income taxes	(7,715)	(7,645)	19,504	25,890	(33,614)	(3,580)
Income tax expense (benefit)	—	70	(527)	4,592	—	4,135
Consolidated net income (loss)	(7,715)	(7,715)	20,031	21,298	(33,614)	(7,715)
Net loss attributable to noncontrolling interest	—	—	—	(1,141)	—	(1,141)
Net income (loss) attributable to Kraton	$(7,715)	$(7,715)	$20,031	$22,439	$(33,614)	$(6,574)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2014
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$485,368	$596,210	$(127,184)	$954,394
Cost of goods sold	—	(19,414)	391,743	516,272	(127,184)	761,417
Gross profit	—	19,414	93,625	79,938	—	192,977
Operating expenses:
Research and development	—	12,115	1,758	9,863	—	23,736
Selling, general and administrative	—	55,208	262	23,402	—	78,872
Depreciation and amortization	—	16,870	21,912	10,848	—	49,630
Total operating expenses	—	84,193	23,932	44,113	—	152,238
Earnings in consolidated subsidiaries	18,991	100,871	—	—	(119,862)	—
Earnings of unconsolidated joint venture	—	—	—	324	—	324
Interest expense (income), net	—	18,661	79	(73)	—	18,667
Income before income taxes	18,991	17,431	69,614	36,222	(119,862)	22,396
Income tax expense (benefit)	—	(1,560)	201	4,764	—	3,405
Consolidated net income	18,991	18,991	69,413	31,458	(119,862)	18,991
Net loss attributable to noncontrolling interest	—	—	—	(858)	—	(858)
Net income attributable to Kraton	$18,991	$18,991	$69,413	$32,316	$(119,862)	$19,849
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$8,019	$8,019	$10,831	$17,280	$(35,703)	$8,446
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	—	(75)	—	(14,897)	—	(14,972)
Other comprehensive loss, net of tax	—	(75)	—	(14,897)	—	(14,972)
Comprehensive income attributable to Kraton	8,019	7,944	10,831	2,383	(35,703)	(6,526)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,717)	—	(2,717)
Consolidated comprehensive income (loss)	$8,019	$7,944	$10,831	$(334)	$(35,703)	$(9,243)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2014
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$16,317	$16,317	$18,660	$17,631	$(52,310)	$16,615
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(264)	—	(28,323)	—	(28,587)
Other comprehensive loss, net of tax	—	(264)	—	(28,323)	—	(28,587)
Comprehensive income (loss) attributable to Kraton	16,317	16,053	18,660	(10,692)	(52,310)	(11,972)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,092)	—	(1,092)
Consolidated comprehensive income (loss)	$16,317	$16,053	$18,660	$(11,784)	$(52,310)	$(13,064)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(7,715)	$(7,715)	$20,031	$22,439	$(33,614)	$(6,574)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	148	—	(38,935)	—	(38,787)
Other comprehensive income (loss), net of tax	—	148	—	(38,935)	—	(38,787)
Comprehensive income (loss) attributable to Kraton	(7,715)	(7,567)	20,031	(16,496)	(33,614)	(45,361)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,579)	—	(2,579)
Consolidated comprehensive income (loss)	$(7,715)	$(7,567)	$20,031	$(19,075)	$(33,614)	$(47,940)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2014
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$18,991	$18,991	$69,413	$32,316	$(119,862)	$19,849
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	—	(532)	—	(25,119)	—	(25,651)
Other comprehensive loss, net of tax	—	(532)	—	(25,119)	—	(25,651)
Comprehensive income (loss) attributable to Kraton	18,991	18,459	69,413	7,197	(119,862)	(5,802)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,479)	—	(1,479)
Consolidated comprehensive income (loss)	$18,991	$18,459	$69,413	$5,718	$(119,862)	$(7,281)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(16,074)	$73,706	$23,941	$—	$81,573
Cash flows used in investing activities:
Proceeds from intercompany loans	—	48,927	—	—	(48,927)	—
Kraton purchase of property, plant and equipment	—	(913)	(29,257)	(12,214)	—	(42,384)
KFPC purchase of property, plant and equipment	—	—	—	(46,097)	—	(46,097)
Purchase of software and other intangibles	—	(1,717)	(46)	—	—	(1,763)
Net cash used in investing activities	—	46,297	(29,303)	(58,311)	(48,927)	(90,244)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	30,000	—	—	30,000
Repayments of debt	—	—	(30,000)	—	—	(30,000)
KFPC proceeds from debt	—	—	—	55,622	—	55,622
Capital lease payments	—	—	(99)	—	—	(99)
Purchase of treasury stock	(31,891)	—	—	—	—	(31,891)
Cash contributions from member	—	(31,891)	—	—	31,891	—
Cash distributions to member	30,869	1,022	—	—	(31,891)	—
Proceeds from the exercise of stock options	1,022	—	—	—	—	1,022
Payments on intercompany loans	—	—	(48,927)	—	48,927	—
Net cash provided by (used in) financing activities	—	(30,869)	(49,026)	55,622	48,927	24,654
Effect of exchange rate differences on cash	—	—	—	(6,002)	—	(6,002)
Net increase (decrease) in cash and cash equivalents	—	(646)	(4,623)	15,250	—	9,981
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$—	$1,258	$62,541	$—	$63,799
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(25,208)	$64,822	$(58,391)	$—	$(18,777)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	27,679	—	—	(27,679)	—
Kraton purchase of property, plant and equipment	—	(725)	(36,513)	(10,301)	—	(47,539)
KFPC purchase of property, plant and equipment	—	—	—	(33,807)	—	(33,807)
Purchase of software and other intangibles	—	(2,724)	—	—	—	(2,724)
Net cash provided by (used in) investing activities	—	24,230	(36,513)	(44,108)	(27,679)	(84,070)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	29,000	—	—	29,000
Repayments of debt	—	—	(29,000)	—	—	(29,000)
Capital lease payments	—	—	(6,007)	—	—	(6,007)
Purchase of treasury stock	(704)	—	—	—	—	(704)
Cash contributions from member	—	—	(704)	—	704	—
Cash distributions to member	(725)	1,429	—	—	(704)	—
Proceeds from the exercise of stock options	1,429	—	—	—	—	1,429
Debt issuance costs		(24)		(461)		(485)
Payments on intercompany loans	—	—	(27,679)	—	27,679	—
Net cash provided by (used in) financing activities	—	1,405	(34,390)	(461)	27,679	(5,767)
Effect of exchange rate differences on cash	—	—	—	(4,971)	—	(4,971)
Net increase (decrease) in cash and cash equivalents	—	427	(6,081)	(107,931)	—	(113,585)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$427	$5,711	$56,149	$—	$62,287
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

INTRODUCTION
You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014. This discussion contains forward-looking statements and involves numerous risks, assumptions and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a leading global producer of styrenic block copolymers (“SBCs”) and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago, that enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care and food contact. We believe the versatility of Cariflex provides opportunities for new, differentiated applications.
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for wire and cable, and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt (“HiMA”) for high-performance paving applications;

•	high melt flow polymers for compounding and adhesives formulation;

•	NEXARTM polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
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

Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Group Revenue Percentage:	2015	2014	2015	2014
Performance Products	55.0%	56.5%	53.5%	55.7%
Specialty Polymers	32.3%	31.0%	33.5%	33.3%
Cariflex	12.7%	12.5%	13.0%	11.0%

2015 Third Quarter Financial Overview

•	Sales volume was 81.0 kilotons in the third quarter of 2015 compared to 80.7 kilotons in the third quarter of 2014.

•	Revenue was $269.0 million in the third quarter of 2015 compared to $319.0 million in the third quarter of 2014.

•
Gross profit was $67.8 million in the third quarter of 2015 compared to $63.8 million in the third quarter of 2014. Adjusted gross profit (non-GAAP) was $68.8 million in the third quarter of 2015 compared to $64.8 million in the third quarter of 2014.

•	Adjusted EBITDA (non-GAAP) was $42.4 million in the third quarter of 2015 compared to $39.4 million in the third quarter of 2014.

•	Net income attributable to Kraton was $8.4 million, or $0.27 per diluted share, in the third quarter of 2015 compared to $16.6 million, or $0.50 per diluted share, in the third quarter of 2014.

•	Adjusted diluted earnings per share (non-GAAP) was $0.48 per share in the third quarter of 2015 compared to $0.35 per share in the third quarter of 2014.

•
For the third quarter of 2015 compared to the third quarter of 2014, foreign currency fluctuations had a negative impact on adjusted gross profit and adjusted EBITDA of $2.4 million and $1.0 million, respectively.

RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene and isoprene as our primary raw materials in manufacturing our products, and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $94.1 million and $135.1 million, or 46.8% and 53.0%, of our total cost of goods sold for the three months ended September 30, 2015 and 2014, respectively, and approximately $297.7 million and $393.7 million or 47.7% and 51.7% of our total cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue are impacted by movements in our raw material costs, as well as the cost of other inputs.
The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and prices for natural and synthetic rubber. Average purchase prices for each of these monomers decreased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.
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

•	In the three and nine months ended September 30, 2015, reported results under FIFO were lower than results would have been on an ECRC basis by $0.9 million and $40.1 million, respectively; and

•	In the three months ended September 30, 2014, reported results under FIFO were lower than results would have been on an ECRC basis by $1.8 million; and

•	In the nine months ended September 30, 2014, reported results under FIFO were higher than results would have been on an ECRC basis by $6.5 million.

International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 60 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Geography:	2015	2014	2015	2014
Americas	38.8%	37.7%	39.0%	39.4%
Europe, Middle East and Africa	34.1%	37.0%	33.5%	36.9%
Asia Pacific	27.1%	25.3%	27.5%	23.7%

Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $0.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and pre-tax losses of $4.6 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. The primary driver for the increase in our pre-tax currency losses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was the change in foreign exchange rates between the Euro and U.S. Dollar.
Seasonality. Seasonal changes and weather conditions typically affect our Performance Products sales into paving and roofing applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other markets tend to show relatively little seasonality.
Recent Developments
Agreement Signed to Acquire Arizona Chemical Holdings Corporation. On September 27, 2015, Kraton Polymers LLC, one of our wholly owned subsidiaries, entered into a stock purchase agreement with Arizona Chemical, a leading global producer of high-value performance products and specialty chemicals derived from renewable raw materials, and AZC Holding Company LLC, the sole stockholder of Arizona Chemical. Pursuant to the stock purchase agreement, we agreed to acquire all of the outstanding capital stock of Arizona Chemical for a cash purchase price of $1,370.0 million, subject to adjustment for cash and indebtedness at closing, as well as an adjustment for working capital and other items. The Arizona Chemical Acquisition is expected to close in late 2015 or early 2016, subject to certain customary closing conditions and the clearances and approvals under the rules of antitrust and competition law authorities in the United States, Germany, Russia and the Ukraine. See “Part II, Item 1A. Risk Factors” for discussion of certain risks and uncertainties related to the Arizona Chemical Acquisition.
Outlook
We currently estimate that our results in the fourth quarter of 2015 will reflect a negative spread between FIFO and ECRC of approximately $10.0 million. We believe the current raw material price environment is positive for our business, as lower average selling prices, in combination with the performance qualities of Kraton's product offering, provide a strong value proposition relative to competing materials.
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Revenue
Revenue was $269.0 million for the three months ended September 30, 2015 compared to $319.0 million for the three months ended September 30, 2014, a decrease of $50.0 million or 15.7%. Excluding the $23.9 million negative effect from currency movements, revenue declined $26.0 million, or 8.2%, attributable to lower average selling prices resulting from lower raw material costs. Sales volumes were 81.0 kilotons for the third quarter of 2015 compared to 80.7 kilotons for the third quarter of 2014.

With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $34.0 million for the three months ended September 30, 2015 compared to $40.0 million for the three months ended September 30, 2014, a decline of $5.9 million, or 14.8%. The negative effect of currency fluctuations accounted for $2.1 million of the decline. The remaining $3.8 million, or 9.6%, of the decline was primarily due to lower sales volume. Sales volume decreased compared to record sales volume for this product group in the third quarter of 2014 primarily due to lower sales into surgical glove applications associated with variability in customer order patterns which are typical in the Cariflex product group.

•
Specialty Polymers revenue was $86.8 million for the three months ended September 30, 2015 compared to $98.7 million for the three months ended September 30, 2014. Of the $11.9 million, or 12.1%, revenue decline, $4.7 million is associated with the negative effect of currency fluctuations, and the balance of the decline is primarily due to lower average selling prices resulting from lower raw material costs. Compared to the third quarter of 2014, sales volumes increased modestly due to growth in industrial, consumer, and cable gel applications partially offset by lower volumes into lubricant additives.

•
Performance Products revenue was $148.0 million for the three months ended September 30, 2015 compared to $180.1 million for the three months ended September 30, 2014. Of the $32.1 million, or 17.8%, revenue decline,$17.1 million is associated with the negative effect of currency fluctuations, and the balance of the decline is primarily due to lower average selling prices resulting from lower raw material costs. With respect to sales volume, we experienced strong demand for our paving applications, largely in North America, where we experienced share gains and higher sales of differentiated grades. These sales volume gains were offset by lower sales into roofing applications in Europe and lower sales into less differentiated pressure sensitive and construction adhesive applications.

Cost of Goods Sold
Cost of goods sold was $201.2 million for the three months ended September 30, 2015 compared to $255.1 million for the three months ended September 30, 2014. The $53.9 million, or 21.1%, decrease was primarily driven by a $32.0 million reduction in raw material costs, and a $21.4 million positive effect from currency fluctuations. In addition, cost of goods sold decreased $3.7 million associated with cost reduction initiatives and $1.6 million due to lower turnaround costs partially offset by a $1.4 million increase related to modestly higher sales volumes.
Gross Profit
Gross profit was $67.8 million for the three months ended September 30, 2015 compared to $63.8 million for the three months ended September 30, 2014. Gross profit as a percentage of revenue was 25.2% and 20.0% for the three months ended September 30, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $7.6 million for the three months ended September 30, 2015 compared to $7.4 million for the three months ended September 30, 2014, an increase of $0.2 million, or 2.1%.
Selling, general and administrative expenses were $26.9 million for the three months ended September 30, 2015 compared to $16.4 million for the three months ended September 30, 2014, an increase of $10.5 million, or 64.4%. This increase was primarily due to $5.0 million of transaction and acquisition related costs incurred in the third quarter 2015, a $4.2 million reduction in the accrual for fees related to the terminated Combination Agreement with LCY in the third quarter 2014, and a $2.9 million increase in variable employee compensation costs. These increases were partially offset by a $1.0 million positive effect from currency fluctuations and a $1.0 million decrease associated with cost reduction initiatives.
Depreciation and amortization was $16.1 million for the three months ended September 30, 2015 compared to $16.6 million for the three months ended September 30, 2014, a decrease of $0.4 million or 2.5%, primarily due to a $0.7 million positive effect from currency fluctuations.
Interest expense, net
Interest expense, net was $6.2 million for the three months ended September 30, 2015 compared to $6.1 million for the three months ended September 30, 2014, an increase of $0.1 million or 0.9%.

Income tax expense
Income tax expense was $3.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was 27.7% and 6.4% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate differed from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income or loss earned in foreign jurisdictions and losses generated in the U.S. tax jurisdiction for which a full valuation allowance has been provided. See Note 10 Income Taxes, for further information.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $97.4 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $2.7 million for the three months ended September 30, 2015 primarily related to current period net operating losses in the U.S. tax jurisdiction. We decreased our valuation allowance by $4.4 million for the three months ended September 30, 2014, of which $2.5 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. Excluding the change in our valuation allowance, our effective tax rate would have been a 3.4% expense and a 31.7% expense for the three months ended September 30, 2015 and 2014, respectively.
Net income attributable to Kraton
Net income attributable to Kraton was $8.4 million or $0.27 per diluted share for the three months ended September 30, 2015, a decrease of $8.2 million compared to net income of $16.6 million or $0.50 per diluted share for the three months ended September 30, 2014. Net income for the three months ended September 30, 2015 was negatively impacted by the following items, net of tax:

•	Transaction and acquisition related costs of $4.9 million or $0.16 per diluted share

•	Negative spread between FIFO and ECRC of $1.0 million or $0.03 per diluted share

•	Restructuring and other charges of $0.5 million or $0.02 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.3 million or $0.01 per diluted share
Net income for the three months ended September 30, 2014 was positively impacted by the following items, net of tax:

•	A reduction in the accrual for fees related to the terminated Combination Agreement with LCY of $4.2 million or $0.13 per diluted share

•	A reduction in our income tax valuation allowance of $1.9 million or $0.06 per diluted share related to the assessment of our ability to utilize net operating losses in future periods

•	An insurance recovery related to the production downtime at our Belpre, Ohio facility of $1.0 million or $0.03 per diluted share
In addition, net income for the three months ended September 30, 2014 was negatively impacted by the following items, net of tax:

•	Negative spread between FIFO and ECRC of $1.8 million or $0.06 per diluted share

•	Start-up charges related to the joint venture with FPCC of $0.2 million or $0.01 per diluted share
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Revenue
Revenue was $786.3 million for the nine months ended September 30, 2015 compared to $954.4 million for the nine months ended September 30, 2014, a decrease of $168.0 million or 17.6%. The negative effect from currency movements accounted for $72.7 million of the decrease. The remaining $95.3 million, or 10.0%, decline was due to lower average selling prices amounting to $86.3 million driven by lower average raw material costs and $9.0 million due to lower sales volumes. Sales volumes were 231.6 kilotons for the nine months ended September 30, 2015, a decrease of 1.8 kilotons compared to the nine months ended September 30, 2014.

With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $102.1 million for the nine months ended September 30, 2015 compared to $104.6 million for the nine months ended September 30, 2014, a decrease of $2.5 million or 2.4%. Cariflex sales volumes increased 5.2% compared to the nine months ended September 30, 2014, driven primarily by higher sales into surgical glove applications. The $6.1 million positive impact on revenue from higher sales volume was more than offset by a $6.6 million negative effect from currency fluctuations and a decline of $2.0 million associated with lower selling prices resulting from lower isoprene costs. Excluding the negative impact from currency fluctuations, revenue would have increased $4.1 million, or 3.9%.

•
Specialty Polymers revenue was $263.1 million for the nine months ended September 30, 2015 compared to $317.6 million for the nine months ended September 30, 2014. Of the $54.5 million, or 17.2%, revenue decrease, $15.9 million was associated with the negative effect of currency fluctuations. The balance of the decline was due to lower average selling prices resulting from lower raw material costs and a 5.5% decrease in sales volumes. The decrease in sales volume was largely due to lower sales into lubricant additive applications associated with inventory reduction measures by a significant customer, and, to a lesser extent, lower sales into personal care applications. Partially offsetting these declines were higher sales into industrial, medical, and cable gel applications.

•
Performance Products revenue was $420.9 million for the nine months ended September 30, 2015 compared to $531.9 million for the nine months ended September 30, 2014. Of the $111.1 million, or 20.9%, revenue decrease, $50.2 million was associated with the negative effect of currency fluctuations, and the balance of the decline was primarily due to lower average selling prices resulting from lower raw material costs. Sales volume increased modestly, despite the previously disclosed seven kilotons of lost production at our Wesseling and Berre facilities in the second quarter 2015. The net increase in sales volume was driven by higher sales into paving applications in North America and personal care applications, largely offset by lower sales into roofing applications in Europe and adhesives applications.

Cost of Goods Sold
Cost of goods sold was $624.5 million for the nine months ended September 30, 2015 compared to $761.4 million for the nine months ended September 30, 2014. The $136.9 million, or 18.0%, decrease was largely driven by a $63.4 million positive effect from currency fluctuations, a $65.1 million reduction in raw material costs, a $7.1 million decrease due to lower sales volumes, and a $7.5 million decrease related to cost reduction initiatives. In addition, cost of goods sold decreased by $11.9 million due to the absence of the weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility that occurred in the first quarter of 2014. These decreases were partially offset by $5.0 million of higher turnaround costs primarily driven by a statutory six-year turnaround at our Berre, France, facility, $2.5 million of higher costs related to an inventory write-down resulting from an operational issue at our Belpre, Ohio, facility and $10.6 million of higher other manufacturing costs that are primarily timing related.
Gross Profit
Gross profit was $161.8 million for the nine months ended September 30, 2015 compared to $193.0 million for the nine months ended September 30, 2014. Gross profit as a percentage of revenue was 20.6% and 20.2% for the nine months ended September 30, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $23.3 million for the nine months ended September 30, 2015 compared to $23.7 million for the nine months ended September 30, 2014, a decrease of $0.4 million, or 1.6%. This decrease was primarily driven by a $1.4 million positive effect from currency fluctuations, and a $1.3 million decrease related to cost reduction initiatives. These decreases were partially offset by a $1.2 million increase in variable employee compensation and $0.8 million of higher costs associated with the new semi-works facility.
Selling, general and administrative expenses were $77.5 million for the nine months ended September 30, 2015 compared to $78.9 million for the nine months ended September 30, 2014, a decrease of $1.4 million or 1.8%. This decrease was primarily due to a $3.0 million positive effect from currency fluctuations, a $3.0 million reduction in transaction and acquisition related costs, a $3.1 million decrease from cost reduction initiatives, and $0.9 million of lower marketing costs. These decreases were partially offset by a $5.9 million increase in employee related costs, primarily variable compensation, and a $2.3 million increase in professional fees.
Depreciation and amortization was $46.9 million for the nine months ended September 30, 2015 compared to $49.6 million for the nine months ended September 30, 2014, a decrease of $2.8 million or 5.6%, primarily due to a $1.9 million positive effect from currency fluctuations.

Interest expense, net
Interest expense, net was $18.0 million for the nine months ended September 30, 2015 compared to $18.7 million for the nine months ended September 30, 2014, a decrease of $0.7 million or 3.7%. The decrease is primarily due to higher capitalized interest related to ongoing capital projects in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.
Income tax expense
Income tax expense was $4.1 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate was (115.5)% and 15.2% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate differed from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of pre-tax income or loss earned in foreign jurisdictions and losses generated in the U.S. tax jurisdiction for which a full valuation allowance has been provided, as well as permanent differences, uncertain tax positions and return to provision adjustments. See Note 10 Income Taxes, for further information.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, a valuation allowance of $97.4 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $7.0 million for the nine months ended September 30, 2015, which includes $8.1 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss). We decreased our valuation allowance by $4.6 million for the nine months ended September 30, 2014, of which $2.7 million represents utilization of net operating losses in the current period and $1.9 million relates to the assessment of our ability to utilize net operating losses in future periods. Excluding the change in our valuation allowance, our effective tax rate would have been a 110.5% benefit and a 35.8% expense for the nine months ended September 30, 2015 and 2014, respectively.
Net income (loss) attributable to Kraton
Net loss attributable to Kraton was $6.6 million or $0.21 per diluted share for the nine months ended September 30, 2015, a decrease of $26.4 million compared to net income of $19.8 million or $0.60 per diluted share for the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2015 was negatively impacted by the following items, net of tax:

•	Negative spread between FIFO and ECRC of $38.9 million or $1.23 per diluted share

•	Turnaround activity and unplanned production issues of $13.2 million or $0.42 per diluted share

•	Transaction and acquisition related costs of $5.7 million or $0.18 per diluted share

•	Restructuring and other charges of $1.4 million or $0.05 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.8 million or $0.02 per diluted share
In addition, net loss for the nine months ended September 30, 2015 was positively impacted by the following item, net of tax:

•	An additional insurance recovery related to the first quarter 2014 Belpre production downtime of $0.3 million or $0.01 per diluted share.
Net income for the nine months ended September 30, 2014 was negatively impacted by the following items, net of tax:

•	Production downtime at our Belpre, Ohio and Berre, France facilities of $12.0 million, net of a $1.0 million insurance recovery, or $0.36 per diluted share

•	Fees related to the terminated Combination Agreement with LCY of $8.8 million or $0.27 per diluted share

•	Start-up charges related to the KFPC joint venture of $0.6 million or $0.02 per diluted share

•	Restructuring and other charges of $0.5 million or $0.02 per diluted share
In addition, net income for the nine months ended September 30, 2014 was positively impacted by the following items, net of tax:

•	Positive spread between FIFO and ECRC of $6.4 million or $0.19 per diluted share

•	A reduction in our income tax valuation allowance of $1.9 million or $0.06 per diluted share related to the assessment of our ability to utilize net operating losses in future periods
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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Adjusted Gross Profit (1) (2)	$68,773	$64,786	$202,015	$198,958
EBITDA (3)	$33,391	$40,090	$61,247	$90,693
Adjusted EBITDA (1) (4)	$42,393	$39,417	$116,773	$115,491
Adjusted Diluted Earnings Per Share (1) (2)	$0.48	$0.35	$1.26	$1.01
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
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Gross profit	$67,810	$63,824	$161,807	$192,977
Add (deduct):
Restructuring and other charges (a)	61	—	142	558
Production downtime (b)	(146)	(990)	(474)	11,423
Non-cash compensation expense	122	136	396	508
Spread between FIFO and ECRC	926	1,816	40,144	(6,508)
Adjusted gross profit	$68,773	$64,786	$202,015	$198,958
 ____________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)
In 2015 and the three months ended September 30, 2014, the reduction in costs is due to insurance recoveries related to the Belpre production downtime. In the nine months ended September 30, 2014, production downtime at our Belpre, Ohio and Berre, France facilities.

We reconcile consolidated net loss to EBITDA and Adjusted EBITDA as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Net income (loss) attributable to Kraton	$8,446	$16,615	$(6,574)	$19,849
Net loss attributable to noncontrolling interest	(427)	(298)	(1,141)	(858)
Consolidated net income (loss)	8,019	16,317	(7,715)	18,991
Add:
Interest expense, net	6,151	6,099	17,975	18,667
Income tax expense	3,076	1,122	4,135	3,405
Depreciation and amortization	16,145	16,552	46,852	49,630
EBITDA	33,391	40,090	61,247	90,693
Add (deduct):
Restructuring and other charges (a)	533	—	1,499	653
Transaction and acquisition related costs (b)	4,968	(4,221)	5,798	8,822
Production downtime (c)	(134)	(990)	(343)	12,023
KFPC startup costs (d)	677	448	1,827	1,340
Non-cash compensation expense (e)	2,032	2,274	6,601	8,468
Spread between FIFO and ECRC	926	1,816	40,144	(6,508)
Adjusted EBITDA	$42,393	$39,417	$116,773	$115,491
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily recorded in cost of goods sold in 2014.

(b)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses. In 2015, charges are primarily related to the proposed acquisition of Arizona Chemical, and in 2014, charges are primarily related to the terminated Combination Agreement with LCY.

(c)
In 2015 and the three months ended September 30, 2014, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold. In the nine months ended September 30, 2014, production downtime at our Belpre, Ohio and Berre, France facilities, of which, $11.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(e)
For the three months ended September 30, 2015 and 2014, respectively, $1.7 million and $2.0 million is recorded in selling, general and administrative expenses, $0.2 million and $0.2 million is recorded in research and development expenses, and $0.1 million and $0.1 million is recorded in cost of goods sold. For the nine months ended September 30, 2015 and 2014, respectively, $5.7 million and $7.3 million is recorded in selling, general and administrative expenses, $0.5 million and $0.7 million is recorded in research and development expenses, and $0.4 million and $0.5 million is recorded in cost of goods sold.

We reconcile GAAP Loss Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
GAAP Earnings (Loss) Per Diluted Share	$0.27	$0.50	$(0.21)	$0.60
Restructuring and other charges (a)	0.02	—	0.05	0.02
Transaction and acquisition related costs (b)	0.16	(0.13)	0.18	0.27
Production downtime (c)	(0.01)	(0.03)	(0.01)	0.36
KFPC startup costs (d)	0.01	0.01	0.02	0.02
Valuation Allowance (e)	—	(0.06)	—	(0.06)
Spread between FIFO and ECRC	0.03	0.06	1.23	(0.19)
Adjusted Earnings Per Diluted Share	$0.48	$0.35	$1.26	$1.01
_____________________________________________________

(a)
Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses in 2015 and primarily recorded in cost of goods sold in 2014.

(b)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses. In 2015, charges are primarily related to the proposed acquisition of Arizona Chemical, and in 2014, charges are primarily related to the terminated Combination Agreement with LCY.

(c)
In 2015 and the three months ended September 30, 2014, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold. In 2014, production downtime at our Belpre, Ohio and Berre, France facilities, of which, $11.4 million is recorded in cost of goods sold and $0.6 million is recorded in selling, general and administrative expenses.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(e)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.

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
The Senior Secured Credit Facilities contain a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facilities is below specified amounts. Our failure to comply with this financial maintenance covenant would give rise to a default under the Senior Secured Credit Facilities. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the Senior Secured Credit Facilities contain customary events of default, including, without limitation, a failure to make payments under the facilities, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the Senior Secured Credit Facilities at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the Senior Secured Credit Facilities may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our Senior Secured Credit Facilities, our inability to meet the covenants or other provisions of the Senior Secured Credit Facilities would constitute an event of default, which would permit the bank lenders to accelerate the Senior Secured Credit Facilities. Such acceleration may in turn constitute an event of default under our senior notes or other indebtedness. At September 30, 2015, we were in compliance with the covenants under the Senior Secured Credit Facilities. For additional information regarding our Senior Secured Credit Facilities, see “Senior Secured Credit Facilities” in Note 7 Long-Term Debt, which is incorporated herein by reference.
Description of 6.75% Senior Notes due 2019
Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that mature on March 1, 2019. The notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis. We pay interest on the notes at 6.75% per annum, semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2015, 2016, and 2017 and thereafter, we may redeem all or a part of the senior notes for 103.375%, 101.688%, and 100.000%, of the principal amount, respectively. At September 30, 2015, we were in compliance with the covenants under the indenture governing our 6.75% senior notes. For additional information regarding our 6.75% senior notes, see “6.75% Senior Notes due 2019” in Note 7 Long-Term Debt, which is incorporated herein by reference.
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwanese Dollars (“NTD”), or $166.3 million (converted at the September 30, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $129.7 million (converted at the September 30, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $36.6 million (converted at the September 30, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2015, NTD 1.7 billion, or $52.6 million (converted at the September 30, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.

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
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At September 30, 2015, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 7 Long-Term Debt, which is incorporated herein by reference.
Known Trends and Uncertainties
On September 27, 2015, Kraton Polymers LLC, one of our wholly owned subsidiaries, entered into a definitive agreement to acquire all of the capital stock of Arizona Chemical for a cash purchase price of $1,370.0 million, subject to adjustment for cash and indebtedness at closing, as well as an adjustment for working capital and other items. The Arizona Chemical Acquisition is expected to close in late 2015 or early 2016, subject to certain customary closing conditions and the clearances and approvals under the rules of antitrust and competition law authorities in the United States, Germany, Russia and the Ukraine. We anticipate funding the Arizona Chemical Acquisition with a combination of borrowings under new senior secured credit facilities and an offering of debt securities. In connection with the pending acquisition, we secured commitment letters to fund the purchase price.
Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand and available borrowings under our Senior Secured Credit Facilities are our principal sources of liquidity.
Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our expected financial obligations, planned capital expenditures and anticipated liquidity requirements, including working capital requirements, our investment in the KFPC joint venture, debt payments, interest payments, benefit plan contributions and income tax obligations. In addition, we believe that we will be able to obtain borrowings on terms favorable to us that will be sufficient to fund the purchase price of the Arizona Chemical Acquisition.
Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality and fluctuations in foreign currency exchange rates, and accessibility or availability of adequate financing to fund the pending Arizona Chemical Acquisition. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Senior Secured Credit Facilities or any new credit facilities and financing arrangements to fund liquidity needs and enable us to service our indebtedness. At September 30, 2015, we had $63.8 million of cash and cash equivalents, which includes $11.0 million of cash-on-hand at KFPC, the consolidated joint venture in Asia. As of September 30, 2015, our available borrowing capacity under the Senior Secured Credit Facilities was $169.6 million of which none was drawn and as of October 26, 2015, our available borrowing capacity was $167.8 million, of which none was drawn. Excluding the $11.0 million of KFPC cash, our liquidity at September 30, 2015 amounted to $222.4 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We made contributions of $1.1 million to our pension plan in the nine months ended September 30, 2015 and $7.2 million in the nine months ended September 30, 2014. We expect our total pension plan contributions for the year ending December 31, 2015 to be $1.8 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2015, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2016 and beyond.
As of September 30, 2015, we had $62.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.3 million of additional cash tax expense would be incurred if this cash were repatriated.
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
Operating Cash Flows
Net cash provided by operating activities totaled $81.6 million in the nine months ended September 30, 2015 compared to $18.8 million of net cash used in operating activities in the nine months ended September 30, 2014. This represents a net increase in operating cash flows of $100.4 million, which was primarily driven by changes in working capital. The net change in working capital provided cash flows of $36.5 million for the nine months ended September 30, 2015 compared to a use of cash of $94.3 million for the nine months ended September 30, 2014, a period-over-period increase in operating cash flows of $130.9 million. The period-over-period changes are as follows:

•
$79.3 million increase in cash flows associated with inventories of products, materials and supplies, due to a decrease in inventory volumes for the nine months ended September 30, 2015 compared to an increase in inventory volumes for the nine months ended September 30, 2014. In addition, cash flows associated with inventories increased as a result of declining costs of raw material and finished goods inventories for the nine months ended September 30, 2015;

•	$27.0 million increase in cash flows associated with trade accounts payable due to the timing of payments; and a

•	$24.6 million net increase in cash flows due to the timing of payments of other items, including accounts receivable, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $90.2 million for the nine months ended September 30, 2015 and $84.1 million for the nine months ended September 30, 2014, which includes $46.1 million and $33.8 million, respectively, related to capital expenditures incurred by KFPC, our 50/50 joint venture with FPCC.
Expected Capital Expenditures
We currently expect 2015 capital expenditures, excluding capital expenditures by the KFPC joint venture and capitalized interest, will be approximately $55.0 million to $60.0 million. Included in this estimate is approximately $9.2 million to comply with the boiler MACT regulations and approximately $20.0 million to $23.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2015 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.
We currently anticipate the total KFPC joint venture project construction cost will be approximately $200.0 million to $210.0 million; of which, 2015 capital expenditures will be approximately $75.0 million to $80.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to September 30, 2015, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $166.3 million (converted at the September 30, 2015 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 7 Long-Term Debt, for further discussion of the KFPC Loan Agreement.

Financing Cash Flows
Our consolidated capital structure as of September 30, 2015 was approximately 45.1% equity, 50.5% debt and 4.4% noncontrolling interest compared to approximately 52.5% equity, 42.9% debt, and 4.6% noncontrolling interest at December 31, 2014.
Net cash provided by financing activities totaled $24.7 million for the nine months ended September 30, 2015 compared to net cash used in financing activities of $5.8 million for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, the KFPC joint venture drew $55.6 million on the KFPC Loan Agreement for construction funding partially offset by cash outflows of $31.3 million (excluding trading commissions) for repurchases of shares of our common stock as part of our share repurchase program approved in October 2014.
Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2014. Other than our obligations under the Arizona Chemical Acquisition stock purchase agreement, there have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2015, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our annual report on Form 10-K for the year ended December 31, 2014. See Note 9 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2015, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For further information regarding legal proceedings, see Note 11 Commitments and Contingencies, to our condensed consolidated financial statements.

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
There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K, except as described below.
Closing of the Arizona Chemical Acquisition is subject to a number of regulatory conditions. The Arizona Chemical Acquisition is subject to review by the Antitrust Division of the Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and by the antitrust and competition authorities in Germany, Russia and the Ukraine, and potentially other jurisdictions. Conditions to closing the Arizona Chemical Acquisition include the clearance and approval under the rules of the antitrust and competition authorities and that there is no judgment or regulatory action of a governmental body in effect that prohibits the Arizona Chemical Acquisition contemplated by the Acquisition Agreement. We can provide no assurance that all required regulatory clearances will be obtained or that the conditions associated with such clearances will be acceptable to either party. In addition, in some circumstances, a third party could initiate a private action under applicable antitrust and competition laws challenging or seeking to enjoin the Arizona Chemical Acquisition, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust and competition laws.
Failure to complete the Arizona Chemical Acquisition, or significant delays in completing the Arizona Chemical Acquisition, could negatively affect our future business and financial results. If the Arizona Chemical Acquisition is not completed, or if there are significant delays in completing the Arizona Chemical Acquisition, our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Acquisition Agreement;

•	negative reactions from the financial markets;

•	having to pay certain significant costs relating to the Arizona Chemical Acquisition; and

•
the attention of our management will have been diverted to the Arizona Chemical Acquisition rather than to our current operations and pursuit of other opportunities that could have been beneficial the the Company.

We may have difficulties integrating the operations of Arizona Chemical. If we are unable to integrate or to successfully manage the Arizona Chemical operations, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to realize the operating efficiencies, synergies, cost savings or other benefits expected from the pending Arizona Chemical Acquisition for a number of reasons, including, but not limited to, the following: (i) we may fail to integrate the Arizona Chemical business with our existing business into a cohesive, efficient enterprise; (ii) our resources, including management resources, are limited and may be strained, and the Arizona Chemical Acquisition may divert our management's attention from initiating or carrying out programs to save costs or enhance revenues; (iii) our failure to retain key employees and contracts of Arizona Chemical; and (iv) we may fail to identify operating problems or liabilities prior to closing of the Arizona Chemical Acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Following is a summary of our repurchases of common stock during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program (a)
August 1 - 31, 2015	453,224	$20.59	453,224	$7.9
September 1 - 30, 2015	373,918	$20.98	373,918	$0.0
Total	827,142	$20.77	827,142	$0.0
No shares were repurchased in the month of July 2015.

(a)
On October 27, 2014, our board of directors approved a share repurchase plan which allowed for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. During the three months ended September 30, 2015, we repurchased 827,142 shares of our common stock at an average price of $20.77 per share and a total cost of $17.2 million (including trading commissions). From the inception of the program through September 30, 2015, we repurchased a total of 2,549,683 shares of our common stock at an average price of $19.58 per share and a total cost of $50.0 million (including trading commissions). The share repurchase program was financed with available cash and the program is now complete.

Item 6.	Exhibits.

Exhibit Number
2.1
Stock Purchase Agreement, dated as of September 27, 2015, by and among AZC Holding Company LLC, Arizona Chemicals Holdings Corporation and Kraton Polymers LLC (incorporated by reference to Exhibit 2.1 to Kraton Performance Polymers, Inc.'s Current Report on Form 8-K filed with the SEC on September 30, 2015).

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2015 and 2014 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date:	October 29, 2015	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 29, 2015	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer