Form 10-K
period 2015-12-31
Kraton Performance Polymers, Inc.
filed 2016-02-24
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Performance Polymers, Inc. at June 30, 2015: $737,458,053. Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding at February 22, 2016: 30,633,743.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Performance Polymers, Inc.’s proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; expected synergies and cost savings associated with the acquisition of Arizona Chemical Holdings Corporation (“Arizona Chemical”); debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated 2016 capital expenditures, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2016; estimates or expectations related to raw material costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (as defined herein) in future periods; the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.
Forward-looking statements are based on current plans, estimates and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

PART I

Item 1.	Business.
THE COMPANY
General
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”) and other engineered polymers. Effective with the January 6, 2016 acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”), we are now also a leading global producer of value-added specialty products primarily derived from pine wood pulping co-products.
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products. We also sell isoprene rubber (“IR”) and isoprene rubber latex (“IRL”) which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
Following the Arizona Chemical Acquisition, we also refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), into value-added specialty chemicals. Our pine-based specialty products are sold into adhesive, road and construction and tire markets, and we produce and sell a broad range of chemical intermediates into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances and mining.
Presentation of Financial Statements.
References in this document to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses, except for historical financial information and except for the information included in Part II, Items 6 through 9A of the Annual Report on Form 10-K, which pertains to the legacy Kraton businesses only. The information in these items has been presented in this way to provide consistency with Kraton's 2014 financial statements.
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
Strategy
Over the past several years, we have implemented, and continue to implement, a range of strategic initiatives designed to improve our overall cost structure. Our strategic initiatives are intended to: (1) enhance our profitability and market position, with a focus on increasing our scale and optimizing our manufacturing footprint, (2) increase our overall margins and return on invested capital and (3) advance our portfolio of differentiated products, while, at the same time, expanding sales of our core product grades. Strategic initiatives currently include (1) manufacturing optimization, including through our expansion of USBC capacity at our Berre, France facility and leveraging the HSBC capacity under construction by our joint venture, KFPC, located in Mailiao, Taiwan to optimize global HSBC, (2) asset productivity, including through use of the natural gas boilers that replaced the coal-burning boilers at our Belpre, Ohio facility, (3) complexity reduction, including through integrated CariflexTM manufacturing, and (4) fixed costs management through reduction in selling, administrative and research costs. We realized approximately $19.4 million of total cost savings related to these initiatives during 2015.
Corporate History
Kraton Performance Polymers, Inc. was incorporated in 2009 under Delaware law and is the successor to a Delaware limited liability company, formed in 2003. In December 2009, we completed our initial public offering, and trading in our common stock commenced on the New York Stock Exchange. Certain affiliates of TPG Capital, L.P. and of J.P. Morgan Partners, LLC collectively owned a majority of our common stock following the initial public offering, but sold all of their holdings in our common stock through two secondary public offerings conducted in September 2010 and April 2011. On January 6, 2016, we completed the Arizona Chemical Acquisition. We conduct our business through Kraton Polymers LLC and its consolidated subsidiaries.

RECENT DEVELOPMENTS
Acquisition of Arizona Chemical
On January 6, 2016, we completed the Arizona Chemical Acquisition for a cash purchase price of $1.37 billion, subject to adjustment for cash, indebtedness, working capital and other items. We believe that the Arizona Chemical Acquisition extends our technology and market diversification, creates a more robust platform for growth, and enhances our opportunities to deepen our customer relationships by expanding our presence in our core markets. Arizona Chemical’s end use market exposure is highly complementary with that of Kraton, particularly in markets such as adhesives, roads and construction, fuel additives and lubricants, and oilfield chemicals. In addition, the renewable nature of Arizona Chemical’s product and technology offerings reduces our overall exposure to hydrocarbon-based feedstocks. See Note 3 Acquisition of Arizona Chemical to the consolidated financial statements for a further description of the Arizona Chemical Acquisition.
The $1.37 billion cash purchase price for the Arizona Chemical Acquisition, the cash tender offer and redemption of all of our outstanding 6.75% senior notes due March 1, 2019 (the “6.75% Senior Notes”), and the related acquisition and financing expenses for the Arizona Chemical Acquisition were funded through the following transactions:

•	A $1,350.0 million six-year senior secured first lien term loan facility,

•	A private offering of $440.0 million in aggregate principal amount of 10.5% senior notes due 2023, and

•	An amended and restated $250.0 million five-year asset-based revolving credit facility, $37.1 million of which was drawn on the closing date.
Our previously outstanding indebtedness under the 6.75% Senior Notes and the former asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility and a $100.0 million Dutch senior secured revolving credit facility (together, the “Senior Secured Credit Facilities”) were satisfied and canceled on January 6, 2016. See Note 19 Subsequent Events to the consolidated financial statements for a further description of the debt issued to finance the Arizona Chemical Acquisition.
Arizona Chemical Products and Commercial Applications. Following the Arizona Chemical Acquisition, we manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, CTO and CST, both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids ( “TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch (“Pitch”). We further upgrade TOFA, TOR and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets. We focus our resources on four target markets: (1) adhesives, (2) roads & construction, (3) tires and (4) chemical intermediates. Within our target markets, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
While this business is based predominantly on the refining and upgrading of CTO and CST, we have the capacity to use both hydrocarbon-based raw materials, such as alpha-methyl-styrene (“AMS”), rosins and gum rosins where appropriate and, accordingly, are able to offer tailored solutions for our customers.
Arizona Chemical has a portfolio of innovations at various stages of development and commercialization, including:

•	adhesive tackifiers designed to enable the use of a higher amount of recycled content in packaging materials;

•	high solid adhesive dispersions for labels and tapes that allow for higher coating speeds, which lower process energy costs;

•	heat stable rheology, ink resins that reduce formulation complexity for ink manufacturers while improving ink performance;

•	high performance tire tread resins that promote wet grip, fuel economy and tire life;

•	fuel lubricity improvers that ensure low sulfur targets for diesel fuel can be met;

•	bitumen additives for the asphalt paving market that enable high recycled content in asphalt mixes; and

•	insolublemaleic rosin esters used in pavement marking binders that provide thermal oxidation resistance.

Adhesives. We offer a broad range of products to service target adhesives submarkets, including rosin-based tackifiers for packaging and pressure-sensitive adhesive applications, terpene-based tackifiers for bookbinding, hygiene and pressure-sensitive adhesive applications, AMS resins for bookbinding and pressure-sensitive adhesive applications and hot melt polyamides for flexible packaging.
Our tackifiers are primarily used in hot melt adhesives, which are heavily used in the packaging submarket. Our focus in packaging is to improve our competitive position by introducing higher stability tackifiers that work in new polymer systems. We believe our efforts to improve functionality of tackifier offerings will enable differentiated and profitable growth in emerging markets.
Roads and Construction. We provide various products for use in roads and construction applications. Within the pavement marking submarket, we provide rosin based binders for the thermoplastic pavement marking submarket. We have a long-standing history with our customers in this submarket and our manufacturing footprint enables us to provide stable supply, a significant competitive advantage. Within the paving submarket, we sell TOFA for the asphalt paving market and produce rosin esters, insoluble maleic-based tackifiers and niche products including bitumen additives. Our performance bitumen additives were developed specifically to address unmet needs of the asphalt paving market where our technology enables the use of reclaimed asphalt pavement at high levels in an asphalt mix, while meeting local performance specifications. We have a strong market position supported by our increasing expertise in bitumen chemistry for aged materials, a comprehensive understanding of market needs, innovative product solutions and a growing patent portfolio.
Tires. We sell a range of products that enhance the performance and manufacturing of high performance, winter, and all-season tires. Our terpene-based tread enhancement resins optimize wet grip of tire treads while maintaining rolling resistance and durability which contribute to improved vehicle fuel efficiency. We market our AMS-based tread enhancement additives with product attributes including rolling resistance, durability, wet grip enhancement and exceptional compatibility with rubber compounds, especially solution styrene butadiene rubber polymers. We also sell TOFA, DTO and rosins as processing aids which provide select functionalities at various steps in the rubber and tire manufacturing process.
Arizona Chemical was one of the first companies to supply tread enhancement resins to the tire industry and won early qualifications with innovative tire manufacturers. The quest for improved fuel economy has prompted the introduction of silica-based “green tires” of which certain of our products are a key component. AMS resins were the first tread enhancement additive commercialized beyond basic hydrocarbon tackifiers and offer a good balance of properties, price and performance ratio for current generation tires.
Chemical Intermediates. The chemical intermediates market serves various submarkets with a wide product offering and provides value across several different applications including, among others, fuel additives, oilfield chemicals, mining, coatings, metalworking fluids and lubricants, inks, flavors and fragrances. Our products sold into the chemical intermediates market include:
TOFA. Compared to other fatty acids obtained from various vegetable and animal origins, TOFA has a unique chemical composition characterized by distinctive features. For example:

•
in coatings, TOFA serves as a binder in solvent-based paints as well as in hybrid coatings, and is preferred over soybean oil due to its higher unsaturation, better reactivity, flexibility and compatibility;

•	in mining, TOFA is preferred over oleic acid as lower viscosity and higher affinity with the ore extract allow a higher recovery yield;

•	in oilfield chemicals, TOFA is preferred over oleic acid given its easier handling, better solubility in drilling muds, as well as higher surface activity and emulsifying power; and

•	in fuel additives, TOFA improves the lubricity of low-sulfur diesel fuel, preventing engine fuel pump wear.
Dimer Acids. Our dimer acids are used for the production of polyamide resins for epoxy coatings, flexographic inks, and high performance adhesive applications. In addition, dimer acids are building blocks in the production of corrosion inhibitors and emulsifiers for the production and recovery of petroleum and natural gas. Major competitors in this area include producers of dimer acid from other feedstocks such as rapeseed and cottonseed oil, and other producers of TOFA-based dimers.
TOR. TOR is used in all major rosin applications for the manufacture of adhesives, inks, pavement markers, rubber, paper and chewing gum.
DTO. DTO is one of the fractions resulting from the CTO refining process, consisting of a mixture of TOFA and rosin acids. Our DTO is primarily used as an emulsifier for metalworking fluids and lubricants, where our product offers performance attributes and, in many cases, replaces less environmentally friendly hydrocarbon-based chemicals. In these applications, it is sometimes used in place of TOFA.

Terpene Fractions. We supply terpene fractions, alpha-pinene and beta-pinene, mainly as specialty tackifiers for the adhesives market and tread enhancers for the tires market. We also sell CST directly to global flavor and fragrance producers.
Belpre Compounding Unit Asset Sale
On January 29, 2016, we sold certain assets to PolyOne Corporation (“PolyOne”) including intellectual property, inventory, equipment and other intangible assets associated with our Belpre, Ohio compounding unit (the “BCU”). The BCU is used to manufacture HSBC and USBC based compounds. The $72.0 million purchase price, which was paid in cash at closing, was used to pay down existing indebtedness. In connection with the sale, we entered into a seven year exclusive polymer supply agreement and a compound manufacturing agreement for a transition period of up to two years with PolyOne. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line. Considering both the reduction in sales partially offset by the manufacturing agreement, we expect the divestiture to have a net impact on 2016 EBITDA of approximately $7.0 million.
OUR SBC BUSINESS
Products and Commercial Applications
Our polymer products are high performance elastomers that are engineered for a wide range of applications. Our products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion and hot melt, and solution applied coatings.
The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components and certain adhesives and sealant applications. IR and IRL are non-SBC products which are primarily used in surgical gloves and condoms.
We have a portfolio of innovations at various stages of development and commercialization, including:

•	polyvinyl chloride alternatives for wire and cable and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	highly-modified asphalt ("HiMA") for high-performance paving applications;

•	a family of high melt flow polymers for use in soft touch overmolding, protective cling films and other polymer modification applications;

•	NEXARTM polymers for heating, ventilation, air conditioning and breathable fabrics; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.
Our polymer products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue Mix ($ in millions)
Product Groups	2015		2014		2013
Performance Products	$540.6	52.3%	$678.9	55.2%	$762.9	59.0%
Specialty Polymers	$350.7	33.9%	$412.4	33.5%	$412.0	31.9%
Cariflex	$142.9	13.8%	$138.6	11.3%	$116.0	9.0%
Other	$0.4	—%	$0.5	—%	$1.2	0.1%

Performance Products. For the years ended December 31, 2015, 2014 and 2013, our Performance Products, which are USBC products, generated revenue into the following product applications:

	Performance Products Revenue Mix
Application:	2015	2014	2013
Paving	27%	26%	27%
Roofing	18%	18%	18%
Personal care	20%	20%	19%
Packaging & industrial adhesives	18%	19%	19%
Industrial	7%	7%	6%
Other	10%	10%	11%
Our Performance Products impart characteristics such as:

•	resistance to temperature and weather extremes in roads and roofing;

•	resistance to cracking, reduced sound transmission and better drainage in porous road surfaces; and

•	increased processing flexibility in adhesive applications, such as packaging tapes and labels, and materials used in disposable diapers.
In paving and roofing applications, our Performance Products primarily consist of styrene-butadiene-styrene (“SBS”)-modified asphalt, which in roofing applications produces stronger and more durable felts and shingles, and in paving applications enhances the strength and elasticity of asphalt-based paving compositions over an extended temperature range. In paving applications, we believe our HiMA technology polymers will extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions. Our products primarily compete with chemicals such as styrene-butadiene rubber latex, acetates, polyphosphoric acids and thermoplastic materials like ethylene-propylene-diene-monomer (“EPDM”), polyethylene, atactic polypropylene and unmodified asphalts. We believe that customer choice for these markets is driven principally by total end-product cost, temperature performance, bitumen source and application.
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
In adhesives applications, our Performance Products primarily compete with ethylene-vinyl acetate, polyolefines, and metallocene polyolefins. The choice between these materials is influenced by bond strength, specific adhesion, consistent performance to specification, processing speed, hot-melt application, resistance to water and total end-product cost. Our SBCs are compatible with many other formulating ingredients. We believe demand for utilization of SBC based adhesives is primarily driven by cost reduction and higher performance.

Specialty Polymers. Our Specialty Polymers are comprised of HSBC products which are significantly more complex to produce than our Performance Products, which are USBC products. As a result, our Specialty Polymers generally generate higher margins than our Performance Products. For the years ended December 31, 2015, 2014 and 2013, our Specialty Polymers revenue included sales into the following product applications:

	Specialty Polymers Revenue Mix
Application:	2015	2014	2013
Lubricant additives	14%	20%	16%
Polymer modification	13%	13%	13%
Personal care	10%	12%	16%
Medical	10%	8%	8%
Cable gels	7%	9%	7%
Adhesives and coatings	7%	7%	6%
Industrial	7%	5%	4%
Consumer	5%	4%	5%
Other	27%	22%	25%
Our Specialty Polymers impart characteristics such as:

•	improved flow characteristics for many industrial and consumer sealant and lubricating fluids;

•	soft feel in numerous consumer products such as razor blades, power tools, and automobile components;

•	impact resistance for demanding engineered plastic applications;

•	flexibility for wire and cable plastic outer layers;

•	stretch properties in disposable diapers and adult incontinence products;

•	resistance to ultraviolet light;

•	processing stability and viscosity; and

•	elevated temperature resistance
Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane, PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide and ethylene-propylene-diene-monomer based products. We believe demand for our Specialty Polymers portfolio is principally driven by customer-specific needs and by the ability to balance performance characteristics such as soft-touch, durability, stretch and impact.
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
CariflexTM. We market our IR and IRL products under the Cariflex brand name. These products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins. For the years ended December 31, 2015, 2014 and 2013, our Cariflex revenue included sales into the following product applications:

	Cariflex Revenue Mix
Application:	2015	2014	2013
Medical	94%	94%	94%
Industrial	6%	6%	6%

IR (formed from polymerizing isoprene) is a high purity, non-SBC product. Our IR polymers are available as bales of rubber or as latex. We focus our IR polymers in demanding applications such as medical products, paints, coatings and specialized footwear. IRL (emulsion of IR in water) is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care and food contact operations. Our IRL is specialized polyisoprene latex with a controlled structure and low chemical impurity levels obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages to natural rubber latex. IRL is predominately used in synthetic surgical gloves and condoms.
Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile and polychloroprene latex rubber, as well as polyurethane.
We have undertaken several projects to support anticipated continued growth in demand for our CariflexTM products. During 2011, we successfully completed the expansion of our IRL capacity at our Paulinia, Brazil, facility, and more recently, two manufacturing line expansions were completed by our contracted supplier in Japan, more than doubling our previous capacity in Japan.
GENERAL
Sales and Marketing
Our business is predominantly based on a short sales cycle. We sell our products through a number of channels including a direct sales force, marketing representatives and distributors. We use third-party marketing representatives and distributors in markets where they have existing platforms and are more cost effective in completing market coverage. We have long-term relationships and a wide network of distributors across North America, Europe, Latin America and Asia Pacific.
Our sales personnel are primarily responsible for maintaining relationships with our customer base to provide product advice. In general, they arrange and coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain what we consider to be strong customer relationships.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. See Note 14 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of revenue and long-lived assets. We generated our revenue from customers located in the following regions:

Revenue by Geography:	2015	2014	2013
Americas	38.4%	38.9%	39.3%
Europe, Middle East and Africa	33.1%	36.4%	38.7%
Asia Pacific	28.5%	24.7%	22.0%
Competition
In each of our markets, we compete on the basis of a range of factors, including price, breadth of product availability, product quality and the speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce customized products and the availability of technical support. We also compete against a broad range of alternative materials throughout our product groups, including petrochemical, animal and vegetable-based substitutes.
Industry. Our most significant competitors in the specialty chemicals industry are: (1) other SBC producers, including Asahi Chemical, Chi Mei, Dynasol, Kuraray, Korea Kumho, LCY, LG Chemical, Sinopec, TSRC, Versalis, Sibur Voronezh and Zeon Corporation and, following the Arizona Chemical acquisition, (2) other pine chemical manufacturers, including Ingevity, Harima Lawter, Inc., Les Dérivés Résiniques et Terpéniques, Georgia-Pacific LLC, and Respol Group, (3) gum rosin processors, including Harima Lawter Inc. and (4) companies that refine and upgrade hydrocarbons or vegetable oil, including ExxonMobil Corp., Eastman Chemical Company, Archer-Daniels-Midland Company, BASF SE, Cargill, Inc., Energy Oleo Chemicals LLC, KLK Oleo, Oleon NV and Vantage Oleon Chemicals. Generally, however, we believe individual competitors do not compete across all of our product applications.
Sources and Availability of Raw Materials
For the production of SBCs, we use butadiene, styrene and isoprene (also referred to as “monomers”) as our primary raw materials in manufacturing our products. On a first-in, first-out basis of accounting (“FIFO”), these monomers together represented approximately $385.2 million, or 47.8%, of our total cost of goods sold for the year ended December 31, 2015.

For our SBC facilities in the U.S., we procure a substantial majority of our monomers from U.S. suppliers pursuant to contractual arrangements generally having terms ranging from one to two years, subject to renewal conditions. In Europe, we source our butadiene pursuant to long-term contracts in effect through 2040 and 2023 for our Wesseling, Germany, and Berre, France, facilities, respectively. We source styrene and isoprene in Europe through a variety of short term contractual arrangements. In Brazil, we generally purchase all our raw materials from local third-party suppliers under short term contractual arrangements. In Japan, butadiene and isoprene are supplied under our joint venture agreement with JSR Corporation (“JSR”) and styrene is sourced from local third-party suppliers.
Following the Arizona Chemical Acquisition, we have an exclusive long-term supply contract with International Paper, through 2027, pursuant to which they have agreed to sell to us, and we agreed to purchase from them, all of the CTO and CST produced at their paper mills. We also maintain long-standing relationships with other major suppliers of CTO and CST in the United States and Europe. Additionally, our CTO supply sources are further diversified by our ability to refine and process Black Liquor Soap (“BLS”) into CTO in the U.S. Most of Arizona Chemical's manufacturing facilities are located in close proximity to the facilities of our raw material suppliers, allowing us to procure our raw materials at a low delivered cost. Furthermore, we work directly with our suppliers at their production facilities to enhance their CTO and CST yields through technological improvements, which maximize our raw material supplies, improve the efficiency of our suppliers’ operations and enable us to foster strong, long-lasting relationships with them.
Operating Agreements
LyondellBasell operates our manufacturing facilities located in Berre, France, and Wesseling, Germany. LyondellBasell charges us fees based on specified costs incurred in connection with operating and maintaining these facilities as specified in each respective agreement. LyondellBasell employs and provides all staff, other than certain managers, assistant managers and technical personnel, whom we may appoint. The operating agreement for our Berre facility has an unlimited term, but is terminable as of any date after December 31, 2020 following a minimum 18 months notice by either party. The operating agreement for our Wesseling facility is effective through March 31, 2040 and termination requires a five year prior written notice.
Research, Development and Technology
Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $31.0 million, $31.4 million and $32.0 million for research and development for the years ended December 31, 2015, 2014 and 2013, respectively. We also engage in customer-sponsored research projects; with average spending of approximately $1.0 million a year for the three-year period ended December 31, 2015.
Our research and development activities are primarily conducted in laboratories in Houston, Texas, and Amsterdam, the Netherlands. In addition, we launched a semi-works facility in 2014 at our Belpre, Ohio, plant which accelerates polymer development efforts and commercialization of products including the reduction of customer qualification lead times. Following the Arizona Chemical Acquisition, we have additional research and development laboratories in Savannah, Georgia, Almere, the Netherlands, and Shanghai, China.
Patents, Trademarks, Copyrights and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks and trade secrets. In 2015, we were awarded 63 patents for new products or applications, and at December 31, 2015, we had 989 granted patents and 328 pending patent applications. Following the Arizona Chemical Acquisition, we obtained an additional 225 granted patents, with a further 129 pending patent applications as of the transaction close date. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, a significant portion of our patent portfolio is expected to remain in effect for a long period. The granted patents and the applications cover both the United States and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business and the overall profitability of our business is not dependent on any single patent, trademark, license or franchise.
Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. We maintain a number of trade names which are protected by trademark laws.

Employees
As of December 31, 2015, we had 917 employees. In addition, 172 LyondellBasell manufacturing employees operate our manufacturing facilities and provide maintenance services in Europe under various operating and services arrangements. See “Operating Agreements.” As of the closing date of the Arizona Chemical Acquisition, Arizona Chemical had 1,112 employees.
Environmental Regulation
Our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at the international, national, state and local levels. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures in 2015 for environmental purposes of $4.5 million, and estimate such expenditures to be approximately $15.0 million in 2016 and $15.0 million to $20.0 million in 2017.
Costs of remediation at our current and former facilities are covered by indemnification agreements, insurance or through allocated reserves. We currently estimate that the costs of remediation will not materially affect our operations or cause us to materially exceed our anticipated level of capital expenditures. Although resolution of environmental liabilities will require future cash outlays, it is not expected that such outlays will materially impact our liquidity position, although there can be no assurance that such impacts could not occur.
Seasonality
Seasonal changes and weather conditions typically affect our sales of products in our paving, roofing, and construction applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Sales for our other product applications tend to show relatively little seasonality.
For Arizona Chemical, seasonality typically affects the availability of CTO and CST, our primary raw materials. Yields of CTO and CST are higher during the first half of the year, generally peaking during the early summer months, due to the natural growth and associated chemical yield cycles of trees in addition to higher yields from kraft pulping during the cooler months.
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
Failure to successfully integrate Arizona Chemical in the expected time frame may adversely affect our future results, including the realization of anticipated cost synergies and the incurrence of additional and/or unexpected costs in order to realize them.
The success of the Arizona Chemical Acquisition will depend substantially on our ability to realize the anticipated benefits and cost synergies from combining our business with Arizona Chemical’s business. To realize these anticipated benefits, the businesses must be successfully integrated and combined, and we will incur substantial costs to do so. We currently estimate the cost to achieve expected annual synergies of approximately $65.0 million (expected to be fully realized by 2018) to be approximately $50.0 million over the three-year period following closing of the Arizona Chemical Acquisition and in addition, we may incur future costs associated with integrating the businesses. There can be no assurance that we will be able to realize the anticipated cost synergies from the Arizona Chemical Acquisition in the anticipated amounts or within the anticipated timeframes or costs expectations, or at all.
The combined organization may not be able to achieve its objectives or expected synergies for a number of reasons, including, but not limited to, the following: (i) we may fail to integrate the Arizona Chemical business with our existing business into a cohesive, efficient enterprise; (ii) our resources, including management resources, are limited and may be strained, and the Arizona Chemical Acquisition may divert our management’s attention from initiating or carrying out programs to save costs or enhance revenues; (iii) our failure to retain key employees and contracts of Arizona Chemical; and (iv) there may be operating problems or liabilities that were not identified prior to closing of the Arizona Chemical Acquisition. In addition, costs to achieve anticipated synergies and benefits may exceed our estimates, and the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the Arizona Chemical Acquisition.
Assumptions relating to these cost synergies involve subjective decisions and judgments. Although our management team believes these estimates and assumptions to be reasonable, any of the assumptions could be inaccurate. The internal financial projections used to calculate anticipated cost synergies also do not take into account any circumstances or events occurring after the date on which they were prepared. These internal financial projections reflect assumptions as to certain business decisions that are subject to change. Accordingly, there can be no assurance that the internal financial projections and the related anticipated cost synergies will be realized or that actual results will not be significantly higher or lower than projected. We undertake no obligation to update or otherwise revise or reconcile these internal financial projections and the related anticipated cost synergies whether as a result of new information, future events or otherwise.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness, including our senior notes and our senior secured credit facilities.
As of December 31, 2015, we had $350.0 million principal amount of indebtedness outstanding in the form of the 6.75% Senior Notes and our former Senior Secured Credit Facilities which were undrawn, with available borrowing capacity of $165.5 million. In connection with the Arizona Chemical Acquisition we:

•	conducted a cash tender offer and redemption for the 6.75% Senior Notes;

•	entered into a new $1,350.0 million first lien term loan (the “Term Loan Facility”);

•	amended our former senior secured credit facilities to a $250.0 million asset-based credit facility (the “ABL Facility”), under which we drew $37.1 million; and

•	issued $440.0 million of 10.5% senior notes due 2023 (the “10.5% Senior Notes”).
Under our new Term Loan Facility and amended ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions. In addition, our KFPC joint venture executed a syndicated loan agreement in the amount of 5.5 billion new Taiwanese dollars ( “NTD”), or $167.5 million (converted at the December 31, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing fifty percent (50%) of the indebtedness, of which NTD 2.5 billion, or $76.9 million (converted at the December 31, 2015 exchange rate), of indebtedness was outstanding as of December 31, 2015.
Although the agreements governing the Term Loan Facility, the ABL Facility, the 10.5% Senior Notes, and the KFPC Loan Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and additional indebtedness that we may incur from time to time to finance projects or for other reasons in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.

Our indebtedness could:

•	make it more difficult for us to satisfy our financial obligations;

•	increase our vulnerability to adverse economic and industry conditions;

•
increase the risk that we breach financial covenants and other restrictions in our debt agreements, which can be exacerbated by volatility in the cost of our raw materials and the resulting impact on our earnings;

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

Our ability to pay principal of and interest on indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility to fund liquidity needs, including debt service. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the 10.5% Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, $37.0 million was drawn on the ABL Facility with a remaining available borrowing capacity of $176.9 million. In addition, if new debt is added to our and/or our subsidiaries’ debt levels, the related risks that we now face as a result of our leverage would intensify.
Our current and future debt instruments may impose significant operating and financial restrictions on us and affect our ability to access liquidity.
Our current debt instruments do, and any future debt instruments may, contain a number of restrictive covenants that impose significant operating and financial restrictions on us. Under the terms of our ABL Facility, we are subject to a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facility is below specified amounts. In addition, our Term Loan Facility includes a senior secured net leverage ratio covenant which shall not exceed 4.00:1.00 through March 31, 2017 reducing over time to 3.25:1.00 in 2019. In addition, our debt instruments may include restrictions on our ability to, in certain circumstances, among other things:

•	place liens on our or our restricted subsidiaries’ assets;

•	make investments other than permitted investments;

•	incur additional indebtedness;

•	merge, consolidate or dissolve;

•	sell assets;

•	engage in transactions with affiliates;

•	change the nature of our business;

•	change our or our subsidiaries’ fiscal year or organizational documents; and

•	make restricted payments (including certain equity issuances).

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
To service our indebtedness, we will require a significant amount of cash.
Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness, and to fund working capital needs and planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control, including, among other things, the costs of raw materials used in the production of our products.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. We might not generate sufficient cash flow to repay indebtedness as currently anticipated. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Term Loan Facility and the ABL Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Following the close of the Arizona Chemical Acquisition on January 6, 2016, approximately $1,350.0 million of our debt would have been variable rate debt, and, holding other variables constant, an increase or decrease in interest rates by 0.125% on our variable rate debt would increase or decrease our annual interest expense by approximately $1.7 million. Subsequent to the close of our Term Loan Facility, we entered into a series of interest rate swaps for a portion of the forecasted Term Loan Facility balance effective in January 2017 whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, interest rate swaps we entered may not fully mitigate our interest rate risk.
Conditions in the global economy and capital markets may adversely affect the company’s results of operations, financial condition and cash flows.
Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive, construction and consumer products. Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, sales volumes and margins. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.
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
Our manufacturing processes use the following primary raw materials: butadiene, styrene, isoprene, CTO, including black liquor soap that we refine into CTO and CST. We have entered into long-term supply agreements with Shell Chemicals, LyondellBasell, International Paper and others to supply our raw material needs in the United States and Europe.
In addition, most of our long-term contracts contain provisions that allow our suppliers to limit, or allocate, the amount of raw materials shipped to us below the contracted amount in certain circumstances. If we are required to obtain alternate sources for raw materials because a supplier is unwilling or unable to perform under raw material supply agreements, if a supplier terminates its agreements with us, if we are unable to renew our existing contract, or if we are unable to obtain new long-term supply agreements to meet changing demand, we may not be able to obtain these raw materials in sufficient quantities or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us, if at all. A lack of availability of raw materials could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Currently, we source our isoprene requirements for the United States and Europe from a portfolio of suppliers. In Japan, we obtain the majority of our isoprene requirements from our joint venture partner, JSR, and from alternative suppliers as needed. In Brazil, isoprene is primarily obtained from local third party suppliers under short term contractual arrangements. These suppliers may not be able to meet our isoprene requirements, and we may not be able to obtain isoprene in quantities required for our operations on terms favorable to us, or at all. A lack of availability of isoprene in the quantities we require to produce products containing isoprene could have a material adverse effect on our results of operations.
Because there is limited non-captive isoprene availability, the market for isoprene is thin and prices are particularly volatile. Prices for isoprene are impacted by the supply and prices of natural and synthetic rubber, prevailing energy prices and the existing supply and demand of isoprene in the market. In the past, tight supply in the isoprene market has been exacerbated by operational problems of some key producers and reduced availability of crude C5 inputs for the extraction units. More recently, the trend toward lighter ethylene cracker feed slates has reduced the supply of crude C5 in the United States. This decrease has been replaced by imports of crude C5 and/or isoprene. Significant increases in the cost of isoprene could have a material adverse impact on our results of operations, financial condition and cash flows.
If the availability of butadiene is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on our sales of products requiring butadiene.
The North American market is structurally short of butadiene and has relied on imports of crude C4 and/or butadiene to balance demand. With the trend toward lighter ethylene cracker feed slates in the United States, there has been a reduction in the supply of crude C4. The North American market has been supplemented by imports of crude C4 and butadiene. Historically, the European market has been better balanced and provided exports to North America. Currently, our butadiene requirements in the United States are satisfied by several suppliers, and LyondellBasell is our major butadiene supplier in Europe. In general, the quantity of butadiene available in any one region is dependent on the cracking inputs of olefins plants, ethylene demand, inter-regional demand for butadiene and demand for other oil derivatives. Suppliers may not be able to meet our butadiene requirements, and we may not be able to obtain substitute supplies of butadiene from alternative suppliers in a timely manner or on favorable terms. A lack of availability of butadiene in the quantities we require to produce products containing butadiene could have a material adverse effect on our results of operations, financial condition and cash flows.
If the availability of styrene is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on facility utilization and our sales of products requiring styrene.
We satisfy our styrene requirements in the United States and Europe pursuant to purchase agreements with terms of one to two years, subject to renewal conditions. We have more than one supplier in each of these regions and also generally have alternatives for either modifying the contract, supply portfolio or obtaining spot supply. As contracts expire, we cannot give assurances that we will obtain new long-term supply agreements or that the terms of any such agreements will be on terms favorable to us, and consequently our future acquisition costs for styrene may therefore increase which could have a material adverse effect on our results of operations, financial condition and cash flows.

If the availability of CTO is limited, we may be unable to produce some of our products in quantities or on economic terms sought by our customers, which could have an adverse effect on facility utilization and the sales of products requiring CTO.
The availability of CTO is directly linked to the production output of kraft mills using pine as their source of pulp. As a result, there is a finite global supply of CTO, with global demand for kraft board driving the global supply of CTO, rather than demand for CTO itself. Most of the CTO made available for sale by its producers in North America is covered by long-term supply agreements, further constraining availability. We have a long-term supply contract with International Paper pursuant to which they sell to us all of the CTO produced at their paper mills. If International Paper, or any of our other suppliers for CTO, fail to meet their respective obligations under supply agreements or if we are otherwise unable to procure an adequate supply of CTO, we may be unable to produce the quantity of products needed to satisfy customer demand. There are other pressures on the availability of CTO. Some pulp or paper mills may choose to consume their production of CTO to meet their energy needs rather than sell the CTO to third parties. Also, there are regulatory pressures that may incentivize suppliers of CTO to sell CTO into alternative fuel markets rather than to historical end users. Furthermore, weather conditions have in the past and may in the future affect the availability and quality of pine trees used in the kraft pulping process and therefore the availability of CTO meeting our quality standards. A lack of availability of CTO in the quantities we require to produce products containing CTO could have a material adverse effect on our results of operations, financial condition and cash flows.
The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”) and similar legislation in the United States and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels.
In December 2008, the European Union adopted RED, which established a 20% EU-wide target for energy consumed from renewable sources relative to the EU’s gross final consumption of energy, as well as a 10% target for energy consumed from renewable sources in the transport section by 2020. In order to reach these targets, the RED established mandatory targets for each Member State (as defined in RED) and required each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets. RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently fulfills RED’s biofuel sustainability criteria. In spring 2015, the EU adopted amendments to RED, expressly listing CTO as a residue- type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels. In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the United States. Because the supply of CTO is inherently constrained by the volume of kraft pulp processing, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as the principal raw material of the pine chemicals industry. A reduced ability to procure an adequate supply of CTO due to competing new uses such as for biofuel production, could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.
Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene as our primary raw materials in our SBC Business. On a first-in, first-out (FIFO) basis, these monomers together represented approximately $385.2 million, $512.8 million and $609.5 million or 47.8%, 51.6% and 57.2% of our total cost of goods sold for the years ended December 31, 2015, 2014 and 2013, respectively. In connection with the Arizona Chemical Acquisition, CTO has become another one of our primary raw materials. Since the cost of these primary raw materials comprise a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. Political unrest in the Middle East and market dislocation resulting from U.S. sanctions relating thereto could lead to increases in the price of crude oil, and, as a result, in the price of butadiene, styrene and isoprene. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
Due to volatile raw material price increases, there can be no assurance that we can continue to recover raw material costs or retain customers in the future. As a result of our pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on our results of operations, financial condition and cash flows.

Significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock.
In periods of raw material price volatility, reported results under GAAP will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (“ECRC”). Specifically, in periods of declining raw material costs, reported gross profit will be lower under GAAP than under ECRC, and in periods of rising raw material costs, gross profit will be higher under GAAP than under ECRC. However, because raw material costs are difficult to predict, we cannot accurately anticipate fluctuations in monomer costs with precision, or effectively or economically hedge against the effects of any such change. If monomer costs fluctuate in a quarter, our results of operations will be affected, the magnitude of which could be significant, which could cause our earnings to depart from the periodic expectations of financial analysts or investors and, therefore, the market price of our common stock may be volatile as a result.
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
We have operating and service agreements with LyondellBasell Industries, or LyondellBasell, that are important to our business. We are a party to:

•
operating agreements under which LyondellBasell (in Berre, France, and Wesseling, Germany) operates and maintains our European manufacturing facilities and employs and provides substantially all of the staff for those facilities; these operating agreements also provide for site services, utilities, materials and facilities, which had previously been under separate agreements; and

•
lease agreements under which we lease our European manufacturing sites for our Polymers Business (a 96 kiloton capacity facility in Wesseling, Germany and an 85 kiloton capacity facility in Berre, France) from LyondellBasell.

Under the terms of the above agreements, either party is permitted to terminate the applicable agreement in a variety of situations. The operating agreement for our Berre facility has an unlimited term, but is terminable as of any date after December 31, 2020 following a minimum 18 months notice by either party. As of the date of this filing, no such notice has been given by either party. Should LyondellBasell fail to provide these services or should any operating agreement be terminated, we would be forced to obtain these services from third parties or provide them ourselves. Similarly, if in connection with or independent from the termination of an operating agreement, LyondellBasell terminates a facility lease, we would be forced to relocate our manufacturing facility. The failure of LyondellBasell to perform its obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
Our industry is highly competitive, and we may lose market share to other producers of SBCs, pine based specialty chemicals or other products that can be substituted for our products.
Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new products, improving their manufacturing processes, or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ product and manufacturing process innovations or cost position, it could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, competition in the various product applications in which we compete is intense. Increased competition from existing or newly developed SBCs, pine-based specialty chemicals or other products may reduce demand for our products in the future and our customers may decide on alternate sources to meet their requirements. If we are unable to successfully compete with other producers of SBCs or refiners of CTO, or if other products can be successfully substituted for our products, our sales may decline. Our tall oil-based resins compete against hydrocarbon and gum-based resins in the adhesives and inks submarkets, and our TOFA competes against animal and vegetable-based fatty acids. We could be subject to pricing pressure from Chinese manufacturers of gum rosins, and hydrocarbon competitors have introduced metallocene-based products that compete directly with many of our adhesive tackifiers.
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
If we were to discover that our processes, technologies or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially re-engineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. If we incur significant costs to litigate our intellectual property rights or to obtain licenses, or if our inability to obtain required licenses for our processes, technologies or products prevents us from selling our products, it could have a material adverse effect on our business and results of operations.
A major failure of our information systems could harm our business.
We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. If our systems for protecting against these risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data, having our business operations interrupted, and increased costs to prevent, respond to, or mitigate attacks on our systems. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial position or cash flows. Additionally, in connection with the Arizona Chemical Acquisition, integration activities for our separate ERP systems will begin in 2016. Disruption to the integration process could affect functionality, which could affect the conduct of our business.
Our business is subject to seasonality that may affect our quarterly operating results and impact the market price of our common stock.
Seasonal changes and weather conditions typically affect our sales in our paving (including roadmarkings), roofing and construction applications. In particular, sales volumes generally rise in the warmer months and generally decline during the colder months of fall and winter, or during abnormally wet seasons. In addition, sales into the ink submarket are typically highest in the third quarter of the year due to increased demand for holiday catalog printing. However, because seasonal weather patterns are difficult to predict, we cannot accurately estimate quarterly fluctuations in sales into our paving, roofing, construction, and ink submarkets in any given year.
Seasonality also affects the availability of CTO and CST, two of our primary raw materials. Yields of CTO and CST are higher during the first half of the year, generally peaking during the early summer months, due to the natural growth and associated chemical yield cycles of trees, in addition to higher yields from kraft pulping during the cooler months.
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
•pipeline and storage tank leaks and ruptures;

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
Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. For example, certain of the chemicals or substances that are used in our businesses, including alkyl phenols such as bisphenol A and nonylphenol, flammable solvents such as toluene, xylene and alcohols, and rosin, formaldehyde and resin dust, have been identified as having potentially harmful health effects. The sale of these products entails the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, the customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. There can be no assurance that our efforts to protect ourselves from product liability claims in this regard will ultimately protect us from any such claims.
As a global business, we are exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.
We have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Finland, France, Germany, Japan and Sweden, in addition to our operations in the United States. Furthermore, we are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.
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
The manufacturing of our products can present potentially significant health and safety concerns. Our products are also used in a variety of applications that have specific regulatory requirements such as those relating to products that have contact with food or are used for medical applications.
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
Because of the nature of our operations, we could be subject to legislation and regulation affecting the emission of greenhouse gases. In the last five years, the U.S. Environmental Protection Agency (“EPA”) promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions.
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
Regulation of our employees’ exposure to certain chemicals could require material expenditures or changes in our operations.
The Occupational Safety and Health Act (“OSHA”) in the United States and the Registration, Evaluation and Authorization of Chemicals (“REACH”), directive in Europe, prescribe limitations restricting exposure to a number of chemicals used in our operations, including butadiene, formaldehyde and nonylphenol, a raw material used in the manufacture of phenolic ink resins. Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. Future studies on the health effects of these, and other, chemicals may result in additional regulations or new regulations that further restrict or prohibit the use of, and exposure to, such chemicals. Additional regulation of or requirements for these chemicals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.

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
With respect to the Arizona Chemical Acquisition, International Paper provided an indemnification to the buyer with the divestiture of Arizona Chemical in February 2007. This indemnity covered specific known environmental liabilities and other environmental liabilities pertaining to former properties. At the closing of the Arizona Chemical Acquisition, Kraton was assigned the right to International Paper's indemnity for such environmental liabilities and assumed certain related obligations. Certain liabilities may fall outside the scope of the indemnity and therefore we cannot be certain that the indemnity will be sufficient to satisfy all environmental liabilities of Arizona Chemical.
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
Our operations are conducted by our subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen, Brazilian Real, and Swedish Krona. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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
We are a 50/50 joint venture partner with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Construction of the HSBC plant is ongoing; however, the plant may not be successfully constructed and operated within our expected timeframe or budget or yield expected results. In addition, the project remains subject to numerous known and unknown contingencies, including material governmental approvals and permitting; cost and availability of raw materials, labor and financing; weather and operational delays; and economic, political and other disruptions. If any of these risks materialize, it could have a material adverse effect on our prospects in Asia and our ability to meet demand for HSBC products.
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
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. Following the Arizona Chemical Acquisition, we had approximately 23.4% of our combined United States employees represented by unions. In addition, a collective bargaining agreement at the Savannah, Georgia manufacturing facility is currently under negotiation. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, cash flows and financial condition.
In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio, facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of LyondellBasell, relations between LyondellBasell and its employees may also adversely affect our business, results of operations, cash flows and financial condition.
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
A decrease in the fair value of pension assets could materially increase future funding requirements of the pension plans.
We sponsor defined benefit pension plans. The total projected benefit obligation of our defined benefit pension plan exceeded the fair value of the plan assets by approximately $55.0 million at December 31, 2015. We contributed $1.8 million to the pension plan in 2015. In connection with the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for several additional international pension plans and one additional U.S defined benefit pension plan. The total projected benefit obligation of these additional international and U.S. pension plans exceeded the fair value of plan assets by approximately $28.7 million and $4.9 million as of December 31, 2015. Among the key assumptions inherent in the actuarially calculated pension plan obligation and pension plan expense are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligation could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.
Chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. Moreover, extraordinary events such as natural disasters may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although they can be expected to continue to adversely impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Any, or a combination, of these factors could adversely impact our results of operations, financial position and cash flows.

Delaware law and certain provisions of our organizational documents may make a takeover of our company more difficult.
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
Any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, the terms of the indenture governing the 10.5% Senior Notes require us, upon certain change of control transactions, to repurchase our outstanding 10.5% Senior Notes at a price equal to 101.0% of their principal amount, plus any accrued and unpaid interest.
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
We do not currently pay dividends, and we may not pay dividends to our stockholders for the foreseeable future. The terms of the Term Loan Facility, the ABL Facility and the 10.5% Senior Notes limit our ability to pay cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board deems relevant.
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
Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Suite 300, Houston, Texas 77032.
We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary greatly depending upon feedstock, product mix and operating conditions. The following table sets forth our manufacturing facilities and principal products:

Polymers Business
Location	Principal Products	Annual Production Capacity (in kilotons)	Approximate Square Footage	Owned/Leased
Belpre, Ohio	Performance Polymers, Specialty Products, Cariflex	175	3,600,000	Owned	(1)
Wesseling, Germany	Performance Polymers	96	354,000	Owned	(2)
Berre, France	Performance Polymers, Specialty Products	85	392,000	Owned	(2)
Paulinia, Brazil	Performance Polymers, Cariflex	28	2,220,000	Owned
Kashima, Japan	Performance Polymers	31	395,000	Owned	(3)
Mailiao, Taiwan	Specialty Products	30	1,800,000	Leased	(4)

Arizona Chemical's Business
Location	Principal Products (Upgrades)	Annual CTO Refining Capacity (in kilotons)	Approximate Square Footage	Owned/Leased
Panama City, Florida	Rosin Esters, Dispersions	107	217,626	Owned
Pensacola, Florida	Terpene Resins	—	64,109	Owned
Savannah, Georgia	Resin Esters, Resinates	213	186,125	Owned	(5)
Dover, Ohio	Dimer Acids, Polyamides	—	166,824	Owned
Oulu, Finland	Rosin Esters and Soaps	156	167,681	Owned	(6)
Niort, France	AMS, Terpene Resins	—	187,405	Owned
Sandarne, Sweden	Rosin Esters, Dispersions	174	378,892	Owned
Gersthofen, Germany	Disprorosins	—	39,116	Owned
________________________________________________

(1)
The Belpre facility has approximately 175 kilotons of production capacity to which we are entitled. A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business.

(2)
Our Wesseling, Germany and Berre, France manufacturing facilities are located on LyondellBasell sites. We lease the land, but own the manufacturing facilities and production equipment. We have operating agreements with LyondellBasell for various site services, utilities, materials and facilities.

(3)
The Kashima, Japan, manufacturing facility is owned and operated by a 50%-50% joint venture between us and JSR, named Kraton JSR Elastomers K.K. (“KJE”). We are generally entitled to 50% of this production pursuant to our joint venture agreement. JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton® brand name although this amount may vary from time to time.

(4)
The Mailiao, Taiwan facility is under construction by our 50%-50% KFPC joint venture with FPCC. The joint venture leases the land, but owns the manufacturing facility and production equipment. Construction of the plant is ongoing with completion expected in 2016.

(5)
We own our BLS acidulation manufacturing facility located in Savannah, Georgia. However, this manufacturing facility is located on land that we lease from International Paper. This lease expires on February 28, 2057.

(6)
We own our manufacturing facility located in Oulu, Finland. However, this facility is located on land that we lease from Stora Enso Oy. This lease expires on August 31, 2046, with an option to extend the term until August 31, 2095.

Item 3.	Legal Proceedings.
In connection with the closing of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for an open legal proceeding related to a claim from a former customer, Mohawk Industries, Inc. On March 21, 2011, Arizona Chemical received a claim from this former customer relating to an alleged breach of warranty and breach of contract regarding delivery of resin products during the period from 2005 through 2009. In March 2014, the jury returned a verdict against Arizona Chemical for $70.1 million. In addition, the trial court entered two separate judgments against Arizona Chemical in April 2015 for attorneys’ costs and interest totaling $18.9 million. Arizona Chemical has filed appeals with the Florida First District Court of Appeal to dispute all three judgments. These claims are covered by insurance and we expect the insurance company to reimburse us for the full amount of any judgments that are upheld on appeal.
In January 2014, our Belpre, Ohio facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways. Applicable authorities were notified, and cleanup activities are complete. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.
We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims, and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. While the outcome of these proceedings cannot be predicted with certainty, our management does not expect any of these other existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations, or cash flows.
For information regarding legal proceedings, including environmental matters, see Note 12 Commitments and Contingencies (subsections (b) and (d) of which are incorporated herein by reference) to the consolidated financial statements for further discussion.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “KRA”. The following table sets forth the high and low intraday sales prices of our common stock per share, as reported by the NYSE.

	Stock Price Range
	High	Low
2015
Fourth Quarter	$23.53	$16.51
Third Quarter	$24.31	$16.97
Second Quarter	$25.22	$19.44
First Quarter	$21.35	$18.56
2014
Fourth Quarter	$21.35	$15.52
Third Quarter	$22.62	$17.53
Second Quarter	$28.35	$21.23
First Quarter	$28.87	$20.91
We have not previously declared or paid any dividends or distributions on our common stock. As of February 22, 2016, we had approximately 95 shareholders of record of our common stock and approximately 4,245 beneficial owners.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2010 through December 31, 2015, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders’
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Kraton Performance Polymers, Inc.	(34.41)%	18.37%	(4.08)%	(9.80)%	(20.10)%
S&P SmallCap 600 Index	1.02%	16.32%	41.31%	5.76%	(1.97)%
Dow Jones U.S. Specialty Chemicals	(2.82)%	32.22%	22.89%	8.62%	(9.79)%

	Cumulative Value of $100 Investment, through December 31, 2015
Company Name / Index	Base Period 12/31/10	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Kraton Performance Polymers, Inc.	$100.00	$65.59	$77.64	$74.47	$67.17	$53.67
S&P SmallCap 600 Index	$100.00	$101.02	$117.51	$166.05	$175.61	$172.15
Dow Jones U.S. Specialty Chemicals	$100.00	$97.18	$128.49	$157.90	$171.51	$154.72
Dividends
We have not previously declared or paid any dividends or distributions on our common stock and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. The terms of the Term Loan Facility, the ABL Facility and the 10.5% Senior Notes restrict our ability and the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities.
Repurchase of Equity Securities
Following is a summary of our repurchases of common stock during the year ended December 31, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Maximum Dollar Value (in millions) of Shares that May Yet Be Purchased Under the Program (a)
January 1 - 31, 2015	231,780	$19.60	231,780	$26.8
February 1 - 28, 2015	138,668	$19.56	138,668	$24.1
March 1 - 31, 2015	292,095	$19.19	292,095	$18.5
April 1 - 30, 2015	61,918	$19.92	61,918	$17.3
August 1 - 31, 2015	453,224	$20.59	453,224	$7.9
September 1 - 30, 2015	373,918	$20.98	373,918	$0.0
Total	1,551,603	$20.16	1,551,603	$0.0
No shares were repurchased in the months of May through July or October through December.

(a)
On October 27, 2014, our board of directors approved a share repurchase plan which allowed for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. From the inception of the program through December 31, 2015, we repurchased a total of 2,549,683 shares of our common stock at an average price of $19.58 per share and a total cost of $50.0 million (including trading commissions). The share repurchase plan was financed with available cash and the program is now complete.

Item 6.	Selected Financial Data.
The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,034,626	$1,230,433	$1,292,121	$1,423,122	$1,437,479
Cost of goods sold	805,970	993,366	1,066,289	1,191,680	1,121,293
Gross profit	228,656	237,067	225,832	231,442	316,186
Operating expenses:
Research and development	31,024	31,370	32,014	31,011	27,996
Selling, general and administrative	117,308	104,209	105,558	98,555	101,606
Depreciation and amortization	62,093	66,242	63,182	64,554	62,735
Impairment of long-lived assets	—	4,731	—	5,434	—
Total operating expenses	210,425	206,552	200,754	199,554	192,337
Loss on extinguishment of debt	—	—	—	—	2,985
Earnings of unconsolidated joint venture (1)	406	407	530	530	529
Interest expense, net	24,223	24,594	30,470	29,303	29,884
Income (loss) before income taxes	(5,586)	6,328	(4,862)	3,115	91,509
Income tax expense (benefit)	6,943	5,118	(3,887)	19,306	584
Consolidated net income (loss)	(12,529)	1,210	(975)	(16,191)	90,925
Net loss attributable to noncontrolling interest	(1,994)	(1,209)	(357)	—	—
Net income (loss) attributable to Kraton	$(10,535)	$2,419	$(618)	$(16,191)	$90,925
Earnings (loss) per common share:
Basic	$(0.34)	$0.07	$(0.02)	$(0.50)	$2.85
Diluted	$(0.34)	$0.07	$(0.02)	$(0.50)	$2.81
Weighted average common shares outstanding:
Basic	30,574	32,163	32,096	31,939	31,786
Diluted	30,574	32,483	32,096	31,939	32,209
________________________________________________

(1)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$70,049	$53,818	$175,872	$223,166	$88,579
Total assets	$1,092,700	$1,076,877	$1,194,797	$1,229,189	$1,153,756
Total debt	$429,197	$351,872	$350,989	$448,017	$392,500

	2015	2014	2013	2012	2011
Other data:
Ratio of earnings to fixed charges	0.72:1.00	1.11:1.00	0.80:1.00	1.02:1.00	3.54:1.00
Our earnings were insufficient to cover our fixed charges by approximately $9.4 million and $8.7 million for the years ended December 31, 2015 and 2013, respectively.

Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Adjusted Gross Profit (1) (2)	$279,540	$257,936	$260,625
EBITDA (3)	$80,730	$97,164	$88,790
Adjusted EBITDA (1) (4)	$166,817	$147,194	$140,906
Adjusted Diluted Earnings Per Share (1) (2)	$2.02	$1.16	$1.20
__________________________________________________

(1)
Although we report our financial results using the FIFO basis of accounting, as part of our pricing strategy, we measure our business performance using the estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. At the beginning of each month, we determine the ECRC of our raw materials for that particular month, and using the same perpetual inventory system that we use to manage inventory and therefore costs of goods sold under FIFO, we revalue our ending inventory to reflect the total cost of such inventory as if it was valued using the ECRC. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit, Adjusted EBITDA and Adjusted Diluted Earnings Per Share under both our FIFO convention and ECRC.

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
We compensate for the above limitations by relying primarily on our GAAP results and using Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share only as supplemental measures. See our financial statements included elsewhere in this Form 10-K.
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Gross profit	$228,656	$237,067	$225,832
Add (deduct):
Restructuring and other charges (a)	159	651	218
Production downtime (b)	(474)	9,905	3,506
Impairment of spare parts inventory (c)	—	430	—
Non-cash compensation expense (d)	541	628	332
Spread between FIFO and ECRC	50,658	9,255	30,737
Adjusted gross profit	$279,540	$257,936	$260,625
____________________________________________________

(a)	Employee severance costs and other restructuring related charges.

(b)
In 2015, the reduction in costs was due to insurance recoveries related to the Belpre production downtime. In 2014, weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility. In 2013, production downtime at our Belpre, Ohio facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation.

(c)	Impairment of spare parts inventory associated with the coal-burning boilers which were decommissioned in 2015.

(d)	Represents non-cash expense related to equity compensation plans.

We reconcile consolidated net income (loss) to EBITDA, and Adjusted EBITDA as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss) attributable to Kraton	$(10,535)	$2,419	$(618)
Net loss attributable to noncontrolling interest	(1,994)	(1,209)	(357)
Consolidated net income (loss)	(12,529)	1,210	(975)
Add (deduct):
Interest expense, net	24,223	24,594	30,470
Income tax expense (benefit)	6,943	5,118	(3,887)
Depreciation and amortization	62,093	66,242	63,182
EBITDA	80,730	97,164	88,790
Add (deduct):
Retirement plan charges (a)	792	399	—
Restructuring and other charges (b)	1,729	2,953	815
Transaction and acquisition related costs (c)	20,846	9,585	9,164
Impairment of long-lived assets (d)	—	4,731	—
Impairment of spare parts inventory (e)	—	430	—
Production downtime (f)	(593)	10,291	3,506
KFPC startup costs (g)	3,640	1,911	—
Non-cash compensation expense (h)	9,015	10,475	7,894
Spread between FIFO and ECRC	50,658	9,255	30,737
Adjusted EBITDA	$166,817	$147,194	$140,906
_________________________________________________

(a)	Charges associated with the termination of the defined benefit restoration pension plan, which are primarily recorded in selling, general, and administrative expenses.

(b)	Employee severance, professional fees, and other restructuring related charges which are primarily recorded in selling, general, and administrative expenses.

(c)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general, and administrative expenses. In 2015, charges are primarily related to the Arizona Chemical Acquisition. In 2014 and 2013, charges are primarily related to the terminated Combination Agreement with LCY.

(d)
The charge recognized in 2014 includes $2.4 million related to engineering and design assets for projects we determined were no longer economically viable, $1.4 million related to information technology and office assets associated with restructuring activities, and $0.9 million related to other long-lived assets.

(e)	Impairment of spare parts inventory associated with the coal-burning boilers which were decommissioned in 2015 which is recorded in cost of goods sold.

(f)
In 2015, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold. In 2014, weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility, of which $9.9 million is recorded in cost of goods sold and $0.4 million is recorded in selling, general, and administrative expenses. In 2013, production downtime at our Belpre, Ohio, facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation, which is recorded in cost of goods sold.

(g)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses.

(h)
Represents non-cash expense related to equity compensation plans. We historically recorded these costs in selling, general and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses. In 2015, $7.8 million, $0.7 million and $0.5 million, in 2014, $9.0 million, $0.9 million and $0.6 million, and in 2013, $7.1 million, $0.5 million, and $0.3 million were recorded in selling, general, and administrative expenses, research and development expenses, and cost of goods sold, respectively.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
GAAP earnings (loss)	$(0.34)	$0.07	$(0.02)
Retirement plan charges (a)	0.03	0.01	—
Restructuring and other charges (b)	0.05	0.08	0.02
Transaction and acquisition related costs (c)	0.67	0.29	0.28
Impairment of long-lived assets (d)	—	0.14	—
Impairment of spare parts inventory (e)	—	0.01	—
Production downtime (f)	(0.02)	0.31	0.11
KFPC startup costs (g)	0.05	0.02	—
Change in valuation allowance (h)	—	(0.05)	(0.31)
Settlement of interest rate swap (i)	—	—	0.02
Write-off of debt issuance cost (j)	—	—	0.16
Spread between FIFO and ECRC	1.58	0.28	0.94
Adjusted Earnings	$2.02	$1.16	$1.20
_________________________________________________

(a)	Charges associated with the termination of the defined benefit restoration pension plan, which are primarily recorded in selling, general and administrative expenses.

(b)	Employee severance, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses.

(c)
Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses. In 2015, charges are primarily related to the Arizona Chemical Acquisition. In 2014 and 2013, charges are primarily related to the terminated Combination Agreement with LCY.

(d)
The charge recognized in 2014 includes $2.4 million related to engineering and design assets for projects we determined were no longer economically viable, $1.4 million related to information technology and office assets associated with fourth quarter restructuring activities, and $0.9 million related to other long-lived assets.

(e)	Impairment of spare parts inventory associated with the coal-burning boilers which were decommissioned in 2015 which is recorded in cost of goods sold.

(f)
In 2015, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold. In 2014, weather-related production downtime at our Belpre, Ohio, facility and an operating disruption from a small fire at our Berre, France, facility, of which $9.9 million is recorded in cost of goods sold and $0.4 million is recorded in selling, general and administrative expenses. In 2013, production downtime at our Belpre, Ohio, facility, in preparation for the installation of natural gas boilers to replace the coal-burning boilers required by the MACT legislation, which is recorded in cost of goods sold.

(g)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(h)	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets.

(i)	Interest expense related to the termination and settlement of an interest rate swap agreement in connection with the refinancing of our credit facility.

(j)	Interest expense related to the write-off of unamortized debt issuance costs in connection with the refinancing of our credit facility.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a leading global specialty chemicals company that manufactures SBCs and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first USBCs in 1964 and the first HSBCs in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products.
The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. HSBC, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components, and certain adhesives and sealant applications. IR and IRL are non-SBC products which are primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

Product Group Revenue Percentage:	2015	2014	2013
Performance Products	52.3%	55.2%	59.0%
Specialty Polymers	33.9%	33.5%	31.9%
Cariflex	13.8%	11.3%	9.0%
Other	—%	—%	0.1%
2015 Financial Overview

•	Sales volume was 306.5 kilotons in 2015 compared to 305.6 kilotons in 2014.

•	Revenue was $1,034.6 million in 2015 compared to $1,230.4 million in 2014.

•	Gross profit was $228.7 million in 2015 compared to $237.1 million in 2014. Adjusted gross profit (non-GAAP) was $279.5 million in 2015 compared to $257.9 million in 2014.

•	Adjusted EBITDA (non-GAAP) was $166.8 million in 2015 compared to $147.2 million in 2014.

•	Net loss attributable to Kraton was $10.5 million or $0.34 per diluted share in 2015 compared to a net income of $2.4 million or $0.07 per diluted share in 2014.

•	Adjusted diluted earnings per share (non-GAAP) was $2.02 in 2015 compared to $1.16 in 2014.

•
For the year ended December 31, 2015 compared to the year ended December 31, 2014, foreign currency fluctuations had a negative impact on adjusted gross profit and adjusted EBITDA of $16.5 million and $11.0 million, respectively.

See “Part II, Item 6. Selected Financial Data” for reconciliation of adjusted gross profit, EBITDA, adjusted EBITDA and adjusted diluted earnings per share.

RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene as our primary raw materials in manufacturing our products and our results of operations are directly affected by the cost of these raw materials. On a FIFO basis, these monomers together represented approximately $385.2 million, $512.8 million and $609.5 million or 47.8%, 51.6% and 57.2% of our total cost of goods sold for the years ended December 31, 2015, 2014, and 2013, respectively. Since the cost of our three primary raw materials comprise a significant amount of our total cost of goods sold, our selling prices for our products and therefore our total revenue is impacted by movements in our raw material costs, as well as the cost of other inputs.
The cost of these monomers has generally correlated with changes in energy prices and is generally influenced by supply and demand factors and prices for natural and synthetic rubber. In aggregate, average purchase prices for butadiene, isoprene and styrene were lower during 2015 compared to 2014, and lower in 2014 compared to 2013.
We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations, we provide the difference, or spread, between FIFO and ECRC. For the years ended December 31, 2015, 2014, and 2013, reported results under FIFO were lower than results would have been on an ECRC basis by $50.7 million, $9.3 million, and $30.7 million, respectively.
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 70 countries from five manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

Revenue by Geography:	2015	2014	2013
Americas	38.4%	38.9%	39.3%
Europe, Middle East and Africa	33.1%	36.4%	38.7%
Asia Pacific	28.5%	24.7%	22.0%
Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains and losses, and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent of amounts of revenue, expenses, gains and losses, cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to a pre-tax loss of $9.8 million, a pre-tax income of $0.4 million and a pre-tax loss of $4.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The primary driver for the pre-tax loss in 2015 and the pre-tax income in 2014 was the change in foreign currency exchange rates between the Euro and U.S. dollar. The primary driver for our pre-tax loss in 2013 was the change in foreign currency exchange rates between the Japanese Yen and U.S. dollar.
Seasonality. Seasonal changes and weather conditions typically affect our Performance Products sales into paving and roofing applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Our other markets tend to show relatively little seasonality.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue
Revenue was $1,034.6 million for the year ended December 31, 2015 compared to $1,230.4 million for the year ended December 31, 2014, a decrease of $195.8 million or 15.9%. The negative effect of currency movements accounted for $89.1 million of the decline. The remaining decline was due to lower average selling prices amounting to $112.2 million primarily driven by lower average raw material costs, partially offset by $5.5 million due to higher sales volumes. Sales volumes were 306.5 kilotons for the year ended December 31, 2015 compared to 305.6 kilotons for the year ended December 31, 2014.
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $142.9 million for the year ended December 31, 2015 compared to $138.6 million for the year ended December 31, 2014, an increase of $4.3 million or 3.1%. Cariflex sales volumes increased 10.2% compared to the year ended December 31, 2014, driven primarily by higher sales into surgical glove applications. Higher sales volume, amounting to $14.5 million, was partially offset by a $7.7 million negative effect from currency fluctuations and $2.5 million associated with lower selling prices primarily resulting from lower raw material costs.

•
Specialty Polymers revenue was $350.7 million for the year ended December 31, 2015 compared to $412.4 million for the year ended December 31, 2014, a decline of $61.7 million, or 15.0%. The negative effect of currency fluctuations accounted for $19.6 million of the decline. The remaining decline reflects a $27.4 million impact from lower average selling prices primarily related to lower raw material costs and $14.8 million due to a 3.4% decline in sales volumes. The decline in sales volume was largely due to lower sales into lubricant additive applications associated with inventory reduction measures by a significant customer, and, to a lesser extent, lower sales into personal care applications. Partially offsetting these declines were higher sales into medical, cable gel and consumer applications.

•
Performance Products revenue was $540.6 million for the year ended December 31, 2015 compared to $678.9 million for the year ended December 31, 2014, a decline of $138.3 million, or 20.4%. The decline includes a $61.8 million negative effect of currency fluctuations. The remaining decline was due to lower average selling prices primarily resulting from lower raw material costs. Sales volume increased modestly, despite the previously disclosed seven kilotons of lost production at our Wesseling and Berre facilities in the second quarter 2015. The increase in sales volume was driven by higher sales into North American paving applications and personal care applications, largely offset by lower sales into adhesives and roofing applications.

Cost of Goods Sold
Cost of goods sold was $806.0 million for the year ended December 31, 2015, a decline of $187.4 million, or 18.9%, compared to $993.4 million for the year ended December 31, 2014. The decline was due to lower raw material costs of $96.0 million, changes in foreign currency exchange rates of $74.0 million, and $12.4 million from the implementation of our previously announced cost reduction initiatives. In addition, cost of goods sold in 2014 included $10.4 million of costs associated with production downtime at two of our facilities. These decreases were partially offset by $5.4 million of higher other manufacturing costs.
Gross Profit
Gross profit was $228.7 million for the year ended December 31, 2015 compared to $237.1 million for the year ended December 31, 2014. Gross profit as a percentage of revenue was 22.1% and 19.3% for the years ended December 31, 2015 and 2014, respectively.
Operating Expenses
Research and development expenses were $31.0 million for the year ended December 31, 2015 compared to $31.4 million for the year ended December 31, 2014. The $0.4 million decrease includes $2.8 million of savings from the implementation of our previously announced cost reduction initiatives, largely offset by higher variable employee compensation and other operating costs.
Selling, general and administrative expenses were $117.3 million for the year ended December 31, 2015 compared to $104.2 million for the year ended December 31, 2014, an increase of $13.1 million, or 12.6%. This increase was primarily due to an $11.3 million increase in transaction and acquisition related costs, a $7.2 million increase in employee related expenses, primarily variable compensation expense, and a $2.3 million increase in other professional fees. These increases were partially offset by a $3.9 million positive effect from currency fluctuations and a $4.1 million reduction from the implementation of our previously announced cost reduction initiatives.
Depreciation and amortization was $62.1 million for the year ended December 31, 2015 compared to $66.2 million for the year ended December 31, 2014, a decrease of $4.1 million, of which $2.6 million was due to changes in foreign currency.

The $4.7 million impairment of long-lived assets in 2014 included $2.4 million related to engineering and design assets for projects we determined were no longer economically viable, $1.4 million related to information technology and office assets arising from restructuring activities, and $0.9 million related to other long-lived assets. We did not incur any impairment charges for the year ended December 31, 2015.
Interest expense, net
Interest expense, net was $24.2 million for the year ended December 31, 2015 compared to $24.6 million for the year ended December 31, 2014, a decrease of $0.4 million or 1.5%.
Income tax expense (benefit)
Income tax expense was $6.9 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively. Our effective tax rate was 124.3% and 80.9% for the years ended December 31, 2015 and 2014, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in foreign jurisdictions and losses generated in the U.S. tax jurisdiction for which a full valuation allowance has been provided, as well as uncertain tax positions. See Note 11 Income Taxes, for further information.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2015 and December 31, 2014, a valuation allowance of $100.1 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $9.7 million in 2015, which includes $13.9 million related to current period net operating losses in the U.S. jurisdiction, partially offset by a $2.7 million decrease related to the tax effect of unrealized pension gains, and a $1.5 million decrease related to changes in other comprehensive income (loss). We increased our valuation allowance by $0.4 million in 2014, which includes a $9.8 million increase related to changes in other comprehensive income (loss), partially offset by a $7.6 million decrease related to current year operating income and a $1.8 million decrease related to the assessment of our ability to utilize net operating loss carryforwards in future periods. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance, our effective tax rates would have been a 75.4% benefit and a 229.0% expense for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, $87.9 million of the $100.1 million valuation allowance is associated with net deferred tax assets in the U.S. jurisdiction.
Following the Arizona Chemical Acquisition, we project that we will have sufficient combined pre-tax earnings in the U.S. to fully utilize net operating loss carryforwards within a reasonable projection period. Under ASC 805-740-30-3, the release of an acquirer’s existing valuation allowance resulting from an acquisition is recognized as an adjustment to the financial statements as of the acquisition date. As a result, we expect to release the valuation allowance related to the U.S. net deferred tax assets in 2016.
Net income (loss) attributable to Kraton
Net loss attributable to Kraton was $10.5 million, or $0.34 per diluted share, for the year ended December 31, 2015, a decrease of $13.0 million, compared to net income of $2.4 million, or $0.07 per diluted share, for the year ended December 31, 2014. Adjusted diluted earnings per share (non-GAAP) was $2.02 in 2015 compared to $1.16 in 2014. See Item 6. Selected Financial Data for a reconciliation of GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.
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
With respect to revenue for each of our product groups:

•
Cariflex™ revenue was $138.6 million for the year ended December 31, 2014 compared to $116.0 million for the year ended December 31, 2013. The $22.6 million or 19.5% revenue increase (an increase of $25.4 million or 21.9% excluding a $2.8 million negative effect from currency fluctuations) was due to a 24.1% increase in sales volumes led by sales into surgical glove applications, and to a lesser extent, increased sales into condom and medical stopper markets. The revenue contribution from higher sales volume was partially offset by lower average selling prices due to lower isoprene costs.

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
Net income (loss) attributable to Kraton
Net income attributable to Kraton was $2.4 million, or $0.07 per diluted share, for the year ended December 31, 2014, an increase in net income of $3.0 million, compared to a net loss of $0.6 million, or $0.02 per diluted share, for the year ended December 31, 2013. Adjusted diluted earnings per share (non-GAAP) was $1.16 in 2014 compared to $1.20 in 2013. See Item 6. Selected Financial Data for a reconciliation of GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are described in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our consolidated financial statements.
We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our consolidated financial statements.
Allowance for Doubtful Accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience, and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.
Inventories. Inventory values include all costs directly associated with manufacturing products and are stated at the lower of cost or market, primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the difference between the cost and the market value.
Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost, net of accumulated depreciation. Major renewals and improvements that extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Depreciation is recognized using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Manufacturing control equipment	10 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
Computer hardware and information systems	3 years

Impairment of Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
Asset Retirement Obligations (“ARO”). Our ARO consists of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with our facilities. We recognize the fair value of a liability for an ARO in the period in which we have an existing legal obligation associated with the retirement of our facilities and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that we make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate; and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize changes in the liability resulting from the accretion of the liability to its non-discounted amount and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. See Note 12 Commitments and Contingencies (subsection (c)) to the consolidated financial statements.
Contingencies. We are routinely involved in litigation, claims, and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options, non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards, and restricted stock units, in addition to other equity or equity-based awards (including performance-based awards) as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 4 Share-Based Compensation to the consolidated financial statements.
Income Taxes. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in our consolidated financial statements for each of those jurisdictions.
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In determining whether a valuation allowance is required, the company evaluates primarily (a) the impact of cumulative losses in past years and (b) current and/or recent losses. A recent trend in earnings despite cumulative losses is a prerequisite to considering not recording a valuation allowance.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.
Benefit Plan Valuations. We sponsor a noncontributory defined benefit pension plan (“Pension Plan”) and an additional post-retirement benefit plan (“Retiree Medical Plan”). We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.
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
Movements in the capital markets impact the market value of the investment assets used to fund our Pension Plan. Future changes in plan asset returns, assumed discount rates, and various other factors related to our pension and post-retirement plans will impact future pension expenses and liabilities.
The estimated effect of alternate assumptions on the 2016 estimated annual expense for the Pension Plan and Retiree Medical Plan were performed at varying discount rates, expected return on assets, expected salary increase, and, in the case of our Retiree Medical Plan, health care cost increases.
The measurement date of the Pension Plan’s assets and obligations was December 31, 2015. We applied a 4.55% discount rate, assumed an 8.5% long term expected rate of return on plan assets and assumed an expected salary rate increase of 3.0%. The percentage of equity securities in our Pension Plan as of December 31, 2015 was approximately 57.1%, down from approximately 61.7% as of December 31, 2014, and the percentage of debt securities as of December 31, 2015 was approximately 33.5%, up from approximately 28.8% as of December 31, 2014. The plan’s strategic target asset allocation as of December 31, 2015 was 50% equity, 30% debt and 20% other, with the “other” component consisting of a global market fund and a real estate fund, among others. We have assumed that the funds in the “other” category together would behave similarly to debt and therefore included the 20% “other” as bonds in our assessment.
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
Based on the plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 9.0%. The asset return assumption set for determining the 2015 FASB ASC 715 expense was 8.5%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 8.5% return after non-investment expenses assumption is equivalent to a gross assumption of 9.0% (8.5% + 0.5%). A 9.0% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
For the Pension Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $2.8 million in our estimated Pension Plan expense for 2016. A 100 basis point decrease from 8.5% in the rate of return on plan assets would result in a corresponding increase of $1.0 million and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $1.1 million in expenses for 2016, in each case holding all other assumptions and factors constant.

For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.4 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2016, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 13 Employee Benefits to the consolidated financial statements.
Revenue Recognition. Sales are recognized in accordance with the provisions of ASC 605, Revenue Recognition—Overall, when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably, as a reduction of revenue.

LIQUIDITY AND CAPITAL RESOURCES
On January 6, 2016, we completed our acquisition of Arizona Chemical, a leading global producer of specialty chemicals and other products primarily derived from pine wood pulping co-products. We acquired Arizona Chemical for a cash purchase price of $1.37 billion, which is subject to adjustment for cash, indebtedness, working capital and other items. On January 6, 2016, the $1.37 billion cash purchase price, the cash tender offer and redemption of all outstanding 6.75% Senior Notes, and the related acquisition and financing expenses for the Arizona Chemical Acquisition were funded through the following transactions:

•	A $1,350.0 million senior secured term loan facility,

•	A private offering of $440.0 million in aggregate principal amount of 10.5% senior notes, and

•	An amended and restated $250.0 million asset-based revolving credit facility, $37.1 million of which was drawn on the closing date.
Our previously outstanding indebtedness under the 6.75% Senior Notes and the previous Senior Secured Credit Facilities were satisfied and canceled on January 6, 2016. As such, the following discussion focuses on the capital structure subsequent to the January 6, 2016 close of the above financing arrangements in conjunction with the Arizona Chemical Acquisition. For a description of our indebtedness outstanding at December 31, 2015, see Note 7 Long-Term Debt which is incorporated herein by reference.
In total, we incurred approximately $19.0 million of costs related to the close of the Arizona Chemical Acquisition, of which $18.5 million were recorded in selling, general and administrative expenses in the year ended December 31, 2015. Furthermore, we incurred approximately $59.0 million of debt financing costs associated with Arizona Chemical Acquisition, of which $8.8 million were capitalized in debt issuance costs in the December 31, 2015 consolidated balance sheet. In the first quarter of 2016, we also expect to recognize $9.1 million of cost for the early redemption premium on the 6.75% Senior Notes.
Description of the Senior Secured Term Loan Facility
In January 2016, Kraton Polymers LLC entered into a senior secured term loan facility in an aggregate principal amount equal to $1,350.0 million that matures on January 6, 2022 (the “Term Loan Facility”). Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio.
The Term Loan Facility was issued at a price of 97.000%. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 6.0% comprised of the 1.0% LIBOR floor plus a 5.0% applicable margin.

We are required to make scheduled quarterly payments on our term facility of 2.5% of the original principal amount per year through the end of the last quarter of 2016 and 5.0% thereafter, with the balance expected to be due and payable in full on January 6, 2022. Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility.
Description of the 10.5% Senior Notes due 2023
Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% senior notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes were issued at a price of 96.225% on January 6, 2016. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. We pay interest on the notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, with the first interest payment due on October 15, 2016. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price equal to 110.500% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. After October 15, 2018, 2019, 2020, and 20121 and thereafter, we may redeem all or a part of the senior notes for 107.875%, 105.250%, 102.625%, and 100.000% of the principal amount, respectively.
Description of the ABL Facility
In January 2016, we entered into an amended and restated asset-based revolving credit facility which provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the facility.
The ABL Facility provides that we have the right at any time to request up to $100.0 million of additional commitments under this facility, provided that we satisfy additional conditions described in the credit agreement and provided further that the U.S. revolver commitment comprises at least 60.0% of the commitments after giving effect to such increase. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four different maturity dates under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus (1) a base rate determined by reference to the prime rate of Bank of America, N.A. in the jurisdiction where the currency is being funded or (2) LIBOR for loans that bear interest based on LIBOR. The initial applicable margin for borrowings under our ABL Facility is 0.5% with respect to U.S. base rate borrowings and 1.5% with respect to LIBOR or borrowings made on a European base rate. The applicable margin ranges from 0.5% to 1.0% with respect to U.S. base rate borrowings and 1.5% to 2.0% for LIBOR or borrowings made on a European base rate per annum based on the average excess availability for the prior fiscal quarter. In addition to paying interest on outstanding principal amounts under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments at an annual rate of 0.375%.

The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the facility is below a specified amount. Our failure to comply with this financial maintenance covenant would give rise to a default under the ABL Facility. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the facility, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the ABL Facility at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the ABL Facility may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay our ABL Facility, our inability to meet the covenants or other provisions of the ABL Facility would constitute an event of default, which would permit the bank lenders to accelerate the ABL Facility. Such acceleration may in turn constitute an event of default under our Term Loan Facility, 10.5% Senior Notes or other indebtedness. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
Description of the KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement (the "KFPC Loan Agreement") in the amount of 5.5 billion New Taiwanese Dollars ("NTD"), or $167.5 million (converted at the December 31, 2015 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $130.6 million (converted at the December 31, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $36.9 million (converted at the December 31, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of December 31, 2015, NTD 2.53 billion, or $76.9 million (converted at the December 31, 2015 exchange rate) was drawn and outstanding on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At December 31, 2015, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement" in Note 7 Long-Term Debt to the consolidated financial statements, which is incorporated herein by reference.
Known Trends and Uncertainties
Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under our ABL Facility are our principal sources of liquidity.
Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund our expected financial obligations, planned capital expenditures, and anticipated liquidity requirements, including working capital requirements, our investment in the KFPC joint venture, debt payments, interest payments, benefit plan contributions, and income tax obligations.

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
Going forward, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, $37.0 million was drawn on the ABL Facility with a remaining available borrowing capacity of $176.9 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $1.8 million to our pension plan for the year ended December 31, 2015 and $7.2 million for the year ended December 31, 2014. Following the close of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for several additional international pension plans and one additional U.S defined benefit pension plan. As a combined company, we expect our total pension plan contributions for the year ended December 31, 2016 to be approximately $6.9 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2016, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2017 and beyond.
As of December 31, 2015, we had $51.2 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that no additional cash tax expense would be incurred if this cash were repatriated.
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
Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures, and fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” for further discussion.
Operating Cash Flows
Net cash provided by operating activities totaled $103.8 million for the year ended December 31, 2015 and $29.9 million for the year ended December 31, 2014. This represents a net increase of $74.0 million, which was primarily driven by changes in working capital. The net change in working capital provided cash flows of $46.1 million in 2015 compared to a use of cash of $53.2 million in 2014, a period-over-period increase in cash flows of $99.3 million. The period-over-period changes are as follows:

•
$63.4 million increase in cash flows associated with inventories of products, materials, and supplies, due to a decrease in inventory volumes for the year ended December 31, 2015 compared to an increase in inventory volumes for the year ended December 31, 2014. In addition, cash flows associated with inventories increased as a result of declining costs of raw material and finished goods inventories for the year ended December 31, 2015;

•	$27.5 million increase in cash flows associated with trade accounts payable primarily due to the timing of payments; and

•	$8.4 million net increase in cash flows due to the timing of payments of other items, including accounts receivable, related party transactions, taxes and pension costs.

Net cash provided by operating activities totaled $29.9 million for the year ended December 31, 2014 and $105.5 million for the year ended December 31, 2013. This represents a net decrease of $75.6 million, which was primarily driven by changes in working capital. The net change in working capital was a use of cash of $53.2 million in 2014 compared to a source of cash of $43.8 million in 2013; a period-over-period decline in cash flows of $97.0 million. The period-over-period changes are as follows:

•
$27.1 million decrease in cash flows associated with inventories of products, materials, and supplies, largely due to increases in quantities of finished goods inventories partially offset by decreases in the cost of raw material and finished goods inventories;

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
Investing Cash Flows
Net cash used in investing activities totaled $128.7 million, $114.4 million and $88.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Capital projects in 2015 included the following:

•	$69.1 million of capital expenditures incurred by KFPC in connection with the Taiwan plant construction;

•	$23.6 million related to projects to optimize the production capabilities of our manufacturing assets, which includes $9.5 million to comply with the MACT rule; and

•	$18.4 million related to health, safety and environmental, including infrastructure and maintenance projects.
Capital projects in 2014 included the following:

•	$44.3 million of capital expenditures incurred by KFPC in connection with the Taiwan plant construction;

•	$39.0 million related to projects to optimize the production capabilities of our manufacturing assets, which includes $26.8 million to comply with the MACT rule; and

•	$20.7 million related to health, safety, and environmental, including infrastructure and maintenance projects.
Expected Capital Expenditures.
We currently expect 2016 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $100.0 million to $110.0 million. Included in this estimate is approximately $27.0 million for projects associated with our cost reset initiative, $7.0 million for projects to achieve operational synergies related to the integration of Arizona Chemical, and $50.0 million to $55.0 million for health, safety and environmental and infrastructure and maintenance projects. The remaining anticipated 2016 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform.
We currently anticipate the total KFPC joint venture project construction cost will be approximately $200.0 million to $210.0 million; of which, 2015 capital expenditures were $69.1 million and 2016 capital expenditures will be approximately $70.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to December 31, 2015, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed the KFPC Loan Agreement in the amount of NTD 5.5 billion, or $167.5 million (converted at the December 31, 2015 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50.0% of the indebtedness. See Note 7 Long-Term Debt to the consolidated financial statements for further discussion of the KFPC Loan Agreement.

Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2015 was approximately 43.7% equity, 52.1% debt and 4.2% noncontrolling interest compared to approximately 52.5% equity, 42.9% debt and 4.6% noncontrolling interest as of December 31, 2014.
Net cash provided by financing activities totaled $47.1 million for the year ended December 31, 2015 compared to net cash used in financing activities of $24.4 million and $62.2 million for the years ended December 31, 2014 and 2013, respectively. In 2015, the KFPC joint venture drew $80.1 million on the KFPC Loan Agreement for construction funding partially offset by cash outflows of $31.3 million for repurchases of shares of our common stock as part of our share repurchase program approved in October 2014. In 2014, we repurchased $18.7 million in shares of our common stock as part of our share repurchase program approved in October 2014. In 2013, we repaid the $96.9 million remaining principal amount of term loans and received $41.6 million from FPCC, which represents their portion of the equity investment in the KFPC joint venture.
Other Contingencies
As a chemicals manufacturer, our operations in the United States and abroad are subject to a wide range of environmental laws and regulations at the international, national, state and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous materials and wastes, occupational health and safety, including dust and noise control, site remediation programs and chemical registration, use and management.
Pursuant to these laws and regulations, our facilities are required to obtain and comply with a wide variety of environmental permits and authorizations for different aspects of their operations. Generally, many of these environmental laws and regulations are becoming increasingly stringent, and the cost of compliance with these various requirements can be expected to increase over time.
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
In connection with International Paper's divestiture of Arizona Chemical in February 2007, International Paper provided an indemnity to the buyer for specific known environmental liabilities and other environmental liabilities pertaining to former properties. At the closing of the Arizona Chemical Acquisition, Kraton was assigned the right to International Paper's indemnity for such environmental liabilities and assumed certain related obligatoins. Certain liabilities may fall outside the scope of the indemnity and therefore we cannot be certain that the indemnity will be sufficient to satisfy all environmental liabilities of Arizona Chemical.
In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 for legacy Kraton manufacturing sites or after February 2007 for legacy Arizona Chemical manufacturing sites, which would not, in any event, be covered by the Shell Chemicals or Internatonal Paper indemnities, respectively. While we recognize that we may in the future be held liable for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2015, 2014, or 2013.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2015, other than operating leases.

Contractual Obligations
Our principal outstanding contractual obligations relate to the senior notes and related interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with styrene, butadiene, and isoprene. The following table summarizes our contractual cash obligations as of December 31, 2015 for the periods indicated.

	Payments Due by Period
Dollars in Millions	Total	2016	2017	2018	2019	2020	2021 and beyond
Long-term debt obligations	$350.0	$—	$—	$—	$350.0	$—	$—
Estimated interest payments on debt	83.7	25.9	25.9	25.2	5.2	1.3	0.2
Operating lease obligations	46.9	16.4	10.9	7.0	6.0	4.7	1.9
Capital lease obligation	1.6	0.1	0.2	0.2	0.2	0.2	0.8
Purchase obligations (1) (2)	2,353.5	214.2	139.7	139.4	135.0	134.5	1,590.7
Deferred income tax liabilities - noncurrent (3)	9.1	—	—	—	—	—	9.1
Uncertain tax positions, including interest and penalties (4)	4.3	—	—	—	—	—	4.3
Estimated pension obligations (5)	45.3	1.1	2.5	3.9	5.1	6.2	26.5
Total contractual cash obligations	$2,894.4	$257.7	$179.2	$175.7	$501.5	$146.9	$1,633.5
________________________________________________

(1)
Included in this line are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

(2)
Pursuant to operating agreements with LyondellBasell, we are currently paying the costs incurred by them in connection with the operation and maintenance of, and other services related to, our Berre, France, and Wesseling, Germany, facilities. These obligation are not included in this table.

(3)
Deferred income tax liabilities may vary according to changes in tax laws, tax rates and the operating results. As a result, it is impractical to determine whether there will be a cash impact to an individual year. All noncurrent deferred income tax liabilities have been reflected in “2021 and beyond.”

(4)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2021 and beyond.”

(5)	This represents our future pension contributions utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2015;

•
All assets at December 31, 2015 were moved into a portfolio of high quality bonds whose cash flow matches the expected cash flow of the “frozen” plan. The yield on the portfolio of bonds as of December 31, 2015 is equal to the estimated PPA effective rate at January 1, 2016. Assets were assumed to remain in such portfolio until all obligations of the plan were paid out;

•	An estimated Pension Protection Act effective rate as of January 1, 2016 of 4.50%;

•	All contributions are made at the latest date allowable by law; and

•	All other assumptions as used in the 2015 funding actuarial valuation of the plan are met.
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
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2015 consist of a series of non-deliverable forward contracts.
Interest rate risk. On January 6, 2016, we entered into a new Term Loan Facility and a new ABL Facility which bear interest at variable rates, thereby exposing us to interest rate risk. Subsequent to the close of our Term Loan Facility, we entered into a series of interest rate swaps for a portion of the forecasted Term Loan Facility balance effective in January 2017 whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, interest rate swaps we entered may not fully mitigate our interest rate risk.
Foreign currency exchange risk. We conduct operations in many countries around the world. Our results of operations are subject to both currency transaction and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. We are subject to currency translation risk because our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. We attempt to selectively manage significant exposures to potential foreign currency exchange losses based on current market conditions, future operating activities, and the associated cost in relation to the perceived risk of loss. The purpose of our foreign currency risk management activities is to minimize the risk that our cash flows from the sale and/or purchase of services and products in foreign currencies will be adversely affected by changes in exchange rates.
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2015, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $24.1 million at December 31, 2015 and $46.9 million at December 31, 2014. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
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
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $1.7 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2015. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2016 would negatively impact our pre-tax income by $10.5 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Styrene, butadiene, and isoprene are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2015, a hypothetical 10.0% change in the market price for these raw materials would change our 2016 cost of goods sold by $16.6 million.

Item 8.	Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2015, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2016 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2016 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2016 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2016 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2016 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Performance Polymers, Inc.

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(iii)	Consolidated Statements of Operations—years ended December 31, 2015, 2014, and 2013

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2015, 2014, and 2013

(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2015, 2014, and 2013

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2015, 2014, and 2013

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
Date: February 24, 2016

Kraton Performance Polymers, Inc.

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer
This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2016.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ STEPHEN E. TREMBLAY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen E. Tremblay

/S/ CHRIS H. RUSSELL	Chief Accounting Officer (Principal Accounting Officer)
Chris H. Russell

/S/ ANNA C. CATALANO*	Director
Anna C. Catalano

/S/ STEVEN J. DEMETRIOU*	Director
Steven J. Demetriou

/S/ DOMINIQUE FOURNIER*	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III*	Director
John J. Gallagher

/S/ BARRY J. GOLDSTEIN*	Director
Barry J. Goldstein

/S/ FRANCIS S. KALMAN*	Director
Francis S. Kalman

/S/ DAN F. SMITH*	Director
Dan F. Smith

/S/ KAREN A. TWITCHELL*	Director
Karen A. Twitchell

*By:	/S/ STEPHEN E. TREMBLAY
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have audited Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Kraton Performance Polymers, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Kraton Performance Polymers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have audited the accompanying consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Kraton Performance Polymers, Inc. changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kraton Performance Polymers, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of Kraton Performance Polymers, Inc.’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 24, 2016

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,049	$53,818
Receivables, net of allowances of $244 and $245	105,089	107,432
Inventories of products	264,107	326,992
Inventories of materials and supplies	12,138	10,968
Other current assets	31,278	24,521
Total current assets	482,661	523,731
Property, plant and equipment, less accumulated depreciation of $382,157 and $387,463	517,673	451,765
Intangible assets, less accumulated amortization of $100,093 and $88,939	41,602	49,610
Investment in unconsolidated joint venture	11,628	12,648
Debt issuance costs	13,480	7,153
Deferred income taxes	3,867	3,848
Other long-term assets	21,789	28,122
Total assets	$1,092,700	$1,076,877
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$141	$87
Accounts payable-trade	59,337	72,786
Other payables and accruals	91,011	50,888
Due to related party	14,101	18,121
Total current liabilities	164,590	141,882
Long-term debt, net of current portion	429,056	351,785
Deferred income taxes	9,070	11,320
Other long-term liabilities	96,992	103,739
Total liabilities	699,708	608,726
Commitments and contingencies (note 12)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 30,569 shares issued and outstanding at December 31, 2015; 31,831 shares issued and outstanding at December 31, 2014	306	318
Additional paid in capital	349,871	361,342
Retained earnings	147,131	168,041
Accumulated other comprehensive loss	(138,568)	(99,218)
Total Kraton stockholders’ equity	358,740	430,483
Noncontrolling interest	34,252	37,668
Total equity	392,992	468,151
Total liabilities and equity	$1,092,700	$1,076,877

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenue	$1,034,626	$1,230,433	$1,292,121
Cost of goods sold	805,970	993,366	1,066,289
Gross profit	228,656	237,067	225,832
Operating expenses:
Research and development	31,024	31,370	32,014
Selling, general, and administrative	117,308	104,209	105,558
Depreciation and amortization	62,093	66,242	63,182
Impairment of long-lived assets	—	4,731	—
Total operating expenses	210,425	206,552	200,754
Earnings of unconsolidated joint venture	406	407	530
Interest expense, net	24,223	24,594	30,470
Income (loss) before income taxes	(5,586)	6,328	(4,862)
Income tax expense (benefit)	6,943	5,118	(3,887)
Consolidated net income (loss)	(12,529)	1,210	(975)
Net loss attributable to noncontrolling interest	(1,994)	(1,209)	(357)
Net income (loss) attributable to Kraton	$(10,535)	$2,419	$(618)
Earnings (loss) per common share:
Basic	(0.34)	0.07	(0.02)
Diluted	(0.34)	0.07	(0.02)
Weighted average common shares outstanding:
Basic	30,574	32,163	32,096
Diluted	30,574	32,483	32,096

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2015	2014	2013
Net income (loss) attributable to Kraton	$(10,535)	$2,419	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(44,125)	(44,628)	(4,198)
Reclassification of loss on interest rate swap, net of tax of $0	—	—	837
Unrealized loss on net investment hedge, net of tax of $0	—	—	(490)
(Increase) decrease in benefit plans liability, net of tax of $2,683, $0, and $10,065	4,775	(33,338)	17,109
Other comprehensive income (loss), net of tax	(39,350)	(77,966)	13,258
Comprehensive income (loss) attributable to Kraton	(49,885)	(75,547)	12,640
Comprehensive loss attributable to noncontrolling interest	(3,416)	(3,240)	(722)
Consolidated comprehensive income (loss)	$(53,301)	$(78,787)	$11,918

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$323	$354,957	$171,445	$(34,510)	$492,215	$—	$492,215
Net loss	—	—	(618)	—	(618)	(357)	(975)
Other comprehensive income (loss)	—	—	—	13,258	13,258	(365)	12,893
Consolidation of variable interest entity	—	—	—	—	—	41,630	41,630
Exercise of stock options	2	739	—	—	741	—	741
Non-cash compensation related to equity awards	—	7,894	—	—	7,894	—	7,894
Balance at December 31, 2013	$325	$363,590	$170,827	$(21,252)	$513,490	$40,908	$554,398
Net income (loss)	—	—	2,419	—	2,419	(1,209)	1,210
Other comprehensive loss	—	—	—	(77,966)	(77,966)	(2,031)	(79,997)
Retired treasury stock from employee tax withholdings	—	(704)	—	—	(704)	—	(704)
Retired treasury stock from share repurchases	(10)	(13,464)	(5,205)	—	(18,679)	—	(18,679)
Exercise of stock options	1	1,447	—	—	1,448	—	1,448
Non-cash compensation related to equity awards	2	10,473	—	—	10,475	—	10,475
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(10,535)	—	(10,535)	(1,994)	(12,529)
Other comprehensive loss	—	—	—	(39,350)	(39,350)	(1,422)	(40,772)
Retired treasury stock from employee tax withholdings	—	(578)	—	—	(578)	—	(578)
Retired treasury stock from share repurchases	(16)	(20,930)	(10,375)	—	(31,321)	—	(31,321)
Exercise of stock options	1	1,025	—	—	1,026	—	1,026
Non-cash compensation related to equity awards	3	9,012	—	—	9,015	—	9,015
Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(12,529)	$1,210	$(975)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,093	66,242	63,182
Amortization of debt premium	(174)	(164)	(153)
Amortization of debt issuance costs	2,233	2,223	7,389
(Gain) loss on disposal of property, plant, and equipment	237	314	(52)
Impairment of long-lived assets	—	4,731	—
Impairment of spare parts inventory	—	430	—
Earnings from unconsolidated joint venture, net of dividends received	(43)	80	(108)
Deferred income tax expense (benefit)	(3,114)	(2,523)	(15,546)
Share-based compensation	9,015	10,475	7,894
Decrease (increase) in:
Accounts receivable	(5,149)	13,005	(1,158)
Inventories of products, materials, and supplies	47,530	(15,883)	11,246
Other assets	(5,466)	(6,437)	179
Increase (decrease) in:
Accounts payable-trade	(7,910)	(35,368)	14,944
Other payables and accruals	21,232	(30)	934
Other long-term liabilities	(163)	(3,849)	3,384
Due to related party	(3,945)	(4,598)	14,296
Net cash provided by operating activities	103,847	29,858	105,456
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(57,065)	(66,398)	(69,143)
KFPC purchase of property, plant, and equipment	(69,105)	(44,277)	(11,937)
Purchase of software and other intangibles	(2,572)	(3,710)	(5,125)
Settlement of net investment hedge	—	—	(2,490)
Net cash used in investing activities	(128,742)	(114,385)	(88,695)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	30,000	39,000	40,000
Repayments of debt	(30,000)	(39,000)	(136,875)
KFPC proceeds from debt	80,094	—	—
Capital lease payments	(133)	(6,007)	(2,950)
Contribution from noncontrolling interest	—	—	41,630
Purchase of treasury stock	(31,899)	(19,383)	—
Proceeds from the exercise of stock options	1,026	1,448	741
Debt issuance costs	(1,957)	(485)	(4,794)
Net cash provided by (used in) financing activities	47,131	(24,427)	(62,248)
Effect of exchange rate differences on cash	(6,005)	(13,100)	(1,807)
Net increase (decrease) in cash and cash equivalents	16,231	(122,054)	(47,294)
Cash and cash equivalents, beginning of period	53,818	175,872	223,166
Cash and cash equivalents, end of period	$70,049	$53,818	$175,872
Supplemental disclosures
Cash paid during the period for income taxes, net of refunds received	$6,340	$10,724	$8,885
Cash paid during the period for interest, net of capitalized interest	$21,157	$22,396	$23,543
Capitalized interest	$4,185	$3,198	$4,180
Supplemental non-cash disclosures
Property, plant, and equipment accruals	$16,883	$5,375	$8,757
Asset acquired through capital lease	$681	$7,033	$2,950

See Notes to Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business. We are a leading global specialty chemicals company that manufactures SBCs and other engineered polymers. SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first USBCs in 1964 and the first HSBCs in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products.
Basis of Presentation. The accompanying consolidated financial statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated.
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
Significant items subject to such estimates and assumptions include

•	the useful lives of fixed assets;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments, and share-based compensation; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties, and other contingencies.
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
Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience, and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have significant off-balance sheet credit exposure related to our customers.
Inventories. Our inventory is principally comprised of finished goods inventory and raw materials. Inventory values include all costs directly associated with manufacturing of our products. Inventories are stated at the lower of cost or market as primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their market value, provisions are made for the differences between the cost and the market value.
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
Property, Plant, and Equipment. Property, plant, and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. Depreciation is recognized using the straight-line method over the following estimated useful lives:

Machinery and equipment	20 years
Building and land improvements	20 years
Manufacturing control equipment	10 years
Office equipment	5 years
Research equipment and facilities	5 years
Vehicles	5 years
Computer hardware and information systems	3 years
Major Maintenance Activities. Major maintenance or turnaround costs are expensed as incurred.
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is to be adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense.
Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, “Property, Plant, and Equipment—Overall,” long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Intangible Assets. Intangible assets are stated at cost, net of accumulated amortization. We have intangible assets related to technology, customer relationships, tradenames/trademarks, and software as detailed in Note 5 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Intangible assets are amortized using the straight-line method over the asset's estimated useful life as follows:

Technology	15 years
Customer relationships	15 years
Tradenames/trademarks	15 years
Software	10 years
Pension and Other Postretirement Plans. We sponsor a noncontributory defined benefit pension plan and an additional post-retirement benefit plan. We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.
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
Contingencies. We are routinely involved in litigation, claims, and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements. For loss contingencies, our accounting policy is to expense legal costs as incurred.
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
Disclosures about Fair Value of Financial Instruments. For cash and cash equivalents, receivables, accounts payable, and certain accrued expenses, the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments and interest rate swap agreements, fair value is estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 605, “Revenue Recognition—Overall,” when the revenue is realized or realizable, and has been earned. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. The majority of our sales are transacted with the shipping term free on board shipping point or, with respect to countries other than the United States, an equivalent basis. As such, title to the product passes when the product is delivered to the freight carrier. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. Revenue is recognized net of value-added taxes.
We have entered into agreements with some of our customers whereby they earn rebates from us when the volume of their purchases of our product reach certain agreed upon levels. We recognize the rebate obligation ratably as a reduction of revenue.
Research and Development Expenses. Research and development expenses are expensed as incurred.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. The Kraton Performance Polymers, Inc. Equity Incentive Plan (the “Equity Plan”) allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (for employees only), non-qualified stock options, stock appreciation rights, restricted stock awards, and restricted stock units, in addition to other equity or equity-based awards (including performance-based awards) as our board determines from time to time. We estimate the fair value of stock options using the Black-Scholes valuation model. Since our equity interests were privately held prior to our initial public offering, we have limited publicly traded stock history, and as a result our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity. Forfeitures are based substantially on the history of cancellations of similar awards granted in prior years. See Note 4 Share-Based Compensation to the consolidated financial statements.
Leases. Our leases entered into as of December 31, 2015 are classified as either operating or capital leases. A lease is deemed a capital lease when one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term, (2) the lease contains a bargain purchase option, (3) the lease term is 75% or more of the asset’s useful life, or (4) the net present value of minimum lease payments is equal to 90% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the lease payment schedule, and is offset by an asset purchased pursuant to the lease which is depreciated over the lesser of the lease term or the asset useful life, in accordance with our depreciation policy. For operating leases which contain escalating rent payment clauses, we use the straight-line method to record lease expense.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

We provide liabilities for uncertain tax positions for federal, state, local and international exposures relating to periods subject to audit. The development of liabilities for uncertain tax positions for these exposures requires judgment about tax issues, potential outcomes and timing. We assess tax positions and record tax benefits based upon management's evaluation of facts, circumstances, and information available at the respective reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority. For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.
Foreign Currency Translation and Foreign Currency Exchange Rates. Financial statements of our operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenue, expenses, gains, losses, and cash flows. The effects of translating such operations into U.S. dollars are included as a component of accumulated other comprehensive income (loss).

2. New Accounting Pronouncements
Adoption of Accounting Standards.
We have implemented all new accounting pronouncements that are in effect and that management believes would materially impact our financial statements.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We plan to adopt this standard in the first quarter of 2016 and we anticipate this standard will not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We plan to adopt ASU 2015-03 in the first quarter of 2016. We have assessed the impact of this new standard on our Condensed Consolidated Financial Statements and concluded that it would have resulted in reductions of approximately $1.3 million, $12.2 million, and $13.5 million of other current assets, debt issuance costs, and long-term debt, respectively, as of December 31, 2015.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We have evaluated this standard and we anticipate that this standard will not have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This includes recording in the reporting period the effect on earnings of changes in depreciation, amortization or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We plan to adopt this new standard in the first quarter of 2016 in connection with the Arizona Chemical Acquisition.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This standard requires entities to present deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) as non-current in a classified balance sheet. This ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. In addition, the standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted ASU 2015-17 for the current reporting period and have applied the guidance on a retrospective basis. As a result, current and long-term deferred tax assets and liabilities reported in the consolidated balance sheet for the year ended December 31, 2014 have been reclassified to conform to the current reporting presentation. Our December 31, 2014 current and long-term DTAs decreased by $7.2 million and increased by $1.7 million, respectively, and our current and long-term DTLs decreased by $1.6 million and $3.9 million, respectively.

3. Acquisition of Arizona Chemical
On January 6, 2016, we completed our acquisition of Arizona Chemical, a leading global producer of specialty chemicals and other products primarily derived from pine wood pulping co-products. Arizona Chemical refines and further upgrades two primary feedstocks, crude tall oil (“CTO”), and crude sulfate turpentine (“CST”), into value-added specialty chemicals. These pine-based specialty chemicals are sold into adhesive, road and construction and tire markets, and Arizona Chemical produces and sells a broad range of chemical intermediates into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances and mining.
We believe that the Arizona Chemical Acquisition extends our technology and market diversification, creates a more robust platform for growth, and enhances our opportunities to deepen our customer relationships by expanding our presence in our core markets. Arizona Chemical’s end use market exposure is highly complementary with that of Kraton, particularly in markets such as adhesives, roads and construction, coatings and oilfield chemicals. In addition, the renewable nature of Arizona Chemical’s product and technology offerings reduces our overall exposure to hydrocarbon-based feedstocks.
We acquired Arizona Chemical for a cash purchase price of $1.37 billion, which is subject to adjustment for cash, indebtedness, working capital and other items. The $1.37 billion cash purchase price for the Arizona Chemical Acquisition, the cash tender offer and redemption of all outstanding 6.75% senior notes due 2019, and the related acquisition and financing expenses for the Arizona Chemical Acquisition were funded through the following transactions:

•	A $1,350.0 million six-year senior secured first lien term loan facility,

•	A private offering of $440.0 million in aggregate principal amount of 10.5% senior notes due 2023, and

•	An amended and restated $250.0 million five-year asset-based revolving credit facility, $37.1 million of which was drawn on the closing date.
Our previously outstanding indebtedness under the 6.75% senior notes due 2019 and the former senior secured credit facilities were satisfied and canceled on January 6, 2016. See Note 19 Subsequent Events to the consolidated financial statements for a further description of the debt issued to finance the acquisition.
The Company will account for the Arizona Chemical Acquisition under the purchase method of accounting for business combinations. Accordingly, the purchase price will be allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill.
We have excluded the purchase price allocation and pro forma disclosures for the Arizona Chemical Acquisition as the initial accounting is currently incomplete. We are currently in the process of performing an initial valuation related to the acquired assets and liabilities. The Company will reflect the preliminary valuation of the net assets acquired in its first quarter 2016 condensed consolidated financial statements. In addition, the results of Arizona Chemical's operations will be included in the Company's consolidated financial statements as of the closing date of the Arizona Chemical Acquisition, January 6, 2016.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, “Share-Based Payment,” which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was approximately $9.0 million, $10.3 million and $7.9 million, net of tax effects of $0.0 million, $0.2 million, and $0.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. We have historically recorded these costs in selling, general, and administrative expenses; however, beginning in the second quarter of 2013, a portion of these costs were recorded in cost of goods sold and research and development expenses. At December 31, 2015, there was approximately $0.8 million of unrecognized compensation expense related to non-vested option awards to be recognized over a weighted-average period of 1.07 years, approximately $7.0 million of unrecognized compensation expense related to awards of restricted stock and restricted share units expected to be recognized over a weighted-average period of 1.90 years, and $4.3 million of unrecognized compensation expense related to awards of performance share units expected to be recognized over a weighted-average period of 2.14 years.
Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan. On November 30, 2009, our board of directors and our stockholders approved the Equity Plan and on May 25, 2011 and February 16, 2012, our board of directors and stockholders approved the amendment and restatement of the Equity Plan. The Equity Plan allows for the grant to key employees, independent contractors, and eligible non-employee directors of incentive stock options (to employees only), non-qualified stock options (which together with the incentive stock options, are referred to herein as (“Options”)), stock appreciation rights, restricted stock awards and restricted stock units, in addition to other equity or equity-based awards (including performance-based awards) as the compensation committee of our board, with respect to employees and independent contractors, and our full board, with respect to non-employee directors, determines from time to time.
Under the Equity Plan, there are a total of 4,350,000 shares of our common stock reserved for issuance. As of December 31, 2015 and 2014 there were 1,231,675 and 1,859,189 shares of our common stock available for issuance, respectively.
Stock Option Activity
Option activities for the year ended December 31, 2015 are as follows:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	1,619	$24.52
Granted	—	—
Exercised	64	15.99
Forfeited	11	26.56
Expired	78	32.27
Outstanding at December 31, 2015	1,466	24.47
Exercisable at December 31, 2015	1,319	$24.19
We did not grant stock options during 2015. We granted 158,118, and 131,321 options to our employees during the years ended December 31, 2014, and 2013, respectively. These options have a ten year term and vest in equal installments over three years. The weighted-average grant-date fair values of options granted during the years ended December 31, 2014 and 2013 were $12.32 and $12.30, respectively. There were 64,100, 103,873, and 52,971 options exercised during the years ended December 31, 2015, 2014, and 2013, respectively. The total intrinsic value of the options exercised was $0.4 million, $1.1 million and $0.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The following table summarizes additional information regarding the outstanding and exercisable options at December 31, 2015.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term
	(in thousands)		(in thousands)	(in years)
Outstanding options	1,466	$24.47	$1,228	5.05
Exercisable options	1,319	$24.19	$1,228	4.73
(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2015.

Weighted-Average Assumptions for Option Pricing

	2015	2014	2013
Risk-free interest rate	n/a	1.82%	1.01%
Expected dividend yield	n/a	—%	—%
Expected volatility	n/a	47.2%	55.0%
Expected term	n/a	6.0 years	6.0 years
Since our equity interests were privately held prior to our initial public offering, we have limited publicly traded stock history, and as a result, our estimated volatility is based on a combination of our historical volatility and similar companies’ stock that are publicly traded. Until such time that we have enough publicly traded stock history to estimate volatility based solely on our stock, we expect to estimate volatility of options granted based on a combination of our historical volatility and similar companies’ stock that are publicly traded. The expected term of options represents the period of time that options granted are expected to be outstanding. For all periods presented, we used the simplified method to calculate the expected term of options. The risk free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. For all periods presented, the dividend yield is assumed to be zero based on historical and expected dividend activity.
Restricted stock awards and Restricted stock units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted share units. Holders of restricted share units do not have any beneficial ownership in the common stock underlying the restricted share units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted share units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death / disability of the participant. We awarded 280,353, 192,812, and 203,027 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2015, 2014, and 2013, respectively. We issued 32,584, 22,518, and 26,424 shares of restricted stock to members of the board of directors during the years ended December 31, 2015, 2014, and 2013, respectively, which vested on the grant date. We granted 52,845, 38,918, and 28,976 restricted share units to our employees during the years ended December 31, 2015, 2014, and 2013, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted share units granted, vested, and forfeited during 2015.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Non-vested shares at December 31, 2014	554	$25.40
Granted	366	19.84
Vested	143	24.88
Forfeited	72	24.70
Non-vested shares at December 31, 2015	705	$22.69
The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 pursuant to restricted stock awards and restricted share units was $3.6 million, $4.6 million, and $0.9 million, respectively.
Performance share units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria established at grant. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our Compensation Committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock equal to 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 240,536, 90,186, and 67,585 performance share units to our employees during the years ended December 31, 2015, 2014, and 2013, respectively.

The following table represents the non-vested performance share units granted, vested, and forfeited during 2015.

	Shares	Weighted- average Grant-date Fair Value
	(in thousands)
Non-vested shares at December 31, 2014	137	$25.40
Granted	241	21.25
Vested	—	—
Forfeited	49	26.10
Non-vested shares at December 31, 2015	329	$22.27
Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2015, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted during the year ended December 31, 2015 was as follows:

2015
Risk-free interest rate	0.95%
Expected dividend yield	—%
Expected volatility	29.7%
Fair value per performance share award	24.75

5. Detail of Certain Balance Sheet Accounts

	December 31,
	2015	2014
	(in thousands)
Inventories of products:
Finished products	$211,273	$253,834
Work in progress	4,501	5,552
Raw materials	48,333	67,606
Total inventories of products	$264,107	$326,992
Property, plant and equipment:
Land	$10,164	$11,240
Buildings	46,234	47,646
Plant and equipment	675,822	658,258
Construction in progress (1)	167,610	122,084
Property, plant and equipment	899,830	839,228
Less accumulated depreciation	382,157	387,463
Property, plant and equipment, net of accumulated depreciation	$517,673	$451,765
Intangible assets:
Technology	$45,553	$44,979
Customer relationships	35,145	35,145
Tradenames/trademarks	26,562	25,393
Software	34,435	33,032
Intangible assets	141,695	138,549
Less accumulated amortization:
Technology	35,833	32,835
Customer relationships	28,170	25,827
Tradenames/trademarks	18,819	17,127
Software	17,271	13,150
Total accumulated amortization	100,093	88,939
Intangible assets, net of accumulated amortization	$41,602	$49,610
________________________________________

(1)	Construction in progress includes $7.0 million of assets financed with short term capital leases as of December 31, 2014.

	December 31,
	2015	2014
	(in thousands)
Other payables and accruals:
Employee related	$23,850	$16,156
Interest payable	8,004	7,959
Arizona Chemical transaction accrual	18,267	—
Property, plant, and equipment accrual	16,142	3,864
Other	24,748	22,909
Total other payables and accruals	$91,011	$50,888
Other long-term liabilities:
Pension and other postretirement benefits	$85,997	$86,605
Other	10,995	17,134
Total other long-term liabilities	$96,992	$103,739
Aggregate depreciation expense for property, plant and equipment was approximately $50.5 million, $54.5 million, and $52.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Aggregate amortization expense for intangible assets was approximately $11.2 million, $11.2 million, and $10.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(in thousands)
2016	$10,826
2017	$10,265
2018	$9,843
2019	$2,406
2020	$1,206

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
Balance at December 31, 2013	$22,758	$(1,926)	$(42,084)	$(21,252)
Other comprehensive income (loss) before reclassifications	(44,628)	—	(36,078)	(80,706)
Amounts reclassified from accumulated other comprehensive loss	—	—	2,740	2,740
Net other comprehensive income (loss) for the year	(44,628)	—	(33,338)	(77,966)
Balance at December 31, 2014	(21,870)	(1,926)	(75,422)	(99,218)
Other comprehensive income (loss) before reclassifications	(44,125)	—	975	(43,150)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,800	3,800
Net other comprehensive income (loss) for the year	(44,125)	—	4,775	(39,350)
Balance at December 31, 2015	$(65,995)	$(1,926)	$(70,647)	$(138,568)

The following table provides details for amounts reclassified from accumulated other comprehensive income (loss) into net income in the consolidated statements of operations:

Details about amounts reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income	Location of Reclassification Income/(Expense) in Consolidated Statement of Operations	Year Ended December 31,
		2015	2014
Amortization of pension and other post-retirement items
Amortization of net actuarial loss	(1)	$(5,143)	$(2,375)
Curtailment loss	(1)	—	(365)
Settlement loss	(1)	(792)	—
	Provision for income taxes	2,135	—
		$(3,800)	$(2,740)
_________________________

(1)
These components are allocated between cost of good sold, selling, general and administrative and research and development expenses in the Consolidated Statement of Operations. See Note 13. Employee Benefits for further information related to net periodic benefit cost for pension and other post-retirement benefit plans.

6. Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income attributable to Kraton by the weighted-average number of shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Kraton by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled, or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Restricted stock awards outstanding totaled 599,541, 489,543, and 416,662 at December 31, 2015, 2014, and 2013, respectively. Our weighted average restricted stock awards outstanding were 553,846, 491,698, and 392,329 for the years ended December 31, 2015, 2014, and 2013, respectively. We withheld 28,273 and 27,173 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2015 and 2014, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
Restricted share units in the amount of 138,002, 95,055, and 58,467 were outstanding at December 31, 2015, 2014, and 2013, respectively, including vested and non-vested restricted share units. The computation of diluted EPS includes weighted average restricted share units of 0, 84,658, and 0 for the years ended December 31, 2015, 2014, and 2013, respectively. The computation of diluted EPS excludes weighted average restricted share units of 134,038 and 52,784 for the years ended December 31, 2015 and 2013, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for those periods.
Performance share units in the amount of 329,182, 137,206, and 67,585 were outstanding at December 31, 2015, 2014, and 2013, respectively. The computation of diluted EPS includes weighted average performance share units of 0, 28,902, and 0 for the years ended December 31, 2015, 2014, and 2013, respectively. The computation of diluted EPS excludes weighted average performance share units of 33,296 and 0 for the years ended December 31, 2015 and 2013, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for those periods. In addition, the computation of diluted EPS also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 296,684, 102,396, and 67,585 for the years ended December 31, 2015, 2014, and 2013, respectively.
Stock options in the amount of 1,465,609, 1,619,091, and 1,594,581 were outstanding at December 31, 2015, 2014, and 2013, respectively. The computation of diluted EPS includes stock options added under the treasury stock method, which amounted to 0, 205,949, and 0 for the years ended December 31, 2015, 2014, and 2013, respectively. The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 1,465,609, 1,001,198, and 1,594,581 for the years ended December 31, 2015, 2014, and 2013, respectively.
The calculations of basic and diluted EPS are as follows:

	Year ended December 31, 2015
	Net Income attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$(10,535)	31,128
Amounts allocated to unvested restricted shares	187	(554)
Amounts available to common stockholders	$(10,348)	30,574	$(0.34)
Diluted:
Amounts allocated to unvested restricted shares	(187)	554
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	187	(554)
Amounts available to stockholders and assumed conversions	$(10,348)	30,574	$(0.34)

	Year ended December 31, 2014
	Net Income attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(in thousands, except per share data)
Basic:
As reported	$2,419	32,655
Amounts allocated to unvested restricted shares	(36)	(492)
Amounts available to common stockholders	$2,383	32,163	$0.07
Diluted:
Amounts allocated to unvested restricted shares	36	492
Non participating share units		114
Stock options added under the treasury stock method		206
Amounts reallocated to unvested restricted shares	(36)	(492)
Amounts available to stockholders and assumed conversions	$2,383	32,483	$0.07

	Year ended December 31, 2013
	Net Loss attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(in thousands, except per share data)
Basic:
As reported	$(618)	32,488
Amounts allocated to unvested restricted shares	7	(392)
Amounts available to common stockholders	$(611)	32,096	$(0.02)
Diluted:
Amounts allocated to unvested restricted shares	(7)	392
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	7	(392)
Amounts available to stockholders and assumed conversions	$(611)	32,096	$(0.02)
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program, which allowed for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We repurchased shares of our common stock in the open market at prevailing market prices and through a trading program under Rule 10b5-1. From the inception of the program through December 31, 2015, we repurchased a total of 2,549,683 shares of our common stock at an average price of $19.58 per share and a total cost of $50.0 million (including trading commissions). The share repurchase plan was financed with available cash and the program is now complete.

7. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2015			December 31, 2014
	(in thousands)
	Principal	Unamortized Premium	Total	Principal	Unamortized Premium	Total
6.75% unsecured notes	$350,000	$651	$350,651	$350,000	$825	$350,825
KFPC loan agreement	76,912	—	76,912	—	—	—
Capital lease obligation	1,634	—	1,634	1,047	—	1,047
Total debt	428,546	651	429,197	351,047	825	351,872
Less current portion of total debt	141	—	141	87	—	87
Long-term debt	$428,405	$651	$429,056	$350,960	$825	$351,785
Senior Secured Credit Facilities. In March 2013, we entered into an asset-based revolving credit facility consisting of a $150.0 million U.S. senior secured revolving credit facility (the “U.S. Facility”) and a $100.0 million Dutch senior secured revolving credit facility (the “Dutch Facility”, and together with the U.S. Facility, the “Senior Secured Credit Facilities”). Borrowing under the Senior Secured Credit Facilities is subject to borrowing base limitations based on the level of receivables and inventory available for security.
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
The applicable margin is subject to a minimum of 0.5% and a maximum of 1.0% with respect to U.S. base rate loans, and a minimum of 1.5% and maximum of 2.0% for foreign base rate borrowings, and a minimum of 1.5% and maximum of 2.0% for both U.S. and foreign LIBOR loans and is subject to adjustment based on the borrowers’ excess availability of the applicable facility for the most recent fiscal quarter. Our effective interest rate for borrowings on the Senior Secured Credit Facilities was 2.03% for the year ended December 31, 2015.
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
As of December 31, 2015, our available borrowing capacity was $165.5 million of which $0.0 million was drawn.
On January 6, 2016, the Senior Secured Credit Facilities were canceled and replaced with an amended and restated $250.0 million ABL Facility. See Note 19 Subsequent Events to the consolidated financial statements for a description of the amended and restated ABL Facility.
6.75% Senior Notes due 2019. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $350.0 million aggregate principal amount of 6.75% senior notes that were scheduled to mature on March 1, 2019 pursuant to an indenture dated February 11, 2011 as amended and supplemented by a supplemental indenture thereto dated March 20, 2012 (collectively, the “Indenture”). On January 6, 2016, the outstanding indebtedness under the 6.75% Senior Notes was satisfied and canceled with the issuance of $440.0 million of new 10.5% Senior Notes due 2023. See Note 19 Subsequent Events to the consolidated financial statements for a description of the new 10.5% Senior Notes.
Capital Lease. In January 2014, we entered into a 10 year capital lease with a principal amount of $7.0 million to fund a portion of our capital expenditures. In March 2015, this capital lease increased by $0.7 million based on final project construction costs.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $167.5 million (converted at the December 31, 2015 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $130.6 million (converted at the December 31, 2015 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $36.9 million (converted at the December 31, 2015 exchange rate), to fund working capital requirements and/or general corporate purposes. As of December 31, 2015, NTD 2.53 billion, or $76.9 million (converted at the December 31, 2015 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the facility period of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the year ended December 31, 2015, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing in 2016, which will increase to 5.0 to 1.0 in 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50.0% of the indebtedness. At December 31, 2015, KFPC was in compliance with the covenants under the KFPC Loan Agreement.

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2015, are as follows:

December 31:	Principal Payments
(in thousands)
2016	$141
2017	7,841
2018	15,541
2019	365,551
2020	38,636
Thereafter	836
Total debt	$428,546
See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk to the consolidated financial statements for fair value information related to our long-term debt.

8. Debt Issuance Costs
We capitalize debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of interest expense. We had net debt issuance costs of $15.9 million and $9.5 million (of which $2.4 million and $2.3 million were included in other current assets) as of December 31, 2015 and December 31, 2014, respectively. In connection with the March 2013 refinancing of our indebtedness, we charged to interest expense $5.1 million of unamortized debt issuance costs related to our previously existing indebtedness and we capitalized $4.8 million of debt issuance costs related to our new indebtedness. During the year ended December 31, 2014, our consolidated joint venture, KFPC, capitalized $0.5 million of debt issuance costs related to the KFPC Loan Agreement executed in July 2014. During the year ended December 31, 2015, we capitalized $8.8 million of debt issuance costs related to the debt financing associated with the Arizona Chemical Acquisition, which closed on January 6, 2016. See Note 3 Acquisition of Arizona Chemical for further discussion of the Arizona Chemical Acquisition and Note 19 Subsequent Events for a description of the debt financing. We amortized $2.2 million, $2.2 million, and $2.4 million (which excludes $5.1 million of accelerated amortization) of debt issuance costs for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Retirement plan asset—current	Other current assets	$272	$272	$—	$—
Retirement plan asset—noncurrent	Other long-term assets	1,636	1,636	—	—
Total		$1,908	$1,908	$—	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Retirement plan asset—current	Other current assets	$272	$272	$—	$—
Retirement plan asset—noncurrent	Other long-term assets	2,055	2,055	—	—
Total		$2,327	$2,327	$—	$—
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

The following table sets forth by level within the fair value hierarchy our fair value measurements with respect to non-financial assets that are measured at fair value on a nonrecurring basis. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy levels. See Note 10 Impairment and Restructuring Charges, for further discussion.

	Fair Value Measurements as of Reporting Date
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014	Total Impairment Charges
	(in thousands)
Long-lived assets	$—	$—	$723	$723	$4,731
Total	$—	$—	$723	$723	$4,731
For the year ended December 31, 2015 and 2013 we determined that there was no impairment related to our long-lived assets.
The following table presents the carrying values and approximate fair values of our long-term debt as of December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
6.75% unsecured notes (quoted prices in active market for identical assets – level 1)	$350,651	$350,000	$350,825	$358,750
Capital lease obligation (significant other observable inputs - level 2)	$1,634	$1,634	$1,047	$1,047
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
We did not have any interest rate swap agreements in effect during the year ended December 31, 2015.
Fair Value Hedges. In April 2012, we entered into a series of non-deliverable forward contracts to reduce our exposure to fluctuations in the Canadian dollar (“CAD”) against the U.S. dollar associated with the funding of certain capital expenditures. These non-deliverable forward contracts qualified for hedge accounting and were designated as fair value hedges in accordance with ASC 815-25 “Fair Value Hedges.” These hedges were effective in offsetting our exposure to the CAD, and therefore the $0.1 million gain on these hedges was offset by the $0.1 million loss on the exposure associated with the funding of our semi-works facility for the year ended December 31, 2013. We did not have any fair value hedges in place during the years ended December 31, 2014 and 2015.
Net Investment Hedges. In June 2013, we entered into a TWD 450.0 million notional amount non-deliverable forward contract to protect our net investment in our subsidiary in Taiwan against adverse changes in exchange rates by fixing the New Taiwan Dollar/Euro exchange rate. This contract qualified for hedge accounting and was designated as a net investment hedge in accordance with ASC 815-35 “Net Investment Hedges.” For the year ended December 31, 2013, we recorded in accumulated other comprehensive loss an aggregate $0.5 million loss related to the settlement of the effective portion of this contract. We did not have any net investment hedges in place during the years ended December 31, 2015 and 2014.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. During the years ended December 31, 2015, 2014, and 2013, we entered into a series of foreign currency option and forward contracts to reduce our exposure to exchange rate volatility. The contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the period. These contracts did not qualify for hedge accounting. For the years ended December 31, 2015, 2014, and 2013, we recorded an aggregate loss of $5.8 million, $6.5 million, and $1.8 million, respectively, which are recorded in cost of goods sold. In all periods, these contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Credit Risk
Our customers are diversified by industry and geography with more than 850 customers in over 70 countries. We analyze the counterparties’ financial condition prior to extending credit and we establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit, or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.

10. Impairment and Restructuring Charges
During 2014, we determined that we had impaired long-lived assets and, as a result, recorded pre-tax impairment charges of $4.7 million. Of this amount, $2.4 million related to engineering and design assets for projects we determined were no longer economically viable, $1.4 million related to information technology and office assets associated with fourth quarter 2014 restructuring activities, and $0.9 million related to other long-lived assets. The $5.4 million carrying value of these long-lived assets was reduced to fair market value of $0.7 million. We used internally developed assumptions in determining the fair value of these long-lived assets, which are classified within level 3 of the fair value hierarchy.
For the years ended December 31, 2015, 2014, and 2013, restructuring and restructuring-related expenses amounted to $1.7 million, $3.0 million and $0.8 million, respectively. Restructuring expenses in 2015 were primarily comprised of professional services and advisory costs related to our cost reset initiative. Restructuring expenses for 2014 were comprised of severance expenses of $2.5 million and $0.4 million of other restructuring related costs, which are recorded primarily in selling, general and administrative expenses.

11. Income Taxes
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.
Our income tax provision was a $6.9 million expense, a $5.1 million expense, and a $3.9 million benefit for the years ended December 31, 2015, 2014, and 2013, respectively. Our effective tax rates for the years ended December 31, 2015, 2014, and 2013 were a 124.3% expense, an 80.9% expense, and a 79.9% benefit, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. Excluding the change in our valuation allowance, our effective tax rates would have been a 75.4% benefit, a 229.0% expense, and an 81.4% benefit for the years ended December 31, 2015, 2014, and 2013, respectively.

The provision for income taxes is comprised of the following:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision (benefit):
U.S.	$34	$550	$(49)
Foreign	10,023	7,091	11,708
Total current tax provision	10,057	7,641	11,659
Deferred tax provision (benefit):
U.S.	(2,683)	—	(10,065)
Foreign	(431)	(2,523)	(5,481)
Total deferred tax provision (benefit)	(3,114)	(2,523)	(15,546)
Total income tax expense (benefit)	$6,943	$5,118	$(3,887)
Income (loss) before income taxes is comprised of the following:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes:
U.S.	$(41,455)	$8,391	$(39,445)
Foreign	35,869	(2,063)	34,583
Total income (loss) before income taxes	$(5,586)	$6,328	$(4,862)
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Income taxes at the statutory rate	$(1,955)	$2,215	$(1,702)
Foreign tax rate differential	(1,639)	11,777	(4,278)
State taxes, net of federal benefit	(315)	140	(285)
Permanent differences	(88)	182	1,145
Tax credits	(46)	(535)	—
Alternative minimum tax	—	541	—
Uncertain tax positions	126	(429)	1,020
Valuation allowance	11,156	(9,370)	72
Other	(296)	597	141
Income tax expense (benefit)	$6,943	$5,118	$(3,887)

	Years ended December 31,
	2015	2014	2013
Income taxes at the statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differential	29.3	186.1	88.0
State taxes, net of federal benefit	5.6	2.2	5.9
Permanent differences	1.6	2.9	(23.6)
Tax credits	0.8	(8.5)	—
Alternative minimum tax	—	8.5	—
Uncertain tax positions	(2.3)	(6.7)	(21.0)
Valuation allowance	(199.7)	(148.1)	(1.5)
Other	5.4	9.5	(2.9)
Effective tax rate	(124.3)%	80.9%	79.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$110,569	$106,944
Inventory	7,832	7,116
Benefit plans accrual	27,435	28,042
Other accruals and reserves	29,665	18,694
	175,501	160,796
Valuation allowance for deferred tax assets	(100,149)	(90,433)
Total deferred tax assets	$75,352	$70,363
Deferred tax liabilities:
Property, plant and equipment	$(79,237)	$(74,363)
Intangible assets	(1,318)	(3,472)
Total deferred tax liabilities	(80,555)	(77,835)
Net deferred tax liabilities	$(5,203)	$(7,472)

	December 31
	2015	2014
	(in thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	3,867	3,848
Non-current deferred tax liabilities	(9,070)	(11,320)
Net deferred tax liabilities	$(5,203)	$(7,472)
As of December 31, 2015, we had $317.8 million of net operating loss carryforwards, of which $52.5 million relates to foreign jurisdictions and $265.3 million relates to the United States, which will expire beginning in 2024 through 2035, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of December 31, 2015 and December 31, 2014, a valuation allowance of $100.1 million and $90.4 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $9.7 million in 2015, which includes $13.9 million related to current period net operating losses in the U.S. jurisdiction, partially offset by a $2.7 million decrease related to the tax effect of unrealized pension gains, and a $1.5 million decrease related to changes in other comprehensive income (loss). We increased our valuation allowance by $0.4 million in 2014, which includes a $9.8 million increase related to changes in other comprehensive income (loss), partially offset by a $7.6 million decrease related to current year operating income and a $1.8 million decrease related to the assessment of our ability to utilize net operating loss carryforwards in future periods. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance, our effective tax rates would have been a 75.4% benefit and a 229.0% expense for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, $87.9 million of the $100.1 million valuation allowance is associated with net deferred tax assets in the U.S. jurisdiction.
Following the acquisition of Arizona Chemical on January 6, 2016, we project that we will have sufficient combined pre-tax earnings in the U.S. to fully utilize net operating loss carryforwards within a reasonable projection period. Under ASC 805-740-30-3, the release of an acquirer’s existing valuation allowance resulting from an acquisition is recognized as an adjustment to the financial statements as of the acquisition date. As a result, we expect to release the valuation allowance related to the U.S. net deferred tax assets in 2016.
For the period ending December 31, 2015, the unremitted earnings of our foreign subsidiaries are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.

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
As of December 31, 2015 and December 31, 2014, we had $4.3 million and $4.7 million, respectively, of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. For the years ending December 31, 2015, 2014, and 2013, we recorded $0.2 million, $0.1 million, and $0.4 million in interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2015 and December 31, 2014, we had $0.8 million and $0.6 million of penalties and interest included in the total unrecognized tax benefits. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
The following presents a rollforward of our unrecognized tax benefits including associated interest and penalties.

	December 31
	2015	2014
	(in thousands)
Balance at January 1	$4,663	$6,423
Increase in current year tax positions	336	432
Increase in prior year tax positions	301	320
Decrease in prior year tax positions	(416)	(743)
Lapse of statute of limitations	(538)	(255)
Settlements	—	(1,514)
Balance at December 31	$4,346	$4,663

12. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2015 are as follows: 2016—$16.4 million; 2017—$10.9 million; 2018—$7.0 million; 2019—$6.0 million; 2020—$4.7 million; and 2020 and thereafter—$1.9 million. For the years ended December 31, 2015, 2014, and 2013, we recorded $18.1 million, $18.7 million and $11.2 million in rent expense, respectively.
(b) Environmental and Safety Matters
Our finished products are not generally classified as hazardous under U.S. environmental laws. However, our operations involve the handling, transportation, treatment, and disposal of potentially hazardous materials that are extensively regulated by environmental, health and safety laws, regulations, and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly stringent environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, disposal, and other waste handling practices and equipment.

We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to identify and correct identified regulatory deficiencies. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees, and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance, in all material respects, with all applicable environmental and health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures, or result in exposure or injury claims by employees, contractors and their employees, and the public. Some risk of environmental costs and liabilities are inherent in our operations and products, as it is with other companies engaged in similar businesses.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions in each of the years ended December 31, 2015, 2014, and 2013.
(c) Legal Proceedings
We received notice from the tax authorities in Brazil assessing R$6.1 million or $1.5 million (converted at the December 31, 2015 exchange rate) in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
The provisions of the Combination Agreement provide for us to pay LCY a $25.0 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of our Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25.0 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25.0 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan, constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee.  On July 23, 2015, LCY's lawsuit was dismissed from the Delaware federal court on jurisdictional grounds. LCY has the right to re-file its suit in Delaware state court. As of the date of this filing, they had not re-filed their suit. While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations, or cash flows from the ultimate outcome of this matter.

We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims, and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or, cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations, or cash flows.
 (d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	2015	2014
	(in thousands)
Beginning balance	$10,394	$10,497
Accretion expense	425	533
Obligations settled	(329)	(95)
Foreign currency translation	(412)	(541)
Ending balance	$10,078	$10,394
For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we recorded a $3.7 million receivable from Shell Chemicals as of December 31, 2015 pursuant to the indemnity included in the February 2001 separation agreement, which serves to offset the related ARO asset which is included in property, plant, and equipment.
 (e) Production downtime
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
The 2015 measurement date of the Pension Plan’s assets and obligations was December 31, 2015. Based on the funded status of our Pension Plan as of December 31, 2015 and 2014, we reported a decrease in our accumulated other comprehensive loss of approximately $3.2 million and an increase of $28.6 million, respectively, and a related change in accrued pension obligations.

Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$158,885	$122,222
Service cost	3,528	2,800
Interest cost	6,483	6,171
Benefits paid	(4,724)	(4,170)
Actuarial (gain) / loss	(11,661)	31,862
Benefit obligation at end of period	$152,511	$158,885
Change in plan assets:
Fair value at beginning of period	$104,792	$92,709
Actual return on plan assets	(4,267)	9,053
Employer contributions	1,760	7,200
Benefits paid	(4,724)	(4,170)
Fair value at end of period	$97,561	$104,792
Funded status at end of period	$(54,950)	$(54,093)
Amounts recognized on balance sheet:
Noncurrent liabilities	$(54,950)	$(54,093)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$49,491	$52,666
Amounts recognized in accumulated other comprehensive loss	$49,491	$52,666
The accumulated benefit obligation for the Pension Plan was $140.8 million and $145.1 million at December 31, 2015 and 2014, respectively.
Estimated Future Benefit Payments. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
2016	$5,020
2017	5,360
2018	5,690
2019	6,150
2020	6,530
Years 2021-2025	40,030
$68,780
Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Service cost benefits earned during the period	$3,528	$2,800	$3,332
Interest on prior year’s projected benefit obligation	6,483	6,171	5,506
Expected return on plan assets	(8,459)	(7,677)	(6,608)
Amortization of net actuarial loss	4,239	1,841	3,576
Net periodic pension costs	$5,791	$3,135	$5,806

Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	December 31,
	2015	2014
Weighted average assumptions used to determine benefit obligations:
Measure date	12/31/2015	12/31/2014
Discount rate	4.55%	4.12%
Rates of increase in salary compensation level	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.12%	5.02%
Rates of increase in salary compensation level	3.00%	3.00%
Expected long-term rate of return on plan assets	8.50%	8.50%
Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plan to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our Pension Plan effective for 2015 will remain at 8.5%.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plan. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. The plan’s strategic target allocation as of December 31, 2015 was 50.0% equity, 30.0% debt, and 20.0% other, consisting of real estate funds, hedge funds, and commodity funds. The latter was assumed to behave similar to debt securities and therefore we included this 20.0% asset allocation as bonds in the model. Our investment policy is reviewed from time to time to ensure consistency with our long term objective. Our Pension Plan asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2015	2014
Equity securities	57.1%	61.7%
Debt securities	33.5%	28.8%
Real estate	—%	3.0%
Other	9.4%	6.5%
Total	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2015 and 2014.
The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:

•	Common/Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.

•	Mutual Funds, Real Estate Funds, and Other Funds: Valued at the net asset value of shares held at year end as quoted in the active market.

A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2, and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2015
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$70	$70	$—	$—
Common/Collective Trust Funds(a):
Equity Funds	34,504	—	34,504	—
Debt Funds	21,669	—	21,669	—
Mutual Funds:
Equity Funds	21,188	21,188	—	—
Debt Funds	11,031	11,031	—	—
Other	9,099	9,099	—	—
Total	$97,561	$41,388	$56,173	$—

	Pension Plan Assets Fair Value Measurements at December 31, 2014
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and Cash Equivalents	$529	$529	$—	$—
Common/Collective Trust Funds(a):
Equity Funds	35,864	—	35,864	—
Debt Funds	21,155	—	21,155	—
Mutual Funds:
Equity Funds	28,815	28,815	—	—
Debt Funds	9,009	9,009	—	—
Real Estate	3,106	3,106	—	—
Other	6,314	6,314	—	—
Total	$104,792	$47,773	$57,019	$—
__________________________________________

(a)	Strategies are generally to invest in equity or debt securities, or a combination thereof, that match or outperform certain predefined indices.
(b) Other Retirement Benefit Plans. Certain employees were eligible to participate in non-qualified defined benefit restoration plans (“BRP”), which were intended to restore certain benefits under the Pension Plan in the United States and the Kraton Savings Plan in the United States, which would otherwise be lost due to certain limitations imposed by law on tax-qualified plans.
On November 26, 2014, the Company terminated the Pension Plan BRP effective November 30, 2014. As a result of this termination, future benefit accruals were eliminated and the lump sum amount for each participant was paid in December 2015. As such, a curtailment event was recognized at December 1, 2014 resulting in a curtailment expense of $0.4 million in the year ended December 31, 2014 and a settlement expense of $0.8 million in the year ended December 31, 2015.
For the years ended December 31, 2015, 2014, and 2013, we made contributions related to the Pension Plan BRP of $2.3 million, $0.1 million, and $0.0 million, respectively. Due to the termination and final settlement, there was no remaining liability for this plan as of December 31, 2015. As of December 31, 2014, $2.2 million was recognized as a component of other current liabilities.

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
Employees who were retirement eligible as of February 28, 2001, have the option to participate in either Shell Chemicals' or Kraton's postretirement health and welfare plans.
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year and the 2015 measurement date of the plans’ assets and obligations was December 31, 2015. We are also required to recognize as a component of accumulated other comprehensive loss the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2015 and 2014, we reported a decrease in our accumulated other comprehensive loss of approximately $3.4 million and an increase of $4.1 million, respectively, and a related change in accrued pension obligations.
Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$32,444	$26,893
Service cost	597	498
Interest cost	1,271	1,275
Benefits and expenses paid (premiums)	(825)	(767)
Actuarial (gain) loss	(2,620)	4,545
Benefit obligation at end of period	$30,867	$32,444
Change in plan assets (1):
Fair value at beginning of period	$—	$—
Employer contributions	$825	$767
Benefits paid	(825)	(767)
Fair value at end of period	$—	$—
Funded status at end of year	$30,867	$32,444
___________________________________________

(1)
Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $10.1 million and $9.9 million as our estimate of the present value of this commitment as of December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014
	(in thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,341)	$(1,320)
Noncurrent liabilities	(29,526)	(31,124)
	$(30,867)	$(32,444)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	8,307	11,684
	$8,307	$11,684

Net periodic benefit costs consist of the following components:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Service cost	$597	$498	$557
Interest cost	1,271	1,275	1,155
Amortization of net actuarial loss	757	416	708
Net periodic benefit costs	$2,625	$2,189	$2,420

	December 31,
	2015	2014
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2015	12/31/2014
Discount rate	4.45%	4.02%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.02%	4.86%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2015	2014
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020
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
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$24	$(31)
Effect on postretirement benefit obligation	$445	$(539)
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
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2015, 2014, and 2013, were $4.1 million, $4.0 million, and $3.7 million, respectively.

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
Our products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue for the years ended December 31,
	2015	2014	2013
	(in thousands)
Performance Products	$540,615	$678,930	$762,939
Specialty Polymers	350,689	412,435	412,009
Cariflex	142,904	138,596	116,003
Other	418	472	1,170
	$1,034,626	$1,230,433	$1,292,121
During the years ended December 31, 2015, 2014, and 2013, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost. Following is a summary of revenue by geographic region:

	Years ended December 31,
	2015	2014	2013
	(in thousands)
Revenue:
United States	$324,103	$380,620	$399,547
Germany	121,346	163,065	172,625
China	80,050	80,219	72,103
Japan	77,091	83,193	81,056
Thailand	52,999	53,667	42,402
Brazil	33,468	49,944	55,549
Malaysia	31,808	27,175	26,353
France	31,095	41,878	47,443
United Kingdom	30,556	33,610	36,736
Italy	26,141	33,315	43,321
Belgium	24,232	43,748	39,825
Netherlands	23,308	25,384	29,146
Sweden	14,688	17,961	17,269
Canada	14,403	15,466	16,187
South Korea	14,015	15,442	12,923
Mexico	13,183	16,447	17,710
Taiwan	12,767	17,914	17,182
Turkey	11,074	12,463	23,403
Argentina	9,824	14,453	15,672
Austria	8,924	12,855	12,863
Denmark	8,829	8,440	6,401
Poland	8,430	9,310	13,751
All other countries	62,292	73,864	92,654
	$1,034,626	$1,230,433	$1,292,121

Following is a summary of long-lived assets by geographic region:

	December 31,
	2015	2014
	(in thousands)
Long-lived assets, at cost:
United States	$497,653	$495,313
Taiwan	135,410	56,994
France	112,767	115,987
Brazil	56,344	71,970
Germany	56,292	60,022
Netherlands	33,410	29,838
China	6,001	7,273
Japan	1,779	1,637
All other countries	174	194
	$899,830	$839,228

15. Related Party Transactions
We own a 50.0% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the consolidated balance sheet is related to this joint venture and the purchases from the joint venture amounted to $30.4 million, $40.3 million, and $50.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended December 31, 2015. See Note 16 Variable Interest Entity, for further discussion related to the KFPC joint venture.
In 2015, one of our board members, Steven Demetriou, was appointed as the Chief Executive Officer of Jacobs Engineering which has historically supplied site maintenance and engineering services for our Belpre, Ohio facility. Our total purchases from Jacobs Engineering in 2015 were $12.4 million and our outstanding payable to them was $0.3 million as of December 31, 2015.

16. Variable Interest Entity
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
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2015 and 2014 for KFPC before intercompany eliminations. See Note 7 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2015	December 31, 2014
	(In thousands)
Cash and cash equivalents	$9,315	$7,993
Other current assets	7,015	2,533
Property, plant and equipment	135,230	56,904
Intangible assets	9,203	9,579
Other long-term assets	1,709	1,044
Total assets	$162,472	$78,053
Current liabilities	17,057	2,717
Long-term debt	$76,912	$—
Total liabilities	$93,969	$2,717

17. Supplemental Guarantor Information
Kraton Polymers LLC and Kraton Polymers Capital Corporation, a financing subsidiary, (collectively, “the Issuers”), are co-issuers of the 6.75% senior notes due March 1, 2019. The 6.75% senior notes are fully and unconditionally guaranteed on a joint and several basis by KPPI, the parent company of the Issuers, and Elastomers Holdings LLC, which is a U.S. holding company and a 100% owned subsidiary of Kraton Polymers LLC, (collectively,“the Guarantors”). Our remaining subsidiaries are not guarantors of the 6.75% senior notes. We do not believe that separate financial statements and other disclosures concerning the guarantor subsidiaries would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2015
(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,256	$11,595	$51,198	$—	$70,049
Receivables, net of allowances	—	470	37,758	66,861	—	105,089
Inventories of products	—	(2,077)	149,200	116,984	—	264,107
Inventories of materials and supplies	—	—	9,880	2,258	—	12,138
Other current assets	—	4,823	4,594	21,861	—	31,278
Total current assets	—	10,472	213,027	259,162	—	482,661
Property, plant and equipment, less accumulated depreciation	—	35,923	256,663	225,087	—	517,673
Intangible assets, less accumulated amortization	—	38,721	2,053	828	—	41,602
Investment in consolidated subsidiaries	497,308	1,446,567	—	—	(1,943,875)	—
Investment in unconsolidated joint venture	—	813	—	10,815	—	11,628
Debt issuance costs	—	12,088	721	671	—	13,480
Deferred income taxes	—	320	—	3,547	—	3,867
Other long-term assets	—	28,314	658,253	105,444	(770,222)	21,789
Total assets	$497,308	$1,573,218	$1,130,717	$605,554	$(2,714,097)	$1,092,700
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	—	—	141	—	—	141
Accounts payable-trade	—	2,030	25,450	31,857	—	59,337
Other payables and accruals	—	45,717	14,983	30,311	—	91,011
Due to related party	—	—	—	14,101	—	14,101
Total current liabilities	—	47,747	40,574	76,269	—	164,590
Long-term debt, net of current portion	—	350,651	1,493	76,912	—	429,056
Deferred income taxes	—	6,334	—	2,736	—	9,070
Other long-term liabilities	—	674,939	88,758	103,517	(770,222)	96,992
Total liabilities	$—	$1,079,671	$130,825	$259,434	$(770,222)	$699,708
Commitments and contingencies (note 12)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	306	—	—	—	—	306
Additional paid in capital	349,871	—	—	—	—	349,871
Member’s equity	—	497,308	1,061,621	384,946	(1,943,875)	—
Retained earnings	147,131	—	—	—	—	147,131
Accumulated other comprehensive loss	—	(3,761)	(61,729)	(73,078)	—	(138,568)
Kraton stockholders’ and member’s equity	497,308	493,547	999,892	311,868	(1,943,875)	358,740
Noncontrolling interest	—	—	—	34,252	—	34,252
Total stockholders’ and member’s equity	497,308	493,547	999,892	346,120	(1,943,875)	392,992
Total liabilities and stockholders’ and member’s equity	$497,308	$1,573,218	$1,130,717	$605,554	$(2,714,097)	$1,092,700
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING BALANCE SHEET
December 31, 2014
(In thousands, except par value)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$646	$5,881	$47,291	$—	$53,818
Receivables, net of allowances	—	553	37,266	69,613	—	107,432
Inventories of products	—	35	201,146	125,811	—	326,992
Inventories of materials and supplies	—	—	9,092	1,876	—	10,968
Other current assets	—	5,317	931	18,273	—	24,521
Total current assets	—	6,551	254,316	262,864	—	523,731
Property, plant and equipment, less accumulated depreciation	—	46,081	248,220	157,464	—	451,765
Intangible assets, less accumulated amortization	—	45,356	4,000	254	—	49,610
Investment in consolidated subsidiaries	529,701	1,382,584	—	—	(1,912,285)	—
Investment in unconsolidated joint venture	—	813	—	11,835	—	12,648
Debt issuance costs	—	4,674	1,297	1,182	—	7,153
Deferred income taxes	—	428	—	3,420	—	3,848
Other long-term assets	—	6,384	591,841	85,520	(655,623)	28,122
Total assets	$529,701	$1,492,871	$1,099,674	$522,539	$(2,567,908)	$1,076,877
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	—	—	87	—	—	87
Accounts payable-trade	—	637	30,332	41,817	—	72,786
Other payables and accruals	—	21,913	14,017	14,958	—	50,888
Due to related party	—	—	—	18,121	—	18,121
Total current liabilities	—	22,550	44,436	74,896	—	141,882
Long-term debt, net of current portion	—	350,825	960	—	—	351,785
Deferred income taxes	—	8,443	—	2,877	—	11,320
Other long-term liabilities	—	582,462	93,191	83,709	(655,623)	103,739
Total liabilities	—	964,280	138,587	161,482	(655,623)	608,726
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	318	—	—	—	—	318
Additional paid in capital	361,342	—	—	—	—	361,342
Member’s equity	—	529,701	1,030,294	352,290	(1,912,285)	—
Retained earnings	168,041	—	—	—	—	168,041
Accumulated other comprehensive income (loss)	—	(1,110)	(69,207)	(28,901)	—	(99,218)
Kraton stockholders’ and member’s equity	529,701	528,591	961,087	323,389	(1,912,285)	430,483
Noncontrolling interest	—	—	—	37,668	—	37,668
Total stockholders’ and member’s equity	529,701	528,591	961,087	361,057	(1,912,285)	468,151
Total liabilities and stockholders’ and member’s equity	$529,701	$1,492,871	$1,099,674	$522,539	$(2,567,908)	$1,076,877
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2015
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$547,884	$650,239	$(163,497)	$1,034,626
Cost of goods sold	—	14,574	453,922	500,971	(163,497)	805,970
Gross profit (loss)	—	(14,574)	93,962	149,268	—	228,656
Operating expenses
Research and development	—	6,873	4,210	19,941	—	31,024
Selling, general and administrative	—	9,895	30,383	77,030	—	117,308
Depreciation and amortization	—	22,593	28,685	10,815	—	62,093
Mergers and acquisitions	—	—	—	—	—	—
Total operating expenses	—	39,361	63,278	107,786	—	210,425
Earnings (loss) in consolidated subsidiaries	(12,529)	61,990	—	—	(49,461)	—
Earnings of unconsolidated joint venture	—	—	—	406	—	406
Interest expense (income), net	—	24,708	(115)	(370)	—	24,223
Income (loss) before income taxes	(12,529)	(16,653)	30,799	42,258	(49,461)	(5,586)
Income tax expense (benefit)	—	(4,124)	(527)	11,594	—	6,943
Consolidated net income (loss)	(12,529)	(12,529)	31,326	30,664	(49,461)	(12,529)
Net loss attributable to noncontrolling interest	—	—	—	(1,994)	—	(1,994)
Net income (loss) attributable to Kraton	$(12,529)	$(12,529)	$31,326	$32,658	$(49,461)	$(10,535)
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2014
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$626,791	$773,091	$(169,449)	$1,230,433
Cost of goods sold	—	11,146	506,932	644,737	(169,449)	993,366
Gross profit (loss)	—	(11,146)	119,859	128,354	—	237,067
Operating expenses
Research and development	—	10,997	2,666	17,707	—	31,370
Selling, general and administrative	—	10,989	400	92,820	—	104,209
Depreciation and amortization	—	22,515	29,728	13,999	—	66,242
Impairment of long-lived assets	—	1,407	3,324	—	—	4,731
Total operating expenses	—	45,908	36,118	124,526	—	206,552
Earnings in consolidated subsidiaries	1,210	81,126	—	—	(82,336)	—
Earnings of unconsolidated joint venture	—	—	—	407	—	407
Interest expense (income), net	—	24,864	(179)	(91)	—	24,594
Income (loss) before income taxes	1,210	(792)	83,920	4,326	(82,336)	6,328
Income tax expense (benefit)	—	(2,002)	550	6,570	—	5,118
Consolidated net income (loss)	$1,210	$1,210	$83,370	$(2,244)	$(82,336)	$1,210
Net loss attributable to noncontrolling interest	$—	$—	$—	$(1,209)	$—	$(1,209)
Net income (loss) attributable to Kraton	$1,210	$1,210	$83,370	$(1,035)	$(82,336)	$2,419
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
Year ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$635,456	$812,412	$(155,747)	$1,292,121
Cost of goods sold	—	1,988	511,220	708,828	(155,747)	1,066,289
Gross profit (loss)	—	(1,988)	124,236	103,584	—	225,832
Operating expenses
Research and development	—	—	17,372	14,642	—	32,014
Selling, general and administrative	—	154	73,202	32,202	—	105,558
Depreciation and amortization	—	16,317	32,049	14,816	—	63,182
Total operating expenses	—	16,471	122,623	61,660	—	200,754
Earnings (loss) in consolidated subsidiaries	(975)	58,772	—	—	(57,797)	—
Earnings of unconsolidated joint venture	—	—	—	530	—	530
Interest expense (income), net	—	43,477	(14,490)	1,483	—	30,470
Income (loss) before income taxes	(975)	(3,164)	16,103	40,971	(57,797)	(4,862)
Income tax expense (benefit)	—	(2,189)	(10,114)	8,416	—	(3,887)
Consolidated net income (loss)	(975)	(975)	26,217	32,555	(57,797)	(975)
Net loss attributable to noncontrolling interest	—	—	—	(357)	—	(357)
Net income (loss) attributable to Kraton	(975)	(975)	26,217	32,912	(57,797)	(618)
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year ended December 31, 2015
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(12,529)	$(12,529)	$31,326	$32,658	$(49,461)	$(10,535)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	32	—	(44,157)	—	(44,125)
Increase in benefit plans liability, net of tax of $0	—	(2,683)	7,478	(20)	—	4,775
Other comprehensive income (loss), net of tax	—	(2,651)	7,478	(44,177)	—	(39,350)
Comprehensive income (loss) attributable to Kraton	(12,529)	(15,180)	38,804	(11,519)	(49,461)	(49,885)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(3,416)	—	(3,416)
Consolidated comprehensive income (loss)	$(12,529)	$(15,180)	$38,804	$(14,935)	$(49,461)	$(53,301)
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Year ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(975)	$(975)	$26,217	$32,912	$(57,797)	$(618)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	(4)	—	(4,194)	—	(4,198)
Reclassification of loss on interest rate swap, net of tax of $0	—	837	—	—	—	837
Unrealized loss on net investment hedge, net of tax of $0	—	(189)	—	(301)	—	(490)
(Increase) decrease in benefit plans liability, net of tax of $10,065	—	—	17,112	(3)	—	17,109
Other comprehensive income (loss), net of tax	—	644	17,112	(4,498)	—	13,258
Comprehensive income (loss) attributable to Kraton	$(975)	$(331)	$43,329	$28,414	$(57,797)	$12,640
Comprehensive loss attributable to noncontrolling interest	$—	$—	$—	$(722)	$—	$(722)
Consolidated comprehensive income (loss)	$(975)	$(331)	$43,329	$27,692	$(57,797)	$11,918
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2015
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(12,130)	$100,146	$15,831	$—	$103,847
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	55,590	—	—	(55,590)	—
Kraton purchase of property, plant and equipment	—	(1,723)	(38,434)	(16,908)	—	(57,065)
KFPC purchase of property, plant and equipment	—	—	—	(69,105)	—	(69,105)
Purchase of software and other intangibles	—	(2,297)	(275)	—	—	(2,572)
Net cash provided by (used in) investing activities	—	51,570	(38,709)	(86,013)	(55,590)	(128,742)
Cash flows used in financing activities:
Proceeds from debt	—	—	30,000	—	—	30,000
Repayments of debt	—	—	(30,000)	—	—	(30,000)
KFPC proceeds from debt	—	—	—	80,094	—	80,094
Capital lease payments	—	—	(133)	—	—	(133)
Purchase of treasury stock	(31,899)	—	—	—	—	(31,899)
Cash contribution from member	—	(31,899)	—	—	31,899	—
Cash distribution to member	30,873	1,026	—	—	(31,899)	—
Proceeds from the exercise of stock options	1,026	—	—	—	—	1,026
Debt issuance costs	—	(1,957)	—	—	—	(1,957)
Payments on intercompany loans	—	—	(55,590)	—	55,590	—
Net cash provided by (used in) financing activities	—	(32,830)	(55,723)	80,094	55,590	47,131
Effect of exchange rate differences on cash	—	—	—	(6,005)	—	(6,005)
Net increase in cash and cash equivalents	—	6,610	5,714	3,907	—	16,231
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$7,256	$11,595	$51,198	$—	$70,049
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year ended December 31, 2014
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(8,744)	$81,969	$(43,367)	$—	$29,858
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	31,959	—	—	(31,959)	—
Kraton purchase of property, plant, and equipment	—	(1,628)	(49,210)	(15,560)	—	(66,398)
KFPC purchase of property, plant, and equipment	—	—	—	(44,277)	—	(44,277)
Purchase of software and other intangibles	—	(3,710)	—	—	—	(3,710)
Net cash provided by (used in) investing activities	—	26,621	(49,210)	(59,837)	(31,959)	(114,385)
Cash flows used in financing activities:
Proceeds from debt	—	—	39,000	—	—	39,000
Repayments of debt	—	—	(39,000)	—	—	(39,000)
Capital lease payments	—	—	(6,007)	—	—	(6,007)
Purchase of treasury stock	(19,383)	—	—	—	—	(19,383)
Cash contribution from member	—	(18,679)	(704)	—	19,383	—
Cash distribution to member	17,935	1,448	—	—	(19,383)	—
Proceeds from the exercise of stock options	1,448	—	—	—	—	1,448
Debt issuance costs	—	—	—	(485)	—	(485)
Payments on intercompany loans	—	—	(31,959)	—	31,959	—
Net cash used in financing activities	—	(17,231)	(38,670)	(485)	31,959	(24,427)
Effect of exchange rate differences on cash	—	—	—	(13,100)	—	(13,100)
Net increase (decrease) in cash and cash equivalents	—	646	(5,911)	(116,789)	—	(122,054)
Cash and cash equivalents, beginning of period	—	—	11,792	164,080	—	175,872
Cash and cash equivalents, end of period	$—	$646	$5,881	$47,291	$—	$53,818
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

KRATON PERFORMANCE POLYMERS, INC.
CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013
(In thousands)

	Kraton	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$29,662	$(46,569)	$122,363	$—	$105,456
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	68,962	—	—	(68,962)	—
Kraton purchase of property, plant, and equipment	—	—	(40,048)	(29,095)	—	(69,143)
KFPC purchase of property, plant, and equipment	—	—	—	(11,937)	—	(11,937)
Purchase of software and other intangibles	—	—	(5,125)	—	—	(5,125)
Settlement of net investment hedge	—	(2,490)	—	—	—	(2,490)
Net cash provided by (used) in investing activities	—	66,472	(45,173)	(41,032)	(68,962)	(88,695)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	40,000	—	—	40,000
Repayments of debt	—	(96,875)	(40,000)	—	—	(136,875)
Capital lease payments	—	—	(2,950)	—	—	(2,950)
Cash contribution from member	—	741	(741)	—	—	—
Cash distribution to member	(741)	—	741	—	—	—
Contribution from noncontrolling interest	—	—	—	41,630	—	41,630
Proceeds from the exercise of stock options	741	—	—	—	—	741
Debt issuance costs	—	—	(3,310)	(1,484)	—	(4,794)
Proceeds from (payments on) intercompany loans	—	—	28,891	(97,853)	68,962	—
Net cash provided by (used in) financing activities	—	(96,134)	22,631	(57,707)	68,962	(62,248)
Effect of exchange rate differences on cash	—	—	—	(1,807)	—	(1,807)
Net increase (decrease) in cash and cash equivalents	—	—	(69,111)	21,817	—	(47,294)
Cash and cash equivalents, beginning of period	—	—	80,903	142,263	—	223,166
Cash and cash equivalents, end of period	$—	$—	$11,792	$164,080	$—	$175,872
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

18. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of Kraton Performance Polymers, Inc.’s quarterly financial information for each of the four quarters ended December 31, 2015 and December 31, 2014:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(in thousands, except per share data)
2015
Revenue	$261,429	$255,908	$269,012	$248,277	$1,034,626
Gross profit	46,561	47,436	67,810	66,849	228,656
Operating income (loss)	(3,631)	602	17,151	4,109	18,231
Net income (loss) attributable to Kraton	(9,456)	(5,564)	8,446	(3,961)	(10,535)
Earnings (loss) per common share
Basic	(0.30)	(0.18)	0.27	(0.13)	(0.34)
Diluted	(0.30)	(0.18)	0.27	(0.13)	(0.34)
Weighted average common shares outstanding
Basic	31,067	30,772	30,503	29,969	30,574
Diluted	31,067	30,772	30,849	29,969	30,574
2014
Revenue	$311,656	$323,767	$318,971	$276,039	$1,230,433
Gross profit	57,073	72,080	63,824	44,090	237,067
Operating income (loss)	(1,851)	19,132	23,458	(10,224)	30,515
Net income (loss) attributable to Kraton	(7,909)	11,143	16,615	(17,430)	2,419
Earnings (loss) per common share
Basic	(0.24)	0.34	0.51	(0.54)	0.07
Diluted	(0.24)	0.33	0.50	(0.54)	0.07
Weighted average common shares outstanding
Basic	32,162	32,268	32,315	31,907	32,163
Diluted	32,162	32,777	32,600	31,907	32,483
_______________________________________

(1)
The first quarter of 2014 was negatively impacted by approximately $13.0 million of charges associated with production downtime at our Belpre, Ohio, and Berre, France, facilities and charges of approximately $9.2 million related to professional fees for the terminated combination agreement with LCY.

(2)
Results for the second quarter of 2015 were negatively impacted by approximately $13.2 million of unplanned production issues and higher turnaround costs. The second quarter of 2014 included charges of approximately $3.8 million related to professional fees for the terminated combination agreement with LCY.

(3)
The third quarter of 2015 included $5.0 million of transaction related costs, primarily associated with the Arizona Chemical Acquisition. The third quarter of 2014 included a $4.2 million benefit from a reduction in estimated transaction fees related to the terminated combination agreement with LCY and a $1.0 million benefit from an insurance recovery related to the first quarter 2014 production downtime at our Belpre, Ohio, facility and a $1.9 million tax benefit due to a reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.

(4)
The fourth quarter of 2015 included $15.0 million of transaction related costs, primarily associated with the Arizona Chemical Acquisition. The fourth quarter of 2014 included $2.3 million of restructuring and other charges and $4.7 million of impairments of long lived assets. The fourth quarter of 2014 also included approximately $1.7 million benefit from insurance recoveries and reductions in estimated expenses related to the first quarter 2014 production downtime at our Belpre, Ohio, facility.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

19. Subsequent Events
Financing Associated with the Arizona Chemical Acquisition. In connection with the Arizona Chemical Acquisition, our previously outstanding indebtedness under the 6.75% Senior Notes and the previous Senior Secured Credit Facilities were satisfied and canceled on January 6, 2016. Following is a description of the debt instruments entered into in connection with the Arizona Chemical Acquisition. See Note 3 Acquisition of Arizona Chemical to the consolidated financial statements for a further description of the Arizona Chemical Acquisition.
Senior Secured Term Loan Facility. In January 2016, Kraton Polymers LLC entered into a senior secured term loan facility in an aggregate principal amount equal to $1,350.0 million that matures on January 6, 2022 (the “Term Loan Facility”). Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio.
The Term Loan Facility was issued at a price of 97.000%. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 6.0% comprised of the 1.0% LIBOR floor plus a 5.0% applicable margin.
We are required to make scheduled quarterly payments on the Term Loan Facility of 2.5% of the original principal amount per year through the end of the last quarter of 2016 and 5.0% thereafter, with the balance expected to be due and payable in full on January 6, 2022. Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our domestic wholly-owned subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility.
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary, Kraton Polymers Capital Corporation, issued $440.0 million aggregate principal amount of 10.5% senior notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes were issued at a price of 96.225% on January 6, 2016. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton's wholly-owned domestic subsidiaries. We pay interest on the notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, with the first payment of interest due on October 15, 2016.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility which provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitments comprise at least 60.0% of the outstanding commitments under the facility.
The ABL Facility provides that we have the right at any time to request up to an aggregate of $100.0 million of additional commitments under this facility, provided that we satisfy additional conditions described in the credit agreement, and provided further that the U.S. revolver commitment comprises at least 60.0% of the commitments after giving effect to such increase. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments; provided that at no time shall there be more than four different maturity dates under the ABL Facility.

Obligations under the ABL Facility are unconditionally guaranteed by Kraton Performance Polymers, Inc. and each of our domestic wholly-owned subsidiaries including Arizona Chemical Holdings Corporation and its domestic wholly-owned subsidiaries (collectively, the “ABL U.S. Guarantors”). Certain foreign obligations under our ABL Facility, in addition to being guaranteed by the ABL U.S. Guarantors, will be unconditionally guaranteed by Kraton Polymers Nederland B.V., Kraton Polymers Holdings B.V., KP International C.V. and K.P. Global Holdings C.V. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments. Availability under the ABL Facility is limited to the lesser of the borrowing base and total commitments (less certain reserves).
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus (1) a base rate determined by reference to the prime rate of Bank of America, N.A. in the jurisdiction where the currency is being funded or (2) LIBOR for loans that bear interest based on LIBOR. The initial applicable margin for borrowings under our ABL Facility is 0.5% with respect to U.S. base rate borrowings and 1.5% with respect to LIBOR or borrowings made on a European base rate. The applicable margin ranges from 0.5% to 1.0% with respect to U.S. base rate borrowings and 1.5% to 2.0% for LIBOR or borrowings made on a European base rate per annum based on the average excess availability for the prior fiscal quarter. In addition to paying interest on outstanding principal amounts under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments at an annual rate of 0.375%.
The ABL Facility contains a financial covenant that if either (a) excess availability is less than the greater of (i) 12.5% of our borrowing base and (ii) $31,250,000 or (b) U.S. availability is less than the greater of (i) 12.5% of our borrowing base in the United States and (ii) $18,750,000, then following such event, Kraton and its restricted subsidiaries must maintain a fixed charge coverage ratio of at least 1.0 to 1.0. The ABL Facility contains certain customary events of default, including, without limitation, a failure to make payments under the facility, cross-default and cross-judgment default, certain bankruptcy events and certain change of control events. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
As of the date of this filing, $37.0 million was drawn on the ABL Facility with a remaining available borrowing capacity of $176.9 million
Belpre Compounding Unit Asset Sale. On January 29, 2016, we sold certain assets to PolyOne Corporation(“PolyOne”) in connection with the closing of our Belpre, Ohio compounding unit (the “BCU”). These assets included intellectual property, inventory, equipment and other intangible assets. Before closing, the BCU was used to manufacture HSBC and USBC based compounds. The $72.0 million purchase price, which was paid in cash at closing, was used to pay down existing indebtedness. In connection with the sale, we entered into a seven year exclusive polymer supply agreement and a compound manufacturing agreement for a transition period of up to two years with PolyOne. Following transition of the business to PolyOne, we expect to realize fixed cost savings arising from the sale of the business. The sale and related closing of the BCU are part of our strategic initiatives designed to improve our overall cost structure. Our historical compound sales have primarily been directed into personal care, protective film, general compounds for consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line.
Evaluation of Other Subsequent Events. We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no other events or transactions that would require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2015.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
Under date of February 24, 2016, we reported on the consolidated balance sheets of Kraton Performance Polymers, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II—Valuation and Qualifying Accounts and Reserves (financial statement schedule) in Kraton Performance Polymers, Inc.’s annual report on Form 10-K. This financial statement schedule is the responsibility of Kraton Performance Polymers, Inc.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Houston, Texas
February 24, 2016

KRATON PERFORMANCE POLYMERS, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2015, 2014, and 2013
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2015	$245	$31	$(32)	$244
Year ended December 31, 2014	$315	$13	$(83)	$245
Year ended December 31, 2013	$401	$6	$(92)	$315

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year ended December 31, 2015	$11,028	$171	$29	$11,228
Year ended December 31, 2014	$10,476	$339	$213	$11,028
Year ended December 31, 2013	$11,179	$(693)	$(10)	$10,476

EXHIBIT INDEX

Item 15. Exhibits
The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits
2.1
Combination Agreement by and among Kraton Performance Polymers, Inc., KPP Shelfco Limited, NY Mergerco, LLC, LCY Chemical Corp. and LCY Synthetic Rubber Corp., dated as of January 28, 2014 (incorporated by reference to Exhibit 2.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

2.2
Stock Purchase Agreement, dated as of September 27, 2015, by and among AZC Holding Company LLC, Arizona Chemical Holdings Corporation and Kraton Polymers LLC (incorporated by reference to Exhibit 2.1 to Kraton's current report on Form 8-K filed with the SEC on September 30, 2015)

3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.1 to Kraton Performance Polymers, Inc.’s Form S-3 filed with the SEC on August 25, 2015)

3.2	Bylaws of Kraton Performance Polymers, Inc. (incorporated by reference to Exhibit 3.2 to Kraton Performance Polymers, Inc.’s Form S3 filed with the SEC on August 25, 2015)

4.1
Specimen Stock Certificate of Kraton Performance Polymers, Inc.’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 10, 2009)

4.2
Indenture, dated as of February 11, 2011, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2011)

4.3
First Supplemental Indenture dated as of March 20, 2012, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2012)

4.4
Second Supplemental Indenture dated as of December 14, 2015, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.75% Senior Notes due 2019 (incorporated by reference to Exhibit 4.3 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

4.5
Indenture, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 10.5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymer, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2
Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent

10.3
Pledge and Security Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Grantors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

Exhibit No	Description of Exhibits
10.4
Amended and Restated Loan, Security and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Guarantors, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.5
Purchase Agreement, dated as of January 5, 2016, by and among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Credit Suisse Securities (USA) LLC, Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as representatives of the several initial purchasers named therein, and the Guarantors named therein

10.6
Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.7
Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (Mailiao) (incorporated by reference to Exhibit 10.4 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.8
Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.9
Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

10.10
Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of July 1, 1999, among Infineum USA LP, Shell Oil Kraton and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.11
Amendment No. 1 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 23, 2007 (incorporated by reference to Exhibit 10.69 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.12
Amendment No. 2 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.70 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on November 20, 2009)

10.13
Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.14
Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.15
Business Lease, dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005).

10.16
Amendment to the Business Lease dated March 31, 2000 between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (Wesseling) (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.17*	Lease Agreement dated as of February 28, 2007 between International Paper Company and Arizona Chemical Company (Savannah)

10.18*	Oulu Land Lease Agreement dated effective as of 30 August 1996 between Enso Oy and Forchem Oy (Oulu)

Exhibit No	Description of Exhibits
10.19*	Amendment for Land Lease Contract dated 15 February 2015 between Stora Enso Oyj and Arizona Chemical Oy (Oulu)

10.20+
Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.21+
Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28,2013)

10.22+
Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013 (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.23+
Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.24+
TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Performance Polymers, Inc.’s Form S-1/A filed with the SEC on December 2, 2009)

10.25+
Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.26+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the 2009 Equity Incentive Plan

10.27+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan

10.28+*	Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the 2009 Equity Incentive Plan

10.29+*	Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the 2009 Equity Incentive Plan

10.30+*	Form of Kraton Performance Polymers, Inc. Cash Award Agreement

10.31+
Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2012)

10.32+
First Amendment to Kraton Performance Polymers, Inc. 2013 Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

10.33+
Summary of Terms of 2015 Kraton Performance Polymers, Inc. Cash Incentive Plan (incorporated by reference to Kraton Performance Polymers, Inc.’s Current Reports on Form 8-K filed with the SEC on February 17, 2015)

10.34+
Kraton Performance Polymers, Inc. Executive Severance Program effective as of November 1, 2011 (incorporated by reference to Exhibit 10.30 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.35+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.36+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Performance Polymers, Inc.’s Form S-1 filed with the SEC on December 2, 2009)

10.37+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.38+
Executive Compensation Recoupment Policy (adopted September 11, 2013) (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit No	Description of Exhibits

21.1*	List of Significant Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from Kraton Performance Polymers, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, and 2013 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

E-4