Form 10-Q
period 2016-03-31
Kraton Performance Polymers, Inc.
filed 2016-04-29
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of April 26, 2016: 30,839,941.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements in this Quarterly Report on Form 10-Q under the headings “Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our periodic reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications and other innovations; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; expected synergies and cost savings associated with the acquisition of Arizona Chemical Holdings Corporation (now known as AZ Chem Holdings LP, “Arizona Chemical”); debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated 2016 capital expenditures, health, safety and environmental and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding the tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions for fiscal year 2016; estimates or expectations related to monomer costs, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC in future periods; the estimates and matters described under the caption “Item 2. Management's Discussion and Analysis—Results of Operations—Outlook” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Further description of these risks and uncertainties and other important factors are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission, and include, but are not limited to, risks related to:

•
failure to successfully integrate Arizona Chemical in the expected time frame, which may adversely affect our future results, including the realization of anticipated cost synergies and the incurrence of additional and/or unexpected costs in order to realize them;

•	failure to successfully achieve the expected synergies or significant delays in achieving such expected synergies in connection with the Arizona Chemical Acquisition;

•	our substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our current and future indebtedness;

•	we may incur additional indebtedness or we may pay dividends in the future, which could further exacerbate the risks associated with our substantial financial leverage;

•	our current and future debt instruments may impose significant operating and financial restrictions on us and affect our ability to access liquidity;

•	to service our indebtedness, we will require a significant amount of cash;

•	our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly;

•	conditions in the global economy and capital markets;

•	the failure of our raw materials suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire;

•	limitations in the availability of raw materials we need to produce our products in the amounts or at the prices necessary for us to effectively and profitably operate our business;

•
the promotion of the use of energy from renewable resources and similar legislation in the United States and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, reducing the availability of CTO in the amounts or prices necessary for our business;

•	significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock;

•	our reliance on LyondellBasell Industries for the provision of significant operating and other services;

•	competition from other producers of styrenic block copolymers and from producers of products that can be substituted for our products;

•	our ability to produce and commercialize technological innovations;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	the possibility that our products infringe upon the intellectual property rights of others;

•	a major failure of our information systems, which could harm our business;

•	seasonality in our business may affect our quarterly operating results;

•	the inherently hazardous nature of chemical manufacturing;

•	product liability claims and other lawsuits arising from environmental damage, personal injuries, other damages associated with chemical manufacturing or our products;

•	political, economic and local business risks in the various countries in which we operate;

•	health, safety and environmental laws, including laws that govern our employees’ exposure to chemicals deemed harmful to humans;

•	regulation of our company or our customers, which could affect the demand for our products or result in increased compliance and other costs;

•	customs, international trade, export control, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs;

•	fluctuations in currency exchange rates;

•	we may have additional tax liabilities;

•	our formation of a joint venture to expand hydrogenated styrenic block copolymers capacity in Asia;

•	our relationship with our employees;

•	loss of key personnel or our inability to attract and retain new qualified personnel;

•	the fact that we generally do not enter into long-term contracts with our customers;

•	a decrease in the fair value of our pension assets could require us to materially increase future funding requirements of the pension plan;

•	domestic or international natural disasters or terrorist attacks may disrupt our operations;

•	Delaware law and some provisions of our organizational documents that make a takeover of our company more difficult;

•	our expectation that we will not pay dividends for the foreseeable future; and

•	we are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
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

Presentation of Financial Statements
The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. (“KPPI”) and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses.
This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of KPPI, and its consolidated subsidiaries. KPPI is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Performance Polymers, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of March 31, 2016, and the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
April 28, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,378	$70,049
Receivables, net of allowances of $849 and $244	206,210	105,089
Inventories of products	347,257	264,107
Inventories of materials and supplies	17,876	12,138
Other current assets	66,077	29,956
Total current assets	715,798	481,339
Property, plant, and equipment, less accumulated depreciation of $391,918 and $382,157	878,949	517,673
Goodwill	740,150	—
Intangible assets, less accumulated amortization of $111,196 and $100,093	480,895	41,602
Investment in unconsolidated joint venture	11,724	11,628
Debt issuance costs	4,292	1,337
Deferred income taxes	7,999	3,867
Litigation receivable	95,293	—
Other long-term assets	25,134	21,789
Total assets	$2,960,234	$1,079,235
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$143	$141
Accounts payable-trade	125,048	59,337
Other payables and accruals	101,878	91,011
Due to related party	16,268	14,101
Total current liabilities	243,337	164,590
Long-term debt, net of current portion	1,750,883	415,591
Deferred income taxes	219,948	9,070
Litigation payable	95,864	—
Other long-term liabilities	143,314	96,992
Total liabilities	2,453,346	686,243
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 30,840 shares issued and outstanding at March 31, 2016; 30,569 shares issued and outstanding at December 31, 2015	308	306
Additional paid in capital	352,167	349,871
Retained earnings	235,218	147,131
Accumulated other comprehensive loss	(115,261)	(138,568)
Total Kraton stockholders' equity	472,432	358,740
Noncontrolling interest	34,456	34,252
Total equity	506,888	392,992
Total liabilities and equity	$2,960,234	$1,079,235

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue	$419,923	$261,429
Cost of goods sold	326,105	214,868
Gross profit	93,818	46,561
Operating expenses:
Research and development	10,576	7,947
Selling, general, and administrative	49,862	26,949
Depreciation and amortization	30,154	15,296
Total operating income (loss)	3,226	(3,631)
Gain on sale of assets	45,251	—
Loss on extinguishment of debt	(13,423)	—
Earnings of unconsolidated joint venture	78	76
Interest expense, net	(33,838)	(6,120)
Income (loss) before income taxes	1,294	(9,675)
Income tax benefit (expense)	86,251	(66)
Consolidated net income (loss)	87,545	(9,741)
Net loss attributable to noncontrolling interest	542	285
Net income (loss) attributable to Kraton	$88,087	$(9,456)
Earnings (loss) per common share:
Basic	$2.87	$(0.30)
Diluted	$2.84	$(0.30)
Weighted average common shares outstanding:
Basic	30,026	31,067
Diluted	30,289	31,067

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
Net income (loss) attributable to Kraton	$88,087	$(9,456)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	25,567	(33,084)
Unrealized loss on cash flow hedges, net of tax benefit of $1,000	(2,260)	—
Other comprehensive income (loss), net of tax	23,307	(33,084)
Comprehensive income (loss) attributable to Kraton	111,394	(42,540)
Comprehensive income attributable to noncontrolling interest	204	93
Consolidated comprehensive income (loss)	$111,598	$(42,447)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(9,456)	—	(9,456)	(285)	(9,741)
Other comprehensive income (loss)	—	—	—	(33,084)	(33,084)	378	(32,706)
Retired treasury stock from employee tax withholdings	—	(548)	—	—	(548)	—	(548)
Retired treasury stock from share repurchases	(7)	(8,937)	(3,937)	—	(12,881)	—	(12,881)
Exercise of stock options	—	181	—	—	181	—	181
Non-cash compensation related to equity awards	3	2,606	—	—	2,609	—	2,609
Balance at March 31, 2015	$314	$354,644	$154,648	$(132,302)	$377,304	$37,761	$415,065

Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	88,087	—	88,087	(542)	87,545
Other comprehensive income	—	—	—	23,307	23,307	746	24,053
Retired treasury stock from employee tax withholdings	(1)	(953)	—	—	(954)	—	(954)
Exercise of stock options	—	169	—	—	169	—	169
Non-cash compensation related to equity awards	3	3,080	—	—	3,083	—	3,083
Balance at March 31, 2016	$308	$352,167	$235,218	$(115,261)	$472,432	$34,456	$506,888

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$87,545	$(9,741)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,154	15,296
Amortization of debt premium and original issue discount	1,655	(42)
Amortization of debt issuance costs	1,959	551
Loss on disposal of property, plant, and equipment	82	17
Gain on sale of assets	(45,251)	—
Loss on extinguishment of debt	13,423	—
Earnings from unconsolidated joint venture, net of dividends received	369	287
Deferred income tax benefit	(2,643)	(2,254)
Release of valuation allowance	(86,631)	—
Share-based compensation	3,083	2,609
Decrease (increase) in:
Accounts receivable	(15,551)	(20,464)
Inventories of products, materials, and supplies	26,478	35,361
Other assets	(10,393)	177
Increase (decrease) in:
Accounts payable-trade	(10,272)	(16,958)
Other payables and accruals	(27,952)	(7,091)
Other long-term liabilities	6,176	(1,688)
Due to related party	1,154	(2,557)
Net cash used in operating activities	(26,615)	(6,497)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(18,502)	(14,725)
KFPC purchase of property, plant, and equipment	(8,325)	(15,968)
Purchase of software and other intangibles	(352)	(541)
Acquisition, net of cash acquired	(1,317,252)	—
Sale of assets	72,000	—
Net cash used in investing activities	(1,272,431)	(31,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,782,965	25,000
Repayments of debt	(430,133)	(5,000)
KFPC proceeds from debt	12,100	19,977
Capital lease payments	(35)	(32)
Purchase of treasury stock	(954)	(13,429)
Proceeds from the exercise of stock options	169	181
Settlement of interest rate swap	(5,155)	—
Debt issuance costs	(57,116)	—
Net cash provided by financing activities	1,301,841	26,697
Effect of exchange rate differences on cash	5,534	(2,993)
Net increase (decrease) in cash and cash equivalents	8,329	(14,027)
Cash and cash equivalents, beginning of period	70,049	53,818
Cash and cash equivalents, end of period	$78,378	$39,791
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$3,792	$1,963
Cash paid during the period for interest, net of capitalized interest	$19,690	$11,183
Capitalized interest	$797	$1,016
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$15,121	$3,410
Asset acquired through capital lease	$—	$681

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Description of our Business. We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”) and other engineered polymers. Effective with the January 6, 2016 acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”), we are now also a leading global producer of value-added specialty products primarily derived from pine wood pulping co-products. The operating results of Arizona Chemical have been included in these financial statements since January 6, 2016, the date of the Arizona Chemical Acquisition.
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We also sell isoprene rubber (“IR”) and isoprene rubber latex (“IRL”) which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
Following the Arizona Chemical Acquisition, we also refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), into value-added specialty chemicals. Our pine-based specialty products are sold into adhesive, road and construction, and tire markets, and we produce and sell a broad range of chemical intermediates into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
References in this document to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses, except for historical financial information prior to the January 6, 2016 Arizona Chemical Acquisition.
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarkings, roofing and construction applications. In particular, sales volumes into these applications generally rise in the warmer months and generally decline during the colder months, or during abnormally wet seasons.
Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation, and Significant Accounting Policies in our most recent Annual Report on Form 10-K. In connection with the Arizona Chemical Acquisition, we updated our accounting policies as follows.
Goodwill and Other Intangible Assets. We record goodwill when the purchase price of an acquired business exceeds the fair value of the net identifiable assets acquired. Goodwill and intangible assets are allocated to the reporting unit level based on the estimated fair value at the date of the Arizona Chemical Acquisition.
Goodwill and other indefinite-lived intangible assets are tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. The impairment test includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimated fair values. If the carrying value exceeds the estimated fair value, an impairment charge is recognized in the period in which the review is performed.
There have been no other changes to the accounting policies as disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.

Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant items subject to such estimates and assumptions include

•	the useful lives of long-lived assets;

•	estimates of fair value for assets acquired and liabilities assumed in purchase business combinations;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, inventory, investments, and share-based compensation; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.
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
We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our expected ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. If we fail to achieve our operating income targets, we may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax benefit (expense) and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods.

2. New Accounting Pronouncements
Adoption of Accounting Standards
We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.
New Accounting Standards
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard changes the consolidation analysis currently required under U.S. generally accepted accounting principles ("GAAP"). This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We adopted this standard in the first quarter of 2016 and there was no material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard in the first quarter of 2016. As a result of retrospective application, the adoption of this standard resulted in reductions of approximately $1.3 million, $12.1 million, and $13.5 million of other current assets, debt issuance costs, and long-term debt, respectively, as of December 31, 2015. Furthermore, we had a material change in debt issuance costs in association with the financing for the Arizona Chemical Acquisition in the first quarter of 2016. See Note 8 Long Term Debt for further information about debt issuance costs as of March 31, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This includes recording in the reporting period the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard in the first quarter of 2016 and will consider the impact of such guidance on our recording of the Arizona Chemical Acquisition. See Note 3 Acquisition of Arizona Chemical for further information about the measurement period for this acquisition.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We have evaluated this standard and we do not expect there to be a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires that an entity must recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817). The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); (7) intrinsic value (nonpublic only). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.

3. Acquisition of Arizona Chemical
On January 6, 2016, we acquired all of the capital stock of Arizona Chemical, a leading global producer of specialty chemicals and other products primarily derived from pine wood pulping co-products. Arizona Chemical refines and further upgrades two primary feedstocks, CTO and CST, into value-added specialty chemicals. These pine-based specialty chemicals are sold into adhesive, road and construction, tires, and into a broad range of chemical intermediates into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
We believe that the Arizona Chemical Acquisition extends our technology and market diversification, creates a more robust platform for growth, and enhances our opportunities to deepen our customer relationships by expanding our presence in our core markets. Arizona Chemical’s end use market exposure is highly complementary with that of Kraton, particularly in markets such as adhesives, roads and construction, coatings, and oilfield chemicals. In addition, the renewable nature of Arizona Chemical’s product and technology offerings reduces our overall exposure to hydrocarbon-based feedstocks.

We acquired Arizona Chemical for a preliminary cash purchase price of $1,367.1 million, which is subject to adjustment based on a final assessment of cash, indebtedness, working capital, and other items as of the closing date. The $1,367.1 million purchase price for the Arizona Chemical Acquisition, the cash tender offer and redemption of all outstanding 6.75% senior notes due 2019, and the related acquisition and financing expenses for the Arizona Chemical Acquisition were funded through the following transactions:

•	A $1,350.0 million six-year senior secured first lien term loan facility,

•	A private offering of $440.0 million in aggregate principal amount of 10.5% senior notes due 2023, and

•	An amended and restated $250.0 million five-year asset-based revolving credit facility.
Our previously outstanding indebtedness under the 6.75% senior notes due 2019 and the former senior secured credit facilities were satisfied and canceled on January 6, 2016. See Note 8 Long-Term Debt to the Condensed Consolidated Financial Statements for a further description of the debt issued to finance the Arizona Chemical Acquisition.
We have accounted for the Arizona Chemical Acquisition using the purchase method of accounting for business combinations. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Following the close of the Arizona Chemical Acquisition, the operating results of Arizona Chemical are reported as a separate operating segment, “Chemical segment”. See Note 13 Industry Segments and Foreign Operations for further information.
For the three months ended March 31, 2016, we recognized $6.7 million of transaction-related costs which are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary purchase price allocation for the Arizona Chemical Acquisition. This allocation is based on management’s estimates, judgments and assumptions which are subject to change upon final valuation and should be treated as preliminary values. We have not finalized the allocation of the purchase consideration to the estimated fair value of (1) property, plant, and equipment; (2) intangible assets; (3) deferred income taxes and uncertain tax positions, and we are continuing to review all of the working capital acquired.

	Weighted Average Amortization Period	Fair Value
		(In thousands)
Cash		$49,835
Inventories (1)		121,728
Litigation asset		94,204
Accounts receivable and other current assets		118,394
Property, plant and equipment		354,832
Intangible assets: (2)	13.8 years
Contractual Agreements	12 years	190,400
Customer Relationships	17 years	105,000
Technology	16 years	100,000
Trade Name	10 years	50,000
Goodwill		739,524
Other long-term assets		3,662

Current liabilities		(115,542)
Income tax liabilities		(303,847)
Leases		(422)
Other long-term liabilities		(140,681)
Purchase price		1,367,087

Cash		49,835
Purchase price, net of cash acquired		$1,317,252
_______________________

(1)
An adjustment of approximately $24.7 million was recorded to reflect Arizona Chemical's inventories at fair value and increased cost of sales by the same amount for the three months ended March 31, 2016.

(2)
Aggregate amortization expense was approximately $8.4 million from January 6, 2016 through March 31, 2016. Estimated amortization expense 2016—$33.5 million; 2017—$33.5 million; 2018—$33.3 million; 2019—$33.3 million; and 2020—$33.3 million.

Goodwill has been calculated as the excess of the consideration transferred over the net assets acquired, and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. See Note 13 Industry Segments and Foreign Operations for further information regarding our reportable segments. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
In connection with the Arizona Chemical Acquisition, we are continuing to evaluate the option to apply pushdown accounting, which would result in recording the various assets acquired and liabilities assumed at their fair value at the date of the Arizona Chemical Acquisition in each domestic and foreign legal entity of Arizona Chemical for financial reporting purposes.
The fair value of acquired identifiable intangible assets was determined using the “income approach” on an individual project basis. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations, and operating cost estimates, when appropriate. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. The fair value measurements of the assets acquired and liabilities assumed were based on valuations involving significant unobservable inputs, or Level 3 in the fair value hierarchy.
The purchase price of Arizona Chemical exceeded the net acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Cash flows used to determine the purchase price included strategic and synergistic benefits specific to the Company, which resulted in a purchase price in excess of the fair value of identifiable net assets. The purchase price also included the fair values of other assets that were not identifiable, not separately recognizable under accounting rules (e.g., assembled workforce) or of immaterial value in addition to a going-concern element that represents the Company's ability to earn a higher rate of return on the group of assets than would be expected on the separate assets as determined during the valuation process.
Arizona Chemical contributed revenue and a net loss of $176.9 million and $6.3 million, respectively, to the consolidated operating results of Kraton for the period from January 6, 2016 through March 31, 2016. The following unaudited pro forma information presents consolidated information as if the Arizona Chemical Acquisition had occurred on January 1, 2015:

	Unaudited Pro Forma Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue	$419,923	$465,417
Net income (loss) attributable to Kraton	$112,151	$(37,303)
Earnings per share
Basic	$3.65	$(1.18)
Diluted	$3.62	$(1.18)
The unaudited pro forma information presented above is for information purposes only and is not necessarily indicative of the operating results that would have occurred had the Arizona Chemical Acquisition been consummated at the beginning of the period, nor is it necessarily indicative of future operating results. The unaudited pro forma amounts above have been calculated after applying Kraton's accounting policies and adjusting the Arizona Chemical results to reflect (1) the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied from January 1, 2015; (2) the elimination of historical interest expense for Arizona Chemical as this debt was paid off by the previous owners; (3) the additional interest expense resulting from the debt issued to fund the Arizona Chemical Acquisition; (4) the elimination of transaction-related costs; (5) the effect of purchase price accounting on inventory valuation; and (6) an adjustment to tax-effect the aforementioned unaudited pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdiction to which the above adjustments relate. The unaudited pro forma amounts do not include any potential synergies, cost savings or other expected benefits of the Arizona Chemical Acquisition.

4. Belpre Compounding Unit Asset Sale
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”). The BCU is used to manufacture HSBC and USBC based compounds. The $72.0 million purchase price, subject to a working capital adjustment, which was paid in cash at closing, was used to pay down existing indebtedness. We recognized a gain on the sale of BCU of $45.3 million during the three months ended March 31, 2016. In connection with the sale, we entered into a seven year exclusive polymer supply agreement and a compound manufacturing agreement for a transition period of up to two years with the purchaser of the BCU. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line.

5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, “Compensation—Stock Compensation.” Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $3.1 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

6. Detail of Certain Balance Sheet Accounts

	March 31, 2016	December 31, 2015
	(In thousands)
Inventories of products:
Finished products	$258,272	$211,273
Work in progress	4,359	4,501
Raw materials	84,626	48,333
Total inventories of products	$347,257	$264,107

Intangible assets:
Contractual agreements	$190,400	$—
Technology	145,355	45,553
Customer relationships	140,145	35,145
Tradenames/trademarks	76,800	26,562
Software	39,391	34,435
Intangible assets	592,091	141,695
Less accumulated amortization:
Contractual agreements	$3,793	$—
Technology	38,066	35,833
Customer relationships	30,213	28,170
Tradenames/trademarks	20,442	18,819
Software	18,682	17,271
Total accumulated amortization	111,196	100,093
Intangible assets, net of accumulated amortization	$480,895	$41,602

Other payables and accruals:
Employee related	$24,929	$23,850
Interest payable	18,069	8,004
Arizona Chemical transaction accrual	—	18,267
Property, plant, and equipment accruals	12,824	16,142
Other	46,056	24,748
Total other payables and accruals	$101,878	$91,011

Other long-term liabilities:
Pension and other postretirement benefits	$120,662	$85,997
Other	22,652	10,995
Total other long-term liabilities	$143,314	$96,992

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Loss on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
Balance at December 31, 2014	$(21,870)	$—	$(1,926)	$(75,422)	$(99,218)
Other comprehensive loss before reclassifications	(33,084)		—	—	(33,084)
Amounts reclassified from accumulated other comprehensive loss	—		—	—	—
Net other comprehensive loss for the year	(33,084)	—	—	—	(33,084)
Balance at March 31, 2015	(54,954)	—	(1,926)	(75,422)	(132,302)

Balance at December 31, 2015	(65,995)	—	(1,926)	(70,647)	(138,568)
Other comprehensive income (loss) before reclassifications	25,567	(2,260)	—	—	23,307
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	25,567	(2,260)	—	—	23,307
Balance at March 31, 2016	$(40,428)	$(2,260)	$(1,926)	$(70,647)	$(115,261)

7. Earnings Per Share (“EPS”)
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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 683,871 and 536,790 for the three months ended March 31, 2016 and 2015, respectively. We withheld shares of restricted stock of 54,985 and 27,028 for the three months ended March 31, 2016 and 2015, respectively, to satisfy employee payroll tax withholding requirements. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.
The computation of diluted EPS includes weighted average restricted share units of 183,958 for the three months ended March 31, 2016 and excludes weighted average restricted share units of 112,594 three months ended March 31, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for the period.
The computation of diluted EPS includes weighted average performance share units of 32,498 for the three months ended March 31, 2016 and excludes weighted average performance share units of 35,732 for the three months ended March 31, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for the period. In addition, the computation of diluted earnings per share also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 525,978 and 281,605 for the three months ended March 31, 2016 and 2015, respectively.
The computation of diluted EPS includes stock options added under the treasury method of 46,721 for the three months ended March 31, 2016 and excludes the effect of the potential exercise of stock options that are anti-dilutive of 1,591,970 for the three months ended March 31, 20152015.

The calculations of basic and diluted EPS are as follows:

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)			(In thousands, except per share data)
Basic:
As reported	$88,087	30,710		$(9,456)	31,604
Amounts allocated to unvested restricted shares	(1,962)	(684)		161	(537)
Amounts available to common stockholders	86,125	30,026	$2.87	(9,295)	31,067	$(0.30)
Diluted:
Amounts allocated to unvested restricted shares	1,962	684		(161)	537
Non participating share units	—	216		—	—
Stock options added under the treasury stock method	—	47		—	—
Amounts reallocated to unvested restricted shares	(1,945)	(684)		161	(537)
Amounts available to stockholders and assumed conversions	$86,142	30,289	$2.84	$(9,295)	31,067	$(0.30)

8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2016				December 31, 2015
	(In thousands)
	Principal	Discount	Debt Issuance Costs	Total	Principal	Premium	Debt Issuance Costs (1)	Total
Term Loan	$1,278,000	$(38,874)	$(35,848)	$1,203,278	$—	$—	$(6,000)	$(6,000)
10.5% Senior Notes	440,000	(16,581)	(18,009)	405,410	—	—	(2,819)	(2,819)
6.75% Senior Notes	—	—	—	—	350,000	651	(4,268)	346,383
ABL Facility	50,000	—	—	50,000	—	—	—	—
KFPC Loan Agreement	91,064	—	(325)	90,739	76,912	—	(378)	76,534
Capital lease obligation	1,599	—	—	1,599	1,634	—	—	1,634
Total debt	1,860,663	(55,455)	(54,182)	1,751,026	428,546	651	(13,465)	415,732
Less current portion of total debt	143	—	—	143	141	—	—	141
Long-term debt	$1,860,520	$(55,455)	$(54,182)	$1,750,883	$428,405	$651	$(13,465)	$415,591

____________________________________________________
(1) Prior to the adoption of ASU No. 2015-03, debt issuance costs of $1.3 million and $12.1 million were previously recorded in other current assets and debt issuance costs, respectively in the Consolidated Balance Sheet as of December 31, 2015.
Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In conjunction with the closing of the Arizona Chemical Acquisition on January 6, 2016, we amended and restated our asset-based revolving credit facility (“ABL Facility”) and the debt issuance costs associated with these efforts were recorded within other current assets and debt issuance costs in the accompanying Condensed Consolidated Balance Sheets. We deferred $61.1 million of debt issuance costs related to the debt financing in conjunction with the Arizona Chemical Acquisition, of which $8.8 million was deferred in the fourth quarter of 2015, $1.7 million was carried over from our previous debt issuance costs and $50.5 million was deferred during the three months ended March 31, 2016. We had net debt issuance cost of $59.6 million as of March 31, 2016, of which $5.4 million related to our ABL Facility is recorded as an asset (of which $1.1 million was included in other current assets) and $54.2 million is recorded as a reduction to long-term debt. We amortized $1.5 million related to the debt issuance costs included in long-term debt and $0.3 million related to the ABL Facility during the three months ended March 31, 2016.
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
The Term Loan Facility was issued at a price of 97.0%. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 6.0% comprised of the 1.0% LIBOR floor plus a 5.0% applicable margin.
We are required to make scheduled quarterly payments on the Term Loan Facility of 2.5% of the original principal amount per year through the end of the last quarter of 2016 and 5.0% thereafter, with the balance expected to be due and payable in full on January 6, 2022. Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of our Belpre, Ohio, compounding unit (the “BCU”) was used to pay down existing indebtedness under the Term Loan Facility. As a result our next scheduled principal payment is not due until the third quarter of 2017.
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes were issued at a price of 96.225% on January 6, 2016. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. We pay interest on the notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, with the first interest payment due on October 15, 2016. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. After October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated ABL Facility which provides financing of up to $250.0 million. We had $50.0 million drawn under this facility as of March 31, 2016. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the facility.
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
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus (1) a base rate determined by reference to the prime rate of Bank of America, N.A. in the jurisdiction where the currency is being funded or (2) LIBOR for loans that bear interest based on LIBOR. The initial applicable margin for borrowings under the ABL Facility is 0.5% with respect to U.S. base rate borrowings and 1.5% with respect to LIBOR or borrowings made on a European base rate. The applicable margin ranges from 0.5% to 1.0% with respect to U.S. base rate borrowings and 1.5% to 2.0% for LIBOR or borrowings made on a European base rate per annum based on the average excess availability for the prior fiscal quarter. In addition to paying interest on outstanding principal amounts under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments at an annual rate of 0.375%.
The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABLfacility is below a specified amount. Our failure to comply with this financial covenant would give rise to a default under the ABL Facility. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the ABL facility, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the ABL Facility at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the ABL Facility may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay the ABL Facility, our inability to meet the covenants or other provisions of the ABL Facility would constitute an event of default, which would permit the bank lenders to accelerate the ABL Facility. Such acceleration may in turn constitute an event of default under the Term Loan Facility, 10.5% Senior Notes or other indebtedness. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $170.9 million (converted at the March 31, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $133.3 million (converted at the March 31, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $37.7 million (converted at the March 31, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2016, NTD 2.9 billion, or $91.1 million (converted at the March 31, 2016 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three months ended March 31, 2016, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.80%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing at the end of the year of 2016, which will increase to 5.0 to 1.0 at the end of the year of 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2016, are as follows:

Principal Payments
(In thousands)
March 31:
2016	$143
2017	64,490
2018	85,874
2019	122,310
2020	67,682
Thereafter	1,520,164
Total debt	$1,860,663
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$36	$—	$36	$—
Retirement plan asset – current	Other current assets	272	272	—	—
Retirement plan asset – noncurrent	Other long-term assets	1,846	1,846	—	—
Derivative liability – current	Other current liability	(218)	—	(218)	—
Derivative liability – noncurrent	Other long-term liability	(3,104)	—	(3,104)	—
Total		$(1,168)	$2,118	$(3,286)	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	1,636	1,636	—	—
Total		$1,908	$1,908	$—	$—
The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Term Loan (significant other observable inputs – level 2)	$1,278,000	$1,212,503	$—	$—
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$419,100	$—	$—
6.75% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$350,000	$350,000
ABL Facility (quoted prices in active market for identical assets – level 1)	$50,000	$50,000	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$1,599	$1,599	$1,634	$1,634

Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
On February 18, 2016, we entered into a series of interest rate swap agreements in an effort to convert a substantial portion of our future interest payments pursuant to the Term Loan Facility to a fixed interest rate. On February 18, 2016, we entered into two interest rate swaps, each with a notional value of $323.9 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We entered into two more interest rate swaps on March 21, 2016, each with a notional value of $138.8 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We recorded an unrealized loss of $3.1 million in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreement for the three months ended March 31, 2016.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended March 31, 2016 and 2015, we settled these hedges and recorded a gain of $2.1 million and a loss of $3.9 million, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
On January 6, 2016, we acquired several foreign currency forward contracts from Arizona Chemical, which are used to manage future cash flows with respect to exchange rate fluctuations. One of our subsidiaries, Arizona Chemical BV, a Netherlands based entity with a Euro functional currency, is a party to foreign currency forward contracts to purchase Swedish Krona and United States Dollars to hedge certain intercompany foreign exchange exposures. We have designated both of these forward contracts as a cash flow hedge. These contracts were entered into on various dates beginning in October 2015 through January 6, 2016 with various maturity dates from January 2016 through December 2016. The notional amount of these contracts was EUR 13.3 million or $15.2 million (converted at the March 31, 2016 exchange rate). We recorded an unrealized loss of $0.2 million in accumulated other comprehensive income (loss) related to the effective portion of these forward contracts for the three months ended March 31, 2016.
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

10. Income Taxes
Income tax benefit (expense) was $86.3 million and $(0.1) million during the three months ended March 31, 2016 and 2015, respectively. Given the level of our pre-tax income during the three months ended March 31, 2016 and the release of a significant portion of our valuation allowances (as further discussed below), our effective tax rate for the three months ended March 31, 2016 is not as meaningful. Our effective tax rate for the three months ended March 31, 2015 was 0.7%. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended March 31, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the three months ended March 31, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended March 31,
	2016	2015
Income taxes at the statutory rate	$453	$(3,386)
State taxes, net of federal benefit	41	(63)
Foreign tax rate differential	(1,229)	328
Permanent differences	925	543
Uncertain tax positions	295	152
Valuation allowance	(86,732)	2,605
Other	(4)	(113)
Income tax expense (benefit)	$(86,251)	$66

	Three Months Ended March 31,
	2016	2015
Income taxes at the statutory rate	35.0%	35.0%
State taxes, net of federal benefit	3.2	0.7
Foreign tax rate differential	(95.0)	(3.4)
Permanent differences	71.5	(5.6)
Uncertain tax positions	22.8	(1.6)
Valuation allowance	(6,702.9)	(26.9)
Other	(0.1)	2.5
Effective tax rate	(6,665.5)%	0.7%
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015, we had recorded a valuation allowance of $44.6 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. As part of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. During the three months ended March 31, 2016, we reversed $86.6 million of the valuation allowances recorded against our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. We increased our valuation allowances by $1.0 million for the three months ended March 31, 2015, which included $2.6 million related to current period net operating losses, partially offset by a $1.6 million decrease related to changes in other comprehensive income (loss).
In purchase accounting, we have recorded $63.0 million of deferred taxes on the U.S. parent’s inside basis differences of the acquired foreign assets of Arizona Chemcial.

As of March 31, 2016 and December 31, 2015, we had total unrecognized tax benefits of $13.4 million and $4.3 million, respectively, related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2016, we recorded an increase of $9.1 million primarily related to assumed uncertain tax positions in the United States in connection with the Arizona Chemical Acquisition. During the three months ended March 31, 2015, we recorded a decrease of $0.3 million in Europe for our Polymer segment. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions resulting in unrecognized tax benefits will significantly increase or decrease within one year; however, we are continuing to evaluate the uncertain tax positions assumed in connection with the Arizona Chemical Acquisition.
We file income tax returns in the U.S. federal, state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year ended December 31, 2003. As a result of net operating loss carryforwards from 2004, the statute of limitations remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.

11. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at March 31, 2016 are as follows: 2016—$23.7 million; 2017—$22.2 million; 2018—$16.6 million; 2019—$14.8 million; 2020—$12.5 million; and 2021 and thereafter—$15.4 million.
(b) Legal Proceedings
In connection with the closing of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for an open legal proceeding related to a claim from a former customer of Arizona Chemical. On March 21, 2011, Arizona Chemical received a claim from this former customer relating to an alleged breach of warranty and breach of contract regarding delivery of resin products during the period from 2005 through 2009. In March 2014, the jury returned a verdict against Arizona Chemical for $70.1 million. In addition, the trial court entered two separate judgments against Arizona Chemical in April 2015 for attorneys’ costs and interest totaling $25.2 million. Arizona Chemical has filed appeals with the Florida First District Court of Appeal to dispute all three judgments. These claims are covered by insurance and we expect the insurance company to reimburse us for the full amount of any judgments that are upheld on appeal, which is the $95.3 million litigation receivable recorded as of March 31, 2016.
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $1.7 million (converted at the March 31, 2016 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liabilities are as follows:

	Three months ended March 31,
	2016	2015
	(In thousands)
Beginning balance	$10,078	$10,394
Obligations assumed in Arizona Chemical Acquisition	1,908	—
Accretion expense	112	104
Obligations settled	(1,021)	—
Foreign currency translation, net	190	(439)
Ending Balance	$11,267	$10,059
We assumed $1.9 million of an ARO liability from Arizona Chemical as of January 6, 2016 associated with the demolition and decommissioning of manufacturing facility assets. For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a $3.7 million and $3.5 million receivable from Shell Chemicals as of March 31, 2016 and 2015, respectively, pursuant to the indemnity included in the February 2001 separation agreement.
(c) Environmental Obligations.
In connection with the Arizona Chemical Acquisition, we assumed environmental obligations of $3.5 million associated with a CTO spill in Soderhamn, Sweden, and recorded a receivable of $3.5 million resulting from an indemnification agreement with International Paper, Arizona Chemical's former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

12. Employee Benefits
Retirement Plans.
The components of net periodic benefit costs related to pension benefits are as follows:

	Three months ended March 31,
	2016		2015
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$932	$521	$930	$—
Interest cost	1,847	793	1,613	—
Expected return on plan assets	(2,335)	(920)	(2,130)	—
Amortization of prior service cost	763	6	1,110	—
Net periodic benefit cost	$1,207	$400	$1,523	$—
We made contributions of $2.9 million to our pension plans in the three months ended March 31, 2016. We made no contributions to our pension plans in the three months ended March 31, 2015.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three months ended March 31,
	2016	2015
	U.S Plans	U.S Plans
	(In thousands)
Service cost	$143	$163
Interest cost	335	320
Amortization of prior service cost	132	200
Net periodic benefit cost	$610	$683

13. Industry Segments and Foreign Operations
Historically, we have reported one segment for the manufacturing and marketing of engineered polymers. Commensurate with the acquisition on January 6, 2016, Arizona Chemical will be a separate operating segment with our operations managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment's operating results in order to allocate resources and in assessing the company's performance. In accordance with ASC 280, “Segment Reporting,” we have presented operating income (loss) for each segment. The following table summarizes our operating results by segment. We currently do not have sales between segments.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(In thousands)
	Polymer	Chemical (1)	Total	Polymer	Chemical	Total
Revenue	$243,043	$176,880	$419,923	$261,429	$—	$261,429
Cost of goods sold	177,518	148,587	326,105	214,868	—	214,868
Gross Profit	65,525	28,293	93,818	46,561	—	46,561
Operating expenses:
Research and development	7,852	2,724	10,576	7,947	—	7,947
Selling, general, and administrative	29,135	20,727	49,862	26,949	—	26,949
Depreciation and amortization	14,592	15,562	30,154	15,296	—	15,296
Operating income (loss)	$13,946	$(10,720)	3,226	$(3,631)	$—	(3,631)
Gain on sale of assets			45,251			—
Loss on extinguishment of debt			(13,423)			—
Earnings of unconsolidated joint venture			78			76
Interest expense, net			(33,838)			(6,120)
Income (loss) before income taxes			$1,294			$(9,675)
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories, and $9.6 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

The following table presents long-lived assets including goodwill and total assets.

	March 31, 2016			December 31, 2015
	(In thousands)
	Polymer	Chemical	Total	Polymer	Chemical	Total
Property, plant, and equipment, net	$522,685	$356,264	$878,949	$517,673	$—	$517,673
Investment in unconsolidated joint venture	$11,724	$—	$11,724	$11,628	$—	$11,628
Goodwill	$—	$740,150	$740,150	$—	$—	$—
Total assets	$1,053,007	$1,907,227	$2,960,234	$1,079,235	$—	$1,079,235
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three months ended March 31,
	2016	2015
	(In thousands)
Revenue:
United States	$163,044	$83,702
Germany	41,121	30,676
All other countries	215,758	147,051
	$419,923	$261,429
Following is a summary of long-lived assets by geographic region:

	March 31, 2016	December 31, 2015
	(In thousands)
Long-lived assets, at cost:
United States	$758,870	$497,653
Taiwan	144,100	135,410
France	122,349	112,767
Germany	63,948	56,292
Brazil	61,641	56,344
All other countries	119,959	41,364
	$1,270,867	$899,830

Our capital expenditures for the Polymer segment were $8.0 million and $14.7 million during the three months ended March 31, 2016 and 2015, respectively, and capital expenditures for our Chemical segment were $10.5 million during the three months ended March 31, 2016.

14. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the Condensed Consolidated Balance Sheets is related to this joint venture and the purchases from the joint venture amounted to $7.7 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended March 31, 2016. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

In 2015, one of our board members was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio facility. Our total purchases from Jacobs during the three months ended March 31, 2016 were $2.7 million and our outstanding payable was $0.5 million as of March 31, 2016.

15. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of eighty percent of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest which provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity; and therefore, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2016 and December 31, 2015 for KFPC before intercompany eliminations. See Note 8 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	March 31, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$10,515	$9,315
Other current assets	8,475	6,922
Property, plant, and equipment	143,886	135,230
Intangible assets	9,409	9,203
Other long-term assets	1,416	1,424
Total assets	$173,701	$162,094

Current liabilities	$14,050	$17,057
Long-term debt	90,739	76,534
Total liabilities	$104,789	$93,591

16. Supplemental Guarantor Information
Kraton Polymers LLC and its wholly-owned financing subsidiary, Kraton Polymers Capital Corporation (together, the “Issuers”, issued $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes are general unsecured, senior obligations of the Issuers and are unconditionally guaranteed on a senior unsecured basis by KPPI and each of its wholly-owned domestic subsidiaries, excluding the Issuers. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016
(Unaudited)
(In thousands, except par value)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$142	$1,690	$76,546	$—	$78,378
Receivables, net of allowances	—	3,072	94,978	108,160	—	206,210
Inventories of products	—	(4,942)	179,894	172,305	—	347,257
Inventories of materials and supplies	—	—	12,288	5,588	—	17,876
Other current assets	—	7,293	26,790	31,994	—	66,077
Total current assets	—	5,565	315,640	394,593	—	715,798
Property, plant, and equipment, less accumulated depreciation	—	33,287	521,137	324,525	—	878,949
Goodwill	—	—	725,945	14,205	—	740,150
Intangible assets, less accumulated amortization	—	36,386	410,499	34,010	—	480,895
Investment in consolidated subsidiaries	587,693	2,864,236	(107,806)	107,806	(3,451,929)	—
Investment in unconsolidated joint venture	—	813	—	10,911	—	11,724
Debt issuance costs	—	—	4,292	—	—	4,292
Deferred income taxes	—	321	(21)	7,699	—	7,999
Litigation asset	—	—	95,293	—	—	95,293
Other long-term assets	—	35,746	23,964	127,775	(162,351)	25,134
Total assets	$587,693	$2,976,354	$1,988,943	$1,021,524	$(3,614,280)	$2,960,234
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$143	$—	$—	$143
Accounts payable-trade	—	2,597	64,059	58,392	—	125,048
Other payables and accruals	—	24,443	34,069	43,366	—	101,878
Due to related party	—	—	—	16,268	—	16,268
Total current liabilities	—	27,040	98,271	118,026	—	243,337
Long-term debt, net of current portion	—	1,608,687	51,456	90,740	—	1,750,883
Deferred income taxes	—	(78,491)	270,045	28,394	—	219,948
Litigation payable	—	—	95,864	—	—	95,864
Other long-term liabilities	—	837,291	(729,467)	197,841	(162,351)	143,314
Total liabilities	—	2,394,527	(213,831)	435,001	(162,351)	2,453,346
Commitments and contingencies (note 11)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	308	—	—	—	—	308
Additional paid in capital	352,167	—	—	—	—	352,167
Member's equity	—	587,693	2,188,078	676,158	(3,451,929)	—
Retained earnings	235,218	—	—	—	—	235,218
Accumulated other comprehensive loss	—	(5,866)	14,696	(124,091)	—	(115,261)
Kraton stockholders' and member's equity	587,693	581,827	2,202,774	552,067	(3,451,929)	472,432
Noncontrolling interest	—	—	—	34,456	—	34,456
Total stockholders' and member's equity	587,693	581,827	2,202,774	586,523	(3,451,929)	506,888
Total liabilities and stockholders' and member's equity	$587,693	$2,976,354	$1,988,943	$1,021,524	$(3,614,280)	$2,960,234
________________________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In thousands, except par value)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,256	$11,595	$51,198	$—	$70,049
Receivables, net of allowances	—	470	37,758	66,861	—	105,089
Inventories of products	—	(2,077)	149,200	116,984	—	264,107
Inventories of materials and supplies	—	—	9,880	2,258	—	12,138
Other current assets	—	3,594	4,594	21,768	—	29,956
Total current assets	—	9,243	213,027	259,069	—	481,339
Property, plant, and equipment, less accumulated depreciation	—	35,923	256,663	225,087	—	517,673
Intangible assets, less accumulated amortization	—	38,721	2,053	828	—	41,602
Investment in consolidated subsidiaries	497,308	1,446,567	—	—	(1,943,875)	—
Investment in unconsolidated joint venture	—	813	—	10,815	—	11,628
Debt issuance costs	—	226	721	390	—	1,337
Deferred income taxes	—	320	—	3,547	—	3,867
Other long-term assets	—	28,314	658,253	105,444	(770,222)	21,789
Total assets	$497,308	$1,560,127	$1,130,717	$605,180	$(2,714,097)	$1,079,235
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$141	$—	$—	$141
Accounts payable-trade	—	2,030	25,450	31,857	—	59,337
Other payables and accruals	—	45,717	14,983	30,311	—	91,011
Due to related party	—	—	—	14,101	—	14,101
Total current liabilities	—	47,747	40,574	76,269	—	164,590
Long-term debt, net of current portion	—	337,560	1,493	76,538	—	415,591
Deferred income taxes	—	6,334	—	2,736	—	9,070
Other long-term liabilities	—	674,939	88,758	103,517	(770,222)	96,992
Total liabilities	—	1,066,580	130,825	259,060	(770,222)	686,243
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	306	—	—	—	—	306
Additional paid in capital	349,871	—	—	—	—	349,871
Member’s equity	—	497,308	1,061,621	384,946	(1,943,875)	—
Retained earnings	147,131	—	—	—	—	147,131
Accumulated other comprehensive loss	—	(3,761)	(61,729)	(73,078)	—	(138,568)
Kraton stockholders’ and member’s equity	497,308	493,547	999,892	311,868	(1,943,875)	358,740
Noncontrolling interest	—	—	—	34,252	—	34,252
Total stockholders’ and member’s equity	497,308	493,547	999,892	346,120	(1,943,875)	392,992
Total liabilities and stockholders’ and member’s equity	$497,308	$1,560,127	$1,130,717	$605,180	$(2,714,097)	$1,079,235
_____________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$211,040	$247,495	$(38,612)	$419,923
Cost of goods sold	—	(13,305)	172,586	205,436	(38,612)	326,105
Gross profit	—	13,305	38,454	42,059	—	93,818
Operating expenses:
Research and development	—	1,673	2,749	6,154	—	10,576
Selling, general, and administrative	—	5,336	21,964	22,562	—	49,862
Depreciation and amortization	—	5,591	20,513	4,050	—	30,154
Total operating income (loss)	—	705	(6,772)	9,293	—	3,226
Gain on sale of assets	—	—	45,251	—	—	45,251
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	87,545	49,979	—	—	(137,524)	—
Earnings of unconsolidated joint venture	—	—	—	78	—	78
Interest income (expense), net	—	(33,369)	(741)	272	—	(33,838)
Income before income taxes	87,545	3,892	37,738	9,643	(137,524)	1,294
Income tax benefit (expense)	—	83,653	3,154	(556)	—	86,251
Consolidated net income	87,545	87,545	40,892	9,087	(137,524)	87,545
Net loss attributable to noncontrolling interest	—	—	—	542	—	542
Net income attributable to Kraton	$87,545	$87,545	$40,892	$9,629	$(137,524)	$88,087
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$144,486	$159,205	$(42,262)	$261,429
Cost of goods sold	—	5,565	116,920	134,645	(42,262)	214,868
Gross profit (loss)	—	(5,565)	27,566	24,560	—	46,561
Operating expenses:
Research and development	—	(651)	902	7,696	—	7,947
Selling, general, and administrative	—	(6,085)	14,218	18,816	—	26,949
Depreciation and amortization	—	5,638	6,901	2,757	—	15,296
Total operating income (loss)	—	(4,467)	5,545	(4,709)	—	(3,631)
Earnings (loss) in consolidated subsidiaries	(9,741)	1,233	—	—	8,508	—
Earnings of unconsolidated joint venture	—	—	—	76	—	76
Interest income (expense), net	—	(6,261)	131	10	—	(6,120)
Income (loss) before income taxes	(9,741)	(9,495)	5,676	(4,623)	8,508	(9,675)
Income tax benefit (expense)	—	(246)	537	(357)	—	(66)
Consolidated net income (loss)	(9,741)	(9,741)	6,213	(4,980)	8,508	(9,741)
Net loss attributable to noncontrolling interest	—	—	—	285	—	285
Net income (loss) attributable to Kraton	$(9,741)	$(9,741)	$6,213	$(4,695)	$8,508	$(9,456)
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$87,545	$87,545	$40,892	$9,629	$(137,524)	$88,087
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	76,424	(50,857)	—	25,567
Unrealized loss on cash flow hedges, net of tax benefit of $1,000	—	(2,104)	—	(156)	—	(2,260)
Other comprehensive income (loss), net of tax	—	(2,104)	76,424	(51,013)	—	23,307
Comprehensive income (loss) attributable to Kraton	87,545	85,441	117,316	(41,384)	(137,524)	111,394
Comprehensive income attributable to noncontrolling interest	—	—	—	204	—	204
Consolidated comprehensive income (loss)	$87,545	$85,441	$117,316	$(41,180)	$(137,524)	$111,598
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

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
__________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(37,824)	$31,765	$(20,556)	$—	$(26,615)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	149,939	—	—	(149,939)	—
Kraton purchase of property, plant and equipment	—	(309)	(11,395)	(6,798)	—	(18,502)
KFPC purchase of property, plant and equipment	—	—	—	(8,325)	—	(8,325)
Purchase of software and other intangibles	—	(352)	—	—	—	(352)
Acquisition, net of cash acquired	—	(1,367,088)	6,443	43,393	—	(1,317,252)
Sale of assets	—	—	72,000	—	—	72,000
Net cash provided by (used in) investing activities	—	(1,217,810)	67,048	28,270	(149,939)	(1,272,431)
Cash flows provided by financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(430,058)	(75)	—	—	(430,133)
KFPC proceeds from debt	—	—	—	12,100	—	12,100
Capital lease payments	—	—	(35)	—	—	(35)
Purchase of treasury stock	(954)	—	—	—	—	(954)
Cash contributions from member	—	(954)	—	—	954	—
Cash distributions to member	785	169	—	—	(954)	—
Proceeds from the exercise of stock options	169	—	—	—	—	169
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,527)	(3,589)	—	—	(57,116)
Payments on intercompany loans	—	—	(149,939)	—	149,939	—
Net cash provided by financing activities	—	1,248,520	(108,718)	12,100	149,939	1,301,841
Effect of exchange rate differences on cash	—	—	—	5,534	—	5,534
Net increase (decrease) in cash and cash equivalents	—	(7,114)	(9,905)	25,348	—	8,329
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$142	$1,690	$76,546	$—	$78,378
__________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$33,990	$(33,210)	$(7,277)	$—	$(6,497)
Cash flows used in investing activities:
Proceeds from intercompany loans	—	(20,275)	—	—	20,275	—
Kraton purchase of property, plant, and equipment	—	(342)	(10,657)	(3,726)	—	(14,725)
KFPC purchase of property, plant, and equipment	—	—	—	(15,968)	—	(15,968)
Purchase of software and other intangibles	—	(500)	(41)	—	—	(541)
Net cash provided by (used in) investing activities	—	(21,117)	(10,698)	(19,694)	20,275	(31,234)
Cash flows used in financing activities:
Proceeds from debt	—	—	25,000	—	—	25,000
Repayments of debt	—	—	(5,000)	—	—	(5,000)
KFPC proceeds from debt	—	—	—	19,977	—	19,977
Capital lease payments	—	—	(32)	—	—	(32)
Purchase of treasury stock	(13,429)	—	—	—	—	(13,429)
Cash contributions from member	—	(13,429)	—	—	13,429	—
Cash distributions to member	13,248	181	—	—	(13,429)	—
Proceeds from the exercise of stock options	181	—	—	—	—	181
Payments on intercompany loans	—	—	20,275	—	(20,275)	—
Net cash provided by (used in) financing activities	—	(13,248)	40,243	19,977	(20,275)	26,697
Effect of exchange rate differences on cash	—	—	—	(2,993)	—	(2,993)
Net decrease in cash and cash equivalents	—	(375)	(3,665)	(9,987)	—	(14,027)
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$271	$2,216	$37,304	$—	$39,791
___________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

17. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION
You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This discussion contains forward-looking statements and involves numerous risks, assumptions, and uncertainties, including, but not limited to, the risk factors discussed in the “Risk Factors” section of our most recent Form 10-K, as well as in “Factors Affecting Our Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements.

OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”) and other engineered polymers. Effective with the January 6, 2016 acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”), we are now also a leading global producer of value-added specialty products primarily derived from pine wood pulping co-products. Historically, we have reported one segment for the manufacturing and marketing of SBC's and engineered polymers. Commensurate with the January 6, 2016 acquisition, Arizona Chemical will be a separate operating segment and going forward our operations will be managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying condensed consolidated financial statements since the date of acquisition.
Polymer Segment
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

Chemical Segment
Following the Arizona Chemical Acquisition, we manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch (“Pitch”). We further upgrade TOFA, TOR and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
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
Our Chemical segment has a portfolio of innovations at various stages of development and commercialization, including:

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
Recent Developments
Belpre Compounding Unit Asset Sale
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”). The BCU is used to manufacture HSBC and USBC based compounds. The $72.0 million purchase price, which was paid in cash at closing, was used to pay down existing indebtedness. We recognized a gain on the sale of BCU of $45.3 million during the three months ended March 31, 2016. In connection with the sale, we entered into a seven year exclusive polymer supply agreement and a compound manufacturing agreement for a transition period of up to two years with the purchaser of the BCU. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line. Taking into consideration future polymer sales under the supply agreement, the net revenue impact resulting from the sale of the compounding business is less than two percent of Kraton's consolidated revenue for the fiscal year ended December 31, 2015.
Factors Affecting Our Results of Operations
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in over 96 countries from thirteen manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, Swedish Krona, and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
Our financial results are subject to gains and losses on currency translations, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $0.6 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
Revenue by Geography:	2016	2015
Americas	$183,137	$104,378
Europe, Middle East, and Africa	147,605	86,291
Asia Pacific	89,181	70,760
Total Revenue	$419,923	$261,429
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as "monomers") as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials together represented approximately $140.0 million, or 42.9%, and $112.3 million, or 52.3%, of our total cost of goods sold for the three months ended March 31, 2016 and 2015, respectively. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubbers. Average purchase prices of our raw materials decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Seasonality. Seasonal changes and weather conditions typically affect our sales of products in our paving, roadmarkings, roofing, and construction applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Sales for our other product applications tend to show relatively little seasonality.

RESULTS OF OPERATIONS

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue	$419,923	$261,429
Cost of goods sold	326,105	214,868
Gross profit	93,818	46,561
Operating expenses:
Research and development	10,576	7,947
Selling, general, and administrative	49,862	26,949
Depreciation and amortization	30,154	15,296
Total operating income (loss)	3,226	(3,631)
Gain on sale of assets	45,251	—
Loss on extinguishment of debt	(13,423)	—
Earnings of unconsolidated joint venture	78	76
Interest expense, net	(33,838)	(6,120)
Income (loss) before income taxes	1,294	(9,675)
Income tax benefit (expense)	86,251	(66)
Consolidated net income (loss)	87,545	(9,741)
Net loss attributable to noncontrolling interest	542	285
Net income (loss) attributable to Kraton	$88,087	$(9,456)
Earnings (loss) per common share:
Basic	$2.87	$(0.30)
Diluted	$2.84	$(0.30)
Weighted average common shares outstanding:
Basic	30,026	31,067
Diluted	30,289	31,067
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Our operating results for the three months ended March 31, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Consolidated Results
Revenue was $419.9 million for the three months ended March 31, 2016 compared to $261.4 million for the three months ended March 31, 2015, an increase of $158.5 million or 60.6%. The increase reflects revenue of $176.9 million from the Chemical segment. The negative effect from currency movements reduced revenue by $3.7 million. The remaining $14.7 million, or 5.6%, decline was due to lower average selling prices in our Polymer segment amounting to $20.1 million driven by lower average raw material costs, partially offset by an increase of $5.5 million due to higher sales volumes in our Polymer segment.
Cost of goods sold was $326.1 million for the three months ended March 31, 2016 compared to $214.9 million for the three months ended March 31, 2015, an increase of $111.2 million, or 51.8%. The increase includes cost of goods sold of $148.6 million from our Chemical segment. These results for Arizona Chemical include $24.7 million of higher costs of goods sold related to the fair value adjustment in purchase accounting for inventory, which was fully amortized during the three months ended March 31, 2016. The remaining $37.3 million decrease in cost of goods sold was largely driven by a $23.7 million decrease in raw material costs, $14.7 million reduction in other manufacturing costs (including a $3.7 million benefit from our cost reduction initiatives), and a $2.1 million positive effect from currency fluctuations, partially offset by a $3.1 million increase related to higher sales volumes. Included in the aforementioned results was $1.1 million of synergies realized during the three months ended March 31, 2016.
Gross profit was $93.8 million for the three months ended March 31, 2016 compared to $46.6 million for the three months ended March 31, 2015. Gross profit as a percentage of revenue was 22.3% and 17.8% for the three months ended March 31, 2016 and 2015, respectively. The increase includes gross profit of $28.3 million from our Chemical segment, which includes $24.7 million of higher costs of goods sold related to the full amortization of the fair value adjustment in purchase accounting for inventory.
Research and development expenses were $10.6 million for the three months ended March 31, 2016 compared to $7.9 million for the three months ended March 31, 2015, an increase of $2.6 million, or 33.1%, reflective of the research and development costs of our Chemical segment.
Selling, general, and administrative expenses were $49.9 million for the three months ended March 31, 2016 compared to $26.9 million for the three months ended March 31, 2015, an increase of $22.9 million or 85.0%. The increase was primarily driven by selling, general, and administrative expenses of $20.7 million from our Chemical segment. The remaining increase was attributable to a $6.0 million increase in transaction and acquisition related costs, partially offset by $1.7 million decrease in professional fees, $1.4 million reduction in employee related costs, and $0.4 million positive effect from currency fluctuations. Included in the aforementioned results was $1.8 million of synergies realized during the three months ended March 31, 2016.
Depreciation and amortization was $30.2 million for the three months ended March 31, 2016 compared to $15.3 million for the three months ended March 31, 2015, an increase of $14.9 million or 97.1%. The increase includes depreciation and amortization of $15.6 million from our Chemical segment.
Gain on sale of assets was $45.3 million for the three months ended March 31, 2016, which resulted from the sale of BCU, with cash proceeds of $72.0 million, which was received at closing.
Loss on extinguishment of debt was $13.4 million for the three months ended March 31, 2016, of which $8.4 million was recognized to satisfy and cancel our previous 6.75% Senior Notes and $5.0 million was related to the write-off of previously capitalized debt issuance costs, following the Arizona Chemical Acquisition.
Interest expense, net was $33.8 million for the three months ended March 31, 2016 compared to $6.1 million for the three months ended March 31, 2015, an increase of $27.7 million. The increase is primarily due to additional indebtedness related to the Arizona Chemical Acquisition.
Income tax benefit (expense) was $86.3 million and $(0.1) million for the three months ended March 31, 2016 and 2015, respectively. Given the level of our pre-tax book income for the three months ended March 31, 2016 and the release of a significant portion of our valuation allowance (as further discussed below), our effective tax rate for the three months ended March 31, 2016 is not meaningful. Our effective tax rate for the three months ended March 31, 2015 was 0.7%. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. For the three months ended March 31, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the three months ended March 31, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2016 and December 31, 2015, we recorded a valuation allowance of $44.6 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. Following the completion of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. As a result of our assessment we reversed $86.6 million of valuation allowance recorded against our U.S. net operating loss carryforward and other deferred tax assets and $31.2 million of valuation allowance assumed in connection with the Arizona Chemical Acquisition for the three months ended March 31, 2016.
Net income attributable to Kraton was $88.1 million or $2.84 per diluted share for the three months ended March 31, 2016, an increase of $97.5 million compared to net loss of $9.5 million or $0.30 per diluted share for the three months ended March 31, 2015. The increase includes a net loss of $6.3 million from our recently acquired Arizona Chemical business, whose operating results have been included in our consolidated results since the date of acquisition. Adjusted diluted earnings per share (non-GAAP) was $0.80 for the three months ended March 31, 2016 compared to $0.76 for the three months ended March 31, 2015. See a reconciliation of GAAP diluted earnings (loss) per share to adjusted diluted earnings per share below.
Segment Results
Effective with the acquisition of Arizona Chemical our operating segments are as follows:
•Polymer Segment. Our Polymer segment is comprised of our SBC's and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment Results

	Three Months Ended March 31,
Polymer Segment Revenue and Adjusted EBITDA (non-GAAP)	2016	2015
Cariflex	$38,023	$34,837
Specialty Polymers	85,029	91,674
Performance Products	119,919	134,768
Other	72	150
Total Polymer revenue	$243,043	$261,429

Polymer Adjusted EBITDA (non-GAAP) (1)	$52,244	$49,249
 ____________________________________________________

(1)	See Non-GAAP reconciliations included in the accompanying financial tables for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
Revenue for the Polymer segment was $243.0 million for the three months ended March 31, 2016 compared to $261.4 million for the three months ended March 31, 2015, a decrease of $18.4 million or 7.0%. The decline was primarily due to lower average selling prices amounting to $20.1 million driven by lower average raw material costs and $3.7 million from the negative effect of currency movements, partially offset by an increase of $5.5 million associated with higher sales volumes. Sales volumes were 75.1 kilotons for the three months ended March 31, 2016, an increase of 0.7 kilotons compared to the three months ended March 31, 2015.
With respect to revenue for the Polymer segment product groups:

•
Cariflex™ revenue was $38.0 million for the three months ended March 31, 2016 compared to $34.8 million for the three months ended March 31, 2015, an increase of $3.2 million, or 9.1%. Cariflex sales volumes increased 11.8% compared to the three months ended March 31, 2015, driven primarily by higher sales into surgical glove applications, which increased revenue by $4.1 million. Lower selling prices resulting from to lower average isoprene raw material costs resulted in a decline of $0.8 million and currency fluctuations had a positive effect of $0.3 million.

•
Specialty Polymers revenue was $85.0 million for the three months ended March 31, 2016 compared to $91.7 million for the three months ended March 31, 2015. Of the $6.6 million, or 7.2%, revenue decrease, $1.2 million was associated with the negative effect of currency fluctuations. The balance of the decline was due to lower average selling prices resulting from lower raw material costs, partially offset by a 1.2% increase in sales volumes. The increase in sales volume was largely due to increased sales into automotive and medical applications, partially offset by lower sales into lubricant additive applications, which was largely attributable to the variability in order timing by a significant customer, and, to a lesser extent, lower sales into personal care applications.

•
Performance Products revenue was $119.9 million for the three months ended March 31, 2016 compared to $134.8 million for the three months ended March 31, 2015. Of the $14.8 million, or 11.0%, revenue decrease, $2.8 million was associated with the negative effect of currency fluctuations. The balance of the decline was primarily driven by lower average selling prices resulting from lower raw material costs. While we saw increased sales volumes into paving and personal care applications, these increases were offset by lower sales into adhesives and roofing applications.

For the three months ended March 31, 2016, the Polymer segment delivered record earnings with $52.2 million of adjusted EBITDA (non-GAAP) compared to $49.2 million for the three months ended March 31, 2015, which was previously a record quarter. Adjusted EBITDA (non-GAAP) increased $3.0 million, or 6.1%. The increase is primarily due to a $3.9 million reduction in selling, general, and administrative expenses, partially offset by a $1.0 million reduction in adjusted gross profit (non-GAAP). The decline in adjusted gross profit (non-GAAP) was largely due to a reduction in unit margins from the three months ended March 31, 2015 which benefited from a rapid decrease in raw material prices. During the three months ended March 31, 2016, we continued to execute our strategic cost reduction program and compared to the three months ended March 31, 2015, we realized an additional $3.7 million of cost reductions.
Chemical Segment Results
Commensurate with our acquisition on January 6, 2016, Arizona Chemical will be a separate operating segment and the results of its operations have been included in our consolidated results effective as of the date of the acquisition.

Chemical Segment Revenue and Adjusted EBITDA (non-GAAP)	For the period January 6, 2016 through March 31, 2016
Adhesives	$62,943
Roads and construction	10,670
Tires	8,981
Chemical intermediates	94,286
Total Chemical Revenue	$176,880

Chemical Adjusted EBITDA (non-GAAP) (1)	$40,857
 ____________________________________________________

(1)	See Non-GAAP reconciliations included in the accompanying financial tables for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Adjusted Gross Profit (1) (2)	$138,227	$79,997
EBITDA (3)	$65,286	$11,741
Adjusted EBITDA (1) (4)	$93,101	$49,249
Adjusted Diluted Earnings Per Share (1) (2)	$0.80	$0.76
____________________________________________________

(1)
The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the ECRC of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs.  ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period.  We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from FIFO creates the spread between FIFO and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined using FIFO. With inventory valued under FIFO and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share under both our FIFO convention and ECRC.

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
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(In thousands)
	Polymer	Chemical	Total	Polymer	Chemical	Total
Gross profit	$65,525	$28,293	$93,818	$46,561	—	$46,561

Add (deduct):
Restructuring and other charges (a)	31	149	180	28	—	28
Effect of purchase price accounting on inventory valuation (b)	—	24,719	24,719	—	—	—
Production downtime (c)	—	—	—	(157)	—	(157)
Non-cash compensation expense	185	—	185	157	—	157
Spread between FIFO and ECRC	13,228	6,097	19,325	33,408	—	33,408
Adjusted gross profit	$78,969	$59,258	$138,227	$79,997	$—	$79,997

 ____________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)	In the first quarter of 2016, we had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime.

We reconcile consolidated net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	(In thousands)
	Polymer	Chemical	Total	Polymer	Chemical	Total
Operating income (loss)	$13,946	$(10,720)	$3,226	$(3,631)	$—	$(3,631)
Add (deduct):
Depreciation and amortization	14,592	15,562	30,154	15,296	—	15,296
Gain on sale of assets	45,251	—	45,251	—	—	—
Loss on extinguishment of debt	(13,423)	—	(13,423)	—	—	—
Earnings of unconsolidated joint venture	78		78	76	—	76
EBITDA	60,444	4,842	65,286	11,741	—	11,741
Add (deduct):
Restructuring and other charges (a)	165	4,296	4,461	819	—	819
Transaction and acquisition related costs (b)	6,312	903	7,215	328	—	328
Gain on sale of assets	(45,251)	—	(45,251)	—	—	—
Loss on extinguishment of debt	13,423	—	13,423	—	—	—
Effect of purchase price accounting on inventory valuation (c)		24,719	24,719	—	—	—
Production downtime (d)	—	—	—	(108)	—	(108)
KFPC startup costs (e)	840	—	840	452	—	452
Non-cash compensation expense (f)	3,083	—	3,083	2,609	—	2,609
Spread between FIFO and ECRC	13,228	6,097	19,325	33,408	—	33,408
Adjusted EBITDA	$52,244	$40,857	$93,101	$49,249	$—	$49,249
_____________________________________________________

(a)	Severance expenses, professional fees, and other restructuring related charges which are primarily recorded in selling, general, and administrative expenses.

(b)	Charges related to the evaluation of acquisition transactions which are recorded in selling, general, and administrative expenses.

(c)	In the first quarter of 2016, we had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(d)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime, which is primarily recorded in cost of goods sold.

(e)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses.

(f)
For the three months ended March 31, 2016 and 2015, respectively, $2.7 million and $2.2 million is recorded in selling, general and administrative expenses, $0.2 million and $0.2 million is recorded in research and development expenses, and $0.2 million and $0.2 million is recorded in cost of goods sold.

We reconcile GAAP Income (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
GAAP Earnings (Loss) Per Diluted Share	$2.84	$(0.30)
Restructuring and other charges (a)	0.13	0.02
Transaction and acquisition related costs (b)	0.20	0.01
Gain on sale of assets	(0.94)	—
Loss on extinguishment of debt	0.28	—
Production downtime (c)	—	—
Effect of purchase price accounting on inventory valuation (d)	0.63	—
KFPC startup costs (e)	0.01	0.01
Valuation Allowance (f)	(2.80)	—
Spread between FIFO and ECRC	0.45	1.02
Adjusted Earnings Per Diluted Share	$0.80	$0.76
_____________________________________________________

(a)	Severance expenses, professional fees and other restructuring related charges which are primarily recorded in selling, general and administrative expenses.

(b)	Charges related to the evaluation of acquisition transactions which are recorded in selling, general and administrative expenses.

(c)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime, which is primarily recorded in cost of goods sold.

(d)	In the first quarter of 2016, we had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(e)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general and administrative expenses.

(f)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.

Critical Accounting Policies
Goodwill and Other Intangible Assets. We record goodwill when the purchase price of an acquired business exceeds the fair value of the net identifiable assets acquired. Goodwill and intangible assets are allocated to the reporting unit level based on the estimated fair value at the date of acquisition.
Goodwill and other indefinite-lived intangible assets are tested for impairment at the reporting unit level annually. Our annual measurement date for testing impairment is October 1st. The impairment test includes a comparison of the carrying value of net assets of our reporting units, including goodwill, with their estimate fair values. If the carrying value exceeds the estimated fair value, an impairment charge is recognized in the period in which the review is performed.
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Description of the Senior Secured Term Loan Facility
Commensurate with the acquisition of Arizona Chemical, Kraton Polymers LLC entered into a senior secured term loan facility in an aggregate principal amount equal to $1,350.0 million that matures on January 6, 2022 (the “Term Loan Facility”). Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio.
The Term Loan Facility was issued at a price of 97.0%. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 6.0% comprised of the 1.0% LIBOR floor plus a 5.0% applicable margin.
We are required to make scheduled quarterly payments on the Term Loan Facility of 2.5% of the original principal amount per year through the end of the last quarter of 2016 and 5.0% thereafter, with the balance expected to be due and payable in full on January 6, 2022. Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of our BCU was used to pay down existing indebtedness. As a result our next scheduled principal payment under the Term Loan Facility is not due until the third quarter of 2017.
Description of the 10.5% Senior Notes due 2023
Commensurate with the acquisition of Arizona Chemical, Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% senior notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes were issued at a price of 96.225% on January 6, 2016. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. We pay interest on the 10.5% Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, with the first interest payment due on October 15, 2016. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. After October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
Description of the ABL Facility
In January 2016, we entered into an amended and restated asset-based revolving credit facility which provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
The ABL Facility provides that we have the right at any time to request up to $100.0 million of additional commitments under this facility, provided that we satisfy additional conditions described in the credit agreement and provided further that the U.S. revolver commitment comprises at least 60.0% of the commitments after giving effect to such increase. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments under the ABL Facility; provided that at no time shall there be more than four different maturity dates under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus (1) a base rate determined by reference to the prime rate of Bank of America, N.A. in the jurisdiction where the currency is being funded or (2) LIBOR for loans that bear interest based on LIBOR. The initial applicable margin for borrowings under the ABL Facility is 0.5% with respect to U.S. base rate borrowings and 1.5% with respect to LIBOR or borrowings made on a European base rate. The applicable margin ranges from 0.5% to 1.0% with respect to U.S. base rate borrowings and 1.5% to 2.0% for LIBOR or borrowings made on a European base rate per annum based on the average excess availability for the prior fiscal quarter. In addition to paying interest on outstanding principal amounts under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments at an annual rate of 0.375%.
The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if availability under the ABL Facility is below a specified amount. Our failure to comply with this financial covenant would give rise to a default under the ABL Facility. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the ABL Facility, cross-default with respect to other indebtedness and cross-judgment default, certain bankruptcy events and certain change of control events. If we are unable to satisfy the covenants or other provisions of the ABL Facility at any future time, we would need to seek an amendment or waiver of such covenants or other provisions. The respective lenders under the ABL Facility may elect not to consent to any amendment or waiver requests that we may make in the future, and, if they do consent, they may do so on terms that are not favorable to us. In the event that we are unable to obtain any such waiver or amendment and we are not able to refinance or repay the ABL Facility, our inability to meet the covenants or other provisions of the ABL Facility would constitute an event of default, which would permit the bank lenders to accelerate the ABL Facility. Such acceleration may in turn constitute an event of default under the Term Loan Facility, 10.5% Senior Notes or other indebtedness. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwanese Dollars (“NTD”), or $170.9 million (converted at the March 31, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $133.3 million (converted at the March 31, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $37.7 million (converted at the March 31, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2016, NTD 2.9 billion, or $91.1 million (converted at the March 31, 2016 exchange rate) was drawn and outstanding on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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

The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing at the end of the year of 2016, which will increase to 5.0 to 1.0 at the end of the year of 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At March 31, 2016, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 8 Long-Term Debt, which is incorporated herein by reference.
Known Trends and Uncertainties
Kraton Performance Polymers, Inc. is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the Term Loan Facility and ABL Facility are our principal sources of liquidity.
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
Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $2.9 million to our pension plan in the three months ended March 31, 2016. We did not make contributions to our pension plans for the three months ended March 31, 2015. Following the close of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for several additional international pension plans and one additional U.S defined benefit pension plan. We expect our total pension plan contributions for the year ended December 31, 2016 to be approximately $6.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2016, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2017 and beyond.
As of March 31, 2016, we had $32.8 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $0.7 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the United States.
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
Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures, and fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further discussion.
Operating Cash Flows
Net cash used in operating activities totaled $26.6 million and $6.5 million in the three months ended March 31, 2016 and 2015, respectively. This represents a net decrease in operating cash flows of $20.1 million, which was primarily driven by changes in working capital. The net change in working capital resulted in a use of cash flows of $30.4 million and $13.2 million for the three months ended March 31, 2016 and 2015, respectively. The period-over-period changes are as follows:

•	$20.9 million decrease in payables and accruals related to transaction-related costs and variable compensation;

•	$10.6 million decrease in other assets related to timing on value-added tax receipts and payments;

•	$8.9 million decrease in cash flows associated with inventories of products, materials, and supplies, due to a decrease in raw material pricing; partially offset by

•	$23.2 million net increase in cash flows due to the timing of payments of other items, including accounts receivable, accounts payable, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $1,272.4 million for the three months ended March 31, 2016 and $31.2 million for the three months ended March 31, 2015, which includes $1,317.3 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.0 million cash received from the sale of the Belpre Compounding Unit.
Expected Capital Expenditures
We currently expect 2016 capital expenditures, excluding capital expenditures by the KFPC joint venture and capitalized interest, will be approximately $100.0 million to $110.0 million. Included in this estimate is approximately $20.0 million for projects associated with our cost reset initiative and $2.0 million for projects to achieve operational synergies related to the integration of Arizona Chemical.
We currently anticipate the total KFPC joint venture project construction cost will not exceed $200.0 million; of which, 2016 capital expenditures will be approximately $75.0 million to $80.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to March 31, 2016, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $170.9 million (converted at the March 31, 2016 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 8 Long-Term Debt, for further discussion of the KFPC Loan Agreement.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2016 was approximately 20.0% equity, 78.6% debt and 1.4% noncontrolling interest compared to approximately 43.7% equity, 52.1% debt, and 4.2% noncontrolling interest at December 31, 2015.
In connection with the Arizona Chemical Acquisition, we issued a $1,350.0 million Term Loan Facility and $440.0 million of 10.5% Senior Notes. In addition, we utilized $37.1 million of the ABL Facility at closing, which was increased to $50.0 as of March 31, 2016. We applied a portion of the acquisition-related proceeds to prepay our 6.75% Senior Notes ($350.0 million principal amount plus fees and expenses of $8.0 million) and fund $57.1 million of debt issuance costs. Also during the three months ended March 31, 2016, we applied the $72.0 million of proceeds from the sale of BCU to lower indebtedness under the $1,350.0 million term loan.

Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Other than our obligations under the Arizona Chemical Acquisition stock purchase agreement, there have been no material changes to the contractual obligation amounts disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2015.

	Payments Due by Period
Dollars in Millions	Total	2016	2017	2018	2019	2020	2021 and beyond
Long-term debt obligations	$1,860.7	$0.1	$38.5	$85.9	$85.9	$113.2	$1,537.1
Estimated interest payments on debt	790.1	103.4	133.1	129.7	125.7	120.7	177.5
Operating lease obligations	105.2	23.7	22.2	16.6	14.8	12.5	15.4
Purchase obligations (1) (2)	3,023.5	234.6	194.3	199.6	199.7	198.2	1,997.1
Estimated pension obligations (3) (4)	45.3	1.1	2.5	3.9	5.1	6.2	26.5
Total contractual cash obligations	$5,824.8	$362.9	$390.6	$435.7	$431.2	$450.8	$3,753.6
________________________________________________

(1)
Included in this line are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

(2)
Pursuant to operating agreements with LyondellBasell, we are currently paying the costs incurred by them in connection with the operation and maintenance of, and other services related to, our Berre, France, and Wesseling, Germany, facilities. These obligations are not included in this table.

(3)	This includes the future pension contributions for our Polymer segment utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2015;

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

•

(4)
Effective with the January 6, 2016 acquisition of Arizona Chemical, we acquired several defined benefit plans in both U.S. and foreign jurisdictions. The unfunded status of these plans was $35.1 million as of March 31, 2016 and we expect to contribute $5.1 million to these plans during the twelve months ending December 31, 2016.

Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2016, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 9 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2016, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended March 31, 2016 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For more information regarding legal proceedings, including environmental matters, see Note 10 Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.
Readers of this Quarterly Report on Form 10-Q should carefully consider the risks described in our other reports and filings filed with or furnished to the Securities and Exchange Commission, including our prior and subsequent reports on Forms 10-K, 10-Q and 8-K, in connection with any evaluation of our financial position, results of operations and cash flows.
The risks and uncertainties in our most recent Annual Report on Form 10-K, are not the only risks that we face. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Item 6.	Exhibits.

Exhibit Number
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Performance Polymers, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON PERFORMANCE POLYMERS, INC.

Date:	April 28, 2016	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 28, 2016	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer