Form 10-Q
period 2016-06-30
Kraton Performance Polymers, Inc.
filed 2016-07-28
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Performance Polymers, Inc. Common Stock, $0.01 par value, outstanding as of July 25, 2016: 30,853,887.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2016

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

•
the promotion of the use of energy from renewable resources and similar legislation in the United States and elsewhere may incentivize the use of crude tall oil ("CTO") as a feedstock for production of alternative fuels, reducing the availability of CTO in the amounts or prices necessary for our business;

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
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Performance Polymers, Inc. and subsidiaries (the Company) as of June 30, 2016, and the related condensed consolidated statements of operations, and comprehensive income (loss), for the three and six-month periods ended June 30, 2016 and 2015, and the related condensed consolidated statements of changes in equity, and cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Houston, Texas
July 28, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,552	$70,049
Receivables, net of allowances of $875 and $244	211,209	105,089
Inventories of products	330,911	264,107
Inventories of materials and supplies	19,771	12,138
Other current assets	65,462	29,956
Total current assets	737,905	481,339
Property, plant, and equipment, less accumulated depreciation of $410,315 and $382,157	897,164	517,673
Goodwill	735,495	—
Intangible assets, less accumulated amortization of $122,262 and $100,093	469,610	41,602
Investment in unconsolidated joint venture	11,409	11,628
Debt issuance costs	4,121	1,337
Deferred income taxes	4,272	3,867
Litigation receivable	96,404	—
Other long-term assets	27,276	21,789
Total assets	$2,983,656	$1,079,235
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$145	$141
Accounts payable-trade	131,289	59,337
Other payables and accruals	129,144	91,011
Due to related party	15,033	14,101
Total current liabilities	275,611	164,590
Long-term debt, net of current portion	1,745,592	415,591
Deferred income taxes	212,898	9,070
Litigation payable	96,685	—
Other long-term liabilities	142,472	96,992
Total liabilities	2,473,258	686,243
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 30,833 shares issued and outstanding at June 30, 2016; 30,569 shares issued and outstanding at December 31, 2015	308	306
Additional paid in capital	354,314	349,871
Retained earnings	242,619	147,131
Accumulated other comprehensive loss	(120,557)	(138,568)
Total Kraton stockholders' equity	476,684	358,740
Noncontrolling interest	33,714	34,252
Total equity	510,398	392,992
Total liabilities and equity	$2,983,656	$1,079,235

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$454,649	$255,908	$874,572	$517,337
Cost of goods sold	322,752	208,472	648,857	423,340
Gross profit	131,897	47,436	225,715	93,997
Operating expenses:
Research and development	10,114	7,801	20,690	15,748
Selling, general, and administrative	43,214	23,622	93,076	50,571
Depreciation and amortization	31,782	15,411	61,936	30,707
Total operating income (loss)	46,787	602	50,013	(3,029)
Disposition and exit of business activities	(5,250)	—	40,001	—
Loss on extinguishment of debt	—	—	(13,423)	—
Earnings of unconsolidated joint venture	102	102	180	178
Interest expense, net	(33,742)	(5,704)	(67,580)	(11,824)
Income (loss) before income taxes	7,897	(5,000)	9,191	(14,675)
Income tax benefit (expense)	(1,029)	(993)	85,222	(1,059)
Consolidated net income (loss)	6,868	(5,993)	94,413	(15,734)
Net loss attributable to noncontrolling interest	533	429	1,075	714
Net income (loss) attributable to Kraton	$7,401	$(5,564)	$95,488	$(15,020)
Earnings (loss) per common share:
Basic	$0.24	$(0.18)	$3.10	$(0.48)
Diluted	$0.24	$(0.18)	$3.07	$(0.48)
Weighted average common shares outstanding:
Basic	30,158	30,772	30,095	30,919
Diluted	30,586	30,772	30,451	30,919

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Kraton	$7,401	$(5,564)	$95,488	$(15,020)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(2,250)	9,269	23,317	(23,815)
Unrealized loss on cash flow hedges, net of tax benefit of $1,710 and $2,710 for 2016 respectively	(3,046)	—	(5,306)	—
Other comprehensive income (loss), net of tax	(5,296)	9,269	18,011	(23,815)
Comprehensive income (loss) attributable to Kraton	2,105	3,705	113,499	(38,835)
Comprehensive income (loss) attributable to noncontrolling interest	(742)	45	(538)	138
Consolidated comprehensive income (loss)	$1,363	$3,750	$112,961	$(38,697)

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(15,020)	—	(15,020)	(714)	(15,734)
Other comprehensive income (loss)	—	—	—	(23,815)	(23,815)	852	(22,963)
Retired treasury stock from employee tax withholdings	—	(570)	—	—	(570)	—	(570)
Retired treasury stock from share repurchases	(8)	(9,773)	(4,336)	—	(14,117)	—	(14,117)
Exercise of stock options	—	1,013	—	—	1,013	—	1,013
Non-cash compensation related to equity awards	3	4,566	—	—	4,569	—	4,569
Balance at June 30, 2015	$313	$356,578	$148,685	$(123,033)	$382,543	$37,806	$420,349

Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	95,488	—	95,488	(1,075)	94,413
Other comprehensive income	—	—	—	18,011	18,011	537	18,548
Retired treasury stock from employee tax withholdings	(1)	(966)	—	—	(967)	—	(967)
Exercise of stock options	—	281	—	—	281	—	281
Non-cash compensation related to equity awards	3	5,128	—	—	5,131	—	5,131
Balance at June 30, 2016	$308	$354,314	$242,619	$(120,557)	$476,684	$33,714	$510,398

See Notes to Condensed Consolidated Financial Statements

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$94,413	$(15,734)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,936	30,707
Amortization of debt premium and original issue discount	3,258	(86)
Amortization of debt issuance costs	3,565	1,107
(Gain) loss on disposal of property, plant, and equipment	113	(8)
Disposition and exit of business activities	(40,001)	—
Loss on extinguishment of debt	13,423	—
Earnings from unconsolidated joint venture, net of dividends received	229	185
Deferred income tax benefit	(4,827)	(3,124)
Release of valuation allowance	(86,631)	—
Share-based compensation	5,131	4,569
Decrease (increase) in:
Accounts receivable	(20,568)	(6,530)
Inventories of products, materials, and supplies	36,045	50,487
Other assets	(2,265)	(7,279)
Increase (decrease) in:
Accounts payable-trade	(5,140)	(3,629)
Other payables and accruals	(18,087)	(2,502)
Other long-term liabilities	325	(490)
Due to related party	(763)	(3,438)
Net cash provided by operating activities	40,156	44,235
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(39,730)	(28,030)
KFPC purchase of property, plant, and equipment	(12,878)	(34,250)
Purchase of software and other intangibles	(1,492)	(1,140)
Acquisition, net of cash acquired	(1,312,105)	—
Sale of assets	72,803	—
Net cash used in investing activities	(1,293,402)	(63,420)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,782,965	25,000
Repayments of debt	(450,133)	(25,000)
KFPC proceeds from debt	24,339	42,822
Capital lease payments	(69)	(65)
Purchase of treasury stock	(967)	(14,687)
Proceeds from the exercise of stock options	281	1,013
Settlement of interest rate swap	(5,155)	—
Debt issuance costs	(57,646)	—
Net cash provided by financing activities	1,293,615	29,083
Effect of exchange rate differences on cash	134	(3,502)
Net increase in cash and cash equivalents	40,503	6,396
Cash and cash equivalents, beginning of period	70,049	53,818
Cash and cash equivalents, end of period	$110,552	$60,214
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$5,888	$4,630
Cash paid during the period for interest, net of capitalized interest	$38,035	$10,329
Capitalized interest	$2,523	$2,407
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$26,643	$2,945
Asset acquired through capital lease	$—	$681

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
References in this report to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Performance Polymers, Inc. and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses, except for historical financial information prior to the January 6, 2016 Arizona Chemical Acquisition.
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
Significant items subject to such estimates and assumptions include

•	the useful lives of long-lived assets;

•	estimates of fair value for assets acquired and liabilities assumed in business combinations;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred tax assets, property, plant and equipment, intangible assets, inventory, investments, and share-based compensation; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations (“ARO”), income tax uncertainties and other contingencies.
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
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard changes the consolidation analysis currently required under U.S. generally accepted accounting principles ("GAAP"). This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We adopted this standard in the first quarter of 2016 and there was no material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard in the first quarter of 2016. As a result of retrospective application, the adoption of this standard resulted in reductions of approximately $1.3 million, $12.1 million, and $13.5 million of other current assets, debt issuance costs, and long-term debt, respectively, as of December 31, 2015. Furthermore, we had a material change in debt issuance costs in association with the financing for the Arizona Chemical Acquisition in the first quarter of 2016. See Note 8 Long Term Debt for further information about debt issuance costs as of June 30, 2016.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This includes recording in the reporting period the effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard in the first quarter of 2016 and will apply such guidance on our recording of the Arizona Chemical Acquisition. See Note 3 Acquisition of Arizona Chemical for further information about the measurement period for this acquisition.
New Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.
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

3. Acquisition of Arizona Chemical
On January 6, 2016, we acquired all of the capital stock of Arizona Chemical for a purchase price of $1,361.9 million. In accordance with the sale and purchase agreement, we finalized the purchase price with the sellers and received $5.1 million of cash during the three months ended June 30, 2016.
The $1,361.9 million purchase price for the Arizona Chemical Acquisition, the cash tender offer and redemption of all outstanding 6.75% senior notes due 2019, and the related acquisition and financing expenses for the Arizona Chemical Acquisition were funded through the following transactions:

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
For the three and six months ended June 30, 2016, respectively, we recognized $11.8 million and $18.6 million of transaction and integration related costs which are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes the preliminary purchase price allocation for the Arizona Chemical Acquisition. This allocation is based on management’s estimates, judgments, and assumptions which are subject to change upon final valuation and should be treated as preliminary values. We have not finalized the allocation of the purchase consideration to the estimated fair value of (1) property, plant, and equipment; (2) intangible assets; (3) deferred income taxes and uncertain tax positions, and we are continuing to review all of the working capital acquired.

	Weighted Average Amortization Period	Fair Value
		(In thousands)
Cash		$49,835
Inventories (1)		122,305
Litigation asset		94,204
Accounts receivable and other current assets		118,394
Property, plant, and equipment		350,584
Intangible assets: (2)	13.8 years
Contractual Agreements	12 years	190,400
Customer Relationships	17 years	105,000
Technology	16 years	100,000
Trade Name	10 years	50,000
Software	5-10 years	4,140
Goodwill		735,503
Other long-term assets		3,662

Current liabilities		(116,391)
Income tax liabilities		(304,593)
Leases		(422)
Other long-term liabilities		(140,681)
Purchase price		1,361,940

Cash		49,835
Purchase price, net of cash acquired		$1,312,105
_______________________

(1)	An adjustment of approximately $24.7 million was recorded to reflect Arizona Chemical's inventories at fair value and increased cost of sales by the same amount for the six months ended June 30, 2016.

(2)
Aggregate amortization expense was approximately $16.3 million from January 6, 2016 through June 30, 2016. Estimated amortization expense 2016—$33.5 million; 2017—$33.5 million; 2018—$33.3 million; 2019—$33.3 million; and 2020—$33.3 million.

Goodwill has been calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. See Note 13 Industry Segments and Foreign Operations for further information regarding our reportable segments. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
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
Arizona Chemical contributed revenue and net income of $361.4 million and $19.1 million, respectively, to the consolidated operating results of Kraton for the period from January 6, 2016 through June 30, 2016. The following unaudited pro forma information presents consolidated information as if the Arizona Chemical Acquisition had occurred on January 1, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$454,649	$465,396	$874,572	$930,813
Net income (loss) attributable to Kraton	$7,401	$(14,153)	$120,280	$(51,456)
Earnings per share
Basic	$0.24	$(0.45)	$3.91	$(1.64)
Diluted	$0.24	$(0.45)	$3.86	$(1.64)
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

4. Disposition and Exit of Business Activities
Exit of NEXARTM
In June 2016, we exited our NEXARTM product line due to the loss of key customers. We recorded a loss related to this exit activity of $8.6 million in the three months ended June 30, 2016. This loss includes $5.3 million for the write off of inventory and associated disposal costs and $3.2 million for the write off of fixed assets.
Disposition of Joint Venture
In May 2016, as the result of a legal settlement with our joint venture partner BASF, S.A., we dissolved our joint venture in Paulinia, Brazil.  As part of the settlement, we obtained 100% interests in the joint venture and the real estate, building, and other assets of the joint venture located at our Paulinia manufacturing facility.  In accordance with 323-10-35 Dissolution of a Joint Venture, we recorded a gain of $3.2 million during the three months ended June 30, 2016 for the fair market value of these assets less the carrying value of our investment in the joint venture.
Sale of Global Compounding Unit
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”). The BCU is used to manufacture HSBC and USBC based compounds. The $72.8 million purchase price, including the post-closing working capital adjustment, $72.0 million of which was paid in cash at closing, was used to pay down existing indebtedness during the first quarter of 2016. We recognized a gain on the sale of $45.4 million during the six months ended June 30, 2016. In connection with the sale, we entered into an exclusive polymer supply agreement with a seven year term and a compound manufacturing agreement for a transition period of up to two years with the purchaser. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical and automotive applications, with the compound sales primarily reported under the Specialty Polymers product group.

5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.0 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively.

6. Detail of Certain Balance Sheet Accounts

	June 30, 2016	December 31, 2015
	(In thousands)
Inventories of products:
Finished products	$232,853	$211,273
Work in progress	5,453	4,501
Raw materials	92,605	48,333
Total inventories of products	$330,911	$264,107

Intangible assets:
Contractual agreements	$190,400	$—
Technology	145,523	45,553
Customer relationships	140,145	35,145
Tradenames/trademarks	76,965	26,562
Software	38,839	34,435
Intangible assets	591,872	141,695
Less accumulated amortization:
Contractual agreements	7,586	—
Technology	40,298	35,833
Customer relationships	32,256	28,170
Tradenames/trademarks	22,065	18,819
Software	20,057	17,271
Total accumulated amortization	122,262	100,093
Intangible assets, net of accumulated amortization	$469,610	$41,602

Other payables and accruals:
Employee related	$27,091	$23,850
Interest payable	29,381	8,004
Arizona Chemical transaction accrual	—	18,267
Property, plant, and equipment accruals	24,771	16,142
Other	47,901	24,748
Total other payables and accruals	$129,144	$91,011

Other long-term liabilities:
Pension and other post-retirement benefits	$118,840	$85,997
Other	23,632	10,995
Total other long-term liabilities	$142,472	$96,992

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Loss on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
Balance at December 31, 2014	$(21,870)	$—	$(1,926)	$(75,422)	$(99,218)
Other comprehensive loss before reclassifications	(23,815)	—	—	—	(23,815)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net other comprehensive loss for the year	(23,815)	—	—	—	(23,815)
Balance at June 30, 2015	(45,685)	—	(1,926)	(75,422)	(123,033)

Balance at December 31, 2015	(65,995)	—	(1,926)	(70,647)	(138,568)
Other comprehensive income (loss) before reclassifications	23,317	(5,306)	—	—	18,011
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	23,317	(5,306)	—	—	18,011
Balance at June 30, 2016	$(42,678)	$(5,306)	$(1,926)	$(70,647)	$(120,557)

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 684,262 and 564,740 for the three months ended June 30, 2016 and 2015, respectively, and 684,066 and 550,842 for the six months ended June 30, 2016 and 2015, respectively. We withheld shares of restricted stock of 595 and 919 for the three months ended June 30, 2016 and 2015, respectively, and 55,580 and 27,947 for the six months ended June 30, 2016 and 2015, respectively, to satisfy employee payroll tax withholding requirements. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.
The computation of diluted EPS includes weighted average restricted share units of 178,946 and 177,475 for the three and six months ended June 30, 2016, respectively. The computation of diluted EPS excludes weighted average restricted share units of 143,817 and 128,292 for the three and six months ended June 30, 2015, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for each period.
The computation of diluted EPS includes weighted average performance share units of 32,498 for the three and six months ended June 30, 2016, respectively. The computation of diluted EPS excludes weighted average performance share units of 32,498 and 34,106 for the three and six months ended June 30, 2015, respectively, as they are anti-dilutive due to a net loss attributable to Kraton for each period. In addition, the computation of diluted earnings per share also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 505,387 for the three and six months ended June 30, 2016 and 279,328 for the three and six months ended June 30, 2015.
The computation of diluted EPS includes stock options added under the treasury method of 216,892 and 145,778 for the three and six months ended June 30, 2016, respectively, and excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 1,491,348 for the three and six months ended June 30, 2015.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$7,401	30,842		$(5,564)	31,336
Amounts allocated to unvested restricted shares	(164)	(684)		100	(564)
Amounts available to common stockholders	7,237	30,158	$0.24	(5,464)	30,772	$(0.18)
Diluted:
Amounts allocated to unvested restricted shares	164	684		(100)	564
Non participating share units	—	211		—	—
Stock options added under the treasury stock method	—	217		—	—
Amounts reallocated to unvested restricted shares	(162)	(684)		100	(564)
Amounts available to stockholders and assumed conversions	$7,239	30,586	$0.24	$(5,464)	30,772	$(0.18)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$95,488	30,779		$(15,020)	31,470
Amounts allocated to unvested restricted shares	(2,122)	(684)		263	(551)
Amounts available to common stockholders	93,366	30,095	$3.10	(14,757)	30,919	$(0.48)
Diluted:
Amounts allocated to unvested restricted shares	2,122	684		(263)	551
Non participating share units	—	210		—	—
Stock options added under the treasury stock method	—	146		—	—
Amounts reallocated to unvested restricted shares	(2,098)	(684)		263	(551)
Amounts available to stockholders and assumed conversions	$93,390	30,451	$3.07	$(14,757)	30,919	$(0.48)

8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2016				December 31, 2015
	Principal	Discount	Debt Issuance Costs	Total	Principal	Premium	Debt Issuance Costs (1)	Total
	(In thousands)
Term Loan	$1,278,000	$(37,304)	$(34,553)	$1,206,143	$—	$—	$(6,000)	$(6,000)
10.5% Senior Notes	440,000	(16,548)	(17,983)	405,469	—	—	(2,819)	(2,819)
6.75% Senior Notes	—	—	—	—	350,000	651	(4,268)	346,383
ABL Facility	30,000	—	—	30,000	—	—	—	—
KFPC Loan Agreement	102,864	—	(303)	102,561	76,912	—	(378)	76,534
Capital lease obligation	1,564	—	—	1,564	1,634	—	—	1,634
Total debt	1,852,428	(53,852)	(52,839)	1,745,737	428,546	651	(13,465)	415,732
Less current portion of total debt	145	—	—	145	141	—	—	141
Long-term debt	$1,852,283	$(53,852)	$(52,839)	$1,745,592	$428,405	$651	$(13,465)	$415,591

____________________________________________________
(1) Prior to the adoption of ASU No. 2015-03, debt issuance costs of $1.3 million and $12.1 million were previously recorded in other current assets and debt issuance costs, respectively in the Consolidated Balance Sheet as of December 31, 2015.
Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In conjunction with the closing of the Arizona Chemical Acquisition on January 6, 2016, we amended and restated our asset-based revolving credit facility (“ABL Facility”) and the debt issuance costs associated with these efforts were recorded within other current assets and debt issuance costs in the accompanying Condensed Consolidated Balance Sheets. We deferred $61.3 million of debt issuance costs related to the debt financing in conjunction with the Arizona Chemical Acquisition, of which $8.8 million was deferred in the fourth quarter of 2015, $1.7 million was carried over from our previous debt issuance costs and $50.8 million was deferred during the six months ended June 30, 2016. We had net debt issuance cost of $58.1 million as of June 30, 2016, of which $5.3 million related to our ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $52.8 million is recorded as a reduction to long-term debt. We amortized $3.0 million related to the debt issuance costs included in long-term debt and $0.6 million related to the ABL Facility during the six months ended June 30, 2016.
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
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of compounding assets was used to pay down existing indebtedness under the Term Loan Facility. As a result, our next scheduled principal payment is not due until the third quarter of 2017.
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
ABL Facility. In January 2016, we entered into an amended and restated ABL Facility which provides financing of up to $250.0 million. We had $30.0 million drawn under this facility as of June 30, 2016. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the facility.
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
Borrowings under the ABL Facility bear interest at a rate per annum equal to the applicable margin plus (1) a base rate determined by reference to the prime rate of Bank of America, N.A. in the jurisdiction where the currency is being funded or (2) LIBOR for loans that bear interest based on LIBOR. The initial applicable margin for borrowings under the ABL Facility is 0.5% with respect to U.S. base rate borrowings and 1.5% with respect to LIBOR or borrowings made on a European base rate. The applicable margin ranges from 0.5% to 1.0% with respect to U.S. base rate borrowings and 1.5% to 2.0% for LIBOR or borrowings made on a European base rate per annum based on the average excess availability for the prior fiscal quarter. In addition to paying interest on outstanding principal amounts under the ABL Facility, we are required to pay a commitment fee in respect of the un-utilized commitments at an annual rate of 0.375%.

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
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $169.9 million (converted at the June 30, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $132.5 million (converted at the June 30, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $37.4 million (converted at the June 30, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2016, NTD 3.3 billion, or $102.9 million (converted at the June 30, 2016 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and six months ended June 30, 2016, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.80%.
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

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2016, are as follows:

Principal Payments
(In thousands)
July 1, 2016 through June 30, 2017	$145
July 1, 2017 through June 30, 2018	83,727
July 1, 2018 through June 30, 2019	88,237
July 1, 2019 through June 30, 2020	129,392
July 1, 2020 through June 30, 2021	67,685
Thereafter	1,483,242
Total debt	$1,852,428
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$100	$—	$100	$—
Retirement plan asset – noncurrent	Other long-term assets	2,292	2,292	—	—
Derivative liability – noncurrent	Other long-term liability	(7,980)	—	(7,980)	—
Total		$(5,588)	$2,292	$(7,880)	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	1,636	1,636	—	—
Total		$1,908	$1,908	$—	$—
The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term Loan (significant other observable inputs – level 2)	$1,278,000	$1,262,025	$—	$—
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$471,900	$—	$—
6.75% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$350,000	$350,000
ABL Facility (quoted prices in active market for identical assets – level 1)	$30,000	$30,000	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$1,564	$1,564	$1,634	$1,634
KFPC Loan Agreement	$102,864	$102,864	$76,912	$76,912

Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
On February 18, 2016, we entered into a series of interest rate swap agreements in an effort to convert a substantial portion of our future interest payments pursuant to the Term Loan Facility to a fixed interest rate. On February 18, 2016, we entered into two interest rate swaps, each with a notional value of $323.9 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We entered into two more interest rate swaps on March 21, 2016, each with a notional value of $138.8 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We recorded an unrealized loss of $4.9 million and $8.0 million in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements for the three and six months ended June 30, 2016, respectively.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended June 30, 2016 and 2015, we settled these hedges and recorded a loss of $0.3 million and a loss of $0.1 million, respectively, and for the six months ended June 30, 2016 and 2015, we settled these hedges and recorded a gain of $1.9 million and a loss of $4.0 million, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
On January 6, 2016, we acquired several foreign currency forward contracts from Arizona Chemical, which are used to manage future cash flows with respect to exchange rate fluctuations. One of our subsidiaries, Arizona Chemical BV, a Netherlands based entity with a Euro functional currency, is a party to foreign currency forward contracts to purchase Swedish Krona and United States Dollars to hedge certain intercompany foreign exchange exposures. We have designated both of these forward contracts as a cash flow hedge. These contracts were entered into on various dates beginning in October 2015 through January 6, 2016 with various maturity dates from January 2016 through December 2016. The notional amount of these contracts was EUR 6.4 million or $5.8 million (converted at the June 30, 2016 exchange rate). We recorded an unrealized gain of $0.2 million in accumulated other comprehensive income (loss) related to the effective portion of these forward contracts for the three months ended June 30, 2016.
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

10. Income Taxes
Income tax expense was $1.0 million for both the three months ended June 30, 2016 and 2015, respectively, and income tax benefit was $85.2 million and income tax expense was $1.1 million during the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was an expense of 13.0% and 19.9% for the three months ended June 30, 2016 and 2015, respectively, and a benefit of 927.2% and an expense 7.2% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the six months ended June 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25%, 22%, and 20%, respectively. During the six months ended June 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income taxes at the statutory rate	$2,764	$(1,750)	$3,217	$(5,136)
State taxes, net of federal benefit	(635)	—	(593)	—
Foreign tax rate differential	(2,352)	(617)	(3,582)	(290)
Permanent differences	1,744	487	2,669	1,030
Uncertain tax positions	341	161	636	313
Valuation allowance	(848)	2,787	(87,580)	5,392
Other	15	(75)	11	(250)
Income tax expense (benefit)	$1,029	$993	$(85,222)	$1,059

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income taxes at the statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(8.0)	—	(6.5)	—
Foreign tax rate differential	(29.8)	12.3	(39.0)	2.0
Permanent differences	22.1	(9.7)	29.0	(7.0)
Uncertain tax positions	4.3	(3.2)	6.9	(2.1)
Valuation allowance	(10.7)	(55.7)	(952.9)	(36.7)
Other	0.1	1.4	0.3	1.6
Effective tax rate	13.0%	(19.9)%	(927.2)%	(7.2)%
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, we had recorded a valuation allowance of $43.8 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. As part of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. We decreased our valuation allowances by $0.8 million for the three months ended June 30, 2016, which represents the utilization of net operating losses. We increased our valuation allowance by $3.3 million for the three months ended June 30, 2015, which includes $2.8 million related to current period net operating losses and $0.5 million related to changes in other comprehensive income (loss). During the six months ended June 30, 2016, we released $56.4 million of the valuation allowances, of which $87.6 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. We increased our valuation allowances by $4.3 million for the six months ended June 30, 2015, which included $5.4 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss).

In purchase accounting, we recorded $62.6 million of deferred taxes on the U.S. parent’s inside basis differences of the acquired foreign assets of Arizona Chemical.
As of June 30, 2016 and December 31, 2015, we had total unrecognized tax benefits of $13.6 million and $4.3 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended June 30, 2016 and 2015, we had an increase in uncertain foreign tax positions of $0.2 million and $0.3 million, respectively,. We had an increase of $9.3 million during the six months ended June 30, 2016, primarily related to assumed uncertain tax positions in the United States in connection with the Arizona Chemical Acquisition. There were no changes to uncertain tax positions during the six months ended June 30, 2015. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. We believe that no current tax positions resulting in unrecognized tax benefits will significantly increase or decrease within one year; however, we are continuing to evaluate the uncertain tax positions assumed in connection with the Arizona Chemical Acquisition.
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

11. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at June 30, 2016 are as follows: 2016—$14.7 million; 2017—$21.2 million; 2018—$14.8 million; 2019—$12.7 million; 2020—$10.9 million; and 2021 and thereafter—$20.3 million.
(b) Legal Proceedings
In connection with the closing of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for an open legal proceeding related to a claim from a former customer of Arizona Chemical. On March 21, 2011, Arizona Chemical received a claim from this former customer relating to an alleged breach of warranty and breach of contract regarding delivery of resin products during the period from 2005 through 2009. In March 2014, the jury returned a verdict against Arizona Chemical for $70.1 million. In addition, the trial court entered two separate judgments against Arizona Chemical in April 2015 for attorneys’ costs and interest totaling $26.3 million. Arizona Chemical has filed appeals with the Florida First District Court of Appeal to dispute all three judgments. On May 20, 2016, the appellate court affirmed the jury's verdict on the merits in the underlying case. On July 18, 2016, the appellate court reversed and remanded the trial court’s judgment related to interest. On July 19, 2016, the appellate court affirmed the trial court’s judgment related to the attorneys’ costs. These claims are covered by insurance and we expect the insurance company to reimburse us for the full amount of any judgments that are upheld on appeal, which is the $96.4 million litigation receivable recorded as of June 30, 2016. The appellate court’s affirmation will be appealed to the Florida Supreme Court.
We received notice from the tax authorities in Brazil assessing R$6.1 million, or $1.9 million (converted at the June 30, 2016 exchange rate), in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liabilities are as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Beginning balance	$10,078	$10,394
Obligations assumed in Arizona Chemical Acquisition	1,908	—
Additional accruals	2,144	—
Accretion expense	220	212
Obligations settled	(1,745)	(2)
Foreign currency translation, net	87	(306)
Ending Balance	$12,692	$10,298
We assumed $1.9 million of an ARO liability from Arizona Chemical as of January 6, 2016 associated with the demolition and decommissioning of manufacturing facility assets. For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a liability and corresponding receivable of $3.8 million and $3.6 million as of June 30, 2016 and 2015, respectively, pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemicals .
(c) Environmental Obligations.
In connection with the Arizona Chemical Acquisition, we assumed environmental obligations of $3.2 million associated with historical site matters, and a corresponding reserve of $3.2 million relating from an indemnification agreement with International Paper, Arizona Chemical's former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

12. Employee Benefits
Retirement Plans.
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans(1)	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans(1)
	(In thousands)
Service cost	$815	$555	$835	$—	$1,747	$1,076	$1,765	$—
Interest cost	1,839	839	1,627	—	3,686	1,632	3,240	—
Expected return on plan assets	(2,332)	(975)	(2,100)	—	(4,667)	(1,895)	(4,230)	—
Amortization of prior service cost	637	6	1,010	—	1,400	12	2,120	—
Net periodic benefit cost	$959	$425	$1,372	$—	$2,166	$825	$2,895	$—
___________________________________________________

(1)	Prior to the Arizona Chemical Acquisition our non-US plans were immaterial.
We made contributions of $2.9 million and $1.1 million to our pension plans in the six months ended June 30, 2016 and 2015, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$127	$137	$270	$300
Interest cost	365	315	700	635
Amortization of prior service cost	173	180	305	380
Net periodic benefit cost	$665	$632	$1,275	$1,315

13. Industry Segments and Foreign Operations
Historically, we have reported one segment for the manufacturing and marketing of engineered polymers. Commensurate with the acquisition on January 6, 2016, Arizona Chemical became a separate operating segment with our operations managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment's operating results in order to allocate resources and in assessing the company's performance. In accordance with ASC 280, Segment Reporting, we have presented operating income (loss) for each segment. The following table summarizes our operating results by segment. We currently do not have sales between segments.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Polymer	Chemical (1)	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$270,119	$184,530	$454,649	$255,908	$—	$255,908
Cost of goods sold	202,878	119,874	322,752	208,472	—	208,472
Gross profit	67,241	64,656	131,897	47,436	—	47,436
Operating expenses:
Research and development	7,236	2,878	10,114	7,801	—	7,801
Selling, general, and administrative	27,113	16,101	43,214	23,622	—	23,622
Depreciation and amortization	15,630	16,152	31,782	15,411	—	15,411
Operating income	$17,262	$29,525	46,787	$602	$—	602
Disposition and exit of business activities			(5,250)			—
Earnings of unconsolidated joint venture			102			102
Interest expense, net			(33,742)			(5,704)
Income (loss) before income taxes			$7,897			$(5,000)
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $10.0 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Polymer	Chemical (1)	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$513,162	$361,410	$874,572	$517,337	$—	$517,337
Cost of goods sold	380,396	268,461	648,857	423,340	—	423,340
Gross profit	132,766	92,949	225,715	93,997	—	93,997
Operating expenses:
Research and development	15,088	5,602	20,690	15,748	—	15,748
Selling, general, and administrative	56,248	36,828	93,076	50,571	—	50,571
Depreciation and amortization	30,222	31,714	61,936	30,707	—	30,707
Operating income (loss)	$31,208	$18,805	50,013	$(3,029)	$—	(3,029)
Disposition and exit of business activities			40,001			—
Loss on extinguishment of debt			(13,423)			—
Earnings of unconsolidated joint venture			180			178
Interest expense, net			(67,580)			(11,824)
Income (loss) before income taxes			$9,191			$(14,675)
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories, and $19.6 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

The following table presents long-lived assets including goodwill and total assets.

	June 30, 2016			December 31, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$541,990	$355,174	$897,164	$517,673	$—	$517,673
Investment in unconsolidated joint venture	$11,409	$—	$11,409	$11,628	$—	$11,628
Goodwill	$—	$735,495	$735,495	$—	$—	$—
Total assets	$1,075,694	$1,907,962	$2,983,656	$1,079,235	$—	$1,079,235
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
United States	$168,308	$78,465	$331,352	$162,167
Germany	47,165	29,027	88,286	59,703
All other countries	$239,176	$148,416	454,934	295,467
	$454,649	$255,908	$874,572	$517,337
Following is a summary of long-lived assets by geographic region:

	June 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets, at cost:
United States	$769,859	$497,653
Taiwan	160,163	135,410
France	121,187	112,767
Brazil	73,545	56,344
Germany	62,698	56,292
All other countries	120,027	41,364
	$1,307,479	$899,830

Our capital expenditures for the Polymer segment were $20.9 million and $28.0 million during the six months ended June 30, 2016 and 2015, respectively, and capital expenditures for our Chemical segment were $18.8 million during the six months ended June 30, 2016.

14. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the Condensed Consolidated Balance Sheets is related to this joint venture and the purchases from the joint venture amounted to $6.2 million and $8.3 million for the three months ended June 30, 2016 and 2015, respectively, and $13.9 million and $14.8 million for the six months ended June 30, 2016 and 2015, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended June 30, 2016. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

In 2015, one of our board members was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio, facility. Our total purchases from Jacobs during the three and six months ended June 30, 2016 were $2.8 million and $5.3 million, respectively, and our outstanding payables was $1.2 million as of June 30, 2016.

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
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2016 and December 31, 2015 for KFPC before intercompany eliminations. See Note 8 Long-Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	June 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$14,826	$9,315
Other current assets	10,153	6,922
Property, plant, and equipment	159,918	135,230
Intangible assets	9,352	9,203
Other long-term assets	1,611	1,424
Total assets	$195,860	$162,094

Current liabilities	$25,872	$17,057
Long-term debt	102,561	76,534
Total liabilities	$128,433	$93,591

16. Supplemental Guarantor Information
Kraton Polymers LLC and its wholly-owned financing subsidiary, Kraton Polymers Capital Corporation (together, the “Issuers”,) issued $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes are general unsecured, senior obligations of the Issuers and are unconditionally guaranteed on a senior unsecured basis by KPPI and each of its wholly-owned domestic subsidiaries, excluding the Issuers. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than KPPI) would provide any additional information that would be material to investors in making an investment decision.

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2016
(Unaudited)
(In thousands, except par value)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$10,516	$100,036	$—	$110,552
Receivables, net of allowances	—	871	87,019	123,319	—	211,209
Inventories of products	—	(1,910)	184,950	147,871	—	330,911
Inventories of materials and supplies	—	—	12,690	7,081	—	19,771
Other current assets	—	8,129	26,591	30,742	—	65,462
Total current assets	—	7,090	321,766	409,049	—	737,905
Property, plant, and equipment, less accumulated depreciation	—	30,664	520,905	345,595	—	897,164
Goodwill	—	—	730,304	5,191	—	735,495
Intangible assets, less accumulated amortization	—	34,560	401,172	33,878	—	469,610
Investment in consolidated subsidiaries	597,241	2,914,793	—	—	(3,512,034)	—
Investment in unconsolidated joint venture	—	813	—	10,596	—	11,409
Debt issuance costs	—	—	4,121	—	—	4,121
Deferred income taxes	—	322	—	3,950	—	4,272
Litigation asset	—	—	96,404	—	—	96,404
Other long-term assets	—	38,331	15,500	135,797	(162,352)	27,276
Total assets	$597,241	$3,026,573	$2,090,172	$944,056	$(3,674,386)	$2,983,656
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$145	$—	$—	$145
Accounts payable-trade	—	1,362	65,262	64,665	—	131,289
Other payables and accruals	—	39,117	31,347	58,680	—	129,144
Due to related party	—	—	—	15,033	—	15,033
Total current liabilities	—	40,479	96,754	138,378	—	275,611
Long-term debt, net of current portion	—	1,611,612	31,419	102,561	—	1,745,592
Deferred income taxes	—	(83,484)	284,815	11,567	—	212,898
Litigation payable	—	—	96,685	—	—	96,685
Other long-term liabilities	—	869,758	(720,980)	156,046	(162,352)	142,472
Total liabilities	—	2,438,365	(211,307)	408,552	(162,352)	2,473,258
Commitments and contingencies (note 11)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	308	—	—	—	—	308
Additional paid in capital	354,314	—	—	—	—	354,314
Member's equity	—	597,241	2,363,208	551,585	(3,512,034)	—
Retained earnings	242,619	—	—	—	—	242,619
Accumulated other comprehensive loss	—	(9,033)	(61,729)	(49,795)	—	(120,557)
Kraton stockholders' and member's equity	597,241	588,208	2,301,479	501,790	(3,512,034)	476,684
Noncontrolling interest	—	—	—	33,714	—	33,714
Total stockholders' and member's equity	597,241	588,208	2,301,479	535,504	(3,512,034)	510,398
Total liabilities and stockholders' and member's equity	$597,241	$3,026,573	$2,090,172	$944,056	$(3,674,386)	$2,983,656
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$220,039	$273,152	$(38,542)	$454,649
Cost of goods sold	—	13,876	139,299	208,119	(38,542)	322,752
Gross profit (loss)	—	(13,876)	80,740	65,033	—	131,897
Operating expenses:
Research and development	—	(488)	2,683	7,919	—	10,114
Selling, general, and administrative	—	(6,458)	26,103	23,569	—	43,214
Depreciation and amortization	—	5,610	21,621	4,551	—	31,782
Total operating income (loss)	—	(12,540)	30,333	28,994	—	46,787
Disposition and exit of business activities	—	—	(8,430)	3,180	—	(5,250)
Earnings in consolidated subsidiaries	6,868	50,024	—	—	(56,892)	—
Earnings of unconsolidated joint venture	—	—	—	102	—	102
Interest income (expense), net	—	(33,989)	(151)	398	—	(33,742)
Income before income taxes	6,868	3,495	21,752	32,674	(56,892)	7,897
Income tax benefit (expense)	—	3,373	(5,513)	1,111	—	(1,029)
Consolidated net income	6,868	6,868	16,239	33,785	(56,892)	6,868
Net loss attributable to noncontrolling interest	—	—	—	533	—	533
Net income attributable to Kraton	$6,868	$6,868	$16,239	$34,318	$(56,892)	$7,401
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$141,534	$162,142	$(47,768)	$255,908
Cost of goods sold	—	5,301	122,493	128,446	(47,768)	208,472
Gross profit (loss)	—	(5,301)	19,041	33,696	—	47,436
Operating expenses:
Research and development	—	1,844	963	4,994	—	7,801
Selling, general, and administrative	—	(450)	8,343	15,729	—	23,622
Depreciation and amortization	—	5,607	7,080	2,724	—	15,411
Total operating income (loss)	—	(12,302)	2,655	10,249	—	602
Earnings (loss) in consolidated subsidiaries	(5,993)	12,412	—	—	(6,419)	—
Earnings of unconsolidated joint venture	—	—	—	102	—	102
Interest income (expense), net	—	(6,161)	342	115	—	(5,704)
Income (loss) before income taxes	(5,993)	(6,051)	2,997	10,466	(6,419)	(5,000)
Income tax benefit (expense)	—	58	(10)	(1,041)	—	(993)
Consolidated net income (loss)	(5,993)	(5,993)	2,987	9,425	(6,419)	(5,993)
Net loss attributable to noncontrolling interest	—	—	—	429	—	429
Net income (loss) attributable to Kraton	$(5,993)	$(5,993)	$2,987	$9,854	$(6,419)	$(5,564)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$431,079	$520,647	$(77,154)	$874,572
Cost of goods sold	—	571	311,885	413,555	(77,154)	648,857
Gross profit (loss)	—	(571)	119,194	107,092	—	225,715
Operating expenses:
Research and development	—	1,185	5,432	14,073	—	20,690
Selling, general, and administrative	—	(1,122)	48,067	46,131	—	93,076
Depreciation and amortization	—	11,201	42,134	8,601	—	61,936
Total operating income (loss)	—	(11,835)	23,561	38,287	—	50,013
Disposition and exit of business activities	—	—	36,821	3,180	—	40,001
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	94,413	100,003	—	—	(194,416)	—
Earnings of unconsolidated joint venture	—	—	—	180	—	180
Interest income (expense), net	—	(67,358)	(892)	670	—	(67,580)
Income before income taxes	94,413	7,387	59,490	42,317	(194,416)	9,191
Income tax benefit (expense)	—	87,026	(2,359)	555	—	85,222
Consolidated net income	94,413	94,413	57,131	42,872	(194,416)	94,413
Net loss attributable to noncontrolling interest	—	—	—	1,075	—	1,075
Net income attributable to Kraton	$94,413	$94,413	$57,131	$43,947	$(194,416)	$95,488
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$286,020	$321,347	$(90,030)	$517,337
Cost of goods sold	—	10,866	239,413	263,091	(90,030)	423,340
Gross profit (loss)	—	(10,866)	46,607	58,256	—	93,997
Operating expenses:
Research and development	—	1,193	1,865	12,690	—	15,748
Selling, general, and administrative	—	(6,535)	22,561	34,545	—	50,571
Depreciation and amortization	—	11,245	13,981	5,481	—	30,707
Total operating income (loss)	—	(16,769)	8,200	5,540	—	(3,029)
Earnings (loss) in consolidated subsidiaries	(15,734)	13,645	—	—	2,089	—
Earnings of unconsolidated joint venture	—	—	—	178	—	178
Interest income (expense), net	—	(12,422)	473	125	—	(11,824)
Income (loss) before income taxes	(15,734)	(15,546)	8,673	5,843	2,089	(14,675)
Income tax benefit (expense)	—	(188)	527	(1,398)	—	(1,059)
Consolidated net income (loss)	(15,734)	(15,734)	9,200	4,445	2,089	(15,734)
Net loss attributable to noncontrolling interest	—	—	—	714	—	714
Net income (loss) attributable to Kraton	$(15,734)	$(15,734)	$9,200	$5,159	$2,089	$(15,020)
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$6,868	$6,868	$16,239	$34,318	$(56,892)	$7,401
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	(2,250)	—	(2,250)
Unrealized loss on cash flow hedges, net of tax benefit of $1,710	—	(3,168)	—	122	—	(3,046)
Other comprehensive income (loss), net of tax	—	(3,168)	—	(2,128)	—	(5,296)
Comprehensive income (loss) attributable to Kraton	6,868	3,700	16,239	32,190	(56,892)	2,105
Comprehensive loss attributable to noncontrolling interest	—	—	—	(742)	—	(742)
Consolidated comprehensive income (loss)	$6,868	$3,700	$16,239	$31,448	$(56,892)	$1,363
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$94,413	$94,413	$57,131	$43,947	$(194,416)	$95,488
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	23,317	—	23,317
Unrealized loss on cash flow hedges, net of tax benefit of $2,710	—	(5,272)	—	(34)	—	(5,306)
Other comprehensive income (loss), net of tax	—	(5,272)	—	23,283	—	18,011
Comprehensive income attributable to Kraton	94,413	89,141	57,131	67,230	(194,416)	113,499
Comprehensive loss attributable to noncontrolling interest	—	—	—	(538)	—	(538)
Consolidated comprehensive income	$94,413	$89,141	$57,131	$66,692	$(194,416)	$112,961
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(37,744)	$70,634	$7,266	$—	$40,156
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	171,097	—	—	(171,097)	—
Kraton purchase of property, plant and equipment	—	(470)	(25,452)	(13,808)	—	(39,730)
KFPC purchase of property, plant and equipment	—	—	—	(12,878)	—	(12,878)
Purchase of software and other intangibles	—	(1,268)	(268)	44	—	(1,492)
Acquisition, net of cash acquired	—	(1,367,088)	11,590	43,393	—	(1,312,105)
Sale of assets	—	—	72,803	—	—	72,803
Net cash provided by (used in) investing activities	—	(1,197,729)	58,673	16,751	(171,097)	(1,293,402)
Cash flows provided by financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(450,058)	(75)	—	—	(450,133)
KFPC proceeds from debt	—	—	—	24,339	—	24,339
Capital lease payments	—	—	(69)	—	—	(69)
Purchase of treasury stock	(967)	—	—	—	—	(967)
Cash contributions from member	—	(967)	—	—	967	—
Cash distributions to member	686	281	—	—	(967)	—
Proceeds from the exercise of stock options	281	—	—	—	—	281
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,929)	(3,717)	—	—	(57,646)
Payments on intercompany loans	—	—	(171,445)	348	171,097	—
Net cash provided by financing activities	—	1,228,217	(130,386)	24,687	171,097	1,293,615
Effect of exchange rate differences on cash	—	—	—	134	—	134
Net increase (decrease) in cash and cash equivalents	—	(7,256)	(1,079)	48,838	—	40,503
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$—	$10,516	$100,036	$—	$110,552
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

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2015
(Unaudited)
(In thousands)

	KPPI	Kraton Polymers LLC (1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(2,318)	$34,142	$12,411	$—	$44,235
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	17,213	—	—	(17,213)	—
Kraton purchase of property, plant, and equipment	—	(491)	(19,779)	(7,760)	—	(28,030)
KFPC purchase of property, plant, and equipment	—	—	—	(34,250)	—	(34,250)
Purchase of software and other intangibles	—	(1,094)	(46)	—	—	(1,140)
Net cash provided by (used in) investing activities	—	15,628	(19,825)	(42,010)	(17,213)	(63,420)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	25,000	—	—	25,000
Repayments of debt	—	—	(25,000)	—	—	(25,000)
KFPC proceeds from debt	—	—	—	42,822	—	42,822
Capital lease payments	—	—	(65)	—	—	(65)
Purchase of treasury stock	(14,687)	—	—	—	—	(14,687)
Cash contributions from member	—	(14,687)	—	—	14,687	—
Cash distributions to member	13,674	1,013	—	—	(14,687)	—
Proceeds from the exercise of stock options	1,013	—	—	—	—	1,013
Payments on intercompany loans	—	—	(17,213)	—	17,213	—
Net cash provided by (used in) financing activities	—	(13,674)	(17,278)	42,822	17,213	29,083
Effect of exchange rate differences on cash	—	—	—	(3,502)	—	(3,502)
Net increase (decrease) in cash and cash equivalents	—	(364)	(2,961)	9,721	—	6,396
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$282	$2,920	$57,012	$—	$60,214
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

17. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2016.

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

OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”) and other engineered polymers. Effective with the January 6, 2016 acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”), we are now also a leading global producer of value-added specialty products primarily derived from pine wood pulping co-products. Historically, we have reported one segment for the manufacturing and marketing of SBC's and engineered polymers. Commensurate with the January 6, 2016 acquisition, Arizona Chemical became a separate operating segment and since such date our operations have been managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying condensed consolidated financial statements since the date of acquisition.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care, and food contact. We believe the versatility of Cariflex provides opportunities for new, differentiated applications.
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

Chemical Segment
We manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch (“Pitch”). We further upgrade TOFA, TOR and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
We focus our resources on four target markets: (1) adhesives, (2) roads & construction, (3) tires, and (4) chemical intermediates. Within our target markets, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
While this business is based predominantly on the refining and upgrading of CTO and CST, we have the capacity to use both hydrocarbon-based raw materials, such as alpha-methyl-styrene (“AMS”), rosins and gum rosins where appropriate and, accordingly, are able to offer tailored solutions for our customers.
Our Chemical segment has a portfolio of innovations at various stages of development and commercialization, including:

•	adhesive tackifiers designed to enable the use of a higher amount of recycled content in packaging materials;

•	high solid adhesive dispersions for labels and tapes that allow for higher coating speeds, which lower process energy costs;

•	heat stable rheology ink resins that reduce formulation complexity for ink manufacturers while improving ink performance;

•	high performance tire tread resins that promote wet grip, fuel economy, and tire life;

•	fuel lubricity improvers that ensure low sulfur targets for diesel fuel can be met;

•	bitumen additives for the asphalt paving market that enable high recycled content in asphalt mixes; and

•	insolublemaleic rosin esters used in pavement marking binders that provide thermal oxidation resistance.
Recent Developments
Belpre Compounding Unit Asset Sale
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”). The BCU is used to manufacture HSBC and USBC based compounds. The $72.8 million purchase price, including the post-closing working capital adjustment, $72.0 million of which was paid in cash at closing, was used to pay down existing indebtedness during the first quarter of 2016. We recognized a gain on the sale of $45.4 million during the six months ended June 30, 2016. In connection with the sale, we entered into an exclusive polymer supply agreement with a seven year term and a compound manufacturing agreement for a transition period of up to two years with the purchaser. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line. Taking into consideration future polymer sales under the supply agreement, the net revenue impact resulting from the sale of the compounding assets is less than two percent of Kraton's consolidated revenue for the fiscal year ended December 31, 2015.
Factors Affecting Our Results of Operations
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from thirteen manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, Swedish Krona, and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
Our financial results are subject to gains and losses on currency translation, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses, and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses, and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $3.0 million and $3.0 million for the three months ended June 30, 2016 and 2015, respectively, and pre-tax losses of $3.5 million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively.
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue by Geography:	(In thousands)
Americas	$192,826	$97,882	$376,301	$202,261
Europe, Middle East, and Africa	161,099	85,344	308,705	171,635
Asia Pacific	100,724	72,682	189,566	143,441
Total Revenue	$454,649	$255,908	$874,572	$517,337
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as "monomers") as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials together represented approximately $144.3 million, or 44.7%, and $90.9 million, or 43.6%, of our total cost of goods sold for the three months ended June 30, 2016 and 2015, respectively, and $284.4 million, or 43.8%, and $203.6 million, or 48.1%, of our total cost of goods sold for the six months ended June 30, 2016 and 2015. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubbers. Average purchase prices of our raw materials decreased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.
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

RESULTS OF OPERATIONS

KRATON PERFORMANCE POLYMERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$454,649	$255,908	$874,572	$517,337
Cost of goods sold	322,752	208,472	648,857	423,340
Gross profit	131,897	47,436	225,715	93,997
Operating expenses:
Research and development	10,114	7,801	20,690	15,748
Selling, general, and administrative	43,214	23,622	93,076	50,571
Depreciation and amortization	31,782	15,411	61,936	30,707
Total operating income (loss)	46,787	602	50,013	(3,029)
Disposition and exit of business activities	(5,250)	—	40,001	—
Loss on extinguishment of debt	—	—	(13,423)	—
Earnings of unconsolidated joint venture	102	102	180	178
Interest expense, net	(33,742)	(5,704)	(67,580)	(11,824)
Income (loss) before income taxes	7,897	(5,000)	9,191	(14,675)
Income tax benefit (expense)	(1,029)	(993)	85,222	(1,059)
Consolidated net income (loss)	6,868	(5,993)	94,413	(15,734)
Net loss attributable to noncontrolling interest	533	429	1,075	714
Net income (loss) attributable to Kraton	$7,401	$(5,564)	$95,488	$(15,020)
Earnings (loss) per common share:
Basic	$0.24	$(0.18)	$3.10	$(0.48)
Diluted	$0.24	$(0.18)	$3.07	$(0.48)
Weighted average common shares outstanding:
Basic	30,158	30,772	30,095	30,919
Diluted	30,586	30,772	30,451	30,919
Consolidated Results
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Revenue was $454.6 million for the three months ended June 30, 2016 compared to $255.9 million for the three months ended June 30, 2015, an increase of $198.7 million or 77.7%, of which $184.5 million relates to our Chemical segment. The positive effect from currency movements increased revenue by $1.9 million. The remaining $12.3 million increase was attributable to our Polymer segment, which showed an increase of $45.6 million due to higher sales volumes, partially offset by lower average selling prices amounting to $33.4 million, driven by lower average raw material costs.
Cost of goods sold was $322.8 million for the three months ended June 30, 2016 compared to $208.5 million for the three months ended June 30, 2015, an increase of $114.3 million or 54.8%, of which $119.9 million relates to our Chemical segment. The remaining $5.6 million decrease in cost of goods sold was largely driven by a $16.4 million reduction in other manufacturing costs (including a $3.1 million benefit from our cost reduction initiatives and $3.3 million from realized synergies), $14.0 million decrease in raw material costs, and $5.2 million decrease in turnaround costs, partially offset by a $26.4 million increase related to higher sales volumes and a $3.6 million negative effect from currency fluctuations.
Gross profit was $131.9 million for the three months ended June 30, 2016 compared to $47.4 million for the three months ended June 30, 2015, an increase of $84.5 million or 178.1%, of which $64.7 million relates to our Chemical segment.

Research and development expenses were $10.1 million for the three months ended June 30, 2016 compared to $7.8 million for the three months ended June 30, 2015, an increase of $2.3 million or 29.7%, of which $2.9 million relates to our Chemical segment.
Selling, general, and administrative expenses were $43.2 million for the three months ended June 30, 2016 compared to $23.6 million for the three months ended June 30, 2015, an increase of $19.6 million or 82.9%, of which $16.1 million relates to our Chemical segment and $4.9 million relates to increased transaction and acquisition costs. Selling, general, and administrative transaction synergies of $3.7 million were realized during the three months ended June 30, 2016.
Depreciation and amortization was $31.8 million for the three months ended June 30, 2016 compared to $15.4 million for the three months ended June 30, 2015, an increase of $16.4 million or 106.2%, of which $16.2 million relates to our Chemical segment.
Disposition and exit of business activities was $5.3 million for the three months ended June 30, 2016 as a result of the exit of our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil.
Interest expense, net was $33.7 million for the three months ended June 30, 2016 compared to $5.7 million for the three months ended June 30, 2015, an increase of $28.0 million. The increase is primarily due to additional indebtedness related to the Arizona Chemical Acquisition.
Income tax expense was $1.0 million for both the three months ended June 30, 2016 and 2015. Our effective tax rate was an expense of 13.0% and a 19.9% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. For the three months ended June 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the three months ended June 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, we recorded a valuation allowance of $43.8 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.8 million for the three months ended June 30, 2016, which represents the utilization of net operating losses. We increased our valuation allowance by $3.3 million for the three months ended June 30, 2015, which includes $2.8 million related to current period net operating losses and $0.5 million related to changes in other comprehensive income (loss).
Net income attributable to Kraton was $7.4 million or $0.24 per diluted share for the three months ended June 30, 2016, an increase of $13.0 million compared to net loss of $5.6 million or $0.18 per diluted share for the three months ended June 30, 2015. Adjusted diluted earnings per share (non-GAAP) was $0.63 for the three months ended June 30, 2016 compared to $0.02 for the three months ended June 30, 2015. See a reconciliation of GAAP earnings (loss) per diluted share to non-GAAP adjusted diluted earnings per share below.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Our operating results for the six months ended June 30, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $874.6 million for the six months ended June 30, 2016 compared to $517.3 million for the six months ended June 30, 2015, an increase of $357.2 million or 69.1%, of which $361.4 million relates to our Chemical segment. The negative effect from currency movements reduced revenue by $1.8 million. The remaining $2.4 million decline was attributable to our Polymer segment, which experienced lower average selling prices amounting to $53.5 million primarily driven by lower average raw material costs, partially offset by an increase of $51.1 million due to higher sales volumes.
Cost of goods sold was $648.9 million for the six months ended June 30, 2016 compared to $423.3 million for the six months ended June 30, 2015, an increase of $225.5 million or 53.3%, of which $268.5 million relates to our Chemical segment. These results the Chemical segment include $24.7 million of higher costs of goods sold related to the fair value adjustment in purchase accounting for inventory, which was fully amortized during the six months ended June 30, 2016. The remaining $42.9 million decrease in cost of goods sold was largely driven by a $37.3 million decrease in raw material costs, $31.1 million reduction in other manufacturing costs (including a $6.8 million benefit from our cost reduction initiatives and $4.4 million synergies realized), and $5.6 million decrease in turnaround costs, partially offset by a $29.5 million increase related to higher sales volumes and a $1.6 million negative effect from currency fluctuations.

Gross profit was $225.7 million for the six months ended June 30, 2016 compared to $94.0 million for the six months ended June 30, 2015. The increase includes gross profit of $92.9 million from our Chemical segment, which includes $24.7 million of higher costs of goods sold related to the full amortization of the fair value adjustment in purchase accounting for inventory.
Research and development expenses were $20.7 million for the six months ended June 30, 2016 compared to $15.7 million for the six months ended June 30, 2015, an increase of $4.9 million or 31.4%, of which $5.6 million relates to our Chemical segment.
Selling, general, and administrative expenses were $93.1 million for the six months ended June 30, 2016 compared to $50.6 million for the six months ended June 30, 2015, an increase of $42.5 million or 84.1%, of which $36.8 million relates to our Chemical segment and an $10.2 million increase in transaction and acquisition costs. Selling, general, and administrative transaction synergies of $5.4 million were realized during the six months ended June 30, 2016.
Depreciation and amortization was $61.9 million for the six months ended June 30, 2016 compared to $30.7 million for the six months ended June 30, 2015, an increase of $31.2 million or 101.7%, of which $31.7 million relates to our Chemical segment.
Disposition and exit of business activities was $40.0 million for the six months ended June 30, 2016, which resulted from the exit of our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil, and the sale of the BCU, with cash proceeds of $72.8 million, which includes our post-closing working capital adjustment.
Loss on extinguishment of debt was $13.4 million for the six months ended June 30, 2016, of which $8.4 million was recognized to satisfy and cancel our previous 6.75% Senior Notes and $5.0 million was related to the write-off of previously capitalized debt issuance costs, following the Arizona Chemical Acquisition.
Interest expense, net was $67.6 million for the six months ended June 30, 2016 compared to $11.8 million for the six months ended June 30, 2015, an increase of $55.8 million. The increase is primarily due to additional indebtedness related to the Arizona Chemical Acquisition.
Income tax benefit was $85.2 million and income tax expense was $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Given the level of our pre-tax book income for the six months ended June 30, 2016 and the release of a significant portion of our valuation allowance (as further discussed below), our effective tax rate for the six months ended June 30, 2016 is not meaningful. Our effective tax rate for the six months ended June 30, 2015 was a 7.2% expense. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. For the six months ended June 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the six months ended June 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, we recorded a valuation allowance of $43.8 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. Following the completion of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. As a result of our assessment, we released $56.4 million of the valuation allowances, of which $87.6 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition.
Net income attributable to Kraton was $95.5 million or $3.07 per diluted share for the six months ended June 30, 2016, an increase of $110.5 million compared to net loss of $15.0 million or $0.48 per diluted share for the six months ended June 30, 2015. Adjusted diluted earnings per share (non-GAAP) was $1.44 for the six months ended June 30, 2016 compared to $0.78 for the six months ended June 30, 2015. See a reconciliation of GAAP earnings (loss) per diluted share to non-GAAP adjusted earnings per diluted share below.

Segment Results
Effective with the acquisition of Arizona Chemical our operating segments are as follows:
•Polymer Segment. Our Polymer segment is comprised of our SBC's and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	(In thousands)
Performance Products	$144,816	$138,134	$264,734	$272,902
Specialty Polymers	82,060	84,580	167,090	176,254
CariflexTM	43,188	33,188	81,211	68,025
Other	55	6	127	156
	270,119	$255,908	$513,162	$517,337

Operating income (loss)	$17,262	$602	$31,208	$(3,029)
Adjusted EBITDA (non-GAAP) (1)	$39,203	$25,131	$91,447	$74,380
 ____________________________________________________

(1)	See Non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015
Revenue for the Polymer segment was $270.1 million for the three months ended June 30, 2016 compared to $255.9 million for the three months ended June 30, 2015, an increase of $14.2 million or 5.6%. The increase was due to higher sales volumes of $45.6 million, partially offset by lower average selling prices amounting to $33.4 million, which were primarily driven by lower average raw material costs. Sales volumes were 89.8 kilotons for the three months ended June 30, 2016, an increase of 13.6 kilotons or 17.9%.
With respect to revenue for the Polymer segment product groups:

•
Cariflex™ revenue was $43.2 million for the three months ended June 30, 2016 compared to $33.2 million for the three months ended June 30, 2015. The increase of $10.0 million was attributable to a 30.2% increase in sales volumes, primarily due to higher sales into surgical glove applications.

•
Specialty Polymers revenue was $82.1 million for the three months ended June 30, 2016 compared to $84.6 million for the three months ended June 30, 2015. The $2.5 million decline was attributable to lower average selling prices resulting from lower raw material costs, partially offset by a 10.5% increase in sales volumes.

•
Performance Products revenue was $144.8 million for the three months ended June 30, 2016 compared to $138.1 million for the three months ended June 30, 2015. The $6.7 million increase was primarily driven by a 19.2% increase in sales volumes, partially offset by lower average selling prices resulting from lower raw material costs. The increase in sales volumes was primarily driven by higher sales into paving and roofing applications, partially offset by lower sales of SIS product grades into packaging and industrial adhesive applications. During the second quarter, we continued to experience volume and price pressure for certain of our SIS product grades driven by global over capacity for SIS.

For the three months ended June 30, 2016, the Polymer segment operating income was $17.3 million compared to $0.6 million for the three months ended June 30, 2015.
For the three months ended June 30, 2016, the Polymer segment generated adjusted EBITDA (non-GAAP) of $39.2 million compared to $25.1 million for the three months ended June 30, 2015. The negative effect of currency fluctuations were $1.5 million. Adjusted EBITDA (non-GAAP) increased $14.1 million, or 56.0%, as a result of increased sales volumes and lower costs, partially offset by lower unit margins, including the effect of product mix. See a reconciliation of GAAP operating income to non-GAAP adjusted EBITDA below. We continued to execute our strategic cost reduction program and realized an additional $3.1 million of cost reductions.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
Revenue for the Polymer segment was $513.2 million for the six months ended June 30, 2016 compared to $517.3 million for the six months ended June 30, 2015, a decrease of $4.2 million or 0.8%. The decline was primarily due to lower average selling prices amounting to $53.5 million, primarily driven by lower average raw material costs, partially offset by an increase of $51.1 million due to higher sales volumes. Sales volumes were 164.9 kilotons for the six months ended June 30, 2016, an increase of 14.3 kilotons or 9.5%.
With respect to revenue for the Polymer segment product groups:

•
Cariflex™ revenue was $81.2 million for the six months ended June 30, 2016 compared to $68.0 million for the six months ended June 30, 2015. The increase of $13.2 million was attributable to a 20.8% increase in sales volumes, primarily due to higher sales into surgical glove applications.

•
Specialty Polymers revenue was $167.1 million for the six months ended June 30, 2016 compared to $176.3 million for the six months ended June 30, 2015. The $9.2 million decrease was attributable to lower average selling prices resulting from lower raw material costs, partially offset by a 5.7% increase in sales volumes.

•
Performance Products revenue was $264.7 million for the six months ended June 30, 2016 compared to $272.9 million for the six months ended June 30, 2015. The $8.2 million decrease was primarily driven by lower average selling prices resulting from lower raw material costs, partially offset by 9.8% increase in sales volumes. The increase in sales volumes was primarily driven by paving and roofing applications, partially offset by lower sales of SIS product grades into packaging and industrial adhesive applications.

For the six months ended June 30, 2016, the Polymer segment operating income was $31.2 million compared to an operating loss of $3.0 million for the six months ended June 30, 2015.
For the six months ended June 30, 2016, the Polymer segment generated $91.4 million of adjusted EBITDA (non-GAAP) compared to $74.4 million for the six months ended June 30, 2015. The negative effect of currency fluctuations were $2.7 million. Adjusted EBITDA (non-GAAP) increased $17.1 million or 22.9%, as a result of increased sales volumes and lower costs, partially offset by lower unit margins, including the effect of product mix. See a reconciliation of GAAP operating income to non-GAAP adjusted EBITDA below. We continued to execute our strategic cost reduction program and realized an additional $6.8 million of cost reductions.
Chemical Segment
Commensurate with our acquisition on January 6, 2016, Arizona Chemical is a separate operating segment. The following results of operations for the Chemical segment have been included in our consolidated results effective as of the date of the acquisition.

	Three Months Ended June 30, 2016	For the period January 6, 2016 through June 30, 2016
Revenue	(In thousands)
Adhesives	$63,190	$126,133
Roads and construction	16,398	27,067
Tires	10,877	19,857
Chemical intermediates	94,065	188,353
	$184,530	$361,410

Operating income	$29,525	$18,805
Adjusted EBITDA (non-GAAP) (1)	$53,533	$94,390
 ____________________________________________________

(1)	See Non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

NON-GAAP FINANCIAL MEASURES
Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“GAAP”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Adjusted Gross Profit (1) (2)	$135,274	$53,245	$273,501	$133,242
EBITDA (3)	$73,421	$16,115	$138,707	$27,856
Adjusted EBITDA (1) (4)	$92,736	$25,131	$185,837	$74,380
Adjusted Diluted Earnings Per Share (1) (2)	$0.63	$0.02	$1.44	$0.78
____________________________________________________

(1)
The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the ECRC of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs.  ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period.  We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the GAAP carrying value creates the spread between GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share under both our GAAP convention and ECRC.

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
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Gross profit	$67,241	$64,656	$131,897	$47,436	—	$47,436

Add (deduct):
Restructuring and other charges (a)	11	(149)	(138)	53	—	53
Production downtime (b)	—	—	—	(171)	—	(171)
Non-cash compensation expense	123	—	123	117	—	117
Spread between FIFO and ECRC	(2,420)	5,812	3,392	5,810	—	5,810
Adjusted gross profit (non-GAAP)	$64,955	$70,319	$135,274	$53,245	$—	$53,245
___________________________________________________

(a)	Restructuring related charges.

(b)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Gross profit	$132,766	$92,949	$225,715	$93,997	—	$93,997

Add (deduct):
Restructuring and other charges (a)	42	—	42	81	—	81
Effect of purchase price accounting on inventory valuation (b)	—	24,719	24,719	—	—	—
Production downtime (c)	—	—	—	(328)	—	(328)
Non-cash compensation expense	308	—	308	274	—	274
Spread between FIFO and ECRC	10,808	11,909	22,717	39,218	—	39,218
Adjusted gross profit (non-GAAP)	$143,924	$129,577	$273,501	$133,242	$—	$133,242
___________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime.

We reconcile consolidated net income (loss) and operating income (loss) to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$7,401			$(5,564)
Net loss attributable to noncontrolling interest			(533)			(429)
Consolidated net income (loss)			6,868			(5,993)
Add (deduct):
Income tax expense			1,029			993
Interest expense, net			33,742			5,704
Earnings of unconsolidated joint venture			(102)			(102)
Disposition and exit of business activities			5,250			—
Operating income	$17,262	$29,525	46,787	$602	$—	602
Add (deduct):
Depreciation and amortization	15,630	16,152	31,782	15,411	—	15,411
Disposition and exit of business activities	(5,250)	—	(5,250)	—	—	—
Earnings of unconsolidated joint venture	102		102	102	—	102
EBITDA	27,744	45,677	73,421	16,115	—	16,115
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	5,562	2,044	7,606	649	—	649
Disposition and exit of business activities	5,250	—	5,250	—	—	—
Production downtime (b)	—	—	—	(101)	—	(101)
KFPC startup costs (c)	1,019	—	1,019	698	—	698
Non-cash compensation expense (d)	2,048	—	2,048	1,960	—	1,960
Spread between FIFO and ECRC	(2,420)	5,812	3,392	5,810	—	5,810
Adjusted EBITDA	$39,203	$53,533	$92,736	$25,131	$—	$25,131
_____________________________________________________

(a)
Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges, which are primarily recorded in selling, general, and administrative expenses.

(b)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime, which is primarily recorded in cost of goods sold.

(c)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses.

(d)
For both the three months ended June 30, 2016 and 2015, $1.7 million is recorded in selling, general, and administrative expenses, $0.2 million is recorded in research and development expenses, and $0.1 million is recorded in cost of goods sold.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$95,488			$(15,020)
Net loss attributable to noncontrolling interest			(1,075)			(714)
Consolidated net income (loss)			94,413			(15,734)
Add (deduct):
Income tax (benefit) expense			(85,222)			1,059
Interest expense, net			67,580			11,824
Earnings of unconsolidated joint venture			(180)			(178)
Loss on extinguishment of debt			13,423			—
Disposition and exit of business activities			(40,001)			—
Operating income	$31,208	$18,805	50,013	$(3,029)	$—	(3,029)
Add (deduct):
Depreciation and amortization	30,222	31,714	61,936	30,707	—	30,707
Disposition and exit of business activities	40,001	—	40,001	—	—	—
Loss on extinguishment of debt	(13,423)	—	(13,423)	—	—	—
Earnings of unconsolidated joint venture	180	—	180	178	—	178
EBITDA	88,188	50,519	138,707	27,856	—	27,856
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	12,039	7,243	19,282	1,796	—	1,796
Disposition and exit of business activities	(40,001)	—	(40,001)	—	—	—
Loss on extinguishment of debt	13,423	—	13,423	—	—	—
Effect of purchase price accounting on inventory valuation (b)	—	24,719	24,719	—	—	—
Production downtime (c)	—	—	—	(209)	—	(209)
KFPC startup costs (d)	1,859	—	1,859	1,150	—	1,150
Non-cash compensation expense (e)	5,131	—	5,131	4,569	—	4,569
Spread between FIFO and ECRC	10,808	11,909	22,717	39,218	—	39,218
Adjusted EBITDA	$91,447	$94,390	$185,837	$74,380	$—	$74,380
_____________________________________________________

(a)
Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges, which are primarily recorded in selling, general, and administrative expenses.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime, which is primarily recorded in cost of goods sold.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses.

(e)
For the six months ended June 30, 2016 and 2015, respectively, $4.4 million and $3.9 million is recorded in selling, general and administrative expenses, $0.4 million and $0.4 million is recorded in research and development expenses, and $0.3 million and $0.3 million is recorded in cost of goods sold.

We reconcile GAAP Income (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (Loss) Per Diluted Share	$0.24	$(0.18)	$3.07	$(0.48)
Transaction, acquisition related costs, restructuring, and other costs (a)	0.20	0.02	0.52	0.06
Disposition and exit of business activities	0.11	—	(0.82)	—
Loss on extinguishment of debt	—	—	0.28	—
Production downtime (b)	—	—	—	(0.01)
Effect of purchase price accounting on inventory valuation (c)	—	—	0.63	—
KFPC startup costs (d)	0.01	0.01	0.02	0.01
Valuation Allowance (e)	—	—	(2.78)	—
Spread between FIFO and ECRC	0.07	0.17	0.52	1.20
Adjusted Earnings Per Diluted Share (non-GAAP)	$0.63	$0.02	$1.44	$0.78
_____________________________________________________

(a)
Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges which are primarily recorded in selling, general, and administrative expenses.

(b)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime, which is primarily recorded in cost of goods sold.

(c)	We had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses.

(e)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.

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
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Performance Polymers, Inc. and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of the compounding assets was used to pay down existing indebtedness. As a result our next scheduled principal payment under the Term Loan Facility is not due until the third quarter of 2017.
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
Description of the ABL Facility
In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwanese Dollars (“NTD”), or $169.9 million (converted at the June 30, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $132.5 million (converted at the June 30, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $37.4 million (converted at the June 30, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2016, NTD 3.3 billion, or $102.9 million (converted at the June 30, 2016 exchange rate) was drawn and outstanding on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing at the end of the year of 2016, which will increase to 5.0 to 1.0 at the end of the year of 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At June 30, 2016, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 8 Long-Term Debt, which is incorporated herein by reference.

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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility (the "Senior Secured Credit Facilities")or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the Senior Secured Credit Facilities was $196.9 of which $15.0 million was drawn. In July 2016, we made payments totaling $15.0 million to reduce our borrowings un the Senior Secured Credit Facilities. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $2.9 million and $1.1 million to our pension plans during the six months ended June 30, 2016 and 2015, respectively. Following the close of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for several additional international pension plans and one additional U.S defined benefit pension plan. We expect our total pension plan contributions for the year ended December 31, 2016 to be approximately $6.9 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2016, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2017 and beyond.
As of June 30, 2016, we had $100.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $2.0 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the United States.
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

Operating Cash Flows
Net cash provided by operating activities totaled $40.2 million and $44.2 million in the six months ended June 30, 2016 and 2015, respectively. This represents a net decrease in operating cash flows of $4.1 million, which was primarily driven by changes in working capital. The net change in working capital resulted in a use of cash flows of $10.5 million and provided cash flows of $26.6 million for the six months ended June 30, 2016 and 2015, respectively. The period-over-period changes are as follows:

•	$15.6 million decrease in payables and accruals related to transaction-related costs and variable compensation, partially offset by higher interest expense;

•	$14.4 million decrease in cash flows associated with inventories of products, materials, and supplies, due to an increase in volumes and raw material pricing;

•
$12.1 million net decrease in cash flows due to the timing of payments of other items, including accounts receivable, accounts payable, related party transactions, taxes, and pension costs; partially offset by

•	$5.0 million increase in other assets related to timing on value-added tax receipts and payments.

Investing Cash Flows
Net cash used in investing activities totaled $1,293.4 million for the six months ended June 30, 2016 and $63.4 million for the six months ended June 30, 2015, which includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of the compounding assets.
Expected Capital Expenditures
We currently expect 2016 capital expenditures, excluding capital expenditures by the KFPC joint venture and capitalized interest, will be approximately $85.0 million to $95.0 million. Included in this estimate is approximately $20.0 million for projects associated with our cost reset initiative and $1.5 million for projects to achieve operational synergies related to the integration of Arizona Chemical.
We currently anticipate the total KFPC joint venture project construction cost will be approximately $185.0 million ; of which, 2016 capital expenditures will be approximately $60.0 million to $70.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to June 30, 2016, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $169.9 million (converted at the June 30, 2016 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 8 Long-Term Debt, for further discussion of the KFPC Loan Agreement.
Financing Cash Flows
Our consolidated capital structure as of June 30, 2016 was approximately 20.2% equity, 78.4% debt and 1.4% noncontrolling interest compared to approximately 43.7% equity, 52.1% debt, and 4.2% noncontrolling interest at December 31, 2015.
In connection with the Arizona Chemical Acquisition, we issued a $1,350.0 million Term Loan Facility and $440.0 million of 10.5% Senior Notes. In addition, we utilized $37.1 million of the ABL Facility at closing, which was decreased to $30.0 million as of June 30, 2016. We applied a portion of the acquisition-related proceeds to prepay our 6.75% Senior Notes ($350.0 million principal amount plus fees and expenses of $8.0 million) and fund $57.6 million of debt issuance costs. Also during the six months ended June 30, 2016, we applied the $72.0 million of proceeds from the sale of the compounding assets to lower indebtedness under the $1,350.0 million term loan.

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

	Payments Due by Period
	Total	2016 (1)	2017	2018	2019	2020	2021 and beyond
	(In millions)
Long-term debt obligations	$1,852.4	$0.1	$39.7	$88.2	$88.2	$119.1	$1,517.1
Estimated interest payments on debt	757.0	83.8	132.8	128.1	123.0	117.2	172.1
Operating lease obligations	94.8	14.7	21.2	14.8	12.7	10.9	20.3
Purchase obligations (2) (3)	2,939.3	148.7	193.5	199.1	201.8	199.0	1,997.2
Estimated pension obligations (4) (5)	45.3	1.1	2.5	3.9	5.1	6.2	26.5
Total contractual cash obligations	$5,688.8	$248.4	$389.7	$434.1	$430.8	$452.4	$3,733.2
________________________________________________

(1)	This period reflects estimated payment for July 1, 2016 through December 31, 2016.

(2)
Included in this line are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.

(3)
Pursuant to operating agreements with LyondellBasell, we are currently paying the costs incurred by them in connection with the operation and maintenance of, and other services related to, our Berre, France, and Wesseling, Germany, facilities. These obligations are not included in this table.

(4)	This includes the future pension contributions for our Polymer segment utilizing the following assumptions:

•	The plan was “frozen” at December 31, 2015;

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

•

(5)
Effective with the January 6, 2016 acquisition of Arizona Chemical, we acquired several defined benefit plans in both U.S. and foreign jurisdictions. The unfunded status of these plans was $35.1 million as of June 30, 2016 and we expect to contribute $5.1 million to these plans during the twelve months ending December 31, 2016.

Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2016, other than operating leases.

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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2016, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended June 30, 2016 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We and certain of our subsidiaries, from time to time, are parties to various other legal proceedings, claims, and disputes that have arisen in the ordinary course of business. These claims may involve significant amounts, some of which would not be covered by insurance. A substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations, or cash flows. While the outcome of these proceedings cannot be predicted with certainty, we do not expect any of these existing matters, individually or in the aggregate, to have a material adverse effect upon our financial position, results of operations, or cash flows.
In January 2014, our Belpre, Ohio, facility experienced a mechanical equipment failure due to inclement weather that resulted in a release of process solvents into nearby waterways. Applicable authorities were notified, and cleanup activities have been completed. Kraton may be required to pay governmental fines or sanctions in excess of $100,000 in connection with this event.
For more information regarding legal proceedings, including environmental matters, see Note 11 Commitments and Contingencies to the Condensed Consolidated Financial Statements.

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

Item 6.	Exhibits.

Exhibit Number
10.1*	Amended and Restated Kraton Performance Polymers, Inc. Executive Severance Program
10.2
Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Performance Polymers, Inc.'s Current Report on Form 8-K filed with the SEC on May 23, 2016)

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

KRATON PERFORMANCE POLYMERS, INC.

Date:	July 28, 2016	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 28, 2016	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer