Form 10-Q
period 2016-09-30
Kraton Corp
filed 2016-10-27
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34581

Kraton Corporation
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 24, 2016: 30,916,346.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2016

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

•
the promotion of the use of energy from renewable resources and similar legislation in the United States and elsewhere may incentivize the use of crude tall oil (“CTO”) as a feedstock for production of alternative fuels, reducing the availability of CTO in the amounts or prices necessary for our business;

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

Presentation of Financial Statements
The terms “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Corporation, formerly known as Kraton Performance Polymers, Inc., and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses.
This Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Kraton. Kraton Corporation is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of September 30, 2016, the related condensed consolidated statements of operations, and comprehensive income (loss), for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related condensed consolidated statements of changes in equity, and cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kraton Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
October 27, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,548	$70,049
Receivables, net of allowances of $847 and $244	209,867	105,089
Inventories of products	321,845	264,107
Inventories of materials and supplies	20,717	12,138
Other current assets	68,134	29,956
Total current assets	764,111	481,339
Property, plant, and equipment, less accumulated depreciation of $420,907 and $382,157	905,117	517,673
Goodwill	753,928	—
Intangible assets, less accumulated amortization of $135,361 and $100,093	451,576	41,602
Investment in unconsolidated joint venture	11,608	11,628
Debt issuance costs	3,803	1,337
Deferred income taxes	5,218	3,867
Other long-term assets	23,332	21,789
Total assets	$2,918,693	$1,079,235
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$23,135	$141
Accounts payable-trade	134,560	59,337
Other payables and accruals	157,330	91,011
Due to related party	14,907	14,101
Total current liabilities	329,932	164,590
Long-term debt, net of current portion	1,698,952	415,591
Deferred income taxes	213,776	9,070
Other long-term liabilities	141,305	96,992
Total liabilities	2,383,965	686,243
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 30,916 shares issued and outstanding at September 30, 2016; 30,569 shares issued and outstanding at December 31, 2015	309	306
Additional paid in capital	358,798	349,871
Retained earnings	258,179	147,131
Accumulated other comprehensive loss	(116,611)	(138,568)
Total Kraton stockholders' equity	500,675	358,740
Noncontrolling interest	34,053	34,252
Total equity	534,728	392,992
Total liabilities and equity	$2,918,693	$1,079,235

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$454,143	$269,012	$1,328,715	$786,349
Cost of goods sold	318,887	201,202	967,744	624,542
Gross profit	135,256	67,810	360,971	161,807
Operating expenses:
Research and development	9,693	7,597	30,383	23,345
Selling, general, and administrative	42,769	26,917	135,845	77,488
Depreciation and amortization	31,977	16,145	93,913	46,852
Operating income	50,817	17,151	100,830	14,122
Disposition and exit of business activities	—	—	40,001	—
Loss on extinguishment of debt	—	—	(13,423)	—
Earnings of unconsolidated joint venture	94	95	274	273
Interest expense, net	(33,870)	(6,151)	(101,450)	(17,975)
Income (loss) before income taxes	17,041	11,095	26,232	(3,580)
Income tax benefit (expense)	(2,198)	(3,076)	83,024	(4,135)
Consolidated net income (loss)	14,843	8,019	109,256	(7,715)
Net loss attributable to noncontrolling interest	717	427	1,792	1,141
Net income (loss) attributable to Kraton	$15,560	$8,446	$111,048	$(6,574)
Earnings (loss) per common share:
Basic	$0.50	$0.27	$3.60	$(0.21)
Diluted	$0.49	$0.27	$3.56	$(0.21)
Weighted average common shares outstanding:
Basic	30,221	30,503	30,137	30,779
Diluted	30,783	30,849	30,557	30,779

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Kraton	$15,560	$8,446	$111,048	$(6,574)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	3,994	(14,972)	27,311	(38,787)
Unrealized loss on cash flow hedges, net of tax benefit of $27 and $2,737 for 2016 respectively	(48)	—	(5,354)	—
Other comprehensive income (loss), net of tax	3,946	(14,972)	21,957	(38,787)
Comprehensive income (loss) attributable to Kraton	19,506	(6,526)	133,005	(45,361)
Comprehensive income (loss) attributable to noncontrolling interest	339	(2,717)	(199)	(2,579)
Consolidated comprehensive income (loss)	$19,845	$(9,243)	$132,806	$(47,940)

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(6,574)	—	(6,574)	(1,141)	(7,715)
Other comprehensive loss	—	—	—	(38,787)	(38,787)	(1,438)	(40,225)
Retired treasury stock from employee tax withholdings	—	(570)	—	—	(570)	—	(570)
Retired treasury stock from share repurchases	(16)	(20,930)	(10,375)	—	(31,321)	—	(31,321)
Exercise of stock options	1	1,021	—	—	1,022	—	1,022
Non-cash compensation related to equity awards	2	6,599	—	—	6,601	—	6,601
Balance at September 30, 2015	$305	$347,462	$151,092	$(138,005)	$360,854	$35,089	$395,943

Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	111,048	—	111,048	(1,792)	109,256
Other comprehensive income	—	—	—	21,957	21,957	1,593	23,550
Retired treasury stock from employee tax withholdings	(1)	(966)	—	—	(967)	—	(967)
Exercise of stock options	1	2,624	—	—	2,625	—	2,625
Non-cash compensation related to equity awards	3	7,269	—	—	7,272	—	7,272
Balance at September 30, 2016	$309	$358,798	$258,179	$(116,611)	$500,675	$34,053	$534,728

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$109,256	$(7,715)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,913	46,852
Amortization of debt premium and original issue discount	4,893	(130)
Amortization of debt issuance costs	5,343	1,668
(Gain) loss on disposal of property, plant, and equipment	452	(60)
Disposition and exit of business activities	(40,001)	—
Loss on extinguishment of debt	13,423	—
Earnings from unconsolidated joint venture, net of dividends received	136	90
Deferred income tax benefit	(4,343)	(2,270)
Release of valuation allowance	(86,631)	—
Share-based compensation	7,272	6,601
Decrease (increase) in:
Accounts receivable	(18,114)	(9,693)
Inventories of products, materials, and supplies	44,035	50,462
Other assets	(3,044)	(2,022)
Increase (decrease) in:
Accounts payable-trade	(2,981)	(2,988)
Other payables and accruals	(401)	1,548
Other long-term liabilities	4,631	1,536
Due to related party	(1,710)	(2,306)
Net cash provided by operating activities	126,129	81,573
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(62,885)	(42,384)
KFPC purchase of property, plant, and equipment	(16,995)	(46,097)
Purchase of software and other intangibles	(4,691)	(1,763)
Acquisition, net of cash acquired	(1,312,105)	—
Sale of assets	72,803	—
Net cash used in investing activities	(1,323,873)	(90,244)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	1,782,965	30,000
Repayments of debt	(480,133)	(30,000)
KFPC proceeds from debt	24,368	55,622
Capital lease payments	(105)	(99)
Purchase of treasury stock	(967)	(31,891)
Proceeds from the exercise of stock options	2,625	1,022
Settlement of interest rate swap	(5,155)	—
Debt issuance costs	(57,646)	—
Net cash provided by financing activities	1,265,952	24,654
Effect of exchange rate differences on cash	5,291	(6,002)
Net increase in cash and cash equivalents	73,499	9,981
Cash and cash equivalents, beginning of period	70,049	53,818
Cash and cash equivalents, end of period	$143,548	$63,799
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$7,788	$5,435
Cash paid during the period for interest, net of capitalized interest	$56,972	$21,690
Capitalized interest	$4,022	$3,342
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$30,494	$16,023
Asset acquired through capital lease	$—	$681

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
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
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We also manufacture and sell isoprene rubber (“IR”) and isoprene rubber latex (“IRL”) which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
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
References in this report to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Corporation and its consolidated subsidiaries. Furthermore, these references relate to the combined company including both the legacy Kraton and legacy Arizona Chemical businesses, except for historical financial information prior to the January 6, 2016 Arizona Chemical Acquisition.
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
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
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard changes the consolidation analysis currently required under U.S. generally accepted accounting principles (“GAAP”). This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. We adopted this standard in the first quarter of 2016 and there was no material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of such debt liability. In adopting ASU 2015-03, companies must apply the guidance on a retrospective basis. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard in the first quarter of 2016. As a result of retrospective application, the adoption of this standard resulted in reductions of approximately $1.3 million, $12.1 million, and $13.5 million of other current assets, debt issuance costs, and long-term debt, respectively, as of December 31, 2015. Furthermore, we had a material change in debt issuance costs in association with the financing for the Arizona Chemical Acquisition in the first quarter of 2016. See Note 8 Long Term Debt for further information about debt issuance costs as of September 30, 2016.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.

3. Acquisition of Arizona Chemical
On January 6, 2016, we acquired all of the capital stock of Arizona Chemical for a purchase price of $1,361.9 million. In accordance with the sale and purchase agreement, we finalized the purchase price with the sellers and received $5.1 million of cash during the nine months ended September 30, 2016.
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
For the three and nine months ended September 30, 2016, respectively, we recognized $6.6 million and $25.1 million of transaction and integration related costs which are included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
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

	Weighted Average Amortization Period	Fair Value
		(In thousands)
Cash		$49,835
Inventories(1)		122,305
Litigation asset		94,204
Accounts receivable and other current assets		118,394
Property, plant, and equipment		350,584
Intangible assets:(2)	12.9 years
Contractual Agreements	12 years	260,400
Customer Relationships	17 years	25,000
Technology	16 years	100,000
Trade Name	10 years	50,000
Software	3-5 years	4,140
Goodwill(3)		753,874
Other long-term assets		3,662

Current liabilities		(128,070)
Income tax liabilities		(301,285)
Leases		(422)
Other long-term liabilities		(140,681)
Purchase price		1,361,940

Cash		49,835
Purchase price, net of cash acquired		$1,312,105
_______________________

(1)
An adjustment of approximately $24.7 million was recorded to reflect Arizona Chemical's inventories at fair value and increased cost of sales by the same amount for the nine months ended September 30, 2016.

(2)
Aggregate amortization expense was approximately $26.8 million from January 6, 2016 through September 30, 2016. Estimated amortization expense 2016—$35.1 million; 2017—$35.6 million; 2018—$35.4 million; 2019—$35.4 million; and 2020—$34.4 million.

(3)
During the third quarter of 2016, we adjusted the preliminary purchase price allocation based on further review of the assets acquired and liabilities assumed. Based on additional analysis of the underlying contracts, we decreased the customer relationship intangible asset by $80.0 million and increased the contractual agreement intangible asset by $70.0 million.  The remaining adjustments related to various working capital accounts that required fair value modifications, primarily related to current liabilities and income tax liabilities.  Each of these measurement period adjustments correspondingly increased goodwill.

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
Arizona Chemical contributed revenue and net income of $542.6 million and $37.1 million, respectively, to the consolidated operating results of Kraton for the period from January 6, 2016 through September 30, 2016. The following unaudited pro forma information presents consolidated information as if the Arizona Chemical Acquisition had occurred on January 1, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenue	$454,143	$476,493	$1,328,715	$1,407,306
Net income (loss) attributable to Kraton	$15,560	$11,406	$135,840	$10,715
Earnings per share
Basic	$0.50	$0.37	$4.41	$0.34
Diluted	$0.49	$0.36	$4.35	$0.34
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
In June 2016, we exited our NEXARTM product line due to the loss of certain key customers. We recorded a loss related to this exit activity of $8.6 million in the nine months ended September 30, 2016. This loss includes $5.3 million for the write off of inventory and associated disposal costs and $3.2 million for the write off of fixed assets.
Disposition of Joint Venture
In May 2016, as the result of a legal settlement with our joint venture partner BASF, S.A., we dissolved our joint venture in Paulinia, Brazil. As part of the settlement, we obtained 100% interests in the joint venture and the real estate, building, and other assets of the joint venture located at our Paulinia manufacturing facility. In accordance with ASC 323-10-35 Dissolution of a Joint Venture, we recorded a gain of $3.2 million during the nine months ended September 30, 2016 for the fair market value of these assets less the carrying value of our investment in the joint venture.
Sale of Belpre Compounding Unit
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”) for total proceeds of $72.8 million, of which $72.0 million was used to pay down existing indebtedness during the first quarter of 2016. The BCU is used to manufacture HSBC and USBC based compounds. We recognized a gain on the sale of $45.4 million during the nine months ended September 30, 2016. In connection with the sale, we entered into an exclusive polymer supply agreement with a seven year term and a compound manufacturing agreement for a transition period of up to two years with the purchaser. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical and automotive applications, with the compound sales primarily reported under the Specialty Polymers product group.

5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.1 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $7.3 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively.

6. Detail of Certain Balance Sheet Accounts

	September 30, 2016	December 31, 2015
	(In thousands)
Inventories of products:
Finished products	$230,932	$211,273
Work in progress	4,618	4,501
Raw materials	86,295	48,333
Total inventories of products	$321,845	$264,107

Intangible assets:
Contractual agreements	$261,051	$—
Technology	145,965	45,553
Customer relationships	60,207	35,145
Tradenames/trademarks	77,390	26,562
Software	42,324	34,435
Intangible assets	586,937	141,695
Less accumulated amortization:
Contractual agreements	16,421	—
Technology	42,825	35,833
Customer relationships	31,031	28,170
Tradenames/trademarks	23,880	18,819
Software	21,204	17,271
Total accumulated amortization	135,361	100,093
Intangible assets, net of accumulated amortization	$451,576	$41,602

Other payables and accruals:
Employee related	$31,240	$23,850
Interest payable	40,176	8,004
Arizona Chemical transaction accrual	—	18,267
Property, plant, and equipment accruals	24,352	16,142
Other	61,562	24,748
Total other payables and accruals	$157,330	$91,011

Other long-term liabilities:
Pension and other post-retirement benefits	$120,100	$85,997
Other	21,205	10,995
Total other long-term liabilities	$141,305	$96,992

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Loss on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2014	$(21,870)	$—	$(1,926)	$(75,422)	$(99,218)
Other comprehensive loss before reclassifications	(38,787)	—	—	—	(38,787)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net other comprehensive loss for the year	(38,787)	—	—	—	(38,787)
September 30, 2015	(60,657)	—	(1,926)	(75,422)	(138,005)

December 31, 2015	(65,995)	—	(1,926)	(70,647)	(138,568)
Other comprehensive income (loss) before reclassifications	27,311	(5,354)	—	—	21,957
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	27,311	(5,354)	—	—	21,957
September 30, 2016	$(38,684)	$(5,354)	$(1,926)	$(70,647)	$(116,611)

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards, are considered to be participating securities, and therefore, the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and is excluded from the calculation of EPS allocated to common stock. Our restricted stock awards are subject to forfeiture and restrictions on transfer until vested and have identical voting, income and distribution rights to the unrestricted common shares outstanding. Our weighted average restricted stock awards outstanding were 653,434 and 558,431 for the three months ended September 30, 2016 and 2015, respectively, and 671,722 and 553,400 for the nine months ended September 30, 2016 and 2015, respectively. We withheld shares of restricted stock of 55,580 and 27,947 for the nine months ended September 30, 2016 and 2015, respectively, to satisfy employee payroll tax withholding requirements and none withheld during the three months ended September 30, 2016 and 2015, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Condensed Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Condensed Consolidated Statements of Cash Flows.
The computation of diluted EPS includes weighted average restricted share units of 172,933 and 143,204 for the three months ended September 30, 2016 and 2015, respectively, and 175,798 for the nine months ended September 30, 2016. The computation of diluted EPS excludes weighted average restricted share units of 133,317 for the nine months ended September 30, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for each period.
The computation of diluted EPS includes weighted average performance share units of 32,498 and 32,498 for the three months ended September 30, 2016 and 2015, respectively, and 32,498 for the nine months ended September 30, 2016. The computation of diluted EPS excludes weighted average performance share units of 33,564 for the nine months ended September 30, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for each period. In addition, the computation of diluted EPS also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 496,220 for the three and nine months ended September 30, 2016 and 279,328 for the three and nine months ended September 30, 2015.
The computation of diluted EPS includes stock options added under the treasury method of 357,303 and 170,602 for the three months ended September 30, 2016 and 2015, respectively, and 212,005 for the nine months ended September 30, 2016. The computation of diluted EPS excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 906,954 and 1,472,988 for the three and nine months ended September 30, 2015, respectively.

The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$15,560	30,874		$8,446	31,061
Amounts allocated to unvested restricted shares	(329)	(653)		(152)	(558)
Amounts available to common stockholders	15,231	30,221	$0.50	8,294	30,503	$0.27
Diluted:
Amounts allocated to unvested restricted shares	329	653		152	558
Non participating share units	—	205		—	175
Stock options added under the treasury stock method	—	357		—	171
Amounts reallocated to unvested restricted shares	(323)	(653)		(150)	(558)
Amounts available to stockholders and assumed conversions	$15,237	30,783	$0.49	$8,296	30,849	$0.27

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$111,048	30,809		$(6,574)	31,332
Amounts allocated to unvested restricted shares	(2,422)	(672)		116	(553)
Amounts available to common stockholders	108,626	30,137	$3.60	(6,458)	30,779	$(0.21)
Diluted:
Amounts allocated to unvested restricted shares	2,422	672		(116)	553
Non participating share units	—	208		—	—
Stock options added under the treasury stock method	—	212		—	—
Amounts reallocated to unvested restricted shares	(2,390)	(672)		116	(553)
Amounts available to stockholders and assumed conversions	$108,658	30,557	$3.56	$(6,458)	30,779	$(0.21)

8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2016				December 31, 2015
	Principal	Discount	Debt Issuance Costs	Total	Principal	Premium	Debt Issuance Costs(1)	Total
	(In thousands)
Term Loan	$1,278,000	$(35,708)	$(33,122)	$1,209,170	$—	$—	$(6,000)	$(6,000)
10.5% Senior Notes	440,000	(16,509)	(17,951)	405,540	—	—	(2,819)	(2,819)
6.75% Senior Notes	—	—	—	—	350,000	651	(4,268)	346,383
KFPC Loan Agreement	106,128	—	(280)	105,848	76,912	—	(378)	76,534
Capital lease obligation	1,529	—	—	1,529	1,634	—	—	1,634
Total debt	1,825,657	(52,217)	(51,353)	1,722,087	428,546	651	(13,465)	415,732
Less current portion of total debt	23,135	—	—	23,135	141	—	—	141
Long-term debt	$1,802,522	$(52,217)	$(51,353)	$1,698,952	$428,405	$651	$(13,465)	$415,591

_____________________________________________
(1) Prior to the adoption of ASU No. 2015-03, debt issuance costs of $1.3 million and $12.1 million were previously recorded in other current assets and debt issuance costs, respectively in the Consolidated Balance Sheet as of December 31, 2015.
Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In conjunction with the closing of the Arizona Chemical Acquisition on January 6, 2016, we amended and restated our asset-based revolving credit facility (“ABL Facility”) and the debt issuance costs associated with these efforts were recorded within other current assets and debt issuance costs in the accompanying Condensed Consolidated Balance Sheets. We deferred $61.3 million of debt issuance costs related to the debt financing in conjunction with the Arizona Chemical Acquisition, of which $8.8 million was deferred in the fourth quarter of 2015, $1.7 million was carried over from our previous debt issuance costs and $50.8 million was deferred during the nine months ended September 30, 2016. In connection with our January 2016 refinancing, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness. We had net debt issuance cost of $56.3 million as of September 30, 2016, of which $5.0 million related to our ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $51.4 million is recorded as a reduction to long-term debt. We amortized $1.8 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively, and $5.3 million and $1.7 million during the nine months ended September 30, 2016 and 2015, respectively.
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
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Corporation and each of its wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of compounding assets was used to pay down existing indebtedness under the Term Loan Facility. As a result, our next scheduled principal payment is not due until the third quarter of 2017.
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and each of our wholly-owned domestic subsidiaries. We pay interest on the notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, and paid the first interest payment on October 14, 2016. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. After October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated ABL Facility which provides financing of up to $250.0 million. We did not have any borrowings drawn under this facility as of September 30, 2016. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the facility.
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
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $175.3 million (converted at the September 30, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $136.7 million (converted at the September 30, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.6 million (converted at the September 30, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2016, NTD 3.3 billion, or $106.1 million (converted at the September 30, 2016 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and nine months ended September 30, 2016, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.80%.
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

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2016, are as follows:

Principal Payments
(In thousands)
October 1, 2016 through September 30, 2017	$23,135
October 1, 2017 through September 30, 2018	88,882
October 1, 2018 through September 30, 2019	88,892
October 1, 2019 through September 30, 2020	120,741
October 1, 2020 through September 30, 2021	67,688
Thereafter	1,436,319
Total debt	$1,825,657
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$33	$—	$33	$—
Retirement plan asset – noncurrent	Other long-term assets	2,508	2,508	—	—
Derivative liability – current	Other payables and accruals	(2,409)	—	(2,409)	—
Derivative liability – noncurrent	Other long-term liability	(5,620)	—	(5,620)	—
Total		$(5,488)	$2,508	$(7,996)	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Retirement plan asset – current	Other current assets	$272	$272	$—	$—
Retirement plan asset – noncurrent	Other long-term assets	1,636	1,636	—	—
Total		$1,908	$1,908	$—	$—
The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term Loan (significant other observable inputs – level 2)	$1,278,000	$1,290,780	$—	$—
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$494,441	$—	$—
6.75% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$350,000	$350,000
Capital lease obligation (significant other observable inputs – level 2)	$1,529	$1,529	$1,634	$1,634
KFPC Loan Agreement	$106,128	$106,128	$76,912	$76,912

Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
On February 18, 2016, we entered into a series of interest rate swap agreements in an effort to convert a substantial portion of our future interest payments pursuant to the Term Loan Facility to a fixed interest rate. On February 18, 2016, we entered into two interest rate swaps, each with a notional value of $323.9 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We entered into two more interest rate swaps on March 21, 2016, each with a notional value of $138.8 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We recorded an unrealized loss of $8.0 million in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements for the nine months ended September 30, 2016.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended September 30, 2016 and 2015, we settled these hedges and recorded a loss of $0.1 million and a loss of $1.9 million, respectively, and for the nine months ended September 30, 2016 and 2015, we settled these hedges and recorded a gain of $1.4 million and a loss of $5.9 million, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
On January 6, 2016, we acquired several foreign currency forward contracts from Arizona Chemical, which are used to manage future cash flows with respect to exchange rate fluctuations. One of our subsidiaries, Arizona Chemical BV, a Netherlands based entity with a Euro functional currency, is a party to foreign currency forward contracts to purchase Swedish Krona and United States Dollars to hedge certain intercompany foreign exchange exposures. We have designated both of these forward contracts as a cash flow hedge. These contracts were entered into on various dates beginning in October 2015 through January 6, 2016 with various maturity dates from January 2016 through December 2016. The notional amount of these contracts was EUR 2.1 million or $1.8 million (converted at the September 30, 2016 exchange rate). We recorded an unrealized loss of $0.1 million in accumulated other comprehensive income (loss) related to the effective portion of these forward contracts for the nine months ended September 30, 2016.
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

10. Income Taxes
Income tax expense was $2.2 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and income tax benefit was $83.0 million and income tax expense was $4.1 million during the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was an expense of 12.9% and 27.7% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was a benefit of 316.5% and an expense of 115.5% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the nine months ended September 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25%, 22%, and 20%, respectively. During the nine months ended September 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income taxes at the statutory rate	$5,964	$3,883	$9,181	$(1,253)
State taxes, net of federal benefit	1,114	—	521	—
Foreign tax rate differential	(2,436)	(3,628)	(6,018)	(3,920)
Permanent differences	(2,934)	510	(265)	1,547
Uncertain tax positions	292	178	928	490
Valuation allowance	176	2,696	(87,404)	8,091
Return to provision adjustments	33	(521)	33	(483)
Other	(11)	(41)	—	(337)
Income tax expense (benefit)	$2,198	$3,076	$(83,024)	$4,135

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income taxes at the statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	6.5	—	2.0	—
Foreign tax rate differential	(14.3)	(32.7)	(22.9)	109.5
Permanent differences	(17.2)	4.6	(1.0)	(43.2)
Uncertain tax positions	1.7	1.6	3.5	(13.7)
Valuation allowance	1.0	24.3	(333.2)	(226.0)
Return to provision adjustments	0.2	(4.7)	0.1	13.5
Other	—	(0.4)	—	9.4
Effective tax rate	12.9%	27.7%	(316.5)%	(115.5)%

We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, we had recorded a valuation allowance of $43.9 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. As part of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. We increased our valuation allowances by $0.2 million for the three months ended September 30, 2016, primarily related to current period net operating losses. We increased our valuation allowance by $2.7 million for the three months ended September 30, 2015, primarily related to current period net operating losses in the U.S. tax jurisdiction. During the nine months ended September 30, 2016, we released $56.2 million of the valuation allowances, of which $87.4 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. We increased our valuation allowances by $7.0 million for the nine months ended September 30, 2015, which included $8.1 million related to current period net operating losses, partially offset by a $1.1 million decrease related to changes in other comprehensive income (loss).
In purchase accounting, we recorded $61.9 million of deferred taxes on the U.S. parent’s inside basis differences of the acquired foreign assets of Arizona Chemical.
As of September 30, 2016 and December 31, 2015, we had total unrecognized tax benefits of $11.1 million and $4.3 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended September 30, 2016 and 2015, we had a decrease in uncertain foreign tax positions of $2.5 million and an increase of $0.2 million, respectively. We had an increase of $6.8 million during the nine months ended September 30, 2016, primarily related to assumed uncertain tax positions in the United States in connection with the Arizona Chemical Acquisition. We had a $0.2 million increase to uncertain foreign tax positions during the nine months ended September 30, 2015. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. During the next twelve months we anticipate decreasing our unrecognized tax benefits by $1.9 million related to certain of our European tax positions as a result of the expiration of the statute of limitations. We are continuing to evaluate the uncertain tax positions assumed in connection with the Arizona Chemical Acquisition.
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

11. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at September 30, 2016 are as follows: 2016—$7.6 million; 2017—$21.9 million; 2018—$15.3 million; 2019—$12.6 million; 2020—$10.9 million; and 2021 and thereafter—$15.3 million.
(b) Legal Proceedings
In connection with the closing of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for an open legal proceeding related to a claim from a former customer of Arizona Chemical. On March 21, 2011, Arizona Chemical received a claim from this former customer relating to an alleged breach of warranty and breach of contract regarding delivery of resin products during the period from 2005 through 2009. In March 2014, the jury returned a verdict against Arizona Chemical for $70.1 million. In addition, the trial court entered two separate judgments against Arizona Chemical in April 2015 for attorneys’ costs and interest. Arizona Chemical has filed appeals with the Florida First District Court of Appeal to dispute all three judgments. On May 20, 2016, the appellate court affirmed the jury's verdict on the merits in the underlying case. On July 18, 2016, the appellate court reversed and remanded the trial court’s judgment related to interest. On July 19, 2016, the appellate court affirmed the trial court’s judgment related to the attorneys’ costs. On August 26, 2016, the parties entered into a Mutual Release and Settlement Agreement resolving all matters between the parties. The judgment was fully satisfied by the insurance company in accordance with the terms of the agreement. On September 27, 2016, the Florida Supreme Court issued an order voluntarily dismissing all appeals filed in the matter.
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$6.1 million, or $1.9 million (converted at the September 30, 2016 exchange rate). We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.

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
(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our ARO liabilities are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Beginning balance	$10,078	$10,394
Obligations assumed in Arizona Chemical Acquisition	1,908	—
Additional accruals	2,146	—
Accretion expense	303	319
Obligations settled	(3,780)	(25)
Foreign currency translation, net	138	(306)
Ending Balance	$10,793	$10,382
We assumed $1.9 million of an ARO liability from Arizona Chemical as of January 6, 2016 associated with the demolition and decommissioning of manufacturing facility assets. For a portion of our ARO liability related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a liability and corresponding receivable of

$3.8 million and $3.6 million as of September 30, 2016 and 2015, respectively, pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemicals.
(d) Environmental Obligations.
In connection with the Arizona Chemical Acquisition, we assumed environmental obligations associated with historical site matters. As of September 30, 2016 we have recorded a liability of $3.1 million and a corresponding receivable of $3.1 million relating from an indemnification agreement with International Paper, Arizona Chemical's former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

12. Employee Benefits
Retirement Plans.
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans(1)	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans(1)
	(In thousands)
Service cost	$771	$566	$883	$—	$2,518	$1,642	$2,648	$—
Interest cost	1,828	632	1,620	—	5,514	2,264	4,860	—
Expected return on plan assets	(2,344)	(698)	(2,115)	—	(7,011)	(2,593)	(6,345)	—
Amortization of prior service cost	648	5	1,060	—	2,048	17	3,180	—
Net periodic benefit cost	$903	$505	$1,448	$—	$3,069	$1,330	$4,343	$—
___________________________________________________

(1)	Prior to the Arizona Chemical Acquisition our non-US plans were immaterial.
We made contributions of $4.5 million and $1.1 million to our pension plans in the nine months ended September 30, 2016 and 2015, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$135	$150	$405	$450
Interest cost	350	318	1,050	953
Amortization of prior service cost	153	190	458	570
Net periodic benefit cost	$638	$658	$1,913	$1,973

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Polymer	Chemical (1)	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$272,970	$181,173	$454,143	$269,012	$—	$269,012
Cost of goods sold	195,962	122,925	318,887	201,202	—	201,202
Gross profit	77,008	58,248	135,256	67,810	—	67,810
Operating expenses:
Research and development	6,920	2,773	9,693	7,597	—	7,597
Selling, general, and administrative	26,383	16,386	42,769	26,917	—	26,917
Depreciation and amortization	14,977	17,000	31,977	16,145	—	16,145
Operating income	$28,728	$22,089	50,817	$17,151	$—	17,151
Earnings of unconsolidated joint venture			94			95
Interest expense, net			(33,870)			(6,151)
Income before income taxes			$17,041			$11,095
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $10.8 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Polymer	Chemical (1)	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$786,132	$542,583	$1,328,715	$786,349	$—	$786,349
Cost of goods sold	576,358	391,386	967,744	624,542	—	624,542
Gross profit	209,774	151,197	360,971	161,807	—	161,807
Operating expenses:
Research and development	22,008	8,375	30,383	23,345	—	23,345
Selling, general, and administrative	82,631	53,214	135,845	77,488	—	77,488
Depreciation and amortization	45,199	48,714	93,913	46,852	—	46,852
Operating income	$59,936	$40,894	100,830	$14,122	$—	14,122
Disposition and exit of business activities			40,001			—
Loss on extinguishment of debt			(13,423)			—
Earnings of unconsolidated joint venture			274			273
Interest expense, net			(101,450)			(17,975)
Income (loss) before income taxes			$26,232			$(3,580)
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories, and $30.4 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

The following table presents long-lived assets including goodwill and total assets.

	September 30, 2016			December 31, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$548,911	$356,206	$905,117	$517,673	$—	$517,673
Investment in unconsolidated joint venture	$11,608	$—	$11,608	$11,628	$—	$11,628
Goodwill	$—	$753,928	$753,928	$—	$—	$—
Total assets	$1,098,458	$1,820,235	$2,918,693	$1,079,235	$—	$1,079,235
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenue:
United States	$177,170	$87,507	$508,522	$249,674
Germany	43,782	32,485	132,068	92,188
All other countries	233,191	149,020	688,125	444,487
	$454,143	$269,012	$1,328,715	$786,349
Following is a summary of long-lived assets by geographic region:

	September 30, 2016	December 31, 2015
	(In thousands)
Long-lived assets, at cost:
United States	$780,582	$497,653
Taiwan	166,840	135,410
France	125,615	112,767
Brazil	73,925	56,344
Germany	64,511	56,292
All other countries	114,551	41,364
	$1,326,024	$899,830

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $35.4 million and $42.4 million during the nine months ended September 30, 2016 and 2015, respectively, and capital expenditures for our Chemical segment were $27.5 million during the nine months ended September 30, 2016.

14. Related Party Transactions
We own a 50% equity investment in a SBC manufacturing joint venture in Kashima, Japan. Our due to related party liability on the Condensed Consolidated Balance Sheets is related to this joint venture and purchases from the joint venture amounted to $8.3 million and $7.6 million for the three months ended September 30, 2016 and 2015, respectively, and $22.2 million and $22.4 million for the nine months ended September 30, 2016 and 2015, respectively.
We own a 50% variable interest in KFPC, a HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Charges from and amounts due to FPCC are immaterial through the period ended September 30, 2016. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.
In 2015, one of our board members was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio, facility. Our total purchases from Jacobs during the three and nine months ended September 30, 2016 were $3.4 million and $8.5 million, respectively, and our outstanding payable was $1.0 million as of September 30, 2016.

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
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2016 and December 31, 2015 for KFPC before intercompany eliminations. See Note 8 Long-Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	September 30, 2016	December 31, 2015
	(In thousands)
Cash and cash equivalents	$8,793	$9,315
Other current assets	11,460	6,922
Property, plant, and equipment, net	166,547	135,230
Intangible assets	9,649	9,203
Other long-term assets	1,873	1,424
Total assets	$198,322	$162,094

Current liabilities	$34,982	$17,057
Long-term debt	95,235	76,534
Total liabilities	$130,217	$93,591

16. Supplemental Guarantor Information
Kraton Polymers LLC and its wholly-owned financing subsidiary, Kraton Polymers Capital Corporation (together, the “Issuers”), issued $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes are general unsecured, senior obligations of the Issuers and are unconditionally guaranteed on a senior unsecured basis by Kraton Corporation and each of its wholly-owned domestic subsidiaries, excluding the Issuers. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016
(Unaudited)
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$22,161	$121,366	$—	$143,548
Receivables, net of allowances	—	692	93,267	115,908	—	209,867
Inventories of products	—	1,203	176,063	144,579	—	321,845
Inventories of materials and supplies	—	—	12,680	8,037	—	20,717
Other current assets	—	6,539	27,302	34,293	—	68,134
Total current assets	—	8,455	331,473	424,183	—	764,111
Property, plant, and equipment, less accumulated depreciation	—	28,935	520,132	356,050	—	905,117
Goodwill	—	—	753,176	752	—	753,928
Intangible assets, less accumulated amortization	—	34,052	383,720	33,804	—	451,576
Investment in consolidated subsidiaries	617,286	2,936,770	—	—	(3,554,056)	—
Investment in unconsolidated joint venture	—	813	—	10,795	—	11,608
Debt issuance costs	—	—	3,803	—	—	3,803
Deferred income taxes	—	310	(208)	5,116	—	5,218
Other long-term assets	—	80,744	27,994	76,946	(162,352)	23,332
Total assets	$617,286	$3,090,079	$2,020,090	$907,646	$(3,716,408)	$2,918,693
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$12,374	$148	$10,613	$—	$23,135
Accounts payable-trade	—	3,364	64,210	66,986	—	134,560
Other payables and accruals	—	52,997	45,092	59,241	—	157,330
Due to related party	—	—	—	14,907	—	14,907
Total current liabilities	—	68,735	109,450	151,747	—	329,932
Long-term debt, net of current portion	—	1,602,336	1,381	95,235	—	1,698,952
Deferred income taxes	—	(84,031)	287,723	10,084	—	213,776
Litigation payable	—	—	—	—	—	—
Other long-term liabilities	—	894,807	(709,509)	118,359	(162,352)	141,305
Total liabilities	—	2,481,847	(310,955)	375,425	(162,352)	2,383,965
Commitments and contingencies (note 11)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	309	—	—	—	—	309
Additional paid in capital	358,798	—	—	—	—	358,798
Member's equity	—	617,286	2,392,774	543,996	(3,554,056)	—
Retained earnings	258,179	—	—	—	—	258,179
Accumulated other comprehensive loss	—	(9,054)	(61,729)	(45,828)	—	(116,611)
Kraton Corporation stockholders' and member's equity	617,286	608,232	2,331,045	498,168	(3,554,056)	500,675
Noncontrolling interest	—	—	—	34,053	—	34,053
Total stockholders' and member's equity	617,286	608,232	2,331,045	532,221	(3,554,056)	534,728
Total liabilities and stockholders' and member's equity	$617,286	$3,090,079	$2,020,090	$907,646	$(3,716,408)	$2,918,693
________________________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,256	$11,595	$51,198	$—	$70,049
Receivables, net of allowances	—	470	37,758	66,861	—	105,089
Inventories of products	—	(2,077)	149,200	116,984	—	264,107
Inventories of materials and supplies	—	—	9,880	2,258	—	12,138
Other current assets	—	3,594	4,594	21,768	—	29,956
Total current assets	—	9,243	213,027	259,069	—	481,339
Property, plant, and equipment, less accumulated depreciation	—	35,923	256,663	225,087	—	517,673
Intangible assets, less accumulated amortization	—	38,721	2,053	828	—	41,602
Investment in consolidated subsidiaries	497,308	1,446,567	—	—	(1,943,875)	—
Investment in unconsolidated joint venture	—	813	—	10,815	—	11,628
Debt issuance costs	—	226	721	390	—	1,337
Deferred income taxes	—	320	—	3,547	—	3,867
Other long-term assets	—	28,314	658,253	105,444	(770,222)	21,789
Total assets	$497,308	$1,560,127	$1,130,717	$605,180	$(2,714,097)	$1,079,235
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$141	$—	$—	$141
Accounts payable-trade	—	2,030	25,450	31,857	—	59,337
Other payables and accruals	—	45,717	14,983	30,311	—	91,011
Due to related party	—	—	—	14,101	—	14,101
Total current liabilities	—	47,747	40,574	76,269	—	164,590
Long-term debt, net of current portion	—	337,560	1,493	76,538	—	415,591
Deferred income taxes	—	6,334	—	2,736	—	9,070
Other long-term liabilities	—	674,939	88,758	103,517	(770,222)	96,992
Total liabilities	—	1,066,580	130,825	259,060	(770,222)	686,243
Commitments and contingencies (note 11)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	306	—	—	—	—	306
Additional paid in capital	349,871	—	—	—	—	349,871
Member’s equity	—	497,308	1,061,621	384,946	(1,943,875)	—
Retained earnings	147,131	—	—	—	—	147,131
Accumulated other comprehensive loss	—	(3,761)	(61,729)	(73,078)	—	(138,568)
Kraton Corporation stockholders’ and member’s equity	497,308	493,547	999,892	311,868	(1,943,875)	358,740
Noncontrolling interest	—	—	—	34,252	—	34,252
Total stockholders’ and member’s equity	497,308	493,547	999,892	346,120	(1,943,875)	392,992
Total liabilities and stockholders’ and member’s equity	$497,308	$1,560,127	$1,130,717	$605,180	$(2,714,097)	$1,079,235
_____________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$227,916	$268,179	$(41,952)	$454,143
Cost of goods sold	—	(2,090)	150,426	212,503	(41,952)	318,887
Gross profit	—	2,090	77,490	55,676	—	135,256
Operating expenses:
Research and development	—	1,011	2,432	6,250	—	9,693
Selling, general, and administrative	—	(32,042)	24,230	50,581	—	42,769
Depreciation and amortization	—	5,610	21,492	4,875	—	31,977
Operating income (loss)	—	27,511	29,336	(6,030)	—	50,817
Earnings in consolidated subsidiaries	14,843	21,259	—	—	(36,102)	—
Earnings of unconsolidated joint venture	—	—	—	94	—	94
Interest income (expense), net	—	(34,163)	(60)	353	—	(33,870)
Income (loss) before income taxes	14,843	14,607	29,276	(5,583)	(36,102)	17,041
Income tax benefit (expense)	—	236	288	(2,722)	—	(2,198)
Consolidated net income (loss)	14,843	14,843	29,564	(8,305)	(36,102)	14,843
Net loss attributable to noncontrolling interest	—	—	—	717	—	717
Net income (loss) attributable to Kraton	$14,843	$14,843	$29,564	$(7,588)	$(36,102)	$15,560
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$140,767	$167,777	$(39,532)	$269,012
Cost of goods sold	—	2,814	113,186	124,734	(39,532)	201,202
Gross profit (loss)	—	(2,814)	27,581	43,043	—	67,810
Operating expenses:
Research and development	—	1,713	1,128	4,756	—	7,597
Selling, general, and administrative	—	3,445	7,639	15,833	—	26,917
Depreciation and amortization	—	5,652	7,882	2,611	—	16,145
Operating income (loss)	—	(13,624)	10,932	19,843	—	17,151
Earnings in consolidated subsidiaries	8,019	27,684	—	—	(35,703)	—
Earnings of unconsolidated joint venture	—	—	—	95	—	95
Interest income (expense), net	—	(6,159)	(101)	109	—	(6,151)
Income before income taxes	8,019	7,901	10,831	20,047	(35,703)	11,095
Income tax benefit (expense)	—	118	—	(3,194)	—	(3,076)
Consolidated net income	8,019	8,019	10,831	16,853	(35,703)	8,019
Net loss attributable to noncontrolling interest	—	—	—	427	—	427
Net income attributable to Kraton	$8,019	$8,019	$10,831	$17,280	$(35,703)	$8,446
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$658,995	$788,826	$(119,106)	$1,328,715
Cost of goods sold	—	(1,519)	462,311	626,058	(119,106)	967,744
Gross profit	—	1,519	196,684	162,768	—	360,971
Operating expenses:
Research and development	—	2,196	7,864	20,323	—	30,383
Selling, general, and administrative	—	(33,164)	72,297	96,712	—	135,845
Depreciation and amortization	—	16,811	63,626	13,476	—	93,913
Operating income	—	15,676	52,897	32,257	—	100,830
Disposition and exit of business activities	—	—	36,821	3,180	—	40,001
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	109,256	121,262	—	—	(230,518)	—
Earnings of unconsolidated joint venture	—	—	—	274	—	274
Interest income (expense), net	—	(101,521)	(952)	1,023	—	(101,450)
Income before income taxes	109,256	21,994	88,766	36,734	(230,518)	26,232
Income tax benefit (expense)	—	87,262	(2,071)	(2,167)	—	83,024
Consolidated net income	109,256	109,256	86,695	34,567	(230,518)	109,256
Net loss attributable to noncontrolling interest	—	—	—	1,792	—	1,792
Net income attributable to Kraton	$109,256	$109,256	$86,695	$36,359	$(230,518)	$111,048
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$426,787	$489,124	$(129,562)	$786,349
Cost of goods sold	—	13,680	352,599	387,825	(129,562)	624,542
Gross profit (loss)	—	(13,680)	74,188	101,299	—	161,807
Operating expenses:
Research and development	—	2,906	2,993	17,446	—	23,345
Selling, general, and administrative	—	(3,090)	30,200	50,378	—	77,488
Depreciation and amortization	—	16,897	21,863	8,092	—	46,852
Operating income (loss)	—	(30,393)	19,132	25,383	—	14,122
Earnings (loss) in consolidated subsidiaries	(7,715)	41,329	—	—	(33,614)	—
Earnings of unconsolidated joint venture	—	—	—	273	—	273
Interest income (expense), net	—	(18,581)	372	234	—	(17,975)
Income (loss) before income taxes	(7,715)	(7,645)	19,504	25,890	(33,614)	(3,580)
Income tax benefit (expense)	—	(70)	527	(4,592)	—	(4,135)
Consolidated net income (loss)	(7,715)	(7,715)	20,031	21,298	(33,614)	(7,715)
Net loss attributable to noncontrolling interest	—	—	—	1,141	—	1,141
Net income (loss) attributable to Kraton	$(7,715)	$(7,715)	$20,031	$22,439	$(33,614)	$(6,574)
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$14,843	$14,843	$29,564	$(7,588)	$(36,102)	$15,560
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	3,994	—	3,994
Unrealized loss on cash flow hedges, net of tax benefit of $27	—	(21)	—	(27)	—	(48)
Other comprehensive income (loss), net of tax	—	(21)	—	3,967	—	3,946
Comprehensive income (loss) attributable to Kraton	14,843	14,822	29,564	(3,621)	(36,102)	19,506
Comprehensive income attributable to noncontrolling interest	—	—	—	339	—	339
Consolidated comprehensive income (loss)	$14,843	$14,822	$29,564	$(3,282)	$(36,102)	$19,845
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$8,019	$8,019	$10,831	$17,280	$(35,703)	$8,446
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	—	(75)	—	(14,897)	—	(14,972)
Other comprehensive loss, net of tax	—	(75)	—	(14,897)	—	(14,972)
Comprehensive income attributable to Kraton	8,019	7,944	10,831	2,383	(35,703)	(6,526)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,717)	—	(2,717)
Consolidated comprehensive income (loss)	$8,019	$7,944	$10,831	$(334)	$(35,703)	$(9,243)
__________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$109,256	$109,256	$86,695	$36,359	$(230,518)	$111,048
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	27,311	—	27,311
Unrealized loss on cash flow hedges, net of tax benefit of $2,737	—	(5,293)	—	(61)	—	(5,354)
Other comprehensive income (loss), net of tax	—	(5,293)	—	27,250	—	21,957
Comprehensive income attributable to Kraton	109,256	103,963	86,695	63,609	(230,518)	133,005
Comprehensive loss attributable to noncontrolling interest	—	—	—	(199)	—	(199)
Consolidated comprehensive income	$109,256	$103,963	$86,695	$63,410	$(230,518)	$132,806
_________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(7,715)	$(7,715)	$20,031	$22,439	$(33,614)	$(6,574)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	—	148	—	(38,935)	—	(38,787)
Other comprehensive income (loss), net of tax	—	148	—	(38,935)	—	(38,787)
Comprehensive income (loss) attributable to Kraton	(7,715)	(7,567)	20,031	(16,496)	(33,614)	(45,361)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,579)	—	(2,579)
Consolidated comprehensive income (loss)	$(7,715)	$(7,567)	$20,031	$(19,075)	$(33,614)	$(47,940)
__________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(53,043)	$142,718	$36,454	$—	$126,129
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	167,868	—	—	(167,868)	—
Kraton purchase of property, plant and equipment	—	(2,253)	(38,082)	(22,550)	—	(62,885)
KFPC purchase of property, plant and equipment	—	—	—	(16,995)	—	(16,995)
Purchase of software and other intangibles	—	(3,280)	(1,411)	—	—	(4,691)
Acquisition, net of cash acquired	—	(1,367,088)	11,590	43,393	—	(1,312,105)
Sale of assets	—	—	72,803	—	—	72,803
Net cash provided by (used in) investing activities	—	(1,204,753)	44,900	3,848	(167,868)	(1,323,873)
Cash flows provided by financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(430,058)	(50,075)	—	—	(480,133)
KFPC proceeds from debt	—	—	—	24,368	—	24,368
Capital lease payments	—	—	(105)	—	—	(105)
Purchase of treasury stock	(967)	—	—	—	—	(967)
Cash contributions from member	—	(967)	—	—	967	—
Cash distributions to member	(1,658)	2,625	—	—	(967)	—
Proceeds from the exercise of stock options	2,625	—	—	—	—	2,625
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,929)	(3,717)	—	—	(57,646)
Payments on intercompany loans	—	—	(168,075)	207	167,868	—
Net cash provided by financing activities	—	1,250,561	(177,052)	24,575	167,868	1,265,952
Effect of exchange rate differences on cash	—	—	—	5,291	—	5,291
Net increase (decrease) in cash and cash equivalents	—	(7,235)	10,566	70,168	—	73,499
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$21	$22,161	$121,366	$—	$143,548
__________________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC(1)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(16,074)	$73,706	$23,941	$—	$81,573
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	48,927	—	—	(48,927)	—
Kraton purchase of property, plant, and equipment	—	(913)	(29,257)	(12,214)	—	(42,384)
KFPC purchase of property, plant, and equipment	—	—	—	(46,097)	—	(46,097)
Purchase of software and other intangibles	—	(1,717)	(46)	—	—	(1,763)
Net cash provided by (used in) investing activities	—	46,297	(29,303)	(58,311)	(48,927)	(90,244)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	—	30,000	—	—	30,000
Repayments of debt	—	—	(30,000)	—	—	(30,000)
KFPC proceeds from debt	—	—	—	55,622	—	55,622
Capital lease payments	—	—	(99)	—	—	(99)
Purchase of treasury stock	(31,891)	—	—	—	—	(31,891)
Cash contributions from member	—	(31,891)	—	—	31,891	—
Cash distributions to member	30,869	1,022	—	—	(31,891)	—
Proceeds from the exercise of stock options	1,022	—	—	—	—	1,022
Payments on intercompany loans	—	—	(48,927)	—	48,927	—
Net cash provided by (used in) financing activities	—	(30,869)	(49,026)	55,622	48,927	24,654
Effect of exchange rate differences on cash	—	—	—	(6,002)	—	(6,002)
Net increase (decrease) in cash and cash equivalents	—	(646)	(4,623)	15,250	—	9,981
Cash and cash equivalents, beginning of period	—	646	5,881	47,291	—	53,818
Cash and cash equivalents, end of period	$—	$—	$1,258	$62,541	$—	$63,799
___________________________________

(1)
The Issuers are co-issuers of the 10.5% Senior Notes that mature on April 15, 2023. Kraton Polymers Capital Corporation has minimal assets and income. We do not believe that separate financial statements and other disclosures concerning the guarantors (other than Kraton Corporation) would provide any additional information that would be material to investors in making an investment decision.

17. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2016.

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

OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”) and other engineered polymers. Effective with the January 6, 2016 acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”), we are now also a leading global producer of value-added specialty products primarily derived from pine wood pulping co-products. Historically, we have reported one segment for the manufacturing and marketing of SBC's and engineered polymers. Commensurate with the Arizona Chemical Acquisition, Arizona Chemical became a separate operating segment and since such date our operations have been managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying condensed consolidated financial statements since the date of acquisition.
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
We have a portfolio of innovations at various stages of development and commercialization, including

•	polyvinyl chloride alternatives for and medical applications;

•	polymers and compounds for soft skin and coated fabric applications for transportation and consumer markets;

•	high melt flow polymers for compounding and adhesives formulation; and

•	synthetic cement formulations and polymers used for viscosity modification in oilfield applications.

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
Status of Synergies, Operational Improvement, and Cost Reduction Initiatives
We previously announced synergies and operational improvement initiatives associated with the Arizona Chemical Acquisition and a cost reduction initiative targeted at lowering costs in our Polymer segment. Following is a summary of the status of these initiatives:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Incremental	2016	2015	Incremental	Cumulative(1)
	(In thousands)
G&A synergies	$5,099	$—	$5,099	$10,722	$—	$10,722	$10,722
Operational improvements	4,224	—	4,224	9,631	—	9,631	9,631
Polymer cost reduction	6,888	5,279	1,609	20,242	11,859	8,383	27,771
	$16,211	$5,279	$10,932	$40,595	$11,859	$28,736	$48,124
_____________________________________________________
(1) The cumulative Polymer cost reduction initiatives include $19.4 million realized in the full year 2015.

Belpre Compounding Unit Asset Sale
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”) for total proceeds of $72.8 million, of which $72.0 million was used to pay down existing indebtedness during the first quarter of 2016. The BCU is used to manufacture HSBC and USBC based compounds. We recognized a gain on the sale of $45.4 million during the nine months ended September 30, 2016. In connection with the sale, we entered into an exclusive polymer supply agreement with a seven year term and a compound manufacturing agreement for a transition period of up to two years with the purchaser. Our historical compound sales have primarily been directed into personal care, protective film, consumer, medical & automotive applications, with the compound sales previously reported under the Specialty Polymers business line. Taking into consideration future polymer sales under the supply agreement, the net revenue impact resulting from the sale of the compounding assets is less than two percent of Kraton's consolidated revenue for the fiscal year ended December 31, 2015.
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
Our financial results are subject to gains and losses on currency translation, which occur when the financial statements of our foreign operations are translated into U.S. dollars. The financial statements of operations outside the United States where the local currency is considered to be the functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the average exchange rate for each period for revenues, expenses, gains and losses, and cash flows. The effect of translating the balance sheet into U.S. dollars is included as a component of accumulated other comprehensive income (loss). Any appreciation of the functional currencies against the U.S. dollar will increase the U.S. dollar equivalent amounts of revenues, expenses, gains and losses, and cash flows, and any depreciation of the functional currencies will decrease the U.S. dollar amounts reported. Our results of operations are also subject to currency transaction risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. The estimated impact from currency fluctuations amounted to pre-tax losses of $2.4 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and pre-tax losses of $5.9 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively.
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by Geography:	(In thousands)
Americas	$205,157	$104,483	$581,458	$306,744
Europe, Middle East, and Africa	146,572	91,825	455,277	263,460
Asia Pacific	102,414	72,704	291,980	216,145
Total Revenue	$454,143	$269,012	$1,328,715	$786,349
Raw Materials. We use butadiene, styrene and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials together represented approximately $130.3 million, or 40.9%, and $94.1 million, or 46.8%, of our total cost of goods sold for the three months ended September 30, 2016 and 2015, respectively, and $406.2 million, or 42.0%, and $297.7 million, or 47.7%, of our total cost of goods sold for the nine months ended September 30, 2016 and 2015, respectively. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.
Seasonality. Seasonal changes and weather conditions typically affect our sales of products in our paving, roadmarking, roofing and construction applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Sales for our other product applications tend to show relatively little seasonality.

RESULTS OF OPERATIONS

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$454,143	$269,012	$1,328,715	$786,349
Cost of goods sold	318,887	201,202	967,744	624,542
Gross profit	135,256	67,810	360,971	161,807
Operating expenses:
Research and development	9,693	7,597	30,383	23,345
Selling, general, and administrative	42,769	26,917	135,845	77,488
Depreciation and amortization	31,977	16,145	93,913	46,852
Operating income	50,817	17,151	100,830	14,122
Disposition and exit of business activities	—	—	40,001	—
Loss on extinguishment of debt	—	—	(13,423)	—
Earnings of unconsolidated joint venture	94	95	274	273
Interest expense, net	(33,870)	(6,151)	(101,450)	(17,975)
Income (loss) before income taxes	17,041	11,095	26,232	(3,580)
Income tax benefit (expense)	(2,198)	(3,076)	83,024	(4,135)
Consolidated net income (loss)	14,843	8,019	109,256	(7,715)
Net loss attributable to noncontrolling interest	717	427	1,792	1,141
Net income (loss) attributable to Kraton	$15,560	$8,446	$111,048	$(6,574)
Earnings (loss) per common share:
Basic	$0.50	$0.27	$3.60	$(0.21)
Diluted	$0.49	$0.27	$3.56	$(0.21)
Weighted average common shares outstanding:
Basic	30,221	30,503	30,137	30,779
Diluted	30,783	30,849	30,557	30,779
Consolidated Results
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Revenue was $454.1 million for the three months ended September 30, 2016 compared to $269.0 million for the three months ended September 30, 2015, an increase of $185.1 million or 68.8%, of which $181.2 million relates to our Chemical segment.
Cost of goods sold was $318.9 million for the three months ended September 30, 2016 compared to $201.2 million for the three months ended September 30, 2015, an increase of $117.7 million or 58.5%, of which $122.9 million relates to our Chemical segment. Our Polymer segment cost of goods sold decreased $5.2 million, largely driven by a $17.6 million decrease in raw material costs and a $7.3 million net reduction in other manufacturing costs, partially offset by a $13.6 million increase related to higher sales volumes and a $6.1 million negative effect from currency fluctuations.
Gross profit was $135.3 million for the three months ended September 30, 2016 compared to $67.8 million for the three months ended September 30, 2015, an increase of $67.4 million or 99.5%, of which $58.2 million relates to our Chemical segment.

Research and development expenses were $9.7 million for the three months ended September 30, 2016 compared to $7.6 million for the three months ended September 30, 2015, an increase of $2.1 million or 27.6%, of which $2.8 million relates to our Chemical segment.
Selling, general, and administrative expenses were $42.8 million for the three months ended September 30, 2016 compared to $26.9 million for the three months ended September 30, 2015, an increase of $15.9 million or 58.9%, of which $16.4 million relates to our Chemical segment.
Depreciation and amortization was $32.0 million for the three months ended September 30, 2016 compared to $16.1 million for the three months ended September 30, 2015, an increase of $15.8 million or 98.1%, of which $17.0 million relates to our Chemical segment.
Interest expense, net was $33.9 million for the three months ended September 30, 2016 compared to $6.2 million for the three months ended September 30, 2015, an increase of $27.7 million. The increase is primarily due to additional indebtedness related to the Arizona Chemical Acquisition.
Income tax expense was $2.2 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was an expense of 12.9% and 27.7% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. For the three months ended September 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the three months ended September 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, we recorded a valuation allowance of $43.9 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We increased our valuation allowances by $0.2 million for the three months ended September 30, 2016, primarily related to current period net operating losses. We increased our valuation allowance by $2.7 million for the three months ended September 30, 2015, primarily related to current period net operating losses in the U.S. tax jurisdiction.
Net income attributable to Kraton was $15.6 million or $0.49 per diluted share for the three months ended September 30, 2016, an increase of $7.1 million compared to net income of $8.4 million or $0.27 per diluted share for the three months ended September 30, 2015. Adjusted earnings per diluted share (non-GAAP) was $0.63 for the three months ended September 30, 2016 compared to $0.48 for the three months ended September 30, 2015. See a reconciliation of U.S. generally accepted accounting principles (“GAAP”) earnings (loss) per diluted share to non-GAAP adjusted earnings per diluted share below.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Our operating results for the nine months ended September 30, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $1,328.7 million for the nine months ended September 30, 2016 compared to $786.3 million for the nine months ended September 30, 2015, an increase of $542.4 million or 69.0%, of which $542.6 million relates to our Chemical segment.
Cost of goods sold was $967.7 million for the nine months ended September 30, 2016 compared to $624.5 million for the nine months ended September 30, 2015, an increase of $343.2 million or 55.0%, of which $391.4 million relates to our Chemical segment. Our Chemical segment results include $24.7 million of higher costs of goods sold related to the fair value adjustment in purchase accounting for inventory, which was fully amortized during the nine months ended September 30, 2016. The Polymer segment cost of goods sold decreased $48.2 million, largely driven by a $36.7 million reduction in other manufacturing costs (including a $5.1 million decrease in turnaround costs), and $62.1 million decrease in raw material costs, partially offset by a $43.0 million increase related to higher sales volumes and a $7.6 million negative effect from currency fluctuations.
Gross profit was $361.0 million for the nine months ended September 30, 2016 compared to $161.8 million for the nine months ended September 30, 2015. The increase includes gross profit of $151.2 million from our Chemical segment, which includes $24.7 million of higher costs of goods sold related to the full amortization of the fair value adjustment in purchase accounting for inventory.
Research and development expenses were $30.4 million for the nine months ended September 30, 2016 compared to $23.3 million for the nine months ended September 30, 2015, an increase of $7.0 million or 30.1%, of which $8.4 million relates to our Chemical segment.

Selling, general, and administrative expenses were $135.8 million for the nine months ended September 30, 2016 compared to $77.5 million for the nine months ended September 30, 2015, an increase of $58.4 million or 75.3%, of which $53.2 million relates to our Chemical segment.
Depreciation and amortization was $93.9 million for the nine months ended September 30, 2016 compared to $46.9 million for the nine months ended September 30, 2015, an increase of $47.1 million or 100.4%, of which $48.7 million relates to our Chemical segment.
Disposition and exit of business activities was $40.0 million for the nine months ended September 30, 2016, which resulted from the exit of our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil, and the sale of the BCU.
Loss on extinguishment of debt was $13.4 million for the nine months ended September 30, 2016, of which $8.4 million was recognized to satisfy and cancel our previous 6.75% Senior Notes and $5.0 million was related to the write-off of previously capitalized debt issuance costs, following the Arizona Chemical Acquisition.
Interest expense, net was $101.5 million for the nine months ended September 30, 2016 compared to $18.0 million for the nine months ended September 30, 2015, an increase of $83.5 million. The increase is primarily due to additional indebtedness related to the Arizona Chemical Acquisition.
Income tax benefit was $83.0 million and income tax expense was $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. Given the level of our pre-tax book income for the nine months ended September 30, 2016 and the release of a significant portion of our valuation allowance (as further discussed below), our effective tax rate for the nine months ended September 30, 2016 is not meaningful. Our effective tax rate for the nine months ended September 30, 2015 was a 115.5% expense. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. For the nine months ended September 30, 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively. During the nine months ended September 30, 2015, our pretax earnings in the Netherlands decreased our effective tax rate as the statutory rate is 25% and losses generated in Taiwan increased our effective tax rate as the statutory rate is 17%.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, we recorded a valuation allowance of $43.9 million and $100.1 million, respectively, against our net operating loss carryforwards and other deferred tax assets. Following the completion of the Arizona Chemical Acquisition, we reassessed the need for a valuation allowance against our net operating loss deferred tax assets. In our assessment, we consider the level of historical and projected future taxable income expected to be generated. As a result of our assessment, we released $56.2 million of the valuation allowances, of which $87.4 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition.
Net income attributable to Kraton was $111.0 million or $3.56 per diluted share for the nine months ended September 30, 2016, an increase of $117.6 million compared to net loss of $6.6 million or $0.21 per diluted share for the nine months ended September 30, 2015. Adjusted earnings per diluted share (non-GAAP) was $2.07 for the nine months ended September 30, 2016 compared to $1.26 for the nine months ended September 30, 2015. See a reconciliation of GAAP earnings (loss) per diluted share to non-GAAP adjusted earnings per diluted share below.

Segment Results
Effective with the Arizona Chemical Acquisition our operating segments are as follows:
•Polymer Segment. Our Polymer segment is comprised of our SBC's and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	(In thousands)
Performance Products	$138,479	$147,987	$403,214	$420,889
Specialty Polymers	89,107	86,828	256,197	263,082
Cariflex	45,303	34,044	126,513	102,069
Other	81	153	208	309
	$272,970	$269,012	$786,132	$786,349

Operating income	$28,728	$17,151	$59,936	$14,122
Adjusted EBITDA (non-GAAP)(1)	$49,576	$42,393	$141,023	$116,773
 ____________________________________________________

(1)	See Non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Revenue for the Polymer segment was $273.0 million for the three months ended September 30, 2016 compared to $269.0 million for the three months ended September 30, 2015, an increase of $4.0 million or 1.5%. The increase was due to higher sales volumes of $23.2 million and changes in foreign currency exchange rates of $3.8 million, partially offset by lower average selling prices amounting to $23.0 million, which were primarily driven by lower average raw material costs, lower prices for certain SIS product grades and mix. Sales volumes were 85.9 kilotons for the three months ended September 30, 2016, an increase of 5.0 kilotons or 6.1%.
With respect to revenue for the Polymer segment product groups:

•
Cariflex™ revenue was $45.3 million for the three months ended September 30, 2016 compared to $34.0 million for the three months ended September 30, 2015. The increase of $11.3 million was attributable to a 29.4% increase in sales volumes, primarily into surgical glove applications, and changes in foreign currency exchange rates amounting to $2.4 million.

•
Specialty Polymers revenue was $89.1 million for the three months ended September 30, 2016 compared to $86.8 million for the three months ended September 30, 2015, a $2.3 million increase, which includes a decrease of $1.7 million related to the sale of the BCU. The revenue increase was attributable to a 10.2% increase in sales volumes, primarily within automotive and lubricant additive applications, partially offset by lower average selling prices resulting from lower raw material costs.

•
Performance Products revenue was $138.5 million for the three months ended September 30, 2016 compared to $148.0 million for the three months ended September 30, 2015. The $9.5 million decline was primarily driven by lower average selling prices resulting from lower raw material costs, lower prices for certain SIS product grades reflective of global over capacity for SIS, and product mix, partially offset by a 3.2% increase in sales volumes and changes in foreign currency exchange rates of $1.1 million. The increase in sales volumes was primarily driven by higher sales into roofing and personal care applications, which more than offset lower sales volumes into paving applications and lower sales of SIS product grades into packaging and industrial adhesive applications. A factor in the decline in paving volume was constrained availability of butadiene arising from a cracker outage from one of our suppliers.

For the three months ended September 30, 2016, the Polymer segment operating income was $28.7 million compared to $17.2 million for the three months ended September 30, 2015.
For the three months ended September 30, 2016, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $49.6 million compared to $42.4 million for the three months ended September 30, 2015, an increase of $7.2 million, or 16.9%. The increase was due to higher sales volumes and lower costs, partially offset by modestly lower unit margins, including the effect of product mix. The effect of currency fluctuations negatively impacted Adjusted EBITDA (non-GAAP) by $2.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Revenue for the Polymer segment was $786.1 million for the nine months ended September 30, 2016 compared to $786.3 million for the nine months ended September 30, 2015. Lower average selling prices amounting to $76.5 million, primarily driven by lower average raw material costs, lower prices for certain SIS product grades and mix, was offset by an increase of $74.4 million due to higher sales volumes and changes in foreign currency exchange rates of $2.0 million. Sales volumes were 250.9 kilotons for the nine months ended September 30, 2016, an increase of 19.3 kilotons or 8.3%.
With respect to revenue for the Polymer segment product groups:

•
Cariflex™ revenue was $126.5 million for the nine months ended September 30, 2016 compared to $102.1 million for the nine months ended September 30, 2015. The increase of $24.4 million was attributable to a 23.7% increase in sales volumes, primarily due to higher sales into surgical glove applications and changes in foreign currency of $4.1 million, partially offset by a $4.2 million decrease attributable to lower average selling prices resulting from lower raw material costs.

•
Specialty Polymers revenue was $256.2 million for the nine months ended September 30, 2016 compared to $263.1 million for the nine months ended September 30, 2015, a decrease of $6.9 million. Excluding the $7.8 million effect of the sale of the BCU, which occurred in the first quarter of 2016, revenue was essentially unchanged with a 7.2% increase in sales volumes, largely in automotive and industrial applications, offset by lower average selling prices due to lower raw material costs and a $1.0 million negative effect from changes in currency exchange rates.

•
Performance Products revenue was $403.2 million for the nine months ended September 30, 2016 compared to $420.9 million for the nine months ended September 30, 2015. The $17.7 million decrease was primarily driven by lower average selling prices resulting from lower raw material costs, lower prices for certain SIS product grades and mix, and changes in foreign currency exchange rates of $1.2 million, partially offset by a 7.5% increase in sales volumes. The increase in sales volumes was primarily driven by paving, roofing, and personal care applications, partially offset by lower sales of SIS product grades into packaging and industrial adhesive applications.

For the nine months ended September 30, 2016, the Polymer segment operating income was $59.9 million compared to $14.1 million for the nine months ended September 30, 2015.
For the nine months ended September 30, 2016, the Polymer segment generated $141.0 million of Adjusted EBITDA (non-GAAP) compared to $116.8 million for the nine months ended September 30, 2015, an increase of $24.3 million or 20.8%. The increase was a result of higher sales volumes and lower costs, partially offset by lower unit margins, including the effect of product mix. The effect of currency fluctuations negatively impacted Adjusted EBITDA (non-GAAP) by $4.9 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment
Commensurate with our acquisition on January 6, 2016, Arizona Chemical is a separate operating segment. The following results of operations for the Chemical segment have been included in our consolidated results effective as of the date of the acquisition.

	Three Months Ended September 30, 2016	For the period January 6, 2016 through September 30, 2016
Revenue	(In thousands)
Adhesives	$60,771	$186,903
Roads and construction	13,778	40,845
Tires	10,380	30,238
Chemical intermediates	96,244	284,597
	$181,173	$542,583
NON-GAAP FINANCIAL MEASURES
Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Earnings Per Diluted Share
We consider Adjusted Gross Profit, EBITDA, Adjusted EBITDA and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Adjusted Gross Profit(1) (2)	$133,013	$68,773	$406,514	$202,015
EBITDA(3)	$82,888	$33,391	$221,595	$61,247
Adjusted EBITDA(1) (4)	$91,074	$42,393	$276,911	$116,773
Adjusted Earnings Per Diluted Share(1) (2)	$0.63	$0.48	$2.07	$1.26
____________________________________________________

(1)
The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the ECRC of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs.  ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period.  We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the GAAP carrying value creates the spread between GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted Gross Profit, Adjusted EBITDA, and Adjusted Earnings Per Diluted Share under both our GAAP convention and ECRC.

(2)
Adjusted Gross Profit is gross profit net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. Similarly, Adjusted Earnings Per Diluted Share is earnings per diluted share net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliations below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As a measure of our performance, Adjusted Gross Profit and Adjusted Earnings Per Diluted Share are limited because they often vary substantially from gross profit and earnings per diluted share calculated in accordance with GAAP.

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
We compensate for these limitations by relying primarily on our GAAP results and using Adjusted Gross Profit, EBITDA, Adjusted EBITDA, and Adjusted Earnings Per Diluted Share only as supplemental measures. See our financial statements included elsewhere in this Form 10-Q.
We reconcile Gross Profit to Adjusted Gross Profit as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Gross profit	$77,008	$58,248	$135,256	$67,810	$—	$67,810

Add (deduct):
Restructuring and other charges (a)	743	8	751	61	—	61
Production downtime (b)	—	—	—	(146)	—	(146)
Non-cash compensation expense	128	—	128	122	—	122
Spread between FIFO and ECRC	(5,001)	1,879	(3,122)	926	—	926
Adjusted gross profit (non-GAAP)	$72,878	$60,135	$133,013	$68,773	$—	$68,773
___________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Gross profit	$209,774	$151,197	$360,971	$161,807	$—	$161,807

Add (deduct):
Restructuring and other charges (a)	785	8	793	142	—	142
Effect of purchase price accounting on inventory valuation (b)	—	24,719	24,719	—	—	—
Production downtime (c)	—	—	—	(474)	—	(474)
Non-cash compensation expense	436	—	436	396	—	396
Spread between FIFO and ECRC	5,807	13,788	19,595	40,144	—	40,144
Adjusted gross profit (non-GAAP)	$216,802	$189,712	$406,514	$202,015	$—	$202,015
___________________________________________________

(a)	Severance expenses and other restructuring related charges.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	In 2015, the reduction in costs is due to additional insurance recovery related to the Belpre, Ohio, production downtime.
We reconcile consolidated net income (loss) and operating income (loss) to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$15,560			$8,446
Net loss attributable to noncontrolling interest			(717)			(427)
Consolidated net income			14,843			8,019
Add (deduct):
Income tax expense			2,198			3,076
Interest expense, net			33,870			6,151
Earnings of unconsolidated joint venture			(94)			(95)
Operating income	$28,728	$22,089	50,817	$17,151	$—	17,151
Add:
Depreciation and amortization	14,977	17,000	31,977	16,145	—	16,145
Earnings of unconsolidated joint venture	94		94	95	—	95
EBITDA	43,799	39,089	82,888	33,391	—	33,391
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	7,216	530	7,746	5,501	—	5,501
Production downtime (b)	—	—	—	(134)	—	(134)
KFPC startup costs (c)	1,421	—	1,421	677	—	677
Non-cash compensation expense (d)	2,141	—	2,141	2,032	—	2,032
Spread between FIFO and ECRC	(5,001)	1,879	(3,122)	926	—	926
Adjusted EBITDA	$49,576	$41,498	$91,074	$42,393	$—	$42,393
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

(d)
For the three months ended September 30, 2016 and 2015, respectively, $1.9 million and $1.7 million is recorded in selling, general and administrative expenses, $0.1 million and $0.2 million is recorded in research and development expenses, and $0.1 million and $0.1 million is recorded in cost of goods sold.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$111,048			$(6,574)
Net loss attributable to noncontrolling interest			(1,792)			(1,141)
Consolidated net income (loss)			109,256			(7,715)
Add (deduct):
Income tax (benefit) expense			(83,024)			4,135
Interest expense, net			101,450			17,975
Earnings of unconsolidated joint venture			(274)			(273)
Loss on extinguishment of debt			13,423			—
Disposition and exit of business activities			(40,001)			—
Operating income	$59,936	$40,894	100,830	$14,122	$—	14,122
Add (deduct):
Depreciation and amortization	45,199	48,714	93,913	46,852	—	46,852
Disposition and exit of business activities	40,001	—	40,001	—	—	—
Loss on extinguishment of debt	(13,423)	—	(13,423)	—	—	—
Earnings of unconsolidated joint venture	274	—	274	273	—	273
EBITDA	131,987	89,608	221,595	61,247	—	61,247
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	19,255	7,773	27,028	7,297	—	7,297
Disposition and exit of business activities	(40,001)	—	(40,001)	—	—	—
Loss on extinguishment of debt	13,423	—	13,423	—	—	—
Effect of purchase price accounting on inventory valuation (b)	—	24,719	24,719	—	—	—
Production downtime (c)	—	—	—	(343)	—	(343)
KFPC startup costs (d)	3,280	—	3,280	1,827	—	1,827
Non-cash compensation expense (e)	7,272	—	7,272	6,601	—	6,601
Spread between FIFO and ECRC	5,807	13,788	19,595	40,144	—	40,144
Adjusted EBITDA	$141,023	$135,888	$276,911	$116,773	$—	$116,773
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

(e)
For the nine months ended September 30, 2016 and 2015, respectively, $6.3 million and $5.7 million is recorded in selling, general and administrative expenses, $0.6 million and $0.5 million is recorded in research and development expenses, and $0.4 million and $0.4 million is recorded in cost of goods sold.

We reconcile GAAP Earnings (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (Loss) Per Diluted Share	$0.49	$0.27	$3.56	$(0.21)
Transaction, acquisition related costs, restructuring, and other costs (a)	0.20	0.18	0.72	0.23
Disposition and exit of business activities	—	—	(0.82)	—
Loss on extinguishment of debt	—	—	0.28	—
Production downtime (b)	—	(0.01)	—	(0.01)
Effect of purchase price accounting on inventory valuation (c)	—	—	0.63	—
KFPC startup costs (d)	0.02	0.01	0.04	0.02
Valuation Allowance (e)	—	—	(2.77)	—
Spread between FIFO and ECRC	(0.08)	0.03	0.43	1.23
Adjusted Earnings Per Diluted Share (non-GAAP)	$0.63	$0.48	$2.07	$1.26
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
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Corporation and each of our wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility. The $72.0 million received from the sale of the compounding assets was used to pay down existing indebtedness. As a result our next scheduled principal payment under the Term Loan Facility is not due until the third quarter of 2017.
Description of the 10.5% Senior Notes due 2023
Commensurate with the Arizona Chemical Acquisition, Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% senior notes that mature on April 15, 2023 (the “10.5% Senior Notes”). The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and each of our wholly-owned domestic subsidiaries. We pay interest on the 10.5% Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year, and paid the first interest payment on October 14, 2016. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. After October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
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
Description of KFPC Loan Agreement
On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwanese Dollars (“NTD”), or $175.3 million (converted at the September 30, 2016 exchange rate), to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $136.7 million (converted at the September 30, 2016 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $38.6 million (converted at the September 30, 2016 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2016, NTD 3.3 billion, or $106.1 million (converted at the September 30, 2016 exchange rate) was drawn and outstanding on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the loan agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 3.0 to 1.0 through 2016, which will decrease to 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio of 2.5 to 1.0 commencing at the end of the year of 2016, which will increase to 5.0 to 1.0 at the end of the year of 2017. In each case, these covenants are calculated and tested on an annual basis. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness. At September 30, 2016, KFPC was in compliance with the covenants under the KFPC Loan Agreement. For additional information regarding our KFPC Loan Agreement, see “KFPC Loan Agreement” in Note 8 Long-Term Debt, which is incorporated herein by reference.

Known Trends and Uncertainties
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the Term Loan Facility and ABL Facility are our principal sources of liquidity.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility (the “Senior Secured Credit Facilities”)or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the Senior Secured Credit Facilities was $197.9 million, with no borrowings. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $4.5 million and $1.1 million to our pension plans during the nine months ended September 30, 2016 and 2015, respectively. Following the close of the Arizona Chemical Acquisition on January 6, 2016, we assumed responsibility for several additional international pension plans and one additional U.S defined benefit pension plan. We expect our total pension plan contributions for the year ended December 31, 2016 to be approximately $6.9 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2016, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2017 and beyond.
As of September 30, 2016, we had $121.7 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $2.4 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the United States.
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
Operating Cash Flows
Net cash provided by operating activities totaled $126.1 million and $81.6 million in the nine months ended September 30, 2016 and 2015, respectively. This represents a net increase in operating cash flows of $44.6 million, which was primarily driven by changes in working capital. The net change in working capital provided cash flows of $22.4 million and $36.5 million for the nine months ended September 30, 2016 and 2015, respectively. The period-over-period changes are as follows:

•	$8.4 million decrease associated with accounts receivable, due to higher sales volumes and timing of cash receipts from customers;

•
$6.4 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher raw material costs, partially offset by lower inventory volumes in our Polymer segment; partially offset by

•	$0.7 million net increase in cash flows due to the timing of payments of other items, including accounts payable, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $1,323.9 million for the nine months ended September 30, 2016 and $90.2 million for the nine months ended September 30, 2015, which includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of the BCU.
Expected Capital Expenditures
We currently expect 2016 capital expenditures, excluding capital expenditures by the KFPC joint venture and capitalized interest, will be approximately $85.0 million to $95.0 million. Included in this estimate is approximately $20.0 million for projects associated with our cost reset initiative and $3.4 million for projects to achieve operational synergies related to the integration of Arizona Chemical.
We currently anticipate the total KFPC joint venture project construction cost will be approximately $180.0 million; of which, 2016 capital expenditures will be approximately $40.0 million. The project has been funded with a combination of equity and debt financing. From the inception of the project to September 30, 2016, we and FPCC have each made equity investments of $41.6 million to KFPC. On July 17, 2014, KFPC executed a syndicated loan agreement in the amount of 5.5 billion NTD, or $175.3 million (converted at the September 30, 2016 exchange rate), to provide the debt portion of the project financing including funding for working capital and/or general corporate purposes. Kraton Polymers LLC and FPCC are guarantors of the KFPC Loan Agreement with each guaranteeing 50% of the indebtedness. See Note 8 Long-Term Debt, for further discussion of the KFPC Loan Agreement.
Financing Cash Flows
Our consolidated capital structure as of September 30, 2016 was approximately 21.2% equity, 77.3% debt and 1.4% noncontrolling interest compared to approximately 43.7% equity, 52.1% debt, and 4.2% noncontrolling interest at December 31, 2015.
In connection with the Arizona Chemical Acquisition, we issued a $1,350.0 million Term Loan Facility and $440.0 million of 10.5% Senior Notes. In addition, we utilized $37.1 million of the ABL Facility at closing of the Arizona Chemical Acquisition. We applied a portion of the acquisition-related proceeds to prepay our 6.75% Senior Notes ($350.0 million principal amount plus fees and expenses of $8.0 million) and fund $57.6 million of debt issuance costs.
Since the date of the Arizona Chemical Acquisition (excluding borrowings under the KFPC Loan Agreement) we repaid approximately $109 million of Kraton Corporation indebtedness, while increasing cash on hand (excluding KFPC cash) by approximately $37 million.

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

	Payments Due by Period
	Total	2016 (1)	2017	2018	2019	2020	2021 and beyond
	(In millions)
Long-term debt obligations	$1,825.7	$—	$40.1	$88.9	$88.9	$120.7	$1,487.1
Estimated interest payments on debt	739.1	61.8	132.5	128.8	124.0	118.5	173.5
Operating lease obligations	83.7	7.6	21.9	15.3	12.6	10.9	15.3
Purchase obligations (2) (3)	2,723.7	54.0	214.2	212.1	199.7	200.5	1,843.2
Estimated pension obligations (4) (5)	45.3	1.1	2.5	3.9	5.1	6.2	26.5
Total contractual cash obligations	$5,417.5	$124.5	$411.2	$449.0	$430.3	$456.8	$3,545.6
________________________________________________

(1)	This period reflects estimated payment for October 1, 2016 through December 31, 2016.

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

•

(5)
Effective with the January 6, 2016 Arizona Chemical Acquisition, we acquired several defined benefit plans in both U.S. and foreign jurisdictions. The unfunded status of these plans was $35.1 million as of September 30, 2016 and we expect to contribute $5.1 million to these plans during the twelve months ending December 31, 2016.

Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2016, other than operating leases.

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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2016, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended September 30, 2016 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
3.1
Certificate of Amendment to the Certificate of Incorporation of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

3.2	First Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)
4.1
Specimen Stock Certificate of Kraton Corporation’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

10.1+*	Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan
10.2+*	Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan
10.3+*	Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan
10.4+*	Form of Kraton Corporation Nonqualified Option Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

_________________________________________________

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 27, 2016	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 27, 2016	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer