Form 10-Q
period 2017-03-31
Kraton Corp
filed 2017-04-27
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer:	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of April 24, 2017: 31,183,238.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written forward-looking statements in our reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials as well as in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements are often identified by words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future” or similar expressions or by discussions of strategy, plans or intentions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future-including statements related to: our ability to successfully identify, complete and integrate potential acquisitions, including our acquisition of Arizona Chemical Holdings Corporation (now known as AZ Chem Holdings LP, “Arizona Chemical”), and realize expected synergies and cost savings related thereto; our ability to generate sufficient cash flows to fund our working capital requirements and service our outstanding indebtedness; the availability, terms and deployment of indebtedness and equity capital, including our ability to fully access our senior secured credit facilities; our beliefs regarding the strengthening relationships with our customers; the anticipated benefits of, or performance of, our products; our beliefs regarding opportunities for new, differentiated applications and other innovations; our estimates and expectations related to the cost and availability of raw materials, ending inventory levels and related changes; our expectations regarding our counterparties’ ability perform their obligations under operating, service, supply and other similar agreements and our ability to replace or renew such agreements when they expire; our expectations regarding our investments in joint ventures, including Formosa Petrochemical Corporation (“FPCC”); our anticipated capital expenditures, health, safety, environmental, security and infrastructure and maintenance costs, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our expectations regarding effective tax rates and positions; our ability to realize deferred tax assets and expected expenses of repatriating cash and short-term investments related to foreign operation; our future reliance on third party providers, in particular LyondellBasell Industries, for operating and other services; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; and our expectations regarding the impact of general economic conditions on our business are forward-looking statements.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements. In addition, to the extent any inconsistency or conflict exists between the information included in this report and the information included in our prior reports and other filings with the SEC, the information contained in this report updates and supersedes such information.
Forward-looking statements are based on current plans, estimates, assumptions and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.
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
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of March 31, 2017, the related condensed consolidated statements of operations, and comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kraton Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Houston, Texas
April 27, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,066	$121,749
Receivables, net of allowances of $929 and $814	216,330	200,860
Inventories of products	386,900	327,996
Inventories of materials and supplies	23,671	22,392
Prepaid expenses	36,628	35,851
Other current assets	39,267	37,658
Total current assets	806,862	746,506
Property, plant, and equipment, less accumulated depreciation of $438,005 and $411,418	921,411	906,722
Goodwill	770,525	770,012
Intangible assets, less accumulated amortization of $155,595 and $144,946	430,329	439,198
Investment in unconsolidated joint venture	11,003	11,195
Debt issuance costs	3,218	3,511
Deferred income taxes	7,113	6,907
Other long-term assets	24,752	22,594
Total assets	$2,975,213	$2,906,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$28,192	$41,825
Accounts payable-trade	165,792	150,081
Other payables and accruals	112,122	130,398
Due to related party	20,895	14,669
Total current liabilities	327,001	336,973
Long-term debt, net of current portion	1,753,382	1,697,700
Deferred income taxes	211,380	211,396
Other long-term liabilities	171,687	170,339
Total liabilities	2,463,450	2,416,408
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,176 shares issued and outstanding at March 31, 2017; 30,960 shares issued and outstanding at December 31, 2016	312	310
Additional paid in capital	364,194	361,682
Retained earnings	260,852	254,439
Accumulated other comprehensive loss	(145,593)	(158,530)
Total Kraton stockholders' equity	479,765	457,901
Noncontrolling interest	31,998	32,336
Total equity	511,763	490,237
Total liabilities and equity	$2,975,213	$2,906,645

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$458,125	$419,923
Cost of goods sold	314,759	326,105
Gross profit	143,366	93,818
Operating expenses:
Research and development	10,345	10,576
Selling, general, and administrative	40,555	49,862
Depreciation and amortization	33,143	30,154
Operating income	59,323	3,226
Disposition and exit of business activities	—	45,251
Loss on extinguishment of debt	(19,738)	(13,423)
Earnings of unconsolidated joint venture	127	78
Interest expense, net	(34,305)	(33,838)
Income before income taxes	5,407	1,294
Income tax benefit (expense)	(1,218)	86,251
Consolidated net income	4,189	87,545
Net loss attributable to noncontrolling interest	2,224	542
Net income attributable to Kraton	$6,413	$88,087
Earnings per common share:
Basic	$0.21	$2.87
Diluted	$0.20	$2.84
Weighted average common shares outstanding:
Basic	30,430	30,026
Diluted	30,851	30,289

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income attributable to Kraton	$6,413	$88,087
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	12,135	25,567
Unrealized gain (loss) on cash flow hedges, net of tax expense of $450 and benefit of $1,000	843	(2,260)
Reclassification of gain on cash flow hedge	(41)	—
Other comprehensive income, net of tax	12,937	23,307
Comprehensive income attributable to Kraton	19,350	111,394
Comprehensive income (loss) attributable to noncontrolling interest	(338)	204
Consolidated comprehensive income	$19,012	$111,598

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	88,087	—	88,087	(542)	87,545
Other comprehensive income	—	—	—	23,307	23,307	746	24,053
Retired treasury stock from employee tax withholdings	(1)	(953)	—	—	(954)	—	(954)
Exercise of stock options	—	169	—	—	169	—	169
Non-cash compensation related to equity awards	3	3,080	—	—	3,083	—	3,083
Balance at March 31, 2016	$308	$352,167	$235,218	$(115,261)	$472,432	$34,456	$506,888

Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	6,413	—	6,413	(2,224)	4,189
Other comprehensive income	—	—	—	12,937	12,937	1,886	14,823
Retired treasury stock from employee tax withholdings	(1)	(1,510)	—	—	(1,511)	—	(1,511)
Exercise of stock options	—	1,051	—	—	1,051	—	1,051
Non-cash compensation related to equity awards	3	2,971	—	—	2,974	—	2,974
Balance at March 31, 2017	$312	$364,194	$260,852	$(145,593)	$479,765	$31,998	$511,763

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$4,189	$87,545
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,143	30,154
Amortization of original issue discount	2,093	1,655
Amortization of debt issuance costs	2,381	1,959
(Gain) loss on disposal of property, plant, and equipment	(29)	82
Disposition and exit of business activities	—	(45,251)
Loss on extinguishment of debt	19,738	13,423
Earnings from unconsolidated joint venture, net of dividends received	309	369
Deferred income tax benefit	(1,177)	(2,643)
Release of valuation allowance	—	(86,631)
Share-based compensation	2,974	3,083
Decrease (increase) in:
Accounts receivable	(13,188)	(15,551)
Inventories of products, materials, and supplies	(56,818)	26,478
Other assets	(1,584)	(10,393)
Increase (decrease) in:
Accounts payable-trade	20,262	(10,272)
Other payables and accruals	(14,122)	(27,952)
Other long-term liabilities	(157)	6,176
Due to related party	5,427	1,154
Net cash provided by (used in) operating activities	3,441	(26,615)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(27,279)	(18,502)
KFPC purchase of property, plant, and equipment	(5,558)	(8,325)
Purchase of software and other intangibles	(1,514)	(352)
Acquisition, net of cash acquired	—	(1,317,252)
Sale of assets	—	72,000
Net cash used in investing activities	(34,351)	(1,272,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	415,000	1,782,965
Repayments of debt	(407,000)	(430,133)
KFPC proceeds from debt	13,244	12,100
Capital lease payments	(237)	(35)
Purchase of treasury stock	(1,511)	(954)
Proceeds from the exercise of stock options	1,051	169
Settlement of interest rate swap	—	(5,155)
Debt issuance costs	(9,318)	(57,116)
Net cash provided by financing activities	11,229	1,301,841
Effect of exchange rate differences on cash	1,998	5,534
Net increase (decrease) in cash and cash equivalents	(17,683)	8,329
Cash and cash equivalents, beginning of period	121,749	70,049
Cash and cash equivalents, end of period	$104,066	$78,378
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$6,523	$3,792
Cash paid during the period for interest, net of capitalized interest	$17,741	$19,690
Capitalized interest	$1,215	$797
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$23,796	$15,121

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Description of our Business. We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), other engineered polymers, and value-added specialty products primarily derived from pine wood pulping co-products. The operating results of Arizona Chemical have been included in these financial statements since January 6, 2016, the date of the acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”).
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We also manufacture and sell isoprene rubber and isoprene rubber latex which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
We also refine and further upgrade crude tall oil and crude sulfate turpentine, into value-added specialty chemicals. These pine-based specialty products are sold into adhesive, road and construction, and tire markets, and we produce and sell a broad range of performance chemicals (formerly chemical intermediates) into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
References in this report to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Corporation and its consolidated subsidiaries.
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented herein are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
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
Use of Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant items subject to such estimates and assumptions include:

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
2. New Accounting Pronouncements
Accounting Standards Adopted in the Current Period
We have implemented all new accounting pronouncements that are in effect and that management believes would materially affect our financial statements.
In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We adopted ASU 2015-11 as of January 1, 2017 and there was no material impact to our consolidated financial statements.
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
New Accounting Standards to be Adopted in Future Periods
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our evaluation of this standard is currently ongoing and therefore, the effects of this standard on our financial position, results of operations and cash flows are not yet known.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. Our evaluation of this standard is currently ongoing.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. Our evaluation of this standard is currently ongoing and we will adopt January 1, 2018. Our service costs were $1.6 million for both the three months ended March 31, 2017 and 2016.
3. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $3.0 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively.

4. Detail of Certain Balance Sheet Accounts

	March 31, 2017	December 31, 2016
	(In thousands)
Inventories of products:
Finished products	$281,597	$237,698
Work in progress	7,643	5,648
Raw materials	97,660	84,650
Total inventories of products	$386,900	$327,996
Intangible assets:
Contractual agreements	$258,592	$258,646
Technology	145,756	145,320
Customer relationships	59,972	59,977
Tradenames/trademarks	78,039	77,666
Software	43,565	42,535
Intangible assets	585,924	584,144
Less accumulated amortization:
Contractual agreements	25,537	20,757
Technology	46,749	44,698
Customer relationships	32,775	31,863
Tradenames/trademarks	26,933	25,363
Software	23,601	22,265
Total accumulated amortization	155,595	144,946
Intangible assets, net of accumulated amortization	$430,329	$439,198
Other payables and accruals:
Employee related	$23,520	$33,947
Interest payable	21,952	10,135
Property, plant, and equipment accruals	20,149	26,260
Other	46,501	60,056
Total other payables and accruals	$112,122	$130,398
Other long-term liabilities:
Pension and other post-retirement benefits	$138,630	$138,188
Other	33,057	32,151
Total other long-term liabilities	$171,687	$170,339

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2015	$(65,995)	$—	$(1,926)	$(70,647)	$(138,568)
Other comprehensive income (loss) before reclassifications	25,567	(2,260)	—	—	23,307
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	25,567	(2,260)	—	—	23,307
March 31, 2016	$(40,428)	$(2,260)	$(1,926)	$(70,647)	$(115,261)

December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income before reclassifications	12,135	843	—	—	12,978
Amounts reclassified from accumulated other comprehensive income (loss)	—	(41)	—	—	(41)
Net other comprehensive income for the year	12,135	802	—	—	12,937
March 31, 2017	$(60,596)	$1,317	$(1,926)	$(84,388)	$(145,593)
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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$6,413	31,032		$88,087	30,710
Amounts allocated to unvested restricted shares	(124)	(602)		(1,962)	(684)
Amounts available to common stockholders	6,289	30,430	$0.21	86,125	30,026	$2.87
Diluted:
Amounts allocated to unvested restricted shares	124	602		1,962	684
Non participating share units	—	187		—	216
Stock options added under the treasury stock method	—	234		—	47
Amounts reallocated to unvested restricted shares	(123)	(602)		(1,945)	(684)
Amounts available to stockholders and assumed conversions	$6,290	30,851	$0.20	$86,142	30,289	$2.84

6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2017				December 31, 2016
	Principal	Discount	Debt Issuance Costs	Total	Principal	Premium	Debt Issuance Costs	Total
	(In thousands)
Term Loan	$886,000	$(22,497)	$(22,269)	$841,234	$1,278,000	$(34,085)	$(31,662)	$1,212,253
10.5% Senior Notes	440,000	(14,595)	(15,849)	409,556	440,000	(15,038)	(16,329)	408,633
7.0% Senior Notes	400,000	—	(7,789)	392,211	—	—	—	—
KFPC Loan Agreement	136,001	—	(233)	135,768	115,854	—	(257)	115,597
Capital lease obligation	2,805	—	—	2,805	3,042	—	—	3,042
Total debt	1,864,806	(37,092)	(46,140)	1,781,574	1,836,896	(49,123)	(48,248)	1,739,525
Less current portion of total debt	28,192	—	—	28,192	41,825	—	—	41,825
Long-term debt	$1,836,614	$(37,092)	$(46,140)	$1,753,382	$1,795,071	$(49,123)	$(48,248)	$1,697,700

Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In connection with our January 2017 repricing of our Term Loan Facility (as defined below) and our offering of new 7.0% Senior Notes (as defined below) in March 2017, we deferred $2.0 million and $7.8 million of debt issuance costs, respectively. We recorded a $19.7 million loss on extinguishment of debt related to previously capitalized deferred financing costs and original issue discount on our Term Loan Facility in connection with our $392.0 million pay down of our Term Loan Facility during the three months ended March 31, 2017.
We had net debt issuance cost of $50.5 million as of March 31, 2017, of which $4.4 million related to our ABL Facility (as defined below) is recorded as an asset (of which $1.2 million was included in other current assets) and $46.1 million is recorded as a reduction to long-term debt. We amortized $2.4 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively.
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
Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 5.0% comprised of the 1.0% LIBOR floor plus a 4.0% applicable margin.
During the three months ended March 31, 2016, we used the $72.0 million received from the sale of compounding assets to prepay a portion of the Term Loan Facility. During the three months ended March 31, 2017, we prepaid $392.0 million of the Term Loan Facility from borrowings under the new 7.0% Senior Notes (see below description of borrowings). Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing or subsequent repricing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Corporation and certain of its wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 4.00:1.00 through March 31, 2017, which will decrease to 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 for each quarter thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility.
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus an applicable premium as of, plus accrued and unpaid interest, if any, to the redemption date. On and after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment due on July 15, 2017. Prior to April 15, 2020, we may redeem up to 40.0% of the aggregate principal amount of the 7.0% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.0% Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to April 15, 2020, we may redeem some or all of the 7.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date and a “make-whole” premium. On and after April 15, 2020, 2021, and 2022 and thereafter, we may redeem all or a part of the 7.0% Senior Notes for 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of March 31, 2017. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
The ABL Facility provides that we have the right at any time to request up to $100.0 million of additional commitments under this facility, provided that we satisfy additional conditions described in the credit agreement and provided further that the U.S. revolver commitment comprises at least 60.0% of the commitments after giving effect to such increase. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments; provided among other things, that at no time shall there be more than four different maturity dates under the ABL Facility.
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
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.1 million (converted at the March 31, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.3 million (converted at the March 31, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.8 million (converted at the March 31, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2017, NTD 4.1 billion, or $136.0 million (converted at the March 31, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three months ended March 31, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0 to 1.0 commencing in 2017. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.
Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2017, are as follows:

Principal Payments
(In thousands)
April 1, 2017 through March 31, 2018	$28,192
April 1, 2018 through March 31, 2019	27,871
April 1, 2019 through March 31, 2020	81,772
April 1, 2020 through March 31, 2021	182
April 1, 2021 through March 31, 2022	886,193
Thereafter	840,596
Total debt	$1,864,806
See Note 7 Fair Value Measurements, Financial Instruments, and Credit Risk for fair value information related to our long-term debt.
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$619	$—	$619	$—
Derivative asset – noncurrent	Other long-term assets	1,445	—	1,445	—
Retirement plan asset – noncurrent	Other long-term asset	2,629	2,629	—	—
Total		$4,693	$2,629	$2,064	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$243	$—	$243	$—
Derivative asset – noncurrent	Other long-term assets	568	—	568	—
Retirement plan asset – noncurrent	Other long-term assets	1,894	1,894	—	—
Total		$2,705	$1,894	$811	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term Loan (significant other observable inputs – level 2)	$886,000	$900,951	$1,278,000	$1,293,975
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$505,019	$440,000	$501,600
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$405,368	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$2,805	$2,805	$3,042	$3,042
KFPC Loan Agreement	$136,001	$136,001	$115,854	$115,854
Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
On February 18, 2016, we entered into a series of interest rate swap agreements in an effort to convert a substantial portion of our future interest payments pursuant to the Term Loan Facility to a fixed interest rate. On February 18, 2016, we entered into two interest rate swaps, each with a notional value of $323.9 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. We entered into two more interest rate swaps on March 21, 2016, each with a notional value of $138.8 million, an effective date of January 3, 2017 and a maturity date of December 31, 2020. On March 24, 2017, we exited out of $8.4 million of our interest rate swaps and during the three months ended March 31, 2017, an additional $31.0 million of our interest rate swaps expired without renewal. As a result, at March 31, 2017 the total notional value of our interest rate swaps was $886.0 million. We recorded an unrealized gain of $1.3 million and an unrealized loss of $3.1 million in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements during the three months ended March 31, 2017 and 2016, respectively.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. For the three months ended March 31, 2017 and 2016, we settled these hedges and recorded a loss of $0.1 million and a gain of $2.1 million, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Credit Risk
The use of derivatives creates exposure to credit risk in the event that the counterparties to these instruments fail to perform their obligations under the contracts, which we seek to minimize by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring the total value of positions with individual counterparties.
We analyze our counterparties’ financial condition prior to extending credit, and we establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain cash, letters of credit, or other acceptable forms of security from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the contractual terms and conditions applicable to each transaction.
8. Restructuring Charges
During the three months ended March 31, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We estimate that we will incur $1.0 million of severance, all of which was incurred during the three months ended March 31, 2017 and was primarily recorded in cost of goods sold.

9. Income Taxes
Income tax provision was an expense of $1.2 million and a benefit of $86.3 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was 22.5% for the three months ended March 31, 2017. Given the level of our pre-tax book income for the three months ended March 31, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the three months ended March 31, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended March 31, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Income taxes at the statutory rate	$(1,892)	$(453)
State taxes, net of federal benefit	(139)	(41)
Foreign tax rate differential	1,790	1,229
Permanent differences	(330)	(925)
Uncertain tax positions	(575)	(295)
Valuation allowance	(75)	86,732
Return to provision adjustments	3	—
Other	—	4
Income tax benefit (expense)	$(1,218)	$86,251

	Three Months Ended March 31,
	2017	2016
Income taxes at the statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(2.6)	(3.2)
Foreign tax rate differential	33.1	95.0
Permanent differences	(6.1)	(71.5)
Uncertain tax positions	(10.6)	(22.8)
Valuation allowance	(1.4)	6,702.9
Return to provision adjustments	0.1	—
Other	—	0.1
Effective tax rate	(22.5)%	6,665.5%
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, we had recorded a valuation allowance of $44.8 million and $44.7 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We increased our valuation allowances by $0.1 million for the three months ended March 31, 2017, primarily related to current period net operating losses in certain jurisdictions. During the three months ended March 31, 2016, we reversed $86.6 million of the valuation allowance recorded against our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income, and tax planning strategies in making this assessment.

As of March 31, 2017 and December 31, 2016, we had total unrecognized tax benefits of $24.8 million and $24.5 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2017, we had an increase of $0.3 million primarily related to our uncertain tax positions in the U.S. and Europe. During the three months ended March 31, 2016, we had an increase of $9.1 million primarily related to assumed uncertain tax positions in the U.S. in connection with the Arizona Chemical Acquisition. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
We file income tax returns in the U.S. and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year ended December 31, 2003. As a result of net operating loss carryforwards from 2004, the statute of limitations remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$6.1 million, or $2.0 million (converted at the March 31, 2017 exchange rate). We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Beginning balance	$8,863	$10,078
Obligations assumed in Arizona Chemical Acquisition	—	1,908
Accretion expense	73	112
Obligations settled	(177)	(1,021)
Foreign currency translation, net	61	190
Ending Balance	$8,820	$11,267
For a portion of our asset retirement obligations related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a liability and corresponding receivable of $3.5 million and $3.7 million as of March 31, 2017 and 2016, respectively, pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemicals.
(c) Environmental Obligations.
In connection with the Arizona Chemical Acquisition, we assumed environmental obligations associated with historical site matters. As of March 31, 2017 we have recorded a liability of $3.3 million and a corresponding receivable of $3.3 million relating from an indemnification agreement with International Paper, Arizona Chemical's former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.
11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended March 31,
	2017		2016
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$830	$646	$932	$521
Interest cost	1,814	721	1,847	793
Expected return on plan assets	(2,353)	(827)	(2,335)	(920)
Amortization of prior service cost	907	56	763	6
Net periodic benefit cost	$1,198	$596	$1,207	$400
We made contributions of $2.0 million and $2.9 million to our pension plans in the three months ended March 31, 2017 and 2016, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2017	2016
	U.S Plans	U.S Plans
	(In thousands)
Service cost	$145	$143
Interest cost	340	335
Amortization of prior service cost	150	132
Net periodic benefit cost	$635	$610

12. Industry Segments and Foreign Operations
Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment's operating results in order to allocate resources and in assessing the company's performance. In accordance with ASC 280, Segment Reporting, we have presented operating income (loss) for each segment. The following table summarizes our operating results by segment. We do not have sales between segments.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical(1)	Total
	(In thousands)
Revenue	$270,948	$187,177	$458,125	$243,043	$176,880	$419,923
Cost of goods sold	181,911	132,848	314,759	177,518	148,587	326,105
Gross profit	89,037	54,329	143,366	65,525	28,293	93,818
Operating expenses:
Research and development	7,513	2,832	10,345	7,852	2,724	10,576
Selling, general, and administrative	23,572	16,983	40,555	29,135	20,727	49,862
Depreciation and amortization	16,324	16,819	33,143	14,592	15,562	30,154
Operating income (loss)	$41,628	$17,695	59,323	$13,946	$(10,720)	3,226
Disposition and exit of business activities			—			45,251
Loss on extinguishment of debt			(19,738)			(13,423)
Earnings of unconsolidated joint venture			127			78
Interest expense, net			(34,305)			(33,838)
Income before income taxes			$5,407			$1,294
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories.
The following table presents long-lived assets including goodwill and total assets.

	March 31, 2017			December 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$559,700	$361,711	$921,411	$548,994	$357,728	$906,722
Investment in unconsolidated joint venture	$11,003	$—	$11,003	$11,195	$—	$11,195
Goodwill	$—	$770,525	$770,525	$—	$770,012	$770,012
Total assets	$1,189,163	$1,786,050	$2,975,213	$1,127,273	$1,779,372	$2,906,645
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenue:
United States	$168,302	$163,044
Germany	46,951	41,121
All other countries	242,872	215,758
	$458,125	$419,923
Following is a summary of long-lived assets by geographic region:

	March 31, 2017	December 31, 2016
	(In thousands)
Long-lived assets, at cost:
United States	$803,008	$789,067
Taiwan	177,739	167,907
France	120,680	117,965
Brazil	78,757	73,017
Germany	62,383	60,568
All other countries	116,849	109,616
	$1,359,416	$1,318,140

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $14.3 million and $8.0 million during the three months ended March 31, 2017 and 2016, respectively, and capital expenditures for our Chemical segment were $13.0 million and $10.5 million during the three months ended March 31, 2017 and 2016, respectively.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our “Due to related party” liability on the Condensed Consolidated Balance Sheets is related to this joint venture and purchases from the joint venture amounted to $12.8 million and $7.7 million for the three months ended March 31, 2017 and 2016, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our total purchases during the three months ended March 31, 2017 were $1.3 million and our outstanding payable was $0.8 million as of March 31, 2017. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.
In 2015, one of our board members was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio, facility. Our total purchases from Jacobs during the three months ended March 31, 2017 and 2016 were $2.6 million and $2.7 million, respectively, and our outstanding payable was $1.2 million as of March 31, 2017.
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

The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2017 and December 31, 2016 for KFPC before intercompany eliminations. See Note 6 Long-Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	March 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$17,932	$14,150
Other current assets	16,300	13,385
Property, plant, and equipment, net	175,571	167,579
Intangible assets	9,969	9,403
Other long-term assets	2,740	2,495
Total assets	$222,512	$207,012

Current portion of long-term debt	$27,200	$11,585
Current liabilities	22,748	26,743
Long-term debt	108,568	104,012
Total liabilities	$158,516	$142,340
15. Supplemental Guarantor Information
Prior to the consummation of the Arizona Chemical Acquisition, certain of our wholly-owned domestic subsidiaries became co-registrants on our shelf registration statement on Form S-3 that was filed in August 2015 (the “Form S-3”) pursuant to which such subsidiaries may in the future be issuers or guarantors of registered debt securities. As a result, we are required by the rules of the SEC to provide certain separate financial information with respect to the subsidiary issuers and guarantors that are co-registrants on the Form S-3 (which subsidiaries do not include any entities that became our subsidiary as a result of the subsequent consummation of the Arizona Chemical Acquisition). As of December 31, 2016, neither we nor any of our subsidiaries had any registered debt securities outstanding. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation, issued the 10.5% Senior Notes in January 2016 and the 7.0% Senior Notes in March 2017, each in private offerings, and each of which is fully and unconditionally guaranteed on a joint and several basis by Kraton Corporation, our subsidiaries that are co-registrants on the Form S-3 and certain entities that became our wholly-owned domestic subsidiaries in connection with the Arizona Chemical Acquisition. Kraton Polymers Capital Corporation has minimal assets and income. Because we have no registered debt outstanding at this time, we are presenting the following condensed consolidating financial information for the subsidiary issuers and guarantors of each of the 10.5% Senior Notes and 7.0% Senior Notes, which are prepared in accordance with the requirements of Rule 3-10 under Regulation S-X, to allow investors to determine the nature of the assets held by, and the operations and cash flows of, the various consolidating groups. If in the future we are no longer required by the rules of the SEC to provide separate financial information with respect to any of our subsidiaries, we will not necessarily continue presenting the below information.

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017
(Unaudited)
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$404	$8,806	$94,856	$—	$104,066
Receivables, net of allowances	—	673	90,673	124,984	—	216,330
Inventories of products	—	(5,600)	214,447	178,053	—	386,900
Inventories of materials and supplies	—	—	13,612	10,059	—	23,671
Prepaid expenses	—	6,828	21,553	8,247	—	36,628
Other current assets	—	808	8,074	30,385	—	39,267
Total current assets	—	3,113	357,165	446,584	—	806,862
Property, plant, and equipment, less accumulated depreciation	—	25,375	458,393	437,643	—	921,411
Goodwill	—	—	740,391	30,134	—	770,525
Intangible assets, less accumulated amortization	—	31,035	343,463	55,831	—	430,329
Investment in consolidated subsidiaries	625,358	3,005,346	—	—	(3,630,704)	—
Investment in unconsolidated joint venture	—	813	—	10,190	—	11,003
Debt issuance costs	—	—	3,218	—	—	3,218
Deferred income taxes	—	213	—	6,900	—	7,113
Other long-term assets	—	90,385	1,861,691	1,010,678	(2,938,002)	24,752
Total assets	$625,358	$3,156,280	$3,764,321	$1,997,960	$(6,568,706)	$2,975,213
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$992	$27,200	$—	$28,192
Accounts payable-trade	—	4,810	80,070	80,912	—	165,792
Other payables and accruals	—	28,736	39,668	43,718	—	112,122
Due to related party	—	—	—	20,895	—	20,895
Total current liabilities	—	33,546	120,730	172,725	—	327,001
Long-term debt, net of current portion	—	1,643,001	1,813	108,568	—	1,753,382
Deferred income taxes	—	(108,005)	279,749	39,636	—	211,380
Other long-term liabilities	—	962,946	1,126,731	1,020,012	(2,938,002)	171,687
Total liabilities	—	2,531,488	1,529,023	1,340,941	(2,938,002)	2,463,450
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	312	—	—	—	—	312
Additional paid in capital	364,194	—	—	—	—	364,194
Member's equity	—	625,358	2,302,038	703,308	(3,630,704)	—
Retained earnings	260,852	—	—	—	—	260,852
Accumulated other comprehensive loss	—	(566)	(66,740)	(78,287)	—	(145,593)
Kraton Corporation stockholders' and member's equity	625,358	624,792	2,235,298	625,021	(3,630,704)	479,765
Noncontrolling interest	—	—	—	31,998	—	31,998
Total stockholders' and member's equity	625,358	624,792	2,235,298	657,019	(3,630,704)	511,763
Total liabilities and stockholders' and member's equity	$625,358	$3,156,280	$3,764,321	$1,997,960	$(6,568,706)	$2,975,213

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$214	$6,280	$115,255	$—	$121,749
Receivables, net of allowances	—	468	95,398	104,994	—	200,860
Inventories of products	—	(1,634)	176,301	153,329	—	327,996
Inventories of materials and supplies	—	—	13,521	8,871	—	22,392
Prepaid expenses	—	6,077	20,635	9,139	—	35,851
Other current assets	—	253	8,209	29,196	—	37,658
Total current assets	—	5,378	320,344	420,784	—	746,506
Property, plant, and equipment, less accumulated depreciation	—	27,123	457,031	422,568	—	906,722
Goodwill	—	—	740,394	29,618	—	770,012
Intangible assets, less accumulated amortization	—	32,493	351,155	55,550	—	439,198
Investment in consolidated subsidiaries	616,431	2,952,279	—	—	(3,568,710)	—
Investment in unconsolidated joint venture	—	813	—	10,382	—	11,195
Debt issuance costs	—	—	3,511	—	—	3,511
Deferred income taxes	—	213	—	6,694	—	6,907
Other long-term assets	—	77,963	1,876,402	1,006,230	(2,938,001)	22,594
Total assets	$616,431	$3,096,262	$3,748,837	$1,951,826	$(6,506,711)	$2,906,645
LIABILITIES AND STOCKHOLDERS’ AND MEMBER’S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$29,250	$990	$11,585	$—	$41,825
Accounts payable-trade	—	5,318	73,501	71,262	—	150,081
Other payables and accruals	—	22,266	51,488	56,644	—	130,398
Due to related party	—	—	—	14,669	—	14,669
Total current liabilities	—	56,834	125,979	154,160	—	336,973
Long-term debt, net of current portion	—	1,591,637	2,051	104,012	—	1,697,700
Deferred income taxes	—	(104,841)	277,756	38,481	—	211,396
Other long-term liabilities	—	937,569	1,142,952	1,027,819	(2,938,001)	170,339
Total liabilities	—	2,481,199	1,548,738	1,324,472	(2,938,001)	2,416,408
Commitments and contingencies (note 10)
Stockholders’ and member’s equity:
Preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $.01 par value; 500,000 shares authorized	310	—	—	—	—	310
Additional paid in capital	361,682	—	—	—	—	361,682
Member’s equity	—	616,431	2,266,840	685,439	(3,568,710)	—
Retained earnings	254,439	—	—	—	—	254,439
Accumulated other comprehensive loss	—	(1,368)	(66,741)	(90,421)	—	(158,530)
Kraton Corporation stockholders’ and member’s equity	616,431	615,063	2,200,099	595,018	(3,568,710)	457,901
Noncontrolling interest	—	—	—	32,336	—	32,336
Total stockholders’ and member’s equity	616,431	615,063	2,200,099	627,354	(3,568,710)	490,237
Total liabilities and stockholders’ and member’s equity	$616,431	$3,096,262	$3,748,837	$1,951,826	$(6,506,711)	$2,906,645

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$220,817	$277,194	$(39,886)	$458,125
Cost of goods sold	—	(25,959)	134,566	246,038	(39,886)	314,759
Gross profit	—	25,959	86,251	31,156	—	143,366
Operating expenses:
Research and development	—	3,909	2,530	3,906	—	10,345
Selling, general, and administrative	—	15,181	13,610	11,764	—	40,555
Depreciation and amortization	—	5,581	18,380	9,182	—	33,143
Other (income) expense	—	16	11,557	(11,573)	—	—
Operating income (expense)	—	1,272	40,174	17,877	—	59,323
Loss on extinguishment of debt	—	(19,738)	—	—	—	(19,738)
Earnings in consolidated subsidiaries	4,189	52,909	—	—	(57,098)	—
Earnings of unconsolidated joint venture	—	—	—	127	—	127
Interest expense, net	—	(34,046)	(209)	(50)	—	(34,305)
Income (loss) before income taxes	4,189	397	39,965	17,954	(57,098)	5,407
Income tax benefit (expense)	—	3,792	(2,702)	(2,308)	—	(1,218)
Consolidated net income	4,189	4,189	37,263	15,646	(57,098)	4,189
Net loss attributable to noncontrolling interest	—	—	—	2,224	—	2,224
Net income attributable to Kraton	$4,189	$4,189	$37,263	$17,870	$(57,098)	$6,413

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$211,040	$247,495	$(38,612)	$419,923
Cost of goods sold	—	2,239	160,825	201,653	(38,612)	326,105
Gross profit	—	(2,239)	50,215	45,842	—	93,818
Operating expenses:
Research and development	—	4,045	2,749	3,782	—	10,576
Selling, general, and administrative	—	21,676	14,874	13,312	—	49,862
Depreciation and amortization	—	5,591	18,926	5,637	—	30,154
Other (income) expense	—	(34,256)	20,438	13,818	—	—
Operating income (loss)	—	705	(6,772)	9,293	—	3,226
Disposition and exit of business activities	—	—	45,251	—	—	45,251
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	87,545	49,979	—	—	(137,524)	—
Earnings of unconsolidated joint venture	—	—	—	78	—	78
Interest income (expense), net	—	(33,369)	(741)	272	—	(33,838)
Income before income taxes	87,545	3,892	37,738	9,643	(137,524)	1,294
Income tax benefit (expense)	—	83,653	3,154	(556)	—	86,251
Consolidated net income	87,545	87,545	40,892	9,087	(137,524)	87,545
Net loss attributable to noncontrolling interest	—	—	—	542	—	542
Net income attributable to Kraton	$87,545	$87,545	$40,892	$9,629	$(137,524)	$88,087

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$4,189	$4,189	$37,263	$17,870	$(57,098)	$6,413
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	12,135	—	12,135
Unrealized gain on cash flow hedges, net of tax	—	843	—	—	—	843
Reclassification of gain on cash flow hedge	—	(41)	—	—	—	(41)
Other comprehensive income, net of tax	—	802	—	12,135	—	12,937
Comprehensive income attributable to Kraton	4,189	4,991	37,263	30,005	(57,098)	19,350
Comprehensive loss attributable to noncontrolling interest	—	—	—	(338)	—	(338)
Consolidated comprehensive income	$4,189	$4,991	$37,263	$29,667	$(57,098)	$19,012

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$87,545	$87,545	$40,892	$9,629	$(137,524)	$88,087
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	76,424	(50,857)	—	25,567
Unrealized loss on cash flow hedges, net of tax	—	(2,104)	—	(156)	—	(2,260)
Other comprehensive income (loss), net of tax	—	(2,104)	76,424	(51,013)	—	23,307
Comprehensive income (loss) attributable to Kraton	87,545	85,441	117,316	(41,384)	(137,524)	111,394
Comprehensive income attributable to noncontrolling interest	—	—	—	204	—	204
Consolidated comprehensive income (loss)	$87,545	$85,441	$117,316	$(41,180)	$(137,524)	$111,598

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(7,138)	$29,990	$(19,411)	$—	$3,441
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	11,482	—	—	(11,482)	—
Kraton purchase of property, plant and equipment	—	(1,182)	(15,218)	(10,879)	—	(27,279)
KFPC purchase of property, plant and equipment	—	—	—	(5,558)	—	(5,558)
Purchase of software and other intangibles	—	(1,194)	(320)	—	—	(1,514)
Net cash provided by (used in) investing activities	—	9,106	(15,538)	(16,437)	(11,482)	(34,351)
Cash flows provided (used in) by financing activities:
Proceeds from debt	—	400,000	15,000	—	—	415,000
Repayments of debt	—	(392,000)	(15,000)	—	—	(407,000)
KFPC proceeds from debt	—	—	—	13,244	—	13,244
Capital lease payments	—	—	(237)	—	—	(237)
Purchase of treasury stock	(1,511)	—	—	—	—	(1,511)
Cash contributions from member	—	(1,511)	—	—	1,511	—
Cash distributions to member	460	1,051	—	—	(1,511)	—
Proceeds from the exercise of stock options	1,051	—	—	—	—	1,051
Debt issuance costs	—	(9,318)	—	—	—	(9,318)
Payments on intercompany loans	—	—	(11,689)	207	11,482	—
Net cash provided by (used in) financing activities	—	(1,778)	(11,926)	13,451	11,482	11,229
Effect of exchange rate differences on cash	—	—	—	1,998	—	1,998
Net increase (decrease) in cash and cash equivalents	—	190	2,526	(20,399)	—	(17,683)
Cash and cash equivalents, beginning of period	—	214	6,280	115,255	—	121,749
Cash and cash equivalents, end of period	$—	$404	$8,806	$94,856	$—	$104,066

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(37,824)	$31,765	$(20,556)	$—	$(26,615)
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	149,939	—	—	(149,939)	—
Kraton purchase of property, plant, and equipment	—	(309)	(11,395)	(6,798)	—	(18,502)
KFPC purchase of property, plant, and equipment	—	—	—	(8,325)	—	(8,325)
Purchase of software and other intangibles	—	(352)	—	—	—	(352)
Acquisition, net of cash acquired	—	(1,367,088)	6,443	43,393	—	(1,317,252)
Sale of assets	—	—	72,000	—	—	72,000
Net cash provided by (used in) investing activities	—	(1,217,810)	67,048	28,270	(149,939)	(1,272,431)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(430,058)	(75)	—	—	(430,133)
KFPC proceeds from debt	—	—	—	12,100	—	12,100
Capital lease payments	—	—	(35)	—	—	(35)
Purchase of treasury stock	(954)	—	—	—	—	(954)
Cash contributions from member	—	(954)	—	—	954	—
Cash distributions to member	785	169	—	—	(954)	—
Proceeds from the exercise of stock options	169	—	—	—	—	169
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,527)	(3,589)	—	—	(57,116)
Payments on intercompany loans	—	—	(149,939)	—	149,939	—
Net cash provided by (used in) financing activities	—	1,248,520	(108,718)	12,100	149,939	1,301,841
Effect of exchange rate differences on cash	—	—	—	5,534	—	5,534
Net increase (decrease) in cash and cash equivalents	—	(7,114)	(9,905)	25,348	—	8,329
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$142	$1,690	$76,546	$—	$78,378

16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), other engineered polymers, and value-added specialty products primarily derived from pine wood pulping co-products.
Polymer Segment
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products. We also sell isoprene rubber and isoprene rubber latex which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
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
Chemical Segment
We manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch. We further upgrade TOFA, TOR and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
We focus our resources on four target markets: adhesives, roads and construction, tires, and performance chemicals (formerly chemical intermediates). Within our target markets, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
While this business is based predominantly on the refining and upgrading of CTO and CST, we have the capacity to use both hydrocarbon-based raw materials, such as alpha-methyl-styrene, rosins and gum rosins where appropriate and, accordingly, are able to offer tailored solutions for our customers.

Status of Synergies, Operational Improvement, and Cost Reduction Initiatives
We previously announced synergies and operational improvement initiatives associated with the Arizona Chemical Acquisition and a cost reduction initiative targeted at lowering costs in our Polymer segment. Following is a summary of the status of these initiatives:

	Cumulative through
	March 31, 2017	December 31, 2016

General and administrative synergies	$20,863	$17,663
Operational improvements	27,007	19,223
Cost reduction	33,522	31,338
	$81,392	$68,224
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
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
	2017	2016
Revenue by Geography:	(In thousands)
Americas	$197,558	$183,137
Europe, Middle East, and Africa	163,302	147,605
Asia Pacific	97,265	89,181
Total Revenue	$458,125	$419,923
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials together represented approximately $135.0 million, or 42.9%, and $140.0 million, or 42.9%, of our total cost of goods sold for the three months ended March 31, 2017 and 2016, respectively. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Seasonality. Seasonal changes and weather conditions typically affect our sales of products in our paving, pavement marking, roofing and construction applications, which generally results in higher sales volumes in the second and third quarters of the calendar year compared to the first and fourth quarters of the calendar year. Sales for our other product applications tend to show relatively little seasonality.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$458,125	$419,923
Cost of goods sold	314,759	326,105
Gross profit	143,366	93,818
Operating expenses:
Research and development	10,345	10,576
Selling, general, and administrative	40,555	49,862
Depreciation and amortization	33,143	30,154
Operating income	59,323	3,226
Disposition and exit of business activities	—	45,251
Loss on extinguishment of debt	(19,738)	(13,423)
Earnings of unconsolidated joint venture	127	78
Interest expense, net	(34,305)	(33,838)
Income before income taxes	5,407	1,294
Income tax benefit (expense)	(1,218)	86,251
Consolidated net income	4,189	87,545
Net loss attributable to noncontrolling interest	2,224	542
Net income attributable to Kraton	$6,413	$88,087
Earnings per common share:
Basic	$0.21	$2.87
Diluted	$0.20	$2.84
Weighted average common shares outstanding:
Basic	30,430	30,026
Diluted	30,851	30,289

Consolidated Results
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Our operating results for the three months ended March 31, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $458.1 million for the three months ended March 31, 2017 compared to $419.9 million for the three months ended March 31, 2016, an increase of $38.2 million or 9.1%. Revenue for our Polymer segment increased $27.9 million and our revenue for the Chemical segment increased $10.3 million. For additional information regarding the changes in revenue, see additional segment disclosure below.
Cost of goods sold was $314.8 million for the three months ended March 31, 2017 compared to $326.1 million for the three months ended March 31, 2016, a decrease of $11.3 million or 3.5%. The decrease was primarily driven by the $24.7 million of higher costs of goods sold in 2016 related to the fair value adjustment in purchase accounting for inventory, a decrease of $6.2 million related to lower average raw material costs, primarily in the Chemical segment, partially offset by a $21.4 million increase driven by higher sales volumes.
Selling, general, and administrative expenses were $40.6 million for the three months ended March 31, 2017 compared to $49.9 million for the three months ended March 31, 2016. The $9.3 million decrease is primarily attributable to decreased transaction and acquisition related cost and restructuring costs.
Depreciation and amortization was $33.1 million for the three months ended March 31, 2017 compared to $30.2 million for the three months ended March 31, 2016. The increase of $3.0 million was primarily attributable to the start up of the manufacturing joint venture in Mailiao, Taiwan, during the three months ended March 31, 2017.
Disposition and exit of business activities was $45.3 million for the three months ended March 31, 2016, which resulted from the sale of certain compounding assets.
On March 24, 2017, we completed the issuance of $400.0 million 7.0% Senior Notes. We used the net proceeds from the offering of approximately $392.0 million to repay existing indebtedness under our Term Loan Facility. The repayment was considered an extinguishment of indebtedness and accordingly we wrote off a pro-rata portion of previously capitalized deferred financing costs and original issue discount associated with the Term Loan Facility resulting in the loss on extinguishment of $19.7 million for three months ended March 31, 2017.
Income tax provision was an expense of $1.2 million and a benefit of $86.3 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 was 22.5%. Given the level of our pre-tax book income for the three months ended March 31, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the three months ended March 31, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended March 31, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
We record a valuation allowance when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, we had recorded a valuation allowance of $44.8 million and $44.7 million, respectively, against our net operating loss carryforwards and other deferred tax assets. During the three months ended March 31, 2016, we reversed $86.6 million of the valuation allowance recorded against our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition.
Net income attributable to Kraton was $6.4 million, or $0.20 per diluted share, for the three months ended March 31, 2017, a decrease of $81.7 million compared to net income of $88.1 million, or $2.84 per diluted share, for the three months ended March 31, 2016. Adjusted diluted loss per share (non-GAAP) was $0.15 for the three months ended March 31, 2017 compared to adjusted diluted earnings per share (non-GAAP) of $0.80 for the three months ended March 31, 2016. See a reconciliation of generally accepted accounting principles (“GAAP”) diluted earnings (loss) per share to non-GAAP adjusted diluted earnings per share below.

Polymer Segment

	Three Months Ended March 31,
	2017	2016
Revenue	(In thousands)
Performance Products	$141,718	$119,919
Specialty Polymers	90,920	85,029
Cariflex	38,048	38,023
Other	262	72
	$270,948	$243,043

Operating income	$41,628	$13,946
Adjusted EBITDA (non-GAAP)(1)	$32,055	$52,244
 ____________________________________________________

(1)	See Non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Revenue for the Polymer segment was $270.9 million for the three months ended March 31, 2017 compared to $243.0 million for the three months ended March 31, 2016. The increase in revenue was driven by a $22.7 million higher average selling prices primarily resulting from higher raw material costs and a $7.6 million increase in sales volumes, partially offset by a $2.4 million negative effect from changes in currency exchange rates. Sales volumes were 76.6 kilotons for the three months ended March 31, 2017, an increase of 1.5 kilotons or 2.1%.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $38.0 million for the three months ended March 31, 2017 and was unchanged compared to the three months ended March 31, 2016.

•
Specialty Polymers revenue was $90.9 million for the three months ended March 31, 2017 compared to $85.0 million for the three months ended March 31, 2016. The revenue increase reflects the 8.1% increase in sales volumes.

•
Performance Products revenue was $141.7 million for the three months ended March 31, 2017 compared to $119.9 million for the three months ended March 31, 2016. The $21.8 million increase was primarily driven by higher average selling prices resulting from higher raw material costs.

For the three months ended March 31, 2017, the Polymer segment operating income was $41.6 million compared to $13.9 million for the three months ended March 31, 2016.
For the three months ended March 31, 2017, the Polymer segment generated $32.1 million of Adjusted EBITDA (non-GAAP) compared to $52.2 million for the three months ended March 31, 2016, a decrease of $20.2 million or 38.6%. The decline in Adjusted EBITDA was primarily due to lower margins indicative of the increase in raw material prices which were only partially offset by increases in selling prices in the first quarter and the continued pressure on SIS margins overall. The quarter-over-quarter comparison was also negatively impacted by the first quarter 2016 raw material market conditions which led to margin expansion in the prior year. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment
The following results of operations for the Chemical segment have been included in our consolidated results since January 6, 2016.

	Three Months Ended March 31, 2017	For the period January 6, 2016 through March 31, 2016
Revenue	(In thousands)
Adhesives	$64,372	$62,943
Roads and Construction	10,766	10,670
Tires	11,719	8,981
Performance Chemicals	100,320	94,286
	$187,177	$176,880

Operating income (loss)	$17,695	$(10,720)
Adjusted EBITDA (non-GAAP)(1)	$33,516	$40,857
 ____________________________________________________

(1)	See Non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Revenue for the Chemical segment was $187.2 million for the three months ended March 31, 2017 compared to $176.9 million for the three months ended March 31, 2016. The increase in revenue was driven by a $33.7 million increase in sales volumes, partially offset by lower average selling prices aggregating $19.9 million and a $3.5 million negative effect from changes in currency exchange rates. Sales volumes were 109.1 kilotons for the three months ended March 31, 2017, an increase of 14.2 kilotons or 15.0%.
With respect to revenue for the Chemical segment product groups:

•
Adhesives revenue was $64.4 million for the three months ended March 31, 2017 compared to $62.9 million for the three months ended March 31, 2016. A 14.3% increase in sales volumes was largely offset by lower average selling prices.

•
Roads and Construction revenue was $10.8 million for the three months ended March 31, 2017 compared to $10.7 million for the three months ended March 31, 2016. A 10.8% increase in sales volumes was offset by lower average selling prices.

•
Tires revenue was $11.7 million for the three months ended March 31, 2017 compared to $9.0 million for the three months ended March 31, 2016. A 24.6% increase in sales volumes was largely offset by lower average selling prices.

•
Performance Chemicals revenue was $100.3 million for the three months ended March 31, 2017 compared to $94.3 million for the three months ended March 31, 2016. A 15.2% increase in sales volumes was partially offset by lower average selling prices.

For the three months ended March 31, 2017, the Chemical segment operating income was $17.7 million compared to an operating loss of $10.7 million for the three months ended March 31, 2016.
For the three months ended March 31, 2017, the Chemical segment generated $33.5 million of Adjusted EBITDA (non-GAAP) compared to $40.9 million for the three months ended March 31, 2016. The decline in Adjusted EBITDA was primarily due to lower margins indicative of the continued impact of low-cost C5 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, which more than offset the 15.0% increase in sales volumes. See a reconciliation of GAAP operating income (loss) to non-GAAP Adjusted EBITDA below.

NON-GAAP FINANCIAL MEASURES
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

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
EBITDA(2)	$72,855	$65,286
Adjusted EBITDA(1) (3)	$65,571	$93,101
Adjusted Diluted Earnings Per Share(1)	$(0.15)	$0.80
____________________________________________________

(1)
The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs.  ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period. We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the GAAP carrying value creates the spread between GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted EBITDA and Adjusted Diluted Earnings Per Share under both our GAAP convention and ECRC.

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

(3)
Adjusted EBITDA is EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

•
due to volatility in raw material prices, Adjusted EBITDA may, and often does, vary substantially from EBITDA, net income and other performance measures, including net income calculated in accordance with GAAP; and

•
Adjusted EBITDA may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.

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

We compensate for the above limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share only as supplemental measures. See our financial statements included in Part I of this Form 10-Q.
We reconcile consolidated net income and operating income (loss) to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$6,413			$88,087
Net loss attributable to noncontrolling interest			(2,224)			(542)
Consolidated net income			4,189			87,545
Add (deduct):
Income tax (benefit) expense			1,218			(86,251)
Interest expense, net			34,305			33,838
Earnings of unconsolidated joint venture			(127)			(78)
Loss on extinguishment of debt			19,738			13,423
Disposition and exit of business activities			—			(45,251)
Operating income (loss)	$41,628	$17,695	59,323	$13,946	$(10,720)	3,226
Add (deduct):
Depreciation and amortization	16,324	16,819	33,143	14,592	15,562	30,154
Disposition and exit of business activities	—	—	—	45,251	—	45,251
Loss on extinguishment of debt	(19,738)	—	(19,738)	(13,423)	—	(13,423)
Earnings of unconsolidated joint venture	127	—	127	78	—	78
EBITDA	38,341	34,514	72,855	60,444	4,842	65,286
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	4,674	220	4,894	6,477	5,199	11,676
Disposition and exit of business activities	—	—	—	(45,251)	—	(45,251)
Loss on extinguishment of debt	19,738	—	19,738	13,423	—	13,423
Effect of purchase price accounting on inventory valuation (b)	—	—	—	—	24,719	24,719
KFPC startup costs (c)	2,821	—	2,821	840	—	840
Non-cash compensation expense	2,974	—	2,974	3,083	—	3,083
Spread between FIFO and ECRC	(36,493)	(1,218)	(37,711)	13,228	6,097	19,325
Adjusted EBITDA	$32,055	$33,516	$65,571	$52,244	$40,857	$93,101
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended March 31,
	2017	2016
Diluted earnings per share	$0.20	$2.84
Transaction, acquisition related costs, restructuring, and other costs (a)	0.12	0.33
Disposition and exit of business activities	—	(0.94)
Loss on extinguishment of debt	0.41	0.28
Effect of purchase price accounting on inventory valuation (b)	—	0.63
KFPC startup costs (c)	0.06	0.01
Valuation allowance (d)	—	(2.80)
Spread between FIFO and ECRC	(0.94)	0.45
Adjusted diluted earnings (loss) per share (non-GAAP)	$(0.15)	$0.80
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	We had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	Startup costs related to the joint venture company, KFPC.

(d)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.
Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Borrowings under the Term Loan Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. In addition, we are required to pay customary agency fees. As of the date of this filing, the effective rate on the Term Loan Facility was 5.0% comprised of the 1.0% LIBOR floor plus a 4.0% applicable margin.
During the three months ended March 31, 2016, we used the $72.0 million received from the sale of compounding assets to prepay a portion of the Term Loan Facility. During the three months ended March 31, 2017, we prepaid $392.0 million of the Term Loan Facility from borrowings under the new 7.0% Senior Notes due 2025 (see below description of borrowings). Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing or subsequent repricing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The Term Loan Facility is a senior secured obligation that is guaranteed by Kraton Corporation and certain of its wholly-owned domestic subsidiaries. The Term Loan Facility contains a number of customary affirmative and negative covenants. These covenants include a senior secured net leverage ratio which shall not exceed, as of the last day of any fiscal quarter, 3.75:1.00 through March 31, 2018, 3.50:1.00 through March 31, 2019, and 3.25:1.00 for each quarter thereafter. As of the date of this filing, we were in compliance with the covenants under the Term Loan Facility.
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus an applicable premium as of, plus accrued and unpaid interest, if any, to the redemption date. On and after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment due on July 15, 2017. Prior to April 15, 2020, we may redeem up to 40.0% of the aggregate principal amount of the 7.0% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.0% Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to April 15, 2020, we may redeem some or all of the 7.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to, but not including, the redemption date and a “make-whole” premium. On and after April 15, 2020, 2021, and 2022 and thereafter, we may redeem all or a part of the 7.0% Senior Notes for 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of March 31, 2017. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the

ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
The ABL Facility provides that we have the right at any time to request up to $100.0 million of additional commitments under this facility, provided that we satisfy additional conditions described in the credit agreement and provided further that the U.S. revolver commitment comprises at least 60.0% of the commitments after giving effect to such increase. We cannot guarantee that all of the lending counterparties contractually committed to fund a revolving credit draw request will actually fund future requests, although we currently believe that each of the counterparties would meet their funding requirements. The ABL Facility terminates on January 6, 2021; however, we may, from time to time, request that the lenders extend the maturity of their commitments; provided among other things, that at no time shall there be more than four different maturity dates under the ABL Facility.
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
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.1 million (converted at the March 31, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.3 million (converted at the March 31, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.8 million (converted at the March 31, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of March 31, 2017, NTD 4.1 billion, or $136.0 million (converted at the March 31, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC may continue to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three months ended March 31, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0 to 1.0 commencing in 2017. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.

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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $231.2 million, with no borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $2.0 million and $2.9 million to our pension plans during the three months ended March 31, 2017 and 2016, respectively. We expect our total pension plan contributions for the year ended December 31, 2017 to be approximately $12.7 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2017, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2018 and beyond.
As of March 31, 2017, we had $94.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.9 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the U.S.
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
Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures, and fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for further discussion.
Operating Cash Flows
Net cash provided by operating activities totaled $3.4 million during the three months ended March 31, 2017 compared to $26.6 million of net cash used in operating activities during the three months ended March 31, 2016. This represents a net increase in operating cash flows of $30.1 million, which was primarily driven by increases in operating income, partially offset by changes in working capital. The net change in working capital used cash flows of $60.2 million and $30.4 million for the three months ended March 31, 2017 and 2016, respectively. The period-over-period changes in working capital are as follows:

•	$83.3 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher raw material costs; partially offset by

•	$30.5 million increase in cash flows associated with trade accounts payable due to higher raw material costs and timing of payments;

•	$13.8 million increase in cash flows associated with other payables and accruals primarily related to the timing of payments for transaction related costs; and

•	$9.1 million net increase in cash flows due to the timing of payments of other items, including accounts receivable, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $34.4 million for the three months ended March 31, 2017 and $1,272.4 million for the three months ended March 31, 2016, which includes $1,317.3 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.0 million cash received from the sale of certain compounding assets.
Expected Capital Expenditures
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
Financing Cash Flows
Our consolidated capital structure as of March 31, 2017 was approximately 20.2% equity, 78.5% debt and 1.3% noncontrolling interest compared to approximately 19.7% equity, 78.9% debt, and 1.4% noncontrolling interest at December 31, 2016.
During the three months ended March 31, 2017, we completed a $400.0 million 7.0% Senior Notes offering and the net proceeds of $392.0 million were uted to prepay principal payment under the Term Loan Facility. In connection with the Arizona Chemical Acquisition during the three months ended March 31, 2016, we issued a $1,350.0 million Term Loan Facility and $440.0 million of 10.5% Senior Notes. In addition, we utilized $37.1 million of the ABL Facility at closing of the Arizona Chemical Acquisition. We applied a portion of the acquisition-related proceeds to prepay our 6.75% Senior Notes ($350.0 million principal amount plus fees and expenses of $8.0 million) and fund $9.3 million of debt issuance costs.
During the three months ended March 31, 2017 (excluding borrowings under the KFPC Loan Agreement) we increased Kraton Corporation indebtedness by $7.8 million, while decreasing cash on hand (excluding KFPC cash) by approximately $21.5 million.
Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See Note 6 Long-Term Debt for changes to our debt maturity schedule. There have been no other material changes to the contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2017, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. See Note 7 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2017, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended March 31, 2017 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risks and uncertainties in our most recent Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations or cash flows to be adversely affected. There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Default Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number
4.1
Indenture, dated as of March 24, 2017, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 7.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 27, 2017)

4.2	Form of Global Note for the 7.000% Senior Notes due 2025 (incorporated by reference to Exhibit A of Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 27, 2017)
10.1
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

10.2+*	Kraton Corporation 2016 Equity and Cash Incentive Plan (as amended and restated)
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	April 27, 2017	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 27, 2017	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer