Form 10-Q
period 2017-06-30
Kraton Corp
filed 2017-07-27
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of July 24, 2017: 31,210,041.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written forward-looking statements in our reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials as well as in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements are often identified by words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future” or similar expressions or by discussions of strategy, plans or intentions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to: our ability to successfully identify, complete and integrate potential acquisitions, including our acquisition of Arizona Chemical Holdings Corporation (now known as AZ Chem Holdings LP, “Arizona Chemical”), and realize expected synergies and cost savings related thereto; our ability to generate sufficient cash flows to fund our working capital requirements and service our outstanding indebtedness; the availability, terms and deployment of indebtedness and equity capital, including our ability to fully access our senior secured credit facilities; our beliefs regarding the strengthening relationships with our customers; the anticipated benefits of, or performance of, our products; our beliefs regarding opportunities for new, differentiated applications and other innovations; our estimates and expectations related to the cost and availability of raw materials, ending inventory levels and related changes; our expectations regarding our counterparties’ ability to perform their obligations under operating, service, supply and other similar agreements and our ability to replace or renew such agreements when they expire; our expectations regarding our investments in joint ventures, including Formosa Petrochemical Corporation (“FPCC”); our anticipated capital expenditures, health, safety, environmental, security and infrastructure and maintenance costs, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our expectations regarding effective tax rates and positions; our ability to realize deferred tax assets and expected expenses of repatriating cash and short-term investments related to foreign operations and/or indebtedness; our future reliance on third party providers, in particular LyondellBasell Industries, for operating and other services; our ability to address or manage corruption concerns in certain locations in which we operate; our ability to address and manage cyber-security risks; our ability to protect our intellectual property, on which our business is substantially dependent; our expectations regarding future divided payments; and our expectations regarding the impact of general economic conditions on our business are forward-looking statements.
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
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of June 30, 2017, the related condensed consolidated statements of operations, and comprehensive income, for the three and six month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of changes in equity, and cash flows for the six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Houston, Texas
July 27, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,712	$121,749
Receivables, net of allowances of $1,080 and $814	252,597	200,860
Inventories of products	394,820	327,996
Inventories of materials and supplies	23,858	22,392
Prepaid expenses	38,251	35,851
Other current assets	48,437	37,658
Total current assets	886,675	746,506
Property, plant, and equipment, less accumulated depreciation of $467,992 and $411,418	935,208	906,722
Goodwill	772,564	770,012
Intangible assets, less accumulated amortization of $171,607 and $144,946	423,043	439,198
Investment in unconsolidated joint venture	11,688	11,195
Debt issuance costs	2,926	3,511
Deferred income taxes	8,055	6,907
Other long-term assets	22,367	22,594
Total assets	$3,062,526	$2,906,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$33,521	$41,825
Accounts payable-trade	150,186	150,081
Other payables and accruals	123,705	130,398
Due to related party	19,676	14,669
Total current liabilities	327,088	336,973
Long-term debt, net of current portion	1,777,453	1,697,700
Deferred income taxes	215,597	211,396
Other long-term liabilities	175,577	170,339
Total liabilities	2,495,715	2,416,408
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,207 shares issued and outstanding at June 30, 2017; 30,960 shares issued and outstanding at December 31, 2016	312	310
Additional paid in capital	366,917	361,682
Retained earnings	286,413	254,439
Accumulated other comprehensive loss	(116,696)	(158,530)
Total Kraton stockholders' equity	536,946	457,901
Noncontrolling interest	29,865	32,336
Total equity	566,811	490,237
Total liabilities and equity	$3,062,526	$2,906,645

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$525,320	$454,649	$983,445	$874,572
Cost of goods sold	378,064	322,752	692,823	648,857
Gross profit	147,256	131,897	290,622	225,715
Operating expenses:
Research and development	9,759	10,114	20,104	20,690
Selling, general, and administrative	41,302	43,214	81,857	93,076
Depreciation and amortization	34,590	31,782	67,733	61,936
Operating income	61,605	46,787	120,928	50,013
Disposition and exit of business activities	—	(5,250)	—	40,001
Loss on extinguishment of debt	—	—	(19,738)	(13,423)
Earnings of unconsolidated joint venture	118	102	245	180
Interest expense, net	(34,444)	(33,742)	(68,749)	(67,580)
Income before income taxes	27,279	7,897	32,686	9,191
Income tax benefit (expense)	(3,854)	(1,029)	(5,072)	85,222
Consolidated net income	23,425	6,868	27,614	94,413
Net loss attributable to noncontrolling interest	2,136	533	4,360	1,075
Net income attributable to Kraton	$25,561	$7,401	$31,974	$95,488
Earnings per common share:
Basic	$0.82	$0.24	$1.03	$3.10
Diluted	$0.81	$0.24	$1.01	$3.07
Weighted average common shares outstanding:
Basic	30,585	30,158	30,508	30,095
Diluted	31,066	30,586	30,952	30,451

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income attributable to Kraton	$25,561	$7,401	$31,974	$95,488
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	29,646	(2,250)	41,781	23,317
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $421, $1,710, expense of $30, and benefit of and $2,710, respectively	(749)	(3,046)	94	(5,306)
Reclassification of gain on cash flow hedge	—	—	(41)	—
Other comprehensive income (loss), net of tax	28,897	(5,296)	41,834	18,011
Comprehensive income attributable to Kraton	54,458	2,105	73,808	113,499
Comprehensive loss attributable to noncontrolling interest	(2,133)	(742)	(2,471)	(538)
Consolidated comprehensive income	$52,325	$1,363	$71,337	$112,961

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	95,488	—	95,488	(1,075)	94,413
Other comprehensive income	—	—	—	18,011	18,011	537	18,548
Retired treasury stock from employee tax withholdings	(1)	(966)	—	—	(967)	—	(967)
Exercise of stock options	—	281	—	—	281	—	281
Non-cash compensation related to equity awards	3	5,128	—	—	5,131	—	5,131
Balance at June 30, 2016	$308	$354,314	$242,619	$(120,557)	$476,684	$33,714	$510,398

Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	31,974	—	31,974	(4,360)	27,614
Other comprehensive income	—	—	—	41,834	41,834	1,889	43,723
Retired treasury stock from employee tax withholdings	(1)	(1,510)	—	—	(1,511)	—	(1,511)
Exercise of stock options	—	1,601	—	—	1,601	—	1,601
Non-cash compensation related to equity awards	3	5,144	—	—	5,147	—	5,147
Balance at June 30, 2017	$312	$366,917	$286,413	$(116,696)	$536,946	$29,865	$566,811

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$27,614	$94,413
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	67,733	61,936
Amortization of original issue discount	3,610	3,258
Amortization of debt issuance costs	4,371	3,565
(Gain) loss on disposal of property, plant, and equipment	(13)	113
Disposition and exit of business activities	—	(40,001)
Loss on extinguishment of debt	19,738	13,423
Earnings from unconsolidated joint venture, net of dividends received	193	229
Deferred income tax benefit	(317)	(4,827)
Release of valuation allowance	—	(86,631)
Share-based compensation	5,147	5,131
Decrease (increase) in:
Accounts receivable	(42,452)	(20,568)
Inventories of products, materials, and supplies	(55,562)	36,045
Other assets	(7,683)	(2,265)
Increase (decrease) in:
Accounts payable-trade	342	(5,140)
Other payables and accruals	(3,187)	(18,087)
Other long-term liabilities	2,512	325
Due to related party	4,123	(763)
Net cash provided by operating activities	26,169	40,156
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(50,791)	(39,730)
KFPC purchase of property, plant, and equipment	(11,205)	(12,878)
Purchase of software and other intangibles	(3,470)	(1,492)
Acquisition, net of cash acquired	—	(1,312,105)
Sale of assets	—	72,803
Net cash used in investing activities	(65,466)	(1,293,402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	432,797	1,782,965
Repayments of debt	(424,797)	(450,133)
KFPC proceeds from debt	39,898	24,339
Capital lease payments	(454)	(69)
Purchase of treasury stock	(1,511)	(967)
Proceeds from the exercise of stock options	1,601	281
Settlement of interest rate swap	—	(5,155)
Debt issuance costs	(9,971)	(57,646)
Net cash provided by financing activities	37,563	1,293,615
Effect of exchange rate differences on cash	8,697	134
Net increase in cash and cash equivalents	6,963	40,503
Cash and cash equivalents, beginning of period	121,749	70,049
Cash and cash equivalents, end of period	$128,712	$110,552
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$8,167	$5,888
Cash paid during the period for interest, net of capitalized interest	$53,484	$38,035
Capitalized interest	$2,313	$2,523
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$17,534	$26,643

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
SBCs are highly-engineered synthetic elastomers, that we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We also manufacture and sell isoprene rubber and isoprene rubber latex, which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
We also refine and further upgrade crude tall oil and crude sulfate turpentine, into value-added specialty chemicals. These pine-based specialty products are sold into adhesive, road and construction, and tire markets, and we produce and sell a broad range of performance chemicals (which we formerly referred to as chemical intermediates) into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
References to “Kraton,” “our company,” “we,” “our,” “ours” and “us” as used in this report refer collectively to Kraton Corporation and its consolidated subsidiaries.
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
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
Use of Estimates. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Losses from jurisdictions for which no benefit can be realized and the income tax effects of unusual and infrequent items are excluded from the estimated annual effective tax rate. Valuation allowances are provided against the future tax benefits that arise from the losses in jurisdictions for which there is uncertainty that they may be realized. The effects of unusual and infrequent items are recognized in the impacted interim period as discrete items.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817). The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was permitted. We adopted ASU 2016-09 as of January 1, 2017 and there was no material impact to our consolidated financial statements. Prior to January 1, 2017, the employee share-based compensation expense was recorded net of estimated forfeiture rates and subsequently adjusted at the vesting date, as appropriate. On a go forward basis, we elected to recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur.
New Accounting Standards to be Adopted in Future Periods
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. We plan to adopt ASU No. 2014-09 and its amendment on a modified retrospective basis on January 1, 2018. While we are currently assessing the impact of the new standard, our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time, when ownership and risk of loss transfers. These are largely un-impacted by the new standard. We are still analyzing the quantitative impact of adoption, but we do not currently expect it to have a material impact on our consolidated financial position or results of operations. Although we do expect that our disclosures in our notes to consolidated financial statements related to revenue recognition will be expanded under the new standard. As we complete our overall assessment, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Our assessment will be completed during fiscal year 2017.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $3.2 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively. Our evaluation of this standard is currently ongoing and we will adopt ASU 2017-07 effective on January 1, 2018.
3. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.2 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and $5.1 million for both the six months ended June 30, 2017 and 2016.

4. Detail of Certain Balance Sheet Accounts

	June 30, 2017	December 31, 2016
	(In thousands)
Inventories of products:
Finished products	$294,395	$237,698
Work in progress	6,318	5,648
Raw materials	94,107	84,650
Total inventories of products	$394,820	$327,996
Intangible assets:
Contractual agreements	$262,534	$258,646
Technology	145,663	145,320
Customer relationships	60,350	59,977
Tradenames/trademarks	78,396	77,666
Software	47,707	42,535
Intangible assets	594,650	584,144
Less accumulated amortization:
Contractual agreements	33,069	20,757
Technology	48,459	44,698
Customer relationships	32,056	31,863
Tradenames/trademarks	32,096	25,363
Software	25,927	22,265
Total accumulated amortization	171,607	144,946
Intangible assets, net of accumulated amortization	$423,043	$439,198
Other payables and accruals:
Employee related	$29,060	$33,947
Interest payable	17,460	10,135
Property, plant, and equipment accruals	16,747	26,260
Other	60,438	60,056
Total other payables and accruals	$123,705	$130,398
Other long-term liabilities:
Pension and other post-retirement benefits	$141,202	$138,188
Other	34,375	32,151
Total other long-term liabilities	$175,577	$170,339

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2015	$(65,995)	$—	$(1,926)	$(70,647)	$(138,568)
Other comprehensive income (loss) before reclassifications	23,317	(5,306)	—	—	18,011
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	23,317	(5,306)	—	—	18,011
June 30, 2016	$(42,678)	$(5,306)	$(1,926)	$(70,647)	$(120,557)

December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income (loss) before reclassifications	41,781	94	—	—	41,875
Amounts reclassified from accumulated other comprehensive income (loss)	—	(41)	—	—	(41)
Net other comprehensive income for the year	41,781	53	—	—	41,834
June 30, 2017	$(30,950)	$568	$(1,926)	$(84,388)	$(116,696)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$25,561	31,197		$7,401	30,842
Amounts allocated to unvested restricted shares	(501)	(612)		(164)	(684)
Amounts available to common stockholders	25,060	30,585	$0.82	7,237	30,158	$0.24
Diluted:
Amounts allocated to unvested restricted shares	501	612		164	684
Non participating share units	—	181		—	211
Stock options added under the treasury stock method	—	300		—	217
Amounts reallocated to unvested restricted shares	(494)	(612)		(162)	(684)
Amounts available to stockholders and assumed conversions	$25,067	31,066	$0.81	$7,239	30,586	$0.24

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$31,974	31,115		$95,488	30,779
Amounts allocated to unvested restricted shares	(624)	(607)		(2,122)	(684)
Amounts available to common stockholders	31,350	30,508	$1.03	93,366	30,095	$3.10
Diluted:
Amounts allocated to unvested restricted shares	624	607		2,122	684
Non participating share units	—	184		—	210
Stock options added under the treasury stock method	—	260		—	146
Amounts reallocated to unvested restricted shares	(615)	(607)		(2,098)	(684)
Amounts available to stockholders and assumed conversions	$31,359	30,952	$1.01	$93,390	30,451	$3.07

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2017				December 31, 2016
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
Term Loan	$886,000	$(21,423)	$(21,243)	$843,334	$1,278,000	$(34,085)	$(31,662)	$1,212,253
10.5% Senior Notes	440,000	(14,152)	(15,369)	410,479	440,000	(15,038)	(16,329)	408,633
7.0% Senior Notes	400,000	—	(7,761)	392,239	—	—	—	—
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	162,575	—	(239)	162,336	115,854	—	(257)	115,597
Capital lease obligation	2,586	—	—	2,586	3,042	—	—	3,042
Total debt	1,891,161	(35,575)	(44,612)	1,810,974	1,836,896	(49,123)	(48,248)	1,739,525
Less current portion of total debt	33,521	—	—	33,521	41,825	—	—	41,825
Long-term debt	$1,857,640	$(35,575)	$(44,612)	$1,777,453	$1,795,071	$(49,123)	$(48,248)	$1,697,700

We had net debt issuance cost of $48.7 million as of June 30, 2017, of which $4.1 million related to our ABL Facility (as defined below) is recorded as an asset (of which $1.2 million was included in other current assets) and $44.6 million is recorded as a reduction to long-term debt. We amortized $2.0 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $4.4 million and $3.6 million during the six months ended June 30, 2017 and 2016, respectively.
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
During the three months ended March 31, 2016, we used the $72.0 million received from the sale of compounding assets to prepay a portion of the Term Loan Facility. During the three months ended March 31, 2017, we prepaid $392.0 million of the Term Loan Facility from borrowings under the 7.0% Senior Notes (see below description of borrowings). Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing or subsequent repricing of the Term Loan Facility. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
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
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the 10.5% Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a "make-whole" premium. On and after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
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
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of June 30, 2017. Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if borrowing availability under the ABL Facility is below a specified amount. Our failure to comply with this financial covenant would give rise to a default under the ABL Facility. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the ABL Facility, cross-default with respect to other indebtedness and cross-judgment default, if certain bankruptcy events and certain change of control events were to occur. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.0 million (converted at the June 30, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.2 million (converted at the June 30, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.8 million (converted at the June 30, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2017, NTD 4.9 billion, or $162.6 million (converted at the June 30, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments with the first installment payment due on July 17, 2017 and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and six months ended June 30, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0:1.0 in 2017 and 1.2:1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.
Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In connection with our January 2017 repricing of our Term Loan Facility and our offering of 7.0% Senior Notes in March 2017, we deferred $2.0 million and $7.8 million of debt issuance costs, respectively. We recorded a $19.7 million loss on extinguishment of debt related to previously capitalized deferred financing costs and original issue discount on our Term Loan Facility in connection with our $392.0 million pay down of our Term Loan Facility during the six months ended June 30, 2017.
Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2017, are as follows:

Principal Payments
(In thousands)
July 1, 2017 through June 30, 2018	$33,521
July 1, 2018 through June 30, 2019	32,995
July 1, 2019 through June 30, 2020	97,719
July 1, 2020 through June 30, 2021	185
July 1, 2021 through June 30, 2022	886,196
Thereafter	840,545
Total debt	$1,891,161
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

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•
Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$268	$—	$268	$—
Derivative asset – noncurrent	Other long-term assets	626	—	626	—
Retirement plan asset – noncurrent	Other long-term asset	2,716	2,716	—	—
Total		$3,610	$2,716	$894	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$243	$—	$243	$—
Derivative asset – noncurrent	Other long-term assets	568	—	568	—
Retirement plan asset – noncurrent	Other long-term assets	1,894	1,894	—	—
Total		$2,705	$1,894	$811	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Term Loan (significant other observable inputs – level 2)	$886,000	$894,860	$1,278,000	$1,293,975
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$509,502	$440,000	$501,600
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$420,872	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$2,586	$2,586	$3,042	$3,042
KFPC Loan Agreement (significant unobservable inputs – level 3)	$162,575	$162,575	$115,854	$115,854
The KFPC Loan Agreement is a variable rate instrument, and as such, the fair value approximates the carrying value.
Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
In an effort to convert a substantial portion of our future interest payments pursuant to the Term Loan Facility to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. We exited out of $8.4 million, $31.0 million, and $57.2 million of our interest rate swaps on March 24, 2017, March 31, 2017, and June 30, 2017, respectively. As a result, at June 30, 2017 the total notional value of our interest rate swaps was $828.8 million. We recorded an unrealized loss of $1.2 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, and an unrealized gain of $0.1 million and an unrealized loss of $8.0 million during the six months ended June 30, 2017 and 2016, respectively, in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $3.2 million and a loss of $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and a gain of $3.1 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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
8. Restructuring Charges
During the six months ended June 30, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We recorded $1.0 million of severance, all of which was paid during the three months ended March 31, 2017 and was primarily recorded in cost of goods sold.

9. Income Taxes
Income tax provision was an expense of $3.9 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and an expense of $5.1 million and a benefit $85.2 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 14.1% and 13.0% for the three months ended June 30, 2017 and 2016, respectively, and 15.5% for the six months ended June 30, 2017. Given the level of our pre-tax book income for the six months ended June 30, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the six months ended June 30, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the six months ended June 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income taxes at the statutory rate	$(9,548)	$(2,764)	$(11,440)	$(3,217)
State taxes, net of federal benefit	231	635	92	593
Foreign tax rate differential	3,876	2,352	5,666	3,582
Permanent differences	2,056	(1,744)	1,726	(2,669)
Uncertain tax positions	(580)	(341)	(1,155)	(636)
Valuation allowance	392	848	317	87,580
Return to provision adjustments	—	—	3	—
Other	(281)	(15)	(281)	(11)
Income tax benefit (expense)	$(3,854)	$(1,029)	$(5,072)	$85,222

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income taxes at the statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.8	8.0	0.3	6.5
Foreign tax rate differential	14.2	29.8	17.3	39.0
Permanent differences	7.5	(22.1)	5.3	(29.0)
Uncertain tax positions	(2.1)	(4.3)	(3.5)	(6.9)
Valuation allowance	1.4	10.7	1.0	952.9
Return to provision adjustments	—	—	—	—
Other	(0.9)	(0.1)	(0.9)	(0.3)
Effective tax rate	(14.1)%	(13.0)%	(15.5)%	927.2%

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets.  In determining whether a valuation allowance is required during the period, we evaluate primarily (a) cumulative earnings and losses in recent years, (b) historical taxable income or losses as it relates to our ability to utilize operating loss and tax credit carryforwards within the expiration period, (c) trends indicating earnings or losses expected in future years along with our ability in prior years to reasonably project these future trends or operating results, (d) length of the carryback and carryforward period, and (e) prudent and feasible tax-planning strategies, particularly related to operational changes and the impact on the timing or taxability of relative amounts.
As of June 30, 2017 and December 31, 2016, we had recorded a valuation allowance of $44.4 million and $44.7 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.4 million for the three months ended June 30, 2017, primarily related to current period net operating losses in certain jurisdictions. During the three months ended June 30, 2016, we decreased our valuation allowances by $0.8 million, which represents the utilization of net operating losses. We decreased our valuation allowances by $0.3 million for the six months ended June 30, 2017, primarily related to current period net operating losses in certain jurisdictions. During the six months ended June 30, 2016, we released $56.4 million of the valuation allowances, of which $87.6 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition.
Following the acquisition of Arizona Chemical on January 6, 2016, we released $87.0 million of the valuation allowance related to the U.S. net operating loss carryforwards and other deferred tax assets. In assessing the appropriateness of the U.S. valuation allowance as of the acquisition date, we considered the significant cumulative earnings in recent years as well as consistent historical taxable income of our U.S. combined operations. Additionally, we consider our ability to utilize net operating loss carryforwards to offset future taxable income generated by our U.S. combined operations. Under U.S. tax law, we are permitted to utilize tax loss carryforwards as an offset to taxable income generated by members of our U.S. consolidated group, with the exception of a few separate state regulations. We do not expect any tax loss limitations under IRC §382 that would impact our utilization of the federal carryforwards in the future. We project that we will have sufficient combined pre-tax earnings in the U.S. to utilize net operating loss carryforwards within the expiration period. We maintain valuation allowance for carryforwards related to our foreign tax credits and certain state tax losses.
As of June 30, 2017 and December 31, 2016, we had total unrecognized tax benefits of $25.9 million and $24.5 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and six months ended June 30, 2017, we had an increase of $1.0 million and 1.3 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. During the three and six months ended June 30, 2016, we had an increase in uncertain tax positions of $0.2 million and $9.3 million primarily related to assumed uncertain tax positions in the U.S. in connection with the Arizona Chemical Acquisition. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
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
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$7.0 million, or $2.1 million (converted at the June 30, 2017 exchange rate). We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
The provisions of the Combination Agreement provide for us to pay LCY a $25.0 million break-up fee upon a termination of the Combination Agreement following a withdrawal of our Board’s recommendation, unless an LCY material adverse effect has occurred and is continuing at the time of the withdrawal of our Board’s recommendation. In LCY’s notice terminating the Combination Agreement, LCY requested payment of such $25.0 million termination fee. On October 6, 2014, LCY filed a lawsuit against us in connection with our refusal to pay the $25.0 million termination fee. We believe that the impact upon LCY of the July 31, 2014 explosion in a gas pipeline in Kaohsiung, Taiwan, constitutes an LCY material adverse effect as defined in the Combination Agreement, and we have notified LCY that accordingly we are not obligated to pay the termination fee. On July 23, 2015, LCY's lawsuit was dismissed from the Delaware federal court on jurisdictional grounds. LCY has the right to re-file its suit in Delaware state court. As of the date of this filing, LCY has not re-filed the suit. While the ultimate resolution of this matter cannot be predicted with certainty, we do not expect any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$8,863	$10,078
Obligations assumed in Arizona Chemical Acquisition	—	1,908
Additional accruals	439	2,144
Accretion expense	156	220
Obligations settled	(877)	(1,745)
Foreign currency translation, net	332	87
Ending Balance	$8,913	$12,692
For a portion of our asset retirement obligations related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a liability and corresponding receivable of $3.3 million and $3.8 million as of June 30, 2017 and 2016, respectively, pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemicals.
(c) Environmental Obligations.
As of June 30, 2017, we have recorded an environment obligation and corresponding receivable of $3.2 million relating to an indemnification agreement with International Paper, our Chemical segments former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.
11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$770	$657	$815	$555	$1,600	$1,303	$1,747	$1,076
Interest cost	1,848	654	1,839	839	3,662	1,375	3,686	1,632
Expected return on plan assets	(2,348)	(733)	(2,332)	(975)	(4,701)	(1,560)	(4,667)	(1,895)
Amortization of prior service cost	903	49	637	6	1,810	105	1,400	12
Net periodic benefit cost	$1,173	$627	$959	$425	$2,371	$1,223	$2,166	$825
We made contributions of $4.0 million and $2.9 million to our pension plans in the six months ended June 30, 2017 and 2016, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$145	$127	$290	$270
Interest cost	340	365	680	700
Amortization of prior service cost	150	173	300	305
Net periodic benefit cost	$635	$665	$1,270	$1,275
12. Industry Segments and Foreign Operations
Our operations are managed through two operating segments: (i) Polymer segment; and (ii) Chemical segment. In accordance with the provisions of ASC 280, “Segment Reporting,” our chief operating decision maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
•Polymer Segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment is comprised of our pine-based specialty products business.
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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$335,118	$190,202	$525,320	$270,119	$184,530	$454,649
Cost of goods sold	249,796	128,268	378,064	202,878	119,874	322,752
Gross profit	85,322	61,934	147,256	67,241	64,656	131,897
Operating expenses:
Research and development	6,830	2,929	9,759	7,236	2,878	10,114
Selling, general, and administrative	25,577	15,725	41,302	27,113	16,101	43,214
Depreciation and amortization	16,773	17,817	34,590	15,630	16,152	31,782
Operating income	$36,142	$25,463	61,605	$17,262	$29,525	46,787
Disposition and exit of business activities			—			(5,250)
Loss on extinguishment of debt			—			—
Earnings of unconsolidated joint venture			118			102
Interest expense, net			(34,444)			(33,742)
Income before income taxes			$27,279			$7,897

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical(1)	Total
	(In thousands)
Revenue	$606,066	$377,379	$983,445	$513,162	$361,410	$874,572
Cost of goods sold	431,707	261,116	692,823	380,396	268,461	648,857
Gross profit	174,359	116,263	290,622	132,766	92,949	225,715
Operating expenses:
Research and development	14,343	5,761	20,104	15,088	5,602	20,690
Selling, general, and administrative	49,149	32,708	81,857	56,248	36,828	93,076
Depreciation and amortization	33,097	34,636	67,733	30,222	31,714	61,936
Operating income	$77,770	$43,158	120,928	$31,208	$18,805	50,013
Disposition and exit of business activities			—			40,001
Loss on extinguishment of debt			(19,738)			(13,423)
Earnings of unconsolidated joint venture			245			180
Interest expense, net			(68,749)			(67,580)
Income before income taxes			$32,686			$9,191
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories.
The following table presents long-lived assets including goodwill and total assets.

	June 30, 2017			December 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$563,381	$371,827	$935,208	$548,994	$357,728	$906,722
Investment in unconsolidated joint venture	$11,688	$—	$11,688	$11,195	$—	$11,195
Goodwill	$—	$772,564	$772,564	$—	$770,012	$770,012
Total assets	$1,246,192	$1,816,334	$3,062,526	$1,127,273	$1,779,372	$2,906,645
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
United States	$183,446	$168,308	$351,748	$331,352
Germany	55,154	47,165	102,105	88,286
All other countries	286,720	239,176	529,592	454,934
	$525,320	$454,649	$983,445	$874,572
Following is a summary of long-lived assets by geographic region:

	June 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets, at cost:
United States	$819,198	$789,067
Taiwan	178,647	167,907
France	126,889	117,965
Brazil	80,349	73,017
Germany	67,702	60,568
All other countries	130,415	109,616
	$1,403,200	$1,318,140

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $28.0 million and $20.9 million during the six months ended June 30, 2017 and 2016, respectively, and capital expenditures for our Chemical segment were $22.8 million and $18.8 million during the six months ended June 30, 2017 and 2016, respectively.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our “Due to related party” liability on the Condensed Consolidated Balance Sheets is related to this joint venture and purchases from the joint venture amounted to $7.8 million and $6.2 million for the three months ended June 30, 2017 and 2016, respectively, and $20.5 million and $13.9 million for the six months ended June 30, 2017 and 2016, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our total purchases during the three and six months ended June 30, 2017 were $2.9 million and $4.2 million, respectively, and our outstanding payable was $1.0 million as of June 30, 2017. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.
In 2015, a former board member was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio, facility. This board member resigned from our board in May 2017. Our total purchases from Jacobs amounted to $3.5 million and $2.8 million during the three months ended June 30, 2017 and 2016, respectively, and were $6.1 million and $5.3 million during the the six months ended June 30, 2017 and 2016, respectively, and our outstanding payable was $0.8 million as of June 30, 2017.
14. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of eighty percent of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest that provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity. As a result, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% ownership as a noncontrolling interest.

The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2017 and December 31, 2016 for KFPC before intercompany eliminations. See Note 6 Long-Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	June 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$31,433	$14,150
Other current assets	19,661	13,385
Property, plant, and equipment, net	174,355	167,579
Intangible assets	9,687	9,403
Other long-term assets	6,747	2,495
Total assets	$241,883	$207,012

Current portion of long-term debt	$32,515	$11,585
Current liabilities	19,817	26,743
Long-term debt	129,821	104,012
Total liabilities	$182,153	$142,340
15. Supplemental Guarantor Information
Prior to the consummation of the Arizona Chemical Acquisition, certain of our wholly-owned domestic subsidiaries became co-registrants on our shelf registration statement on Form S-3 that was filed in August 2015 (the “Form S-3”) pursuant to which such subsidiaries may in the future be issuers or guarantors of registered debt securities. As a result, we are required by the rules of the SEC to provide certain separate financial information with respect to the subsidiary issuers and guarantors that are co-registrants on the Form S-3 (which subsidiaries do not include any entities that became our subsidiary as a result of the subsequent consummation of the Arizona Chemical Acquisition). As of December 31, 2016, neither we nor any of our subsidiaries had any registered debt securities outstanding. Kraton Polymers LLC and its wholly-owned financing subsidiary, Kraton Polymers Capital Corporation, issued the 10.5% Senior Notes in January 2016 and the 7.0% Senior Notes in March 2017, each in private offerings, and each of which is fully and unconditionally guaranteed on a joint and several basis by Kraton Corporation, our subsidiaries that are co-registrants on the Form S-3 and certain entities that became our wholly-owned domestic subsidiaries in connection with the Arizona Chemical Acquisition. Kraton Polymers Capital Corporation has minimal assets and income. Because we have no registered debt outstanding at this time, we are presenting the following condensed consolidating financial information for the subsidiary issuers and guarantors of each of the 10.5% Senior Notes and 7.0% Senior Notes, which are prepared in accordance with the requirements of Rule 3-10 under Regulation S-X, to allow investors to determine the nature of the assets held by, and the operations and cash flows of, the various consolidating groups. If in the future we are no longer required by the rules of the SEC to provide separate financial information with respect to any of our subsidiaries, we will not necessarily continue presenting the below information.

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2017
(Unaudited)
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,400	$4,394	$122,918	$—	$128,712
Receivables, net of allowances	—	1,959	96,365	154,273	—	252,597
Inventories of products	—	1,712	216,690	176,418	—	394,820
Inventories of materials and supplies	—	—	13,320	10,538	—	23,858
Prepaid expenses	—	6,961	20,815	10,475	—	38,251
Other current assets	—	514	7,929	39,994	—	48,437
Total current assets	—	12,546	359,513	514,616	—	886,675
Property, plant, and equipment, less accumulated depreciation	—	23,169	459,712	452,327	—	935,208
Goodwill	—	—	740,390	32,174	—	772,564
Intangible assets, less accumulated amortization	—	30,070	335,520	57,453	—	423,043
Investment in consolidated subsidiaries	653,642	1,227,007	—	—	(1,880,649)	—
Investment in unconsolidated joint venture	—	813	—	10,875	—	11,688
Debt issuance costs	—	—	2,926	—	—	2,926
Deferred income taxes	—	213	—	7,842	—	8,055
Other long-term assets	—	927,168	213,102	646,047	(1,763,950)	22,367
Total assets	$653,642	$2,220,986	$2,111,163	$1,721,334	$(3,644,599)	$3,062,526
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,006	$32,515	$—	$33,521
Accounts payable-trade	—	2,314	74,968	72,904	—	150,186
Other payables and accruals	—	25,573	43,494	54,638	—	123,705
Due to related party	—	—	—	19,676	—	19,676
Total current liabilities	—	27,887	119,468	179,733	—	327,088
Long-term debt, net of current portion	—	1,646,051	1,581	129,821	—	1,777,453
Deferred income taxes	—	(105,849)	277,432	44,014	—	215,597
Other long-term liabilities	—	571	1,277,089	661,867	(1,763,950)	175,577
Total liabilities	—	1,568,660	1,675,570	1,015,435	(1,763,950)	2,495,715
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	312	—	—	—	—	312
Additional paid in capital	366,917	—	—	—	—	366,917
Member's equity	—	653,642	502,334	724,673	(1,880,649)	—
Retained earnings	286,413	—	—	—	—	286,413
Accumulated other comprehensive loss	—	(1,316)	(66,741)	(48,639)	—	(116,696)
Kraton Corporation stockholders' and member's equity	653,642	652,326	435,593	676,034	(1,880,649)	536,946
Noncontrolling interest	—	—	—	29,865	—	29,865
Total stockholders' and member's equity	653,642	652,326	435,593	705,899	(1,880,649)	566,811
Total liabilities and stockholders' and member's equity	$653,642	$2,220,986	$2,111,163	$1,721,334	$(3,644,599)	$3,062,526

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

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$327,972	$436,056	$(238,708)	$525,320
Cost of goods sold	—	21,875	256,621	338,276	(238,708)	378,064
Gross profit (loss)	—	(21,875)	71,351	97,780	—	147,256
Operating expenses:
Research and development	—	3,659	2,617	3,483	—	9,759
Selling, general, and administrative	—	17,076	10,322	13,904	—	41,302
Depreciation and amortization	—	5,560	18,610	10,420	—	34,590
Other (income) expense	—	(46,982)	6,732	40,250	—	—
Operating income (loss)	—	(1,188)	33,070	29,723	—	61,605
Earnings in consolidated subsidiaries	23,425	7,461	—	—	(30,886)	—
Earnings of unconsolidated joint venture	—	—	—	118	—	118
Interest income (expense), net	—	19,671	(54,089)	(26)	—	(34,444)
Income (loss) before income taxes	23,425	25,944	(21,019)	29,815	(30,886)	27,279
Income tax benefit (expense)	—	(2,519)	1,740	(3,075)	—	(3,854)
Consolidated net income (loss)	23,425	23,425	(19,279)	26,740	(30,886)	23,425
Net loss attributable to noncontrolling interest	—	—	—	2,136	—	2,136
Net income (loss) attributable to Kraton	$23,425	$23,425	$(19,279)	$28,876	$(30,886)	$25,561

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$220,039	$273,152	$(38,542)	$454,649
Cost of goods sold	—	(1,668)	151,060	211,902	(38,542)	322,752
Gross profit	—	1,668	68,979	61,250	—	131,897
Operating expenses:
Research and development	—	3,553	2,683	3,878	—	10,114
Selling, general, and administrative	—	19,767	11,896	11,551	—	43,214
Depreciation and amortization	—	5,610	19,947	6,225	—	31,782
Other (income) expense	—	(14,722)	4,120	10,602	—	—
Operating income (loss)	—	(12,540)	30,333	28,994	—	46,787
Disposition and exit of business activities	—	—	(8,430)	3,180	—	(5,250)
Earnings in consolidated subsidiaries	6,868	50,024	—	—	(56,892)	—
Earnings of unconsolidated joint venture	—	—	—	102	—	102
Interest income (expense), net	—	(33,989)	(151)	398	—	(33,742)
Income before income taxes	6,868	3,495	21,752	32,674	(56,892)	7,897
Income tax benefit (expense)	—	3,373	(5,513)	1,111	—	(1,029)
Consolidated net income	6,868	6,868	16,239	33,785	(56,892)	6,868
Net loss attributable to noncontrolling interest	—	—	—	533	—	533
Net income attributable to Kraton	$6,868	$6,868	$16,239	$34,318	$(56,892)	$7,401

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$548,789	$713,250	$(278,594)	$983,445
Cost of goods sold	—	(4,084)	391,187	584,314	(278,594)	692,823
Gross profit	—	4,084	157,602	128,936	—	290,622
Operating expenses:
Research and development	—	7,568	5,147	7,389	—	20,104
Selling, general, and administrative	—	32,257	23,932	25,668	—	81,857
Depreciation and amortization	—	11,141	36,990	19,602	—	67,733
Other (income) expense	—	(46,966)	18,289	28,677	—	—
Operating income income	—	84	73,244	47,600	—	120,928
Loss on extinguishment of debt	—	(19,738)	—	—	—	(19,738)
Earnings in consolidated subsidiaries	27,614	60,370	—	—	(87,984)	—
Earnings of unconsolidated joint venture	—	—	—	245	—	245
Interest expense, net	—	(14,375)	(54,298)	(76)	—	(68,749)
Income before income taxes	27,614	26,341	18,946	47,769	(87,984)	32,686
Income tax benefit (expense)	—	1,273	(962)	(5,383)	—	(5,072)
Consolidated net income	27,614	27,614	17,984	42,386	(87,984)	27,614
Net loss attributable to noncontrolling interest	—	—	—	4,360	—	4,360
Net income attributable to Kraton	$27,614	$27,614	$17,984	$46,746	$(87,984)	$31,974

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$431,079	$520,647	$(77,154)	$874,572
Cost of goods sold	—	571	311,885	413,555	(77,154)	648,857
Gross profit (loss)	—	(571)	119,194	107,092	—	225,715
Operating expenses:
Research and development	—	7,598	5,432	7,660	—	20,690
Selling, general, and administrative	—	41,443	26,770	24,863	—	93,076
Depreciation and amortization	—	11,201	38,873	11,862	—	61,936
Other (income) expense	—	(48,978)	24,558	24,420	—	—
Operating income (loss)	—	(11,835)	23,561	38,287	—	50,013
Disposition and exit of business activities	—	—	36,821	3,180	—	40,001
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	94,413	100,003	—	—	(194,416)	—
Earnings of unconsolidated joint venture	—	—	—	180	—	180
Interest income (expense), net	—	(67,358)	(892)	670	—	(67,580)
Income before income taxes	94,413	7,387	59,490	42,317	(194,416)	9,191
Income tax benefit (expense)	—	87,026	(2,359)	555	—	85,222
Consolidated net income	94,413	94,413	57,131	42,872	(194,416)	94,413
Net loss attributable to noncontrolling interest	—	—	—	1,075	—	1,075
Net income attributable to Kraton	$94,413	$94,413	$57,131	$43,947	$(194,416)	$95,488

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$23,425	$23,425	$(19,279)	$28,876	$(30,886)	$25,561
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	29,646	—	29,646
Unrealized loss on cash flow hedges, net of tax	—	(749)	—	—	—	(749)
Other comprehensive income (loss), net of tax	—	(749)	—	29,646	—	28,897
Comprehensive income (loss) attributable to Kraton	23,425	22,676	(19,279)	58,522	(30,886)	54,458
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,133)	—	(2,133)
Consolidated comprehensive income (loss)	$23,425	$22,676	$(19,279)	$56,389	$(30,886)	$52,325

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$6,868	$6,868	$16,239	$34,318	$(56,892)	$7,401
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	(2,250)	—	(2,250)
Unrealized loss on cash flow hedges, net of tax	—	(3,168)	—	122	—	(3,046)
Other comprehensive income (loss), net of tax	—	(3,168)	—	(2,128)	—	(5,296)
Comprehensive income attributable to Kraton	6,868	3,700	16,239	32,190	(56,892)	2,105
Comprehensive loss attributable to noncontrolling interest	—	—	—	(742)	—	(742)
Consolidated comprehensive income	$6,868	$3,700	$16,239	$31,448	$(56,892)	$1,363

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Six Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$27,614	$27,614	$17,984	$46,746	$(87,984)	$31,974
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	41,781	—	41,781
Unrealized gain on cash flow hedges, net of tax	—	94	—	—	—	94
Reclassification of gain on cash flow hedge	—	(41)	—	—	—	(41)
Other comprehensive income (loss), net of tax	—	53	—	41,781	—	41,834
Comprehensive income attributable to Kraton	27,614	27,667	17,984	88,527	(87,984)	73,808
Comprehensive loss attributable to noncontrolling interest	—	—	—	(2,471)	—	(2,471)
Consolidated comprehensive income	$27,614	$27,667	$17,984	$86,056	$(87,984)	$71,337

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$94,413	$94,413	$57,131	$43,947	$(194,416)	$95,488
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	23,317	—	23,317
Unrealized loss on cash flow hedges, net of tax	—	(5,272)	—	(34)	—	(5,306)
Other comprehensive income (loss), net of tax	—	(5,272)	—	23,283	—	18,011
Comprehensive income attributable to Kraton	94,413	89,141	57,131	67,230	(194,416)	113,499
Comprehensive loss attributable to noncontrolling interest	—	—	—	(538)	—	(538)
Consolidated comprehensive income	$94,413	$89,141	$57,131	$66,692	$(194,416)	$112,961

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(31,267)	$65,789	$(8,353)	$—	$26,169
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	39,097	—	—	(39,097)	—
Kraton purchase of property, plant and equipment	—	(2,247)	(27,704)	(20,840)	—	(50,791)
KFPC purchase of property, plant and equipment	—	—	—	(11,205)	—	(11,205)
Purchase of software and other intangibles	—	(2,516)	(213)	(741)	—	(3,470)
Net cash provided by (used in) investing activities	—	34,334	(27,917)	(32,786)	(39,097)	(65,466)
Cash flows provided (used in) by financing activities:
Proceeds from debt	—	400,000	32,797	—	—	432,797
Repayments of debt	—	(392,000)	(32,797)	—	—	(424,797)
KFPC proceeds from debt	—	—	—	39,898	—	39,898
Capital lease payments	—	—	(454)	—	—	(454)
Purchase of treasury stock	(1,511)	—	—	—	—	(1,511)
Cash contributions from member	—	(1,511)	—	—	1,511	—
Cash distributions to member	(90)	1,601	—	—	(1,511)	—
Proceeds from the exercise of stock options	1,601	—	—	—	—	1,601
Debt issuance costs	—	(9,971)	—	—	—	(9,971)
Payments on intercompany loans	—	—	(39,304)	207	39,097	—
Net cash provided by (used in) financing activities	—	(1,881)	(39,758)	40,105	39,097	37,563
Effect of exchange rate differences on cash	—	—	—	8,697	—	8,697
Net increase (decrease) in cash and cash equivalents	—	1,186	(1,886)	7,663	—	6,963
Cash and cash equivalents, beginning of period	—	214	6,280	115,255	—	121,749
Cash and cash equivalents, end of period	$—	$1,400	$4,394	$122,918	$—	$128,712

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(37,744)	$70,634	$7,266	$—	$40,156
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	171,097	—	—	(171,097)	—
Kraton purchase of property, plant, and equipment	—	(470)	(25,452)	(13,808)	—	(39,730)
KFPC purchase of property, plant, and equipment	—	—	—	(12,878)	—	(12,878)
Purchase of software and other intangibles	—	(1,268)	(268)	44	—	(1,492)
Acquisition, net of cash acquired	—	(1,367,088)	11,590	43,393	—	(1,312,105)
Sale of assets	—	—	72,803	—	—	72,803
Net cash provided by (used in) investing activities	—	(1,197,729)	58,673	16,751	(171,097)	(1,293,402)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(450,058)	(75)	—	—	(450,133)
KFPC proceeds from debt	—	—	—	24,339	—	24,339
Capital lease payments	—	—	(69)	—	—	(69)
Purchase of treasury stock	(967)	—	—	—	—	(967)
Cash contributions from member	—	(967)	—	—	967	—
Cash distributions to member	686	281	—	—	(967)	—
Proceeds from the exercise of stock options	281	—	—	—	—	281
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,929)	(3,717)	—	—	(57,646)
Payments on intercompany loans	—	—	(171,445)	348	171,097	—
Net cash provided by (used in) financing activities	—	1,228,217	(130,386)	24,687	171,097	1,293,615
Effect of exchange rate differences on cash	—	—	—	134	—	134
Net increase (decrease) in cash and cash equivalents	—	(7,256)	(1,079)	48,838	—	40,503
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$—	$10,516	$100,036	$—	$110,552

16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2017.

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
Polymer Segment
SBCs are highly-engineered synthetic elastomers that we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products. We also sell isoprene rubber and isoprene rubber latex, which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
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
We also produce CariflexTM isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products, making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care, and food contact. We believe the versatility of Cariflex provides opportunities for new, differentiated applications.
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
We focus our resources on four target markets: adhesives, roads and construction, tires, and performance chemicals (which we formerly referred to as chemical intermediates). Within our target markets, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
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

	Cumulative through
	June 30, 2017	December 31, 2016

General and administrative synergies	$22,414	$17,663
Operational improvements	35,581	19,223
Cost reduction	36,673	31,338
	$94,668	$68,224
Factors Affecting Our Results of Operations
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from fourteen manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, Swedish Krona, and Brazilian Real. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by Geography:	(In thousands)
Americas	$213,367	$192,826	$410,925	$376,301
Europe, Middle East, and Africa	201,668	161,099	364,970	308,705
Asia Pacific	110,285	100,724	207,550	189,566
Total revenue	$525,320	$454,649	$983,445	$874,572
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased during both the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.
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

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$525,320	$454,649	$983,445	$874,572
Cost of goods sold	378,064	322,752	692,823	648,857
Gross profit	147,256	131,897	290,622	225,715
Operating expenses:
Research and development	9,759	10,114	20,104	20,690
Selling, general, and administrative	41,302	43,214	81,857	93,076
Depreciation and amortization	34,590	31,782	67,733	61,936
Operating income	61,605	46,787	120,928	50,013
Disposition and exit of business activities	—	(5,250)	—	40,001
Loss on extinguishment of debt	—	—	(19,738)	(13,423)
Earnings of unconsolidated joint venture	118	102	245	180
Interest expense, net	(34,444)	(33,742)	(68,749)	(67,580)
Income before income taxes	27,279	7,897	32,686	9,191
Income tax benefit (expense)	(3,854)	(1,029)	(5,072)	85,222
Consolidated net income	23,425	6,868	27,614	94,413
Net loss attributable to noncontrolling interest	2,136	533	4,360	1,075
Net income attributable to Kraton	$25,561	$7,401	$31,974	$95,488
Earnings per common share:
Basic	$0.82	$0.24	$1.03	$3.10
Diluted	$0.81	$0.24	$1.01	$3.07
Weighted average common shares outstanding:
Basic	30,585	30,158	30,508	30,095
Diluted	31,066	30,586	30,952	30,451

Consolidated Results
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Revenue was $525.3 million for the three months ended June 30, 2017 compared to $454.6 million for the three months ended June 30, 2016, an increase of $70.7 million or 15.5%. Revenue for the Polymer segment increased $65.0 million and revenue for the Chemical segment increased $5.7 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $378.1 million for the three months ended June 30, 2017 compared to $322.8 million for the three months ended June 30, 2016, an increase of $55.3 million or 17.1%, primarily driven by higher average raw material costs.
Selling, general, and administrative expenses were $41.3 million for the three months ended June 30, 2017 compared to $43.2 million for the three months ended June 30, 2016. The $1.9 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs.
Depreciation and amortization was $34.6 million for the three months ended June 30, 2017 compared to $31.8 million for the three months ended June 30, 2016. The increase of $2.8 million was primarily attributable to the start up of our manufacturing joint venture in Mailiao, Taiwan.
Disposition and exit of business activities was $5.3 million for the three months ended June 30, 2016, as a result of the exit of our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil.
Income tax provision was an expense of $3.9 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended June 30, 2017 was 14.1% and 13.0% for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended June 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $25.6 million or $0.81 per diluted share for the three months ended June 30, 2017, an increase of $18.2 million compared to net income of $7.4 million or $0.24 per diluted share for the three months ended June 30, 2016. Adjusted diluted earnings per share (non-GAAP) was $0.82 for the three months ended June 30, 2017 compared to $0.63 for the three months ended June 30, 2016. See a reconciliation of generally accepted accounting principles (“GAAP”) diluted earnings per share to non-GAAP adjusted diluted earnings per share below.
Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Our operating results for the six months ended June 30, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $983.4 million for the six months ended June 30, 2017 compared to $874.6 million for the six months ended June 30, 2016, an increase of $108.9 million or 12.4%. Revenue for our Polymer segment increased $92.9 million and our revenue for the Chemical segment increased $16.0 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $692.8 million for the six months ended June 30, 2017 compared to $648.9 million for the six months ended June 30, 2016, an increase of $44.0 million or 6.8%. The increase was primarily driven by higher average raw material costs and sales volumes, partially offset by the $24.7 million of higher costs of goods sold in 2016 related to the fair value adjustment in purchase accounting for inventory.
Selling, general, and administrative expenses were $81.9 million for the six months ended June 30, 2017 compared to $93.1 million for the six months ended June 30, 2016. The $11.2 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs.
Depreciation and amortization was $67.7 million for the six months ended June 30, 2017 compared to $61.9 million for the six months ended June 30, 2016. The increase of $5.8 million was primarily attributable to the start up of the manufacturing joint venture in Mailiao, Taiwan.
Disposition and exit of business activities was $40.0 million for the six months ended June 30, 2016, which resulted from the sale of certain compounding assets, partially offset by the exit from our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil.

On March 24, 2017, we completed the issuance of $400.0 million 7.0% Senior Notes. We used the net proceeds from the offering of approximately $392.0 million to repay existing indebtedness under our Term Loan Facility. The repayment was considered an extinguishment of indebtedness and accordingly we wrote off a pro-rata portion of previously capitalized deferred financing costs and original issue discount associated with the Term Loan Facility resulting in the loss on extinguishment of $19.7 million for six months ended June 30, 2017.
Income tax provision was an expense of $5.1 million and a benefit of $85.2 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the six months ended June 30, 2017 was 15.5%. Given the level of our pre-tax book income for the six months ended June 30, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the six months ended June 30, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the six months ended June 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $32.0 million, or $1.01 per diluted share, for the six months ended June 30, 2017, a decrease of $63.5 million compared to net income of $95.5 million, or $3.07 per diluted share, for the six months ended June 30, 2016. Adjusted diluted earnings per share (non-GAAP) was $0.68 for the six months ended June 30, 2017 compared to adjusted diluted earnings per share (non-GAAP) of $1.44 for the six months ended June 30, 2016. See a reconciliation of generally accepted accounting principles (“GAAP”) diluted earnings (loss) per share to non-GAAP adjusted diluted earnings per share below.

Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	(In thousands)
Performance Products	$191,134	$144,816	$332,852	$264,734
Specialty Polymers	100,479	82,060	191,399	167,090
Cariflex	43,354	43,188	81,402	81,211
Other	151	55	413	127
	$335,118	$270,119	$606,066	$513,162

Operating income	$36,142	$17,262	$77,770	$31,208
Adjusted EBITDA (non-GAAP)(1)	$62,815	$39,203	$94,870	$91,447
Adjusted EBITDA margin (non-GAAP)(2)	18.7%	14.5%	15.7%	17.8%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Revenue for the Polymer segment was $335.1 million for the three months ended June 30, 2017 compared to $270.1 million for the three months ended June 30, 2016. Sales volumes of 89.6 kilotons were essentially flat for the three months ended June 30, 2017 compared to three months ended June 30, 2016. Cariflex volumes increased 2.0%, Specialty Polymers volumes increased 3.7%, and Performance Products volumes decreased 1.6%. The negative effect from changes in currency exchange rates between the periods was $4.4 million.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $43.4 million for the three months ended June 30, 2017 and was unchanged compared to $43.2 million for the three months ended June 30, 2016.

•
Specialty Polymers revenue was $100.5 million for the three months ended June 30, 2017 compared to $82.1 million for the three months ended June 30, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs.

•
Performance Products revenue was $191.1 million for the three months ended June 30, 2017 compared to $144.8 million for the three months ended June 30, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs.

For the three months ended June 30, 2017, the Polymer segment operating income was $36.1 million compared to $17.3 million for the three months ended June 30, 2016.
For the three months ended June 30, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $62.8 million compared to $39.2 million for the three months ended June 30, 2016. The increase was due to improved unit margins, primarily driven by higher selling prices, including favorable product mix. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Revenue for the Polymer segment was $606.1 million for the six months ended June 30, 2017 compared to $513.2 million for the six months ended June 30, 2016. Sales volumes of 166.2 kilotons were essentially unchanged for the six months ended June 30, 2017 compared to six months ended June 30, 2016. Cariflex volumes increased 2.1%, Specialty Polymers volumes increased 5.9%, and Performance Products volumes decreased 0.9%. The negative effect from changes in currency exchange rates between the periods was $6.8 million.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $81.4 million for the six months ended June 30, 2017 and was unchanged compared to $81.2 million for the six months ended June 30, 2016.

•
Specialty Polymers revenue was $191.4 million for the six months ended June 30, 2017 compared to $167.1 million for the six months ended June 30, 2016. The revenue increase was primarily driven by higher average selling prices resulting from higher raw material costs and improved sales volumes.

•
Performance Products revenue was $332.9 million for the six months ended June 30, 2017 compared to $264.7 million for the six months ended June 30, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs.

For the six months ended June 30, 2017, the Polymer segment operating income was $77.8 million compared to $31.2 million for the six months ended June 30, 2016.
For the six months ended June 30, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $94.9 million compared to $91.4 million for the six months ended June 30, 2016. The increase in Adjusted EBITDA was primarily due to improved unit margins, indicative of the increase in raw material selling prices and the impact of cost reduction initiatives. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment
The following results of operations for the Chemical segment have been included in our consolidated results since January 6, 2016.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	For the period January 6, 2016 through June 30, 2016
Revenue	(In thousands)
Adhesives	$64,265	$63,190	$128,637	$126,133
Performance Chemicals	98,277	94,065	198,597	188,353
Roads and Construction	14,873	16,398	25,639	27,067
Tires	12,787	10,877	24,506	19,857
	$190,202	$184,530	$377,379	$361,410

Operating income (loss)	$25,463	$29,525	$43,158	$18,805
Adjusted EBITDA (non-GAAP)(1)	$38,665	$53,533	$72,181	$94,390
Adjusted EBITDA margin (non-GAAP)(2)	20.3%	29.0%	19.1%	26.1%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016
Revenue for the Chemical segment was $190.2 million for the three months ended June 30, 2017 compared to $184.5 million for the three months ended June 30, 2016. Sales volumes were 101.6 kilotons for the three months ended June 30, 2017, a decrease of 7.3 kilotons or 6.7%. Adhesives volumes increased 6.6%, Performance Chemicals volumes decreased 12.7%, Roads and Construction volumes decreased 4.8%, and Tires volumes increased 7.4%. The negative effect from changes in currency exchange rates between the periods was $2.5 million.
With respect to revenue for the Chemical segment product groups:

•
Adhesives revenue was $64.3 million for the three months ended June 30, 2017 compared to $63.2 million for the three months ended June 30, 2016. The increase was driven by improved sales volumes, largely offset by lower average selling prices.

•
Performance Chemicals revenue was $98.3 million for the three months ended June 30, 2017 compared to $94.1 million for the three months ended June 30, 2016. The increase in revenue was primarily related to higher average selling prices, partially offset by lower sales volumes.

•
Roads and Construction revenue was $14.9 million for the three months ended June 30, 2017 compared to $16.4 million for the three months ended June 30, 2016. The decrease in revenue was driven by lower sales volumes and lower average selling prices.

•
Tires revenue was $12.8 million for the three months ended June 30, 2017 compared to $10.9 million for the three months ended June 30, 2016. The increase in revenue was driven by higher average selling prices and improved sales volumes.

For the three months ended June 30, 2017, the Chemical segment operating income was $25.5 million compared $29.5 million for the three months ended June 30, 2016.
For the three months ended June 30, 2017, the Chemical segment generated $38.7 million of Adjusted EBITDA (non-GAAP) compared to $53.5 million for the three months ended June 30, 2016. The decrease in Adjusted EBITDA was primarily due to lower margins indicative of the continued impact of low-cost C5 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, and to a lesser extent the decline in sales volumes. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016
Revenue for the Chemical segment was $377.4 million for the six months ended June 30, 2017 compared to $361.4 million for the six months ended June 30, 2016. Sales volumes were 219.7 kilotons for the six months ended June 30, 2017, an increase of 16.0 kilotons or 7.8%. Adhesives volumes increased 10.3%, Performance Chemicals volumes increased 7.2%, Roads and Construction volumes increased 1.2%, and Tires volumes increased 15.3%. The negative effect from changes in currency exchange rates between the periods was $6.0 million.
With respect to revenue for the Chemical segment product groups:

•
Adhesives revenue was $128.6 million for the six months ended June 30, 2017 compared to $126.1 million for the six months ended June 30, 2016. The increase was driven by improved sales volumes, largely offset by lower average selling prices.

•
Performance Chemicals revenue was $198.6 million for the six months ended June 30, 2017 compared to $188.4 million for the six months ended June 30, 2016. The increase was primarily attributable to higher average selling prices.

•
Roads and Construction revenue was $25.6 million for the six months ended June 30, 2017 compared to $27.1 million for the six months ended June 30, 2016. The decrease in revenue is primarily attributable to lower average selling prices.

•
Tires revenue was $24.5 million for the six months ended June 30, 2017 compared to $19.9 million for the six months ended June 30, 2016. The increase was driven by improved sales volumes and higher average selling prices.

For the six months ended June 30, 2017, the Chemical segment operating income was $43.2 million compared to $18.8 million for the six months ended June 30, 2016.
For the six months ended June 30, 2017, the Chemical segment generated $72.2 million of Adjusted EBITDA (non-GAAP) compared to $94.4 million for the six months ended June 30, 2016. The decrease in Adjusted EBITDA was primarily due to lower margins indicative of the continued impact of low-cost C5 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, which more than offset the increase in sales volumes. See a reconciliation of GAAP operating income (loss) to non-GAAP Adjusted EBITDA below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
EBITDA(2)	$96,313	$73,421	$169,168	$138,707
Adjusted EBITDA(1) (3)	$101,480	$92,736	$167,051	$185,837
Adjusted Diluted Earnings Per Share(1)	$0.82	$0.63	$0.68	$1.44
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
We reconcile consolidated net income and operating income (loss) to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$25,561			$7,401
Net loss attributable to noncontrolling interest			(2,136)			(533)
Consolidated net income			23,425			6,868
Add (deduct):
Income tax expense			3,854			1,029
Interest expense, net			34,444			33,742
Earnings of unconsolidated joint venture			(118)			(102)
Disposition and exit of business activities			—			5,250
Operating income	$36,142	$25,463	61,605	$17,262	$29,525	46,787
Add (deduct):
Depreciation and amortization	16,773	17,817	34,590	15,630	16,152	31,782
Disposition and exit of business activities	—	—	—	(5,250)	—	(5,250)
Earnings of unconsolidated joint venture	118		118	102	—	102
EBITDA	53,033	43,280	96,313	27,744	45,677	73,421
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	4,579	(790)	3,789	5,562	2,044	7,606
Disposition and exit of business activities	—	—	—	5,250	—	5,250
KFPC startup costs (b)	4,419	—	4,419	1,019	—	1,019
Non-cash compensation expense	2,173	—	2,173	2,048	—	2,048
Spread between FIFO and ECRC	(1,389)	(3,825)	(5,214)	(2,420)	5,812	3,392
Adjusted EBITDA	$62,815	$38,665	$101,480	$39,203	$53,533	$92,736
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$31,974			$95,488
Net loss attributable to noncontrolling interest			(4,360)			(1,075)
Consolidated net income			27,614			94,413
Add (deduct):
Income tax expense (benefit)			5,072			(85,222)
Interest expense, net			68,749			67,580
Earnings of unconsolidated joint venture			(245)			(180)
Loss on extinguishment of debt			19,738			13,423
Disposition and exit of business activities			—			(40,001)
Operating income	$77,770	$43,158	120,928	$31,208	$18,805	50,013
Add (deduct):
Depreciation and amortization	33,097	34,636	67,733	30,222	31,714	61,936
Disposition and exit of business activities	—	—	—	40,001	—	40,001
Loss on extinguishment of debt	(19,738)	—	(19,738)	(13,423)	—	(13,423)
Earnings of unconsolidated joint venture	245	—	245	180	—	180
EBITDA	91,374	77,794	169,168	88,188	50,519	138,707
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	9,253	(570)	8,683	12,039	7,243	19,282
Disposition and exit of business activities	—	—	—	(40,001)	—	(40,001)
Loss on extinguishment of debt	19,738	—	19,738	13,423	—	13,423
Effect of purchase price accounting on inventory valuation (b)	—	—	—	—	24,719	24,719
KFPC startup costs (c)	7,240	—	7,240	1,859	—	1,859
Non-cash compensation expense	5,147	—	5,147	5,131	—	5,131
Spread between FIFO and ECRC	(37,882)	(5,043)	(42,925)	10,808	11,909	22,717
Adjusted EBITDA	$94,870	$72,181	$167,051	$91,447	$94,390	$185,837
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted earnings per share	$0.81	$0.24	$1.01	$3.07
Transaction, acquisition related costs, restructuring, and other costs (a)	0.09	0.20	0.20	0.52
Disposition and exit of business activities	—	0.11	—	(0.82)
Loss on extinguishment of debt	—	—	0.41	0.28
Effect of purchase price accounting on inventory valuation (b)	—	—	—	0.63
KFPC startup costs (c)	0.07	0.01	0.12	0.02
Valuation allowance (d)	—	—	—	(2.78)
Spread between FIFO and ECRC	(0.15)	0.07	(1.06)	0.52
Adjusted diluted earnings per share (non-GAAP)	$0.82	$0.63	$0.68	$1.44
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	We had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	Startup costs related to the joint venture company, KFPC.

(d)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.
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
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a “make-whole” premium. On and after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
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
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of June 30, 2017. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the

ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
The ABL Facility contains a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if availability under the ABL facility is below a specified amount. Our failure to comply with this financial covenant would give rise to a default under the ABL Facility. If factors arise that negatively impact our profitability, we may not be able to satisfy this covenant. In addition, the ABL Facility contains customary events of default, including, without limitation, a failure to make payments under the ABL facility, cross-default with respect to other indebtedness and cross-judgment default, if certain bankruptcy events and certain change of control events were to occur. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.0 million (converted at the June 30, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.2 million (converted at the June 30, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.8 million (converted at the June 30, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of June 30, 2017, NTD 4.9 billion, or $162.6 million (converted at the June 30, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments with the first installment payment was made by July 17, 2017 and each subsequent payment due every six months thereafter. The first five installments shall be in an amount equal to 10% of the outstanding principal amount and the final installment shall be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and six months ended June 30, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0:1.0 in 2017 and 1.2:1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.

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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $233.9 million, with no borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $4.0 million and $2.9 million to our pension plans during the six months ended June 30, 2017 and 2016, respectively. We expect our total pension plan contributions for the year ended December 31, 2017 to be approximately $12.7 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2017, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2018 and beyond.
As of June 30, 2017, we had $122.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $2.5 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the U.S.
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
Operating Cash Flows
Net cash provided by operating activities totaled $26.2 million during the six months ended June 30, 2017 compared to $40.2 million during the six months ended June 30, 2016. This represents a net decrease in operating cash flows of $14.0 million, which was primarily driven by decreases in working capital, partially offset by increases in operating income. The period-over-period changes in working capital are as follows:

•	$91.6 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher raw material costs and increased finished goods inventory;

•	$21.9 million net decrease in cash flows associated with accounts receivables due to higher selling prices; partially offset by

•	$14.9 million increase in cash flows associated with other payables and accruals primarily related to timing of payments for transaction related costs; and

•	$7.1 million increase in cash flows due to the timing of payments of other items, including accounts payables, related party transactions, taxes, and pension costs.
Investing Cash Flows
Net cash used in investing activities totaled $65.5 million for the six months ended June 30, 2017 and $1,293.4 million for the six months ended June 30, 2016, which includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of certain compounding assets.
Expected Capital Expenditures
We currently expect 2017 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $85.0 million to $95.0 million. Included in this estimate is approximately $22.0 million for projects associated with our cost reset initiative, $8.0 million for projects to achieve operational synergies related to the integration of Arizona Chemical, and $45.0 million to $50.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. The remaining anticipated 2017 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows
Our consolidated capital structure as of June 30, 2017 was approximately 21.8% equity, 76.9% debt and 1.2% noncontrolling interest compared to approximately 19.7% equity, 78.9% debt, and 1.4% noncontrolling interest at December 31, 2016.
During the six months ended June 30, 2017, we completed a $400.0 million 7.0% Senior Notes offering and the net proceeds of $392.0 million were used to prepay principal payment under the Term Loan Facility. In connection with the Arizona Chemical Acquisition during the six months ended June 30, 2016, we issued a $1,350.0 million Term Loan Facility and $440.0 million of 10.5% Senior Notes. In addition, we utilized $37.1 million of the ABL Facility at closing of the Arizona Chemical Acquisition. We applied a portion of the acquisition-related proceeds to prepay our 6.75% Senior Notes ($350.0 million principal amount plus fees and expenses of $8.0 million) and fund $10.0 million of debt issuance costs.
During the six months ended June 30, 2017 (excluding borrowings under the KFPC Loan Agreement) we increased Kraton Corporation indebtedness by $7.5 million, while decreasing cash on hand (excluding KFPC cash) by approximately $10.3 million.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2017, other than operating leases.

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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2017, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended June 30, 2017 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
10.1*
Third Amendment to Credit and Guarantee Agreement, dated as of June 13, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower,
Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent.

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	July 27, 2017	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 27, 2017	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer