Form 10-Q
period 2017-09-30
Kraton Corp
filed 2017-10-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 23, 2017: 31,296,121.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written forward-looking statements in our reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials as well as in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward looking statements are often identified by words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future” or similar expressions or by discussions of strategy, plans or intentions. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to our expectations of, among other things, tax loss limitations, the effects of litigation, the return on plan assets and our total pension plan obligations, the current cost of significant raw material inputs and capital expenditures are forward-looking statements.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include, but are not limited to:

•
our ability to successfully identify, complete and integrate potential acquisitions, including our acquisition of Arizona Chemical Holdings Corporation (now known as AZ Chem Holdings LP, “Arizona Chemical”), and realize expected synergies and cost savings related thereto;

•	our ability to generate sufficient cash flows to fund our working capital requirements and service our outstanding indebtedness;

•	the availability, terms and deployment of indebtedness and equity capital, including our ability to fully access our senior secured credit facilities;

•	our relationships with our customers;

•	the benefits of, or performance of, our products;

•	our beliefs regarding opportunities for new, differentiated applications and other innovations;

•	the cost and availability of raw materials, ending inventory levels and related changes;

•	our counterparties’ ability to perform their obligations under operating, service, supply and other similar agreements and our ability to replace or renew such agreements when they expire;

•	our investments in joint ventures, including Kraton Formosa Polymers Corporation (“KFPC”);

•
developments in our capital expenditures, health, safety, environmental, security and infrastructure and maintenance costs, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform;

•	our effective tax rates and positions;

•	our ability to realize deferred tax assets and expected expenses of repatriating cash and short-term investments related to foreign operations and/or indebtedness;

•	our future reliance on third party providers, in particular LyondellBasell Industries, for operating and other services;

•	our ability to address or manage corruption concerns in certain locations in which we operate;

•	our ability to address and manage cyber-security risks;

•	our ability to protect our intellectual property, on which our business is substantially dependent;

•	our expectations regarding future divided payments;

•	our expectations regarding the impact of general economic conditions on our business; and

•
the factors set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”).

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
This Quarterly Report on Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income, and cash flows of Kraton. Kraton Corporation is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Corporation:
We have reviewed the accompanying condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of September 30, 2017, the related condensed consolidated statements of operations, and comprehensive income, for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of changes in equity, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Houston, Texas
October 25, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,118	$121,749
Receivables, net of allowances of $1,406 and $814	253,437	200,860
Inventories of products, net	362,831	327,996
Inventories of materials and supplies, net	24,832	22,392
Prepaid expenses	36,348	35,851
Other current assets	45,993	37,658
Total current assets	812,559	746,506
Property, plant, and equipment, less accumulated depreciation of $505,660 and $411,418	942,834	906,722
Goodwill	773,635	770,012
Intangible assets, less accumulated amortization of $184,614 and $144,946	416,747	439,198
Investment in unconsolidated joint venture	12,098	11,195
Debt issuance costs	2,633	3,511
Deferred income taxes	8,766	6,907
Other long-term assets	23,334	22,594
Total assets	$2,992,606	$2,906,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$33,553	$41,825
Accounts payable-trade	156,426	150,081
Other payables and accruals	151,856	130,398
Due to related party	16,045	14,669
Total current liabilities	357,880	336,973
Long-term debt, net of current portion	1,667,074	1,697,700
Deferred income taxes	215,145	211,396
Other long-term liabilities	168,139	170,339
Total liabilities	2,408,238	2,416,408
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,261 shares issued and outstanding at September 30, 2017; 30,960 shares issued and outstanding at December 31, 2016	313	310
Additional paid in capital	369,702	361,682
Retained earnings	282,380	254,439
Accumulated other comprehensive loss	(97,105)	(158,530)
Total Kraton stockholders' equity	555,290	457,901
Noncontrolling interest	29,078	32,336
Total equity	584,368	490,237
Total liabilities and equity	$2,992,606	$2,906,645

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$510,947	$454,143	$1,494,392	$1,328,715
Cost of goods sold	382,228	318,887	1,075,051	967,744
Gross profit	128,719	135,256	419,341	360,971
Operating expenses:
Research and development	10,325	9,693	30,429	30,383
Selling, general, and administrative	42,579	42,769	124,436	135,845
Depreciation and amortization	34,307	31,977	102,040	93,913
Operating income	41,508	50,817	162,436	100,830
Disposition and exit of business activities	—	—	—	40,001
Loss on extinguishment of debt	(15,632)	—	(35,370)	(13,423)
Earnings of unconsolidated joint venture	125	94	370	274
Interest expense, net	(33,017)	(33,870)	(101,766)	(101,450)
Income (loss) before income taxes	(7,016)	17,041	25,670	26,232
Income tax benefit (expense)	2,165	(2,198)	(2,907)	83,024
Consolidated net income (loss)	(4,851)	14,843	22,763	109,256
Net loss attributable to noncontrolling interest	818	717	5,178	1,792
Net income (loss) attributable to Kraton	$(4,033)	$15,560	$27,941	$111,048
Earnings (loss) per common share:
Basic	$(0.13)	$0.50	$0.90	$3.60
Diluted	$(0.13)	$0.49	$0.88	$3.56
Weighted average common shares outstanding:
Basic	30,625	30,221	30,548	30,137
Diluted	30,625	30,783	31,006	30,557

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Kraton	$(4,033)	$15,560	$27,941	$111,048
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	18,910	3,994	60,691	27,311
Unrealized loss on cash flow hedges, net of tax benefit of $382 and $412 for 2017, respectively	(239)	(48)	(145)	(5,354)
Reclassification of loss on cash flow hedge	920	—	879	—
Other comprehensive income, net of tax	19,591	3,946	61,425	21,957
Comprehensive income attributable to Kraton	15,558	19,506	89,366	133,005
Comprehensive income (loss) attributable to noncontrolling interest	(787)	339	(3,258)	(199)
Consolidated comprehensive income	$14,771	$19,845	$86,108	$132,806

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	111,048	—	111,048	(1,792)	109,256
Other comprehensive income	—	—	—	21,957	21,957	1,593	23,550
Retired treasury stock from employee tax withholdings	(1)	(966)	—	—	(967)	—	(967)
Exercise of stock options	1	2,624	—	—	2,625	—	2,625
Non-cash compensation related to equity awards	3	7,269	—	—	7,272	—	7,272
Balance at September 30, 2016	$309	$358,798	$258,179	$(116,611)	$500,675	$34,053	$534,728

Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	27,941	—	27,941	(5,178)	22,763
Other comprehensive income	—	—	—	61,425	61,425	1,920	63,345
Retired treasury stock from employee tax withholdings	—	(2,297)	—	—	(2,297)	—	(2,297)
Exercise of stock options	1	2,953	—	—	2,954	—	2,954
Non-cash compensation related to equity awards	2	7,364	—	—	7,366	—	7,366
Balance at September 30, 2017	$313	$369,702	$282,380	$(97,105)	$555,290	$29,078	$584,368

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$22,763	$109,256
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	102,040	93,913
Amortization of debt original issue discount	4,926	4,893
Amortization of debt issuance costs	6,309	5,343
(Gain) loss on disposal of property, plant, and equipment	61	452
Disposition and exit of business activities	—	(40,001)
Loss on extinguishment of debt	35,370	13,423
Earnings from unconsolidated joint venture, net of dividends received	67	136
Deferred income tax benefit	(3,526)	(4,343)
Release of valuation allowance	—	(86,631)
Share-based compensation	7,366	7,272
Decrease (increase) in:
Accounts receivable	(38,921)	(18,114)
Inventories of products, materials, and supplies	(19,126)	44,035
Other assets	(6,171)	(3,044)
Increase (decrease) in:
Accounts payable-trade	2,267	(2,981)
Other payables and accruals	26,851	(401)
Other long-term liabilities	(5,433)	4,631
Due to related party	606	(1,710)
Net cash provided by operating activities	135,449	126,129
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(71,595)	(62,885)
KFPC purchase of property, plant, and equipment	(11,790)	(16,995)
Purchase of software and other intangibles	(4,959)	(4,691)
Acquisition, net of cash acquired	—	(1,312,105)
Sale of assets	—	72,803
Net cash used in investing activities	(88,344)	(1,323,873)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	739,167	1,782,965
Repayments of debt	(837,012)	(480,133)
KFPC proceeds from debt	39,898	24,368
KFPC repayments of debt	(16,244)	—
Capital lease payments	(703)	(105)
Purchase of treasury stock	(2,297)	(967)
Proceeds from the exercise of stock options	2,954	2,625
Settlement of interest rate swap	(879)	(5,155)
Settlement of foreign currency hedges	(716)	—
Debt issuance costs	(13,929)	(57,646)
Net cash provided by (used in) financing activities	(89,761)	1,265,952
Effect of exchange rate differences on cash	10,025	5,291
Net increase (decrease) in cash and cash equivalents	(32,631)	73,499
Cash and cash equivalents, beginning of period	121,749	70,049
Cash and cash equivalents, end of period	$89,118	$143,548
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$12,030	$7,788
Cash paid during the period for interest, net of capitalized interest	$72,288	$56,972
Capitalized interest	$3,334	$4,022
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$17,268	$30,494

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
There have been no other changes to the accounting policies, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $4.8 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. Our evaluation of this standard is currently ongoing and we will adopt ASU 2017-07 effective on January 1, 2018.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing.
3. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.2 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $7.4 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively.

4. Detail of Certain Balance Sheet Accounts

	September 30, 2017	December 31, 2016
	(In thousands)
Inventories of products:
Finished products	$273,948	$248,143
Work in progress	4,893	5,648
Raw materials	93,816	86,864
Inventories of products, gross	372,657	340,655
Inventory reserves	(9,826)	(12,659)
Total inventories of products, net	$362,831	$327,996
Intangible assets:
Contractual agreements	$263,882	$258,646
Technology	146,181	145,320
Customer relationships	60,480	59,977
Tradenames/trademarks	78,828	77,666
Software	51,990	42,535
Intangible assets	601,361	584,144
Less accumulated amortization:
Contractual agreements	38,778	20,757
Technology	50,780	44,698
Customer relationships	32,965	31,863
Tradenames/trademarks	33,903	25,363
Software	28,188	22,265
Total accumulated amortization	184,614	144,946
Intangible assets, net of accumulated amortization	$416,747	$439,198
Other payables and accruals:
Employee related	$36,638	$33,947
Interest payable	28,179	10,135
Property, plant, and equipment accruals	15,530	26,260
Other	71,509	60,056
Total other payables and accruals	$151,856	$130,398
Other long-term liabilities:
Pension and other post-retirement benefits	$138,597	$138,188
Other	29,542	32,151
Total other long-term liabilities	$168,139	$170,339

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain (Loss) on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2015	$(65,995)	$—	$(1,926)	$(70,647)	$(138,568)
Other comprehensive income (loss) before reclassifications	27,311	(5,354)	—	—	21,957
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Net other comprehensive income (loss) for the year	27,311	(5,354)	—	—	21,957
September 30, 2016	$(38,684)	$(5,354)	$(1,926)	$(70,647)	$(116,611)

December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income (loss) before reclassifications	60,691	(145)	—	—	60,546
Amounts reclassified from accumulated other comprehensive income	—	879	—	—	879
Net other comprehensive income for the year	60,691	734	—	—	61,425
September 30, 2017	$(12,040)	$1,249	$(1,926)	$(84,388)	$(97,105)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(4,033)	31,223		$15,560	30,874
Amounts allocated to unvested restricted shares	77	(598)		(329)	(653)
Amounts available to common stockholders	(3,956)	30,625	$(0.13)	15,231	30,221	$0.50
Diluted:
Amounts allocated to unvested restricted shares	(77)	598		329	653
Non participating share units	—	—		—	205
Stock options added under the treasury stock method	—	—		—	357
Amounts reallocated to unvested restricted shares	77	(598)		(323)	(653)
Amounts available to stockholders and assumed conversions	$(3,956)	30,625	$(0.13)	$15,237	30,783	$0.49

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$27,941	31,151		$111,048	30,809
Amounts allocated to unvested restricted shares	(541)	(603)		(2,422)	(672)
Amounts available to common stockholders	27,400	30,548	$0.90	108,626	30,137	$3.60
Diluted:
Amounts allocated to unvested restricted shares	541	603		2,422	672
Non participating share units	—	175		—	208
Stock options added under the treasury stock method	—	283		—	212
Amounts reallocated to unvested restricted shares	(533)	(603)		(2,390)	(672)
Amounts available to stockholders and assumed conversions	$27,408	31,006	$0.88	$108,658	30,557	$3.56

6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017				December 31, 2016
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$500,000	$(14,173)	$(14,793)	$471,034	$1,278,000	$(34,085)	$(31,662)	$1,212,253
Euro Tranche	281,005	—	(3,795)	277,210	—	—	—	—
10.5% Senior Notes	440,000	(13,710)	(14,889)	411,401	440,000	(15,038)	(16,329)	408,633
7.0% Senior Notes	400,000	—	(7,593)	392,407	—	—	—	—
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	146,451	—	(215)	146,236	115,854	—	(257)	115,597
Capital lease obligation	2,339	—	—	2,339	3,042	—	—	3,042
Total debt	1,769,795	(27,883)	(41,285)	1,700,627	1,836,896	(49,123)	(48,248)	1,739,525
Less current portion of total debt	33,553	—	—	33,553	41,825	—	—	41,825
Long-term debt	$1,736,242	$(27,883)	$(41,285)	$1,667,074	$1,795,071	$(49,123)	$(48,248)	$1,697,700

Senior Secured Term Loan Facility. In January 2016, we entered into a senior secured term loan facility (the “Term Loan Facility”) pursuant to which Kraton Polymers LLC (the “U.S. Term Loan Borrower”) made U.S. dollar denominated term loan borrowings in an aggregate principal amount of $1,350.0 million (the “USD Tranche”). On August 16, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Credit Amendment”) pursuant to which Kraton Polymers Holdings B.V., a wholly-owned Dutch subsidiary of Kraton Corporation (the “Euro Term Loan Borrower” and, together with the U.S. Term Loan Borrower, the “Term Loan Borrowers”), borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million (the “Euro Tranche”), or $305.0 million (converted at the August 16, 2017 exchange rate). The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down $366.0 million of the outstanding borrowings under the USD Tranche. As of September 30, 2017, we had $500.0 million in borrowings under the USD Tranche and €238.0 million, or $281.0 million (converted at the September 30, 2017 exchange rate), in borrowings under the Euro Tranche. The outstanding borrowings under the USD Tranche also reflect prepayments in the amount of $72.0 million during the three months ended March 31, 2016 using proceeds received from the sale of our compounding business, and a prepayment in the amount of $392.0 million during the three months ended March 31, 2017, using the proceeds received in connection with the offering of the 7.0% Senior Notes (see below description of borrowings).
The maturity date of the Term Loan Facility is January 6, 2022. Subject to compliance with certain covenants and other conditions, contained within the Credit Agreement, the Term Loan Borrowers have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio.
Borrowings under the USD Tranche bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. Pursuant to the Fourth Amendment, the applicable margins for adjusted LIBOR rate and alternate base rate borrowings under the USD Tranche were decreased from 4.0% to 3.0% for adjusted LIBOR rate borrowings and 3.0% to 2.0% for alternate base rate borrowings, respectively. Borrowings under the Euro Tranche bear interest at an adjusted EURIBOR rate (subject to a 0.75% floor) determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements plus 2.5%. We are also required to pay customary agency fees in connection with the Term Loan Facility. As of the date of this filing, the effective interest rate for the USD Tranche is LIBOR plus 3.0% and the effective interest rate for the Euro Tranche is 3.25%.

Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR or EURIBOR loans and other than a 1.0% of the Term Loan Facility. Pursuant to the Fourth Amendment, the period during which such prepayment premium may be required under each of the Euro Tranche and the USD Tranche was reset until six months after the effective date of the Fourth Amendment. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The USD Tranche is guaranteed by Kraton Corporation and certain of our wholly-owned domestic subsidiaries (the “U.S. Term Loan Guarantors”). The Euro Tranche is guaranteed by each of the U.S. Term Loan Guarantors, the U.S. Term Loan Borrower and certain other Dutch subsidiaries of Kraton Corporation (the “Dutch Term Loan Guarantors”), including those Dutch subsidiaries that are also either a borrower or a guarantor under the Euro tranche facility under the ABL Facility.
The obligations under the Term Loan Facility are secured, subject to certain exceptions, by (i) a first-lien pledge of 100% of the equity interests held by Kraton Corporation, the U.S. Term Loan Borrower and the other U.S. Term Loan Guarantors in their respective first-tier domestic subsidiaries and 65% of the equity interests directly held by such entities in their first-tier foreign subsidiaries, (ii) a first-priority security interest in substantially all tangible and intangible assets of Kraton Corporation, the U.S. Term Loan Borrower and the other U.S. Term Loan Guarantors, other than the ABL Priority Collateral (as defined below), and (iii) a perfected second-priority security interest in all of the ABL Priority Collateral. The Euro Tranche is also secured by a first-lien pledge of 100% of the equity interests in the Euro Term Loan Borrower and the Dutch Term Loan Guarantors and a first-lien pledge of any intercompany notes or instruments evidencing intercompany indebtedness owed to the Euro Term Loan Borrower or the guarantors of the Euro Tranche that are not U.S. Term Loan Guarantors.
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
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year. We made the first interest payment on July 15, 2017. Prior to April 15, 2020, we may redeem up to 40.0% of the aggregate principal amount of the 7.0% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.0% Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to April 15, 2020, we may redeem some or all of the 7.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date and a “make-whole” premium. On and after April 15, 2020, 2021, and 2022 and thereafter, we may redeem all or a part of the 7.0% Senior Notes for 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of September 30, 2017. Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.

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
All of the obligations under the ABL Facility are guaranteed by Kraton Corporation and certain of our wholly-owned domestic subsidiaries (the “ABL U.S. Guarantors”). Certain foreign obligations under the ABL Facility are also guaranteed by certain other wholly-owned subsidiaries of Kraton Corporation (the “ABL Dutch Guarantors”). In connection with the Fourth Amendment, on August 16, 2017, we entered into a First Amendment and Consent to the ABL Facility (the “ABL Amendment). The ABL Amendment provides, among other things, that any foreign subsidiary of Kraton Corporation that becomes a guarantor under the Euro Tranche will also become a guarantor under the Euro tranche facility of the ABL Facility.
All obligations under the ABL Facility are secured, subject to certain exceptions, by (i) a first-priority security interest in, among other things, accounts, inventory and cash of the ABL U.S. Guarantors (the “ABL Priority Collateral”), and (ii) a perfected second-priority security interest in substantially all tangible and intangible assets of the ABL U.S. Guarantors that are not ABL Priority Collateral. Certain foreign obligations under the ABL Facility are also secured, subject to certain exceptions, by, a first priority security interest in, among other things, accounts, inventory and cash of the ABL Dutch Guarantors.
The ABL Facility contains a number of customary affirmative and negative covenants, including a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if borrowing availability under the ABL Facility is below a specified amount. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC entered into a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.2 million (converted at the September 30, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.3 million (converted at the September 30, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.9 million (converted at the September 30, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2017, NTD 4.4 billion, or $146.5 million (converted at the September 30, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments. The first installment payment was made on July 17, 2017 and each subsequent payment will be due every six months thereafter. The first five installments will be in an amount equal to 10% of the outstanding principal amount and the final installment will be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and nine months ended September 30, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.

The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0:1.0 in 2017 and 1.2:1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. Due to a waiver received from the majority of lenders we are no longer subject to the 2017 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.
Debt Issuance Costs. We capitalize the debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt. In connection with our January 2017 repricing of our USD Tranche and our offering of 7.0% Senior Notes in March 2017, we deferred $2.0 million and $7.8 million of debt issuance costs, respectively. In connection with our August 2017 repricing of our USD Tranche and borrowings under our Euro Tranche, we deferred $1.3 million and $3.9 million of debt issuance costs, respectively. We recorded a $33.7 million loss on extinguishment of debt related to previously capitalized deferred financing costs and original issue discount on our Term Loan Facility in connection with our $758.0 million pay down of our Term Loan Facility during the nine months ended September 30, 2017.
We had net debt issuance cost of $45.1 million as of September 30, 2017, of which $3.8 million related to our ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $41.3 million is recorded as a reduction to long-term debt. We amortized $1.9 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $6.3 million and $5.3 million during the nine months ended September 30, 2017 and 2016, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2017, are as follows:

Principal Payments
(In thousands)
October 1, 2017 through September 30, 2018	$33,553
October 1, 2018 through September 30, 2019	32,816
October 1, 2019 through September 30, 2020	81,538
October 1, 2020 through September 30, 2021	188
October 1, 2021 through September 30, 2022	781,204
Thereafter	840,496
Total debt	$1,769,795
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$587	$—	$587	$—
Derivative asset – noncurrent	Other long-term assets	1,371	—	1,371	—
Retirement plan asset – noncurrent	Other long-term asset	2,412	2,412	—	—
Total		$4,370	$2,412	$1,958	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$243	$—	$243	$—
Derivative asset – noncurrent	Other long-term assets	568	—	568	—
Retirement plan asset – noncurrent	Other long-term assets	1,894	1,894	—	—
Total		$2,705	$1,894	$811	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$500,000	$505,940	$1,278,000	$1,293,975
Euro Tranche (significant other observable inputs – level 2)	$281,005	$285,571	$—	$—
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$504,975	$440,000	$501,600
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$430,060	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$2,339	$2,339	$3,042	$3,042
KFPC Loan Agreement (significant unobservable inputs – level 3)	$146,451	$146,451	$115,854	$115,854
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. We exited out of $8.4 million, $31.0 million, $57.2 million, $308.8 million, and $20.0 million of our interest rate swaps on March 24, 2017, March 31, 2017, June 30, 2017, August 31, 2017, and September 29, 2017, respectively. As a result, at September 30, 2017 the total notional value of our interest rate swaps was $500.0 million. We recorded an unrealized gain of $1.1 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, and an unrealized loss of $8.0 million during the nine months ended September 30, 2016, in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $2.2 million and a loss of $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $0.9 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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
8. Restructuring Charges
During the three months ended March 31, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We recorded $1.0 million of severance, all of which was paid during the three months ended March 31, 2017 and which was primarily recorded in cost of goods sold.

9. Income Taxes
Income tax provision was a benefit of $2.2 million and an expense $2.2 million for the three months ended September 30, 2017 and 2016, respectively. Income tax provision was an expense of $2.9 million and a benefit $83.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 30.9% and 12.9% for the three months ended September 30, 2017 and 2016, respectively, and 11.3% for the nine months ended September 30, 2017. Given the level of our pre-tax book income for the nine months ended September 30, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the nine months ended September 30, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the nine months ended September 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income taxes at the statutory rate	$2,455	$(5,964)	$(8,985)	$(9,181)
State taxes, net of federal benefit	25	(1,114)	117	(521)
Foreign tax rate differential	(3,403)	2,436	2,263	6,018
Permanent differences	1,464	2,934	3,190	265
Uncertain tax positions	1,821	(292)	666	(928)
Valuation allowance	13	(176)	330	87,404
Return to provision adjustments	(512)	(33)	(509)	(33)
Other	302	11	21	—
Income tax benefit (expense)	$2,165	$(2,198)	$(2,907)	$83,024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income taxes at the statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.4)	(6.5)	0.5	(2.0)
Foreign tax rate differential	48.5	14.3	8.8	22.9
Permanent differences	(20.9)	17.2	12.4	1.0
Uncertain tax positions	(26.0)	(1.7)	2.6	(3.5)
Valuation allowance	(0.2)	(1.0)	1.3	333.2
Return to provision adjustments	7.3	(0.2)	(2.0)	(0.1)
Other	(4.2)	—	0.1	—
Effective tax rate	(30.9)%	(12.9)%	(11.3)%	316.5%

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
As of September 30, 2017 and December 31, 2016, we recorded a valuation allowance of $44.4 million and $44.7 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We did not have a material change in our valuation allowances for the three months ended September 30, 2017. During the nine months ended September 30, 2016, we released $56.2 million of the valuation allowances, of which $87.4 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.2 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition.
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
As of September 30, 2017 and December 31, 2016, we had total unrecognized tax benefits of $24.4 million and $24.5 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and nine months ended September 30, 2017, we had a decrease of $1.5 million and $0.1 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. During the three and nine months ended September 30, 2016, we had a decrease in uncertain tax positions of $2.5 million and an increase of $6.8 million primarily related to assumed uncertain tax positions in the U.S. in connection with the Arizona Chemical Acquisition. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
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
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$7.0 million, or $2.2 million (converted at the September 30, 2017 exchange rate). We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
As previously disclosed, on October 6, 2014, Taiwan-based LCY Chemical Corporation (“LCY”) filed a lawsuit against us in connection with our refusal to pay the $25.0 million termination fee upon a termination of the definitive agreement governing Kraton's combination with the SBC operations of LCY. On July 23, 2015, LCY's lawsuit was dismissed from the Delaware federal court on jurisdictional grounds. The statute of limitations governing LCY's claim under Delaware law expired in August 2017, and LCY is time-barred from reasserting its claim. Kraton did not incur any material adverse effect upon our financial position, results of operations or cash flows from the ultimate outcome of this matter.

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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Beginning balance	$8,863	$10,078
Obligations assumed in Arizona Chemical Acquisition	—	1,908
Additional accruals	439	2,146
Accretion expense	241	303
Obligations settled	(3,065)	(3,780)
Foreign currency translation, net	484	138
Ending Balance	$6,962	$10,793
For a portion of our asset retirement obligations related to the decommissioning of the coal boilers at our Belpre, Ohio, facility, we have recorded a liability and corresponding receivable of $1.4 million and $3.8 million as of September 30, 2017 and 2016, respectively, pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemicals.
(c) Environmental Obligations.
As of September 30, 2017 and 2016, we have recorded an environment obligation and corresponding receivable of $3.3 million and $3.1 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
There have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.
11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$799	$695	$771	$566	$2,399	$1,998	$2,518	$1,642
Interest cost	1,832	718	1,828	632	5,494	2,093	5,514	2,264
Expected return on plan assets	(2,351)	(811)	(2,344)	(698)	(7,052)	(2,371)	(7,011)	(2,593)
Amortization of prior service cost	905	55	648	5	2,715	160	2,048	17
Net periodic benefit cost	$1,185	$657	$903	$505	$3,556	$1,880	$3,069	$1,330
We made contributions of $10.1 million and $4.5 million to our pension plans in the nine months ended September 30, 2017 and 2016, respectively.

The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$130	$135	$420	$405
Interest cost	348	350	1,028	1,050
Amortization of prior service cost	150	153	450	458
Net periodic benefit cost	$628	$638	$1,898	$1,913
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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$314,159	$196,788	$510,947	$272,970	$181,173	$454,143
Cost of goods sold	247,426	134,802	382,228	195,962	122,925	318,887
Gross profit	66,733	61,986	128,719	77,008	58,248	135,256
Operating expenses:
Research and development	7,347	2,978	10,325	6,920	2,773	9,693
Selling, general, and administrative	24,242	18,337	42,579	26,383	16,386	42,769
Depreciation and amortization	17,342	16,965	34,307	14,977	17,000	31,977
Operating income	$17,802	$23,706	41,508	$28,728	$22,089	50,817
Loss on extinguishment of debt			(15,632)			—
Earnings of unconsolidated joint venture			125			94
Interest expense, net			(33,017)			(33,870)
Income (loss) before income taxes			$(7,016)			$17,041

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical(1)	Total
	(In thousands)
Revenue	$920,225	$574,167	$1,494,392	$786,132	$542,583	$1,328,715
Cost of goods sold	679,133	395,918	1,075,051	576,358	391,386	967,744
Gross profit	241,092	178,249	419,341	209,774	151,197	360,971
Operating expenses:
Research and development	21,690	8,739	30,429	22,008	8,375	30,383
Selling, general, and administrative	73,391	51,045	124,436	82,631	53,214	135,845
Depreciation and amortization	50,439	51,601	102,040	45,199	48,714	93,913
Operating income	$95,572	$66,864	162,436	$59,936	$40,894	100,830
Disposition and exit of business activities			—			40,001
Loss on extinguishment of debt			(35,370)			(13,423)
Earnings of unconsolidated joint venture			370			274
Interest expense, net			(101,766)			(101,450)
Income before income taxes			$25,670			$26,232
 ____________________________________________________
(1) Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories.
The following table presents long-lived assets including goodwill and total assets.

	September 30, 2017			December 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$559,170	$383,664	$942,834	$548,994	$357,728	$906,722
Investment in unconsolidated joint venture	$12,098	$—	$12,098	$11,195	$—	$11,195
Goodwill	$—	$773,635	$773,635	$—	$770,012	$770,012
Total assets	$1,168,577	$1,824,029	$2,992,606	$1,127,273	$1,779,372	$2,906,645
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenue:
United States	$184,374	$177,170	$536,122	$508,522
Germany	53,535	43,782	155,640	132,068
All other countries	273,038	233,191	802,630	688,125
	$510,947	$454,143	$1,494,392	$1,328,715
Following is a summary of long-lived assets by geographic region:

	September 30, 2017	December 31, 2016
	(In thousands)
Long-lived assets, at cost:
United States	$834,203	$789,067
Taiwan	178,452	167,907
France	131,346	117,965
Brazil	84,373	73,017
Germany	70,946	60,568
All other countries	149,174	109,616
	$1,448,494	$1,318,140

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $37.4 million and $35.4 million during the nine months ended September 30, 2017 and 2016, respectively, and capital expenditures for our Chemical segment were $34.2 million and $27.5 million during the nine months ended September 30, 2017 and 2016, respectively.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our “Due to related party” liability on the Condensed Consolidated Balance Sheets is related to this joint venture and purchases from the joint venture amounted to $8.4 million and $8.3 million for the three months ended September 30, 2017 and 2016, respectively, and $28.9 million and $22.2 million for the nine months ended September 30, 2017 and 2016, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our total purchases during the three and nine months ended September 30, 2017 were $4.8 million and $8.9 million, respectively, and our outstanding payables was $2.1 million as of September 30, 2017. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.
In 2015, a former board member was appointed the Chief Executive Officer of Jacobs Engineering Group, Inc. (“Jacobs”) which has historically supplied site maintenance and engineering services for our Belpre, Ohio, facility. This board member resigned from our board in May 2017. Our total purchases from Jacobs amounted to $2.5 million and $3.4 million during the three months ended September 30, 2017 and 2016, respectively, and were $8.6 million and $8.5 million during the the nine months ended September 30, 2017 and 2016, respectively, and our outstanding payable was $0.2 million as of September 30, 2017.

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
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2017 and December 31, 2016 for KFPC before intercompany eliminations. See Note 6 Long-Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	September 30, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$9,811	$14,150
Other current assets	21,899	13,385
Property, plant, and equipment, net	171,796	167,579
Intangible assets	9,529	9,403
Other long-term assets	10,954	2,495
Total assets	$223,989	$207,012

Current portion of long-term debt	$32,545	$11,585
Current liabilities	19,597	26,743
Long-term debt	113,691	104,012
Total liabilities	$165,833	$142,340
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

KRATON CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017
(Unaudited)
(In thousands, except par value)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,903	$4,514	$82,701	$—	$89,118
Receivables, net of allowances	—	1,084	106,007	146,346	—	253,437
Inventories of products	—	89	188,728	174,014	—	362,831
Inventories of materials and supplies	—	—	13,890	10,942	—	24,832
Prepaid expenses	—	4,993	20,556	10,799	—	36,348
Other current assets	—	1,281	5,879	38,833	—	45,993
Total current assets	—	9,350	339,574	463,635	—	812,559
Property, plant, and equipment, less accumulated depreciation	—	20,955	461,777	460,102	—	942,834
Goodwill	—	—	740,390	33,245	—	773,635
Intangible assets, less accumulated amortization	—	28,909	327,531	60,307	—	416,747
Investment in consolidated subsidiaries	652,395	894,752	—	—	(1,547,147)	—
Investment in unconsolidated joint venture	—	813	—	11,285	—	12,098
Debt issuance costs	—	—	2,633	—	—	2,633
Deferred income taxes	—	213	—	8,553	—	8,766
Other long-term assets	—	910,871	238,716	839,392	(1,965,645)	23,334
Total assets	$652,395	$1,865,863	$2,110,621	$1,876,519	$(3,512,792)	$2,992,606
LIABILITIES AND STOCKHOLDERS' AND MEMBER'S EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,009	$32,544	$—	$33,553
Accounts payable-trade	—	1,823	72,878	81,725	—	156,426
Other payables and accruals	—	43,832	43,285	64,739	—	151,856
Due to related party	—	—	—	16,045	—	16,045
Total current liabilities	—	45,655	117,172	195,053	—	357,880
Long-term debt, net of current portion	—	1,274,842	1,330	390,902	—	1,667,074
Deferred income taxes	—	(106,969)	277,893	44,221	—	215,145
Other long-term liabilities	—	258	1,261,509	872,017	(1,965,645)	168,139
Total liabilities	—	1,213,786	1,657,904	1,502,193	(1,965,645)	2,408,238
Commitments and contingencies (note 10)
Stockholders' and member's equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—	—	—	—	—
Common stock, $0.01 par value; 500,000 shares authorized	313	—	—	—	—	313
Additional paid in capital	369,702	—	—	—	—	369,702
Member's equity	—	652,395	519,466	375,286	(1,547,147)	—
Retained earnings	282,380	—	—	—	—	282,380
Accumulated other comprehensive loss	—	(318)	(66,749)	(30,038)	—	(97,105)
Kraton Corporation stockholders' and member's equity	652,395	652,077	452,717	345,248	(1,547,147)	555,290
Noncontrolling interest	—	—	—	29,078	—	29,078
Total stockholders' and member's equity	652,395	652,077	452,717	374,326	(1,547,147)	584,368
Total liabilities and stockholders' and member's equity	$652,395	$1,865,863	$2,110,621	$1,876,519	$(3,512,792)	$2,992,606

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

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$277,964	$381,147	$(148,164)	$510,947
Cost of goods sold	—	4,257	219,541	306,594	(148,164)	382,228
Gross profit (loss)	—	(4,257)	58,423	74,553	—	128,719
Operating expenses:
Research and development	—	4,020	2,503	3,802	—	10,325
Selling, general, and administrative	—	18,636	11,838	12,105	—	42,579
Depreciation and amortization	—	5,580	18,209	10,518	—	34,307
Other (income) expense	—	(26,894)	(18,355)	45,249	—	—
Operating income (loss)	—	(5,599)	44,228	2,879	—	41,508
Loss on extinguishment of debt	—	(15,632)	—	—	—	(15,632)
Earnings (loss) in consolidated subsidiaries	(4,851)	16,926	—	—	(12,075)	—
Earnings of unconsolidated joint venture	—	—	—	125	—	125
Interest expense, net	—	(2,328)	(28,757)	(1,932)	—	(33,017)
Income (loss) before income taxes	(4,851)	(6,633)	15,471	1,072	(12,075)	(7,016)
Income tax benefit (expense)	—	1,782	1,660	(1,277)	—	2,165
Consolidated net income (loss)	(4,851)	(4,851)	17,131	(205)	(12,075)	(4,851)
Net loss attributable to noncontrolling interest	—	—	—	818	—	818
Net income (loss) attributable to Kraton	$(4,851)	$(4,851)	$17,131	$613	$(12,075)	$(4,033)

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$227,916	$268,179	$(41,952)	$454,143
Cost of goods sold	—	(2,090)	150,426	212,503	(41,952)	318,887
Gross profit	—	2,090	77,490	55,676	—	135,256
Operating expenses:
Research and development	—	3,661	2,432	3,600	—	9,693
Selling, general, and administrative	—	36,277	(3,220)	9,712	—	42,769
Depreciation and amortization	—	5,610	19,818	6,549	—	31,977
Other (income) expense	—	(70,969)	29,124	41,845	—	—
Operating income (loss)	—	27,511	29,336	(6,030)	—	50,817
Earnings in consolidated subsidiaries	14,843	21,259	—	—	(36,102)	—
Earnings of unconsolidated joint venture	—	—	—	94	—	94
Interest income (expense), net	—	(34,163)	(60)	353	—	(33,870)
Income (loss) before income taxes	14,843	14,607	29,276	(5,583)	(36,102)	17,041
Income tax benefit (expense)	—	236	288	(2,722)	—	(2,198)
Consolidated net income (loss)	14,843	14,843	29,564	(8,305)	(36,102)	14,843
Net loss attributable to noncontrolling interest	—	—	—	717	—	717
Net income (loss) attributable to Kraton	$14,843	$14,843	$29,564	$(7,588)	$(36,102)	$15,560

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$826,753	$1,094,397	$(426,758)	$1,494,392
Cost of goods sold	—	173	610,728	890,908	(426,758)	1,075,051
Gross profit (loss)	—	(173)	216,025	203,489	—	419,341
Operating expenses:
Research and development	—	11,588	7,650	11,191	—	30,429
Selling, general, and administrative	—	50,893	35,770	37,773	—	124,436
Depreciation and amortization	—	16,721	55,199	30,120	—	102,040
Other (income) expense	—	(73,860)	(66)	73,926	—	—
Operating income (loss)	—	(5,515)	117,472	50,479	—	162,436
Loss on extinguishment of debt	—	(35,370)	—	—	—	(35,370)
Earnings in consolidated subsidiaries	22,763	77,296	—	—	(100,059)	—
Earnings of unconsolidated joint venture	—	—	—	370	—	370
Interest expense, net	—	(16,703)	(83,055)	(2,008)	—	(101,766)
Income before income taxes	22,763	19,708	34,417	48,841	(100,059)	25,670
Income tax benefit (expense)	—	3,055	698	(6,660)	—	(2,907)
Consolidated net income	22,763	22,763	35,115	42,181	(100,059)	22,763
Net loss attributable to noncontrolling interest	—	—	—	5,178	—	5,178
Net income attributable to Kraton	$22,763	$22,763	$35,115	$47,359	$(100,059)	$27,941

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue	$—	$—	$658,995	$788,826	$(119,106)	$1,328,715
Cost of goods sold	—	(1,519)	462,311	626,058	(119,106)	967,744
Gross profit	—	1,519	196,684	162,768	—	360,971
Operating expenses:
Research and development	—	11,259	7,864	11,260	—	30,383
Selling, general, and administrative	—	77,720	23,550	34,575	—	135,845
Depreciation and amortization	—	16,811	58,691	18,411	—	93,913
Other (income) expense	—	(119,947)	53,682	66,265	—	—
Operating income	—	15,676	52,897	32,257	—	100,830
Disposition and exit of business activities	—	—	36,821	3,180	—	40,001
Loss on extinguishment of debt	—	(13,423)	—	—	—	(13,423)
Earnings in consolidated subsidiaries	109,256	121,262	—	—	(230,518)	—
Earnings of unconsolidated joint venture	—	—	—	274	—	274
Interest income (expense), net	—	(101,521)	(952)	1,023	—	(101,450)
Income before income taxes	109,256	21,994	88,766	36,734	(230,518)	26,232
Income tax benefit (expense)	—	87,262	(2,071)	(2,167)	—	83,024
Consolidated net income	109,256	109,256	86,695	34,567	(230,518)	109,256
Net loss attributable to noncontrolling interest	—	—	—	1,792	—	1,792
Net income attributable to Kraton	$109,256	$109,256	$86,695	$36,359	$(230,518)	$111,048

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$(4,851)	$(4,851)	$17,131	$613	$(12,075)	$(4,033)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	18,910	—	18,910
Unrealized loss on cash flow hedges, net of tax	—	(239)	—	—	—	(239)
Reclassification of loss on cash flow hedge	—	920	—	—	—	920
Other comprehensive income, net of tax	—	681	—	18,910	—	19,591
Comprehensive income (loss) attributable to Kraton	(4,851)	(4,170)	17,131	19,523	(12,075)	15,558
Comprehensive loss attributable to noncontrolling interest	—	—	—	(787)	—	(787)
Consolidated comprehensive income (loss)	$(4,851)	$(4,170)	$17,131	$18,736	$(12,075)	$14,771

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss) attributable to Kraton	$14,843	$14,843	$29,564	$(7,588)	$(36,102)	$15,560
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	3,994	—	3,994
Unrealized loss on cash flow hedges, net of tax	—	(21)	—	(27)	—	(48)
Other comprehensive income (loss), net of tax	—	(21)	—	3,967	—	3,946
Comprehensive income (loss) attributable to Kraton	14,843	14,822	29,564	(3,621)	(36,102)	19,506
Comprehensive loss attributable to noncontrolling interest	—	—	—	339	—	339
Consolidated comprehensive income (loss)	$14,843	$14,822	$29,564	$(3,282)	$(36,102)	$19,845

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Nine Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$22,763	$22,763	$35,115	$47,359	$(100,059)	$27,941
Other comprehensive income:
Foreign currency translation adjustments, net of tax	—	—	—	60,691	—	60,691
Unrealized loss on cash flow hedges, net of tax	—	(145)	—	—	—	(145)
Reclassification of loss on cash flow hedge	—	879	—	—	—	879
Other comprehensive income, net of tax	—	734	—	60,691	—	61,425
Comprehensive income attributable to Kraton	22,763	23,497	35,115	108,050	(100,059)	89,366
Comprehensive loss attributable to noncontrolling interest	—	—	—	(3,258)	—	(3,258)
Consolidated comprehensive income	$22,763	$23,497	$35,115	$104,792	$(100,059)	$86,108

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income attributable to Kraton	$109,256	$109,256	$86,695	$36,359	$(230,518)	$111,048
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	—	—	—	27,311	—	27,311
Unrealized loss on cash flow hedges, net of tax	—	(5,293)	—	(61)	—	(5,354)
Other comprehensive income (loss), net of tax	—	(5,293)	—	27,250	—	21,957
Comprehensive income attributable to Kraton	109,256	103,963	86,695	63,609	(230,518)	133,005
Comprehensive loss attributable to noncontrolling interest	—	—	—	(199)	—	(199)
Consolidated comprehensive income	$109,256	$103,963	$86,695	$63,410	$(230,518)	$132,806

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2017
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by operating activities	$—	$3,202	$83,812	$48,435	$—	$135,449
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	44,961	—	—	(44,961)	—
Kraton purchase of property, plant and equipment	—	(2,943)	(39,904)	(28,748)	—	(71,595)
KFPC purchase of property, plant and equipment	—	—	—	(11,790)	—	(11,790)
Purchase of software and other intangibles	—	(3,956)	(147)	(856)	—	(4,959)
Net cash provided by (used in) investing activities	—	38,062	(40,051)	(41,394)	(44,961)	(88,344)
Cash flows used in financing activities:
Proceeds from debt	—	399,350	32,797	307,020	—	739,167
Repayments of debt	—	(778,000)	(32,797)	(26,215)	—	(837,012)
KFPC proceeds from debt	—	—	—	39,898	—	39,898
KFPC repayments of debt	—	—	—	(16,244)	—	(16,244)
Capital lease payments	—	—	(703)	—	—	(703)
Purchase of treasury stock	(2,297)	—	—	—	—	(2,297)
Cash contributions from member	—	(2,297)	—	(351,324)	353,621	—
Cash distributions to member	(657)	354,278	—	—	(353,621)	—
Proceeds from the exercise of stock options	2,954	—	—	—	—	2,954
Settlement of interest rate swap	—	(879)	—	—	—	(879)
Settlement of foreign currency hedges	—	(716)	—	—	—	(716)
Debt issuance costs	—	(11,311)	—	(2,618)	—	(13,929)
Payments on intercompany loans	—	—	(44,824)	(137)	44,961	—
Net cash used in financing activities	—	(39,575)	(45,527)	(49,620)	44,961	(89,761)
Effect of exchange rate differences on cash	—	—	—	10,025	—	10,025
Net increase (decrease) in cash and cash equivalents	—	1,689	(1,766)	(32,554)	—	(32,631)
Cash and cash equivalents, beginning of period	—	214	6,280	115,255	—	121,749
Cash and cash equivalents, end of period	$—	$1,903	$4,514	$82,701	$—	$89,118

KRATON CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016
(Unaudited)
(In thousands)

	Kraton Corporation	Kraton Polymers LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$—	$(53,043)	$142,718	$36,454	$—	$126,129
Cash flows provided by (used in) investing activities:
Proceeds from intercompany loans	—	167,868	—	—	(167,868)	—
Kraton purchase of property, plant, and equipment	—	(2,253)	(38,082)	(22,550)	—	(62,885)
KFPC purchase of property, plant, and equipment	—	—	—	(16,995)	—	(16,995)
Purchase of software and other intangibles	—	(3,280)	(1,411)	—	—	(4,691)
Acquisition, net of cash acquired	—	(1,367,088)	11,590	43,393	—	(1,312,105)
Sale of assets	—	—	72,803	—	—	72,803
Net cash provided by (used in) investing activities	—	(1,204,753)	44,900	3,848	(167,868)	(1,323,873)
Cash flows provided by (used in) financing activities:
Proceeds from debt	—	1,732,890	50,075	—	—	1,782,965
Repayments of debt	—	(430,058)	(50,075)	—	—	(480,133)
KFPC proceeds from debt	—	—	—	24,368	—	24,368
Capital lease payments	—	—	(105)	—	—	(105)
Purchase of treasury stock	(967)	—	—	—	—	(967)
Cash contributions from member	—	(967)	—	—	967	—
Cash distributions to member	(1,658)	2,625	—	—	(967)	—
Proceeds from the exercise of stock options	2,625	—	—	—	—	2,625
Settlement of interest rate swap	—	—	(5,155)	—	—	(5,155)
Debt issuance costs	—	(53,929)	(3,717)	—	—	(57,646)
Payments on intercompany loans	—	—	(168,075)	207	167,868	—
Net cash provided by (used in) financing activities	—	1,250,561	(177,052)	24,575	167,868	1,265,952
Effect of exchange rate differences on cash	—	—	—	5,291	—	5,291
Net increase (decrease) in cash and cash equivalents	—	(7,235)	10,566	70,168	—	73,499
Cash and cash equivalents, beginning of period	—	7,256	11,595	51,198	—	70,049
Cash and cash equivalents, end of period	$—	$21	$22,161	$121,366	$—	$143,548

16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance, or industry results, to differ materially from historical results, any future results, or performance, or industry results expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), other engineered polymers, and value-added specialty products primarily derived from pine wood pulping co-products.
Polymer Segment
SBCs are highly-engineered synthetic elastomers that we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability. They are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving, roofing and footwear products. We also sell isoprene rubber and isoprene rubber latex, which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.”
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
Chemical Segment
We manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks into value-added specialty chemicals, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch. We further upgrade TOFA, TOR and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
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

	Cumulative through
	September 30, 2017	December 31, 2016

General and administrative synergies	$23,609	$17,663
Operational improvements	41,044	19,223
Cost reduction	40,690	31,338
	$105,343	$68,224
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
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by Geography:	(In thousands)
Americas	$215,893	$204,819	$626,818	$581,458
Europe, Middle East, and Africa	177,906	146,571	542,876	455,277
Asia Pacific	117,148	102,753	324,698	291,980
Total revenue	$510,947	$454,143	$1,494,392	$1,328,715
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased during both the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
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

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$510,947	$454,143	$1,494,392	$1,328,715
Cost of goods sold	382,228	318,887	1,075,051	967,744
Gross profit	128,719	135,256	419,341	360,971
Operating expenses:
Research and development	10,325	9,693	30,429	30,383
Selling, general, and administrative	42,579	42,769	124,436	135,845
Depreciation and amortization	34,307	31,977	102,040	93,913
Operating income	41,508	50,817	162,436	100,830
Disposition and exit of business activities	—	—	—	40,001
Loss on extinguishment of debt	(15,632)	—	(35,370)	(13,423)
Earnings of unconsolidated joint venture	125	94	370	274
Interest expense, net	(33,017)	(33,870)	(101,766)	(101,450)
Income (loss) before income taxes	(7,016)	17,041	25,670	26,232
Income tax benefit (expense)	2,165	(2,198)	(2,907)	83,024
Consolidated net income (loss)	(4,851)	14,843	22,763	109,256
Net loss attributable to noncontrolling interest	818	717	5,178	1,792
Net income (loss) attributable to Kraton	$(4,033)	$15,560	$27,941	$111,048
Earnings (loss) per common share:
Basic	$(0.13)	$0.50	$0.90	$3.60
Diluted	$(0.13)	$0.49	$0.88	$3.56
Weighted average common shares outstanding:
Basic	30,625	30,221	30,548	30,137
Diluted	30,625	30,783	31,006	30,557

Consolidated Results
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Revenue was $510.9 million for the three months ended September 30, 2017 compared to $454.1 million for the three months ended September 30, 2016, an increase of $56.8 million or 12.5%. Revenue for the Polymer segment increased $41.2 million and revenue for the Chemical segment increased $15.6 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $382.2 million for the three months ended September 30, 2017 compared to $318.9 million for the three months ended September 30, 2016, an increase of $63.3 million or 19.9%, primarily driven by higher average raw material costs, increased sales volumes, and a $7.8 million negative impact from changes in foreign currency.
Selling, general, and administrative expenses were $42.6 million for the three months ended September 30, 2017 compared to $42.8 million for the three months ended September 30, 2016. The $0.2 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs, partially offset by employee related costs.
Depreciation and amortization was $34.3 million for the three months ended September 30, 2017 compared to $32.0 million for the three months ended September 30, 2016. The increase of $2.3 million was primarily attributable to the start up of our manufacturing joint venture in Mailiao, Taiwan.
In August 2017, we borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million (the “Euro Tranche”), or $305.0 million (converted at the August 16, 2017 closing exchange rate). The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down $366.0 million of the outstanding borrowings under the U.S. dollar denominated term loan (the “USD Tranche”). The repayments were considered an extinguishment of indebtedness and accordingly we wrote off a pro-rata portion of previously capitalized deferred financing costs and original issue discount associated with the USD Tranche resulting in a loss on extinguishment of debt of $15.6 million for the three months ended September 30, 2017.
Income tax provision was a benefit of $2.2 million and an expense $2.2 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended September 30, 2017 was 30.9% and 12.9% for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended September 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net loss attributable to Kraton was $4.0 million or $0.13 per diluted share for the three months ended September 30, 2017, a decrease of $19.6 million compared to net income of $15.6 million or $0.49 per diluted share for the three months ended September 30, 2016. Adjusted diluted earnings per share (non-GAAP) was $1.51 for the three months ended September 30, 2017 compared to $0.63 for the three months ended September 30, 2016. See a reconciliation of generally accepted accounting principles (“GAAP”) diluted earnings per share to non-GAAP adjusted diluted earnings per share below.
Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Our operating results for the nine months ended September 30, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $1,494.4 million for the nine months ended September 30, 2017 compared to $1,328.7 million for the nine months ended September 30, 2016, an increase of $165.7 million or 12.5%. Revenue for our Polymer segment increased $134.1 million and our revenue for the Chemical segment increased $31.6 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,075.1 million for the nine months ended September 30, 2017 compared to $967.7 million for the nine months ended September 30, 2016, an increase of $107.3 million or 11.1%. The increase was primarily driven by higher average raw material costs and sales volumes, partially offset by the $24.7 million of higher costs of goods sold in 2016 related to the fair value adjustment in purchase accounting for inventory.
Selling, general, and administrative expenses were $124.4 million for the nine months ended September 30, 2017 compared to $135.8 million for the nine months ended September 30, 2016. The $11.4 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs, partially offset by employee related costs.
Depreciation and amortization was $102.0 million for the nine months ended September 30, 2017 compared to $93.9 million for the nine months ended September 30, 2016. The increase of $8.1 million was primarily attributable to the start up of the manufacturing joint venture in Mailiao, Taiwan.

Disposition and exit of business activities was $40.0 million for the nine months ended September 30, 2016, which resulted from the sale of certain compounding assets, partially offset by the exit from our NEXARTM product line and the dissolution of our joint venture in Paulinia, Brazil.
In March 2017, we completed the issuance of $400.0 million 7.0% Senior Notes and in August 2017, we closed on the €260.0 million “Euro Tranche. We used the net proceeds from both transactions, along with available cash, to repay approximately $758.0 million of existing indebtedness under the USD Tranche. The repayment were considered an extinguishment of indebtedness and accordingly we wrote off a pro-rata portion of previously capitalized deferred financing costs and original issue discount associated with the USD Tranche resulting in the loss on extinguishment of $35.4 million for nine months ended September 30, 2017.
Income tax provision was an expense of $2.9 million and a benefit of $83.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the nine months ended September 30, 2017 was 11.3%. Given the level of our pre-tax book income for the nine months ended September 30, 2016 and the release of a significant portion of our valuation allowance, our effective tax rate for the nine months ended September 30, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the nine months ended September 30, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $27.9 million, or $0.88 per diluted share, for the nine months ended September 30, 2017, a decrease of $83.1 million compared to net income of $111.0 million, or $3.56 per diluted share, for the nine months ended September 30, 2016. Adjusted diluted earnings per share (non-GAAP) was $1.88 for the nine months ended September 30, 2017 compared to $2.07 for the nine months ended September 30, 2016. See a reconciliation of GAAP diluted earnings (loss) per share to non-GAAP adjusted diluted earnings per share below.

Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	(In thousands)
Performance Products	$175,968	$138,479	$508,820	$403,214
Specialty Polymers	94,313	89,107	285,712	256,197
Cariflex	43,031	45,303	124,433	126,513
Other	847	81	1,260	208
	$314,159	$272,970	$920,225	$786,132

Operating income	$17,802	$28,728	$95,572	$59,936
Adjusted EBITDA (non-GAAP)(1)	$77,363	$49,576	$172,233	$141,023
Adjusted EBITDA margin (non-GAAP)(2)	24.6%	18.2%	18.7%	17.9%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Revenue for the Polymer segment was $314.2 million for the three months ended September 30, 2017 compared to $273.0 million for the three months ended September 30, 2016. Sales volumes of 91.9 kilotons for the three months ended September 30, 2017 increased 6.9% compared to the three months ended September 30, 2016. Performance Products volumes increased 11.1%, Specialty Polymers volumes decreased 3.8% (excluding the effect of the sale of the compounding business, sales volumes would have been relatively flat), and Cariflex volumes decreased 1.3%. The positive effect from changes in currency exchange rates between the periods was $3.3 million.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $43.0 million for the three months ended September 30, 2017, compared to $45.3 million for the three months ended September 30, 2016.

•
Specialty Polymers revenue was $94.3 million for the three months ended September 30, 2017 compared to $89.1 million for the three months ended September 30, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs.

•
Performance Products revenue was $176.0 million for the three months ended September 30, 2017 compared to $138.5 million for the three months ended September 30, 2016. The increase was primarily driven by higher average selling prices driven by higher raw material costs and increased sales volumes.

For the three months ended September 30, 2017, the Polymer segment operating income was $17.8 million compared to $28.7 million for the three months ended September 30, 2016.
For the three months ended September 30, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $77.4 million compared to $49.6 million for the three months ended September 30, 2016. The increase was due to higher volumes and improved unit margins, primarily driven by higher selling prices. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Revenue for the Polymer segment was $920.2 million for the nine months ended September 30, 2017 compared to $786.1 million for the nine months ended September 30, 2016. Sales volumes of 258.1 kilotons for the nine months ended September 30, 2017 increased 2.9% compared to nine months ended September 30, 2016. Performance Products volumes increased 3.2%, Specialty Polymers volumes increased 2.5% (excluding the effect of the sale of the compounding business, sales volumes would have increased 5.4%), and Cariflex volumes increased 0.9%. The negative effect from changes in currency exchange rates between the periods was $3.4 million.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $124.4 million for the nine months ended September 30, 2017, compared to $126.5 million for the nine months ended September 30, 2016.

•
Specialty Polymers revenue was $285.7 million for the nine months ended September 30, 2017 compared to $256.2 million for the nine months ended September 30, 2016. The revenue increase was primarily driven by higher average selling prices resulting from higher raw material costs.

•
Performance Products revenue was $508.8 million for the nine months ended September 30, 2017 compared to $403.2 million for the nine months ended September 30, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs.

For the nine months ended September 30, 2017, the Polymer segment operating income was $95.6 million compared to $59.9 million for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $172.2 million compared to $141.0 million for the nine months ended September 30, 2016. The increase in Adjusted EBITDA was primarily due to improved unit margins, primarily driven by higher selling prices and the impact of cost reduction initiatives. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment
The following results of operations for the Chemical segment have been included in our consolidated results since January 6, 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	For the period January 6, 2016 through September 30, 2016
Revenue	(In thousands)
Adhesives	$64,159	$60,771	$192,796	$186,903
Performance Chemicals	106,280	96,244	304,877	284,597
Roads and Construction	12,940	13,778	38,579	40,845
Tires	13,409	10,380	37,915	30,238
	$196,788	$181,173	$574,167	$542,583

Operating income (loss)	$23,706	$22,089	$66,864	$40,894
Adjusted EBITDA (non-GAAP)(1)	$44,324	$41,498	$116,505	$135,888
Adjusted EBITDA margin (non-GAAP)(2)	22.5%	22.9%	20.3%	25.0%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Revenue for the Chemical segment was $196.8 million for the three months ended September 30, 2017 compared to $181.2 million for the three months ended September 30, 2016. Sales volumes were 107.8 kilotons for the three months ended September 30, 2017, an increase of 3.5 kilotons or 3.3%. Adhesives volumes increased 5.1%, Performance Chemicals volumes increased 2.7%, Roads and Construction volumes decreased 1.1%, and Tires volumes increased 12.3%. The positive effect from changes in currency exchange rates between the periods was $3.7 million.
With respect to revenue for the Chemical segment product groups:

•
Adhesives revenue was $64.2 million for the three months ended September 30, 2017 compared to $60.8 million for the three months ended September 30, 2016. The increase was primarily driven by improved sales volumes.

•
Performance Chemicals revenue was $106.3 million for the three months ended September 30, 2017 compared to $96.2 million for the three months ended September 30, 2016. The increase in revenue was primarily related to higher average selling prices.

•
Roads and Construction revenue was $12.9 million for the three months ended September 30, 2017 compared to $13.8 million for the three months ended September 30, 2016. The decrease in revenue was driven by lower average selling prices and lower sales volumes.

•
Tires revenue was $13.4 million for the three months ended September 30, 2017 compared to $10.4 million for the three months ended September 30, 2016. The increase in revenue was driven by higher average selling prices and improved sales volumes.

For the three months ended September 30, 2017, the Chemical segment operating income was $23.7 million compared $22.1 million for the three months ended September 30, 2016.
For the three months ended September 30, 2017, the Chemical segment generated $44.3 million of Adjusted EBITDA (non-GAAP) compared to $41.5 million for the three months ended September 30, 2016. The increase in Adjusted EBITDA reflects higher sales volumes and stable overall unit margins compared to 2016. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Revenue for the Chemical segment was $574.2 million for the nine months ended September 30, 2017 compared to $542.6 million for the nine months ended September 30, 2016. Sales volumes were 327.5 kilotons for the nine months ended September 30, 2017, an increase of 19.5 kilotons or 6.3%. Adhesives volumes increased 8.6%, Performance Chemicals volumes increased 5.6%, Roads and Construction volumes increased 0.4%, and Tires volumes increased 14.3%. The negative effect from changes in currency exchange rates between the periods was $1.6 million.
With respect to revenue for the Chemical segment product groups:

•
Adhesives revenue was $192.8 million for the nine months ended September 30, 2017 compared to $186.9 million for the nine months ended September 30, 2016. The increase was primarily driven by improved sales volumes.

•
Performance Chemicals revenue was $304.9 million for the nine months ended September 30, 2017 compared to $284.6 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher average selling prices and to a lesser extent improved sales volumes.

•
Roads and Construction revenue was $38.6 million for the nine months ended September 30, 2017 compared to $40.8 million for the nine months ended September 30, 2016. The decrease in revenue is primarily attributable to lower average selling prices.

•
Tires revenue was $37.9 million for the nine months ended September 30, 2017 compared to $30.2 million for the nine months ended September 30, 2016. The increase was driven by improved sales volumes and higher average selling prices.

For the nine months ended September 30, 2017, the Chemical segment operating income was $66.9 million compared to $40.9 million for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, the Chemical segment generated $116.5 million of Adjusted EBITDA (non-GAAP) compared to $135.9 million for the nine months ended September 30, 2016. The decrease in Adjusted EBITDA was primarily due to lower margins indicative of the impact of low-cost C5 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, which more than offset the increase in sales volumes. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
EBITDA(2)	$60,308	$82,888	$229,476	$221,595
Adjusted EBITDA(1) (3)	$121,687	$91,074	$288,738	$276,911
Adjusted Diluted Earnings Per Share(1)	$1.51	$0.63	$1.88	$2.07
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
We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(4,033)			$15,560
Net loss attributable to noncontrolling interest			(818)			(717)
Consolidated net income (loss)			(4,851)			14,843
Add (deduct):
Income tax expense (benefit)			(2,165)			2,198
Interest expense, net			33,017			33,870
Earnings of unconsolidated joint venture			(125)			(94)
Loss on extinguishment of debt			15,632			—
Operating income	$17,802	$23,706	41,508	$28,728	$22,089	50,817
Add (deduct):
Depreciation and amortization	17,342	16,965	34,307	14,977	17,000	31,977
Loss on extinguishment of debt	(15,632)	—	(15,632)	—	—	—
Earnings of unconsolidated joint venture	125	—	125	94	—	94
EBITDA	19,637	40,671	60,308	43,799	39,089	82,888
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	2,240	61	2,301	7,216	530	7,746
Loss on extinguishment of debt	15,632	—	15,632	—	—	—
Weather related costs (b)	760	1,320	2,080	—	—	—
KFPC startup costs (c)	2,424	—	2,424	1,421	—	1,421
Non-cash compensation expense	2,219	—	2,219	2,141	—	2,141
Spread between FIFO and ECRC	34,451	2,272	36,723	(5,001)	1,879	(3,122)
Adjusted EBITDA	$77,363	$44,324	$121,687	$49,576	$41,498	$91,074
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Costs related to Hurricane Harvey and Hurricane Irma.

(c)	Startup costs related to the joint venture company, KFPC.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$27,941			$111,048
Net loss attributable to noncontrolling interest			(5,178)			(1,792)
Consolidated net income			22,763			109,256
Add (deduct):
Income tax expense (benefit)			2,907			(83,024)
Interest expense, net			101,766			101,450
Earnings of unconsolidated joint venture			(370)			(274)
Loss on extinguishment of debt			35,370			13,423
Disposition and exit of business activities			—			(40,001)
Operating income	$95,572	$66,864	162,436	$59,936	$40,894	100,830
Add (deduct):
Depreciation and amortization	50,439	51,601	102,040	45,199	48,714	93,913
Disposition and exit of business activities	—	—	—	40,001	—	40,001
Loss on extinguishment of debt	(35,370)	—	(35,370)	(13,423)	—	(13,423)
Earnings of unconsolidated joint venture	370	—	370	274	—	274
EBITDA	111,011	118,465	229,476	131,987	89,608	221,595
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	11,493	(509)	10,984	19,255	7,773	27,028
Disposition and exit of business activities	—	—	—	(40,001)	—	(40,001)
Loss on extinguishment of debt	35,370	—	35,370	13,423	—	13,423
Effect of purchase price accounting on inventory valuation (b)	—	—	—	—	24,719	24,719
Weather related costs (c)	760	1,320	2,080	—	—	—
KFPC startup costs (d)	9,664	—	9,664	3,280	—	3,280
Non-cash compensation expense	7,366	—	7,366	7,272	—	7,272
Spread between FIFO and ECRC	(3,431)	(2,771)	(6,202)	5,807	13,788	19,595
Adjusted EBITDA	$172,233	$116,505	$288,738	$141,023	$135,888	$276,911
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(c)	Costs related to Hurricane Harvey and Hurricane Irma.

(d)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Diluted earnings (loss) per share	$(0.13)	$0.49	$0.88	$3.56
Transaction, acquisition related costs, restructuring, and other costs (a)	0.05	0.20	0.25	0.72
Disposition and exit of business activities	—	—	—	(0.82)
Loss on extinguishment of debt	0.32	—	0.72	0.28
Weather related costs (b)	0.04	—	0.04	—
Effect of purchase price accounting on inventory valuation (c)	—	—	—	0.63
KFPC startup costs (d)	0.04	0.02	0.16	0.04
Valuation allowance (e)	—	—	—	(2.77)
Spread between FIFO and ECRC	1.19	(0.08)	(0.17)	0.43
Adjusted diluted earnings per share (non-GAAP)	$1.51	$0.63	$1.88	$2.07
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Costs related to Hurricane Harvey and Hurricane Irma.

(c)	We had higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(d)	Startup costs related to the joint venture company, KFPC.

(e)	Reduction of income tax valuation allowance related to the assessment of our ability to utilize net operating losses in future periods.
Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES
Senior Secured Term Loan Facility. In January 2016, we entered into a senior secured term loan facility (the “Term Loan Facility”) pursuant to which Kraton Polymers LLC (the “U.S. Term Loan Borrower”) made U.S. dollar denominated term loan borrowings in an aggregate principal amount of $1,350.0 million. On August 16, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Credit Amendment”) pursuant to which Kraton Polymers Holdings B.V., a wholly-owned Dutch subsidiary of Kraton Corporation (the “Euro Term Loan Borrower” and, together with the U.S. Term Loan Borrower, the “Term Loan Borrowers”), borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million, or $305.0 million (converted at the August 16, 2017 closing exchange rate). The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down $366.0 million of the outstanding borrowings under the USD Tranche. As of September 30, 2017, we had $500.0 million in borrowings under the USD Tranche and €238.0 million, or $281.0 million (converted at the September 30, 2017 exchange rate), in borrowings under the Euro Tranche. The outstanding borrowings under the USD Tranche also reflect a prepayment in the amount of $72.0 million during the three months ended March 31, 2016 using proceeds received from the sale of compounding assets, a prepayment in the amount of $392.0 million during the three months ended March 31, 2017 with the proceeds received in connection with the offering of the 7.0% Senior Notes (see below description of borrowings).
The maturity date of the Term Loan Facility is January 6, 2022. Subject to compliance with certain covenants and other conditions, contained within the Credit Agreement, the Term Loan Borrowers have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio.
Borrowings under the USD Tranche bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. Pursuant to the Fourth Amendment, the applicable margins for adjusted LIBOR rate and alternate base rate borrowings under the USD Tranche were decreased from 4.0% to 3.0% for adjust LIBOR rate borrowings and 3.0% to 2.0% for alternate base rate borrowings, respectively. As of the date of this filing, the effective interest rate for the USD Tranche is LIBOR plus 3.0%. Borrowings under the Euro Tranche bear interest at an adjusted EURIBOR rate (subject to a 0.75% floor) determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements plus 2.50%. We are also required to pay customary agency fees in connection with the Term Loan Facility.
Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR or EURIBOR loans and other than a 1.0% premium in connection with certain repricing transactions consummated within a certain period of time after the closing or subsequent repricing of the Term Loan Facility. Pursuant to the Fourth Amendment, the period during which such prepayment premium may be required under each of the Euro Tranche and the USD Tranche was reset until six months after the effective date of the Fourth Amendment. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50.0% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25.0% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
The USD Tranche is guaranteed by Kraton Corporation and certain of our wholly-owned domestic subsidiaries (the “U.S. Term Loan Guarantors”). The Euro Tranche is guaranteed by each of the U.S. Term Loan Guarantors, the U.S. Term Loan Borrower and certain other Dutch subsidiaries of Kraton Corporation (the “Dutch Term Loan Guarantors”), including those Dutch subsidiaries that are also either a borrower or a guarantor under the Euro tranche facility under the ABL Facility.
The obligations under the Term Loan Facility are secured, subject to certain exceptions, by (i) a first-lien pledge of 100% of the equity interests held by Kraton Corporation, the U.S. Term Loan Borrower and the other U.S. Term Loan Guarantors in their respective first-tier domestic subsidiaries and 65% of the equity interests directly held by such entities in their first-tier foreign subsidiaries, (ii) a first-priority security interest in substantially all tangible and intangible assets of Kraton Corporation, the U.S. Term Loan Borrower and the other U.S. Term Loan Guarantors, other than the ABL Priority Collateral (as defined below), and (iii) a perfected second-priority security interest in all of the ABL Priority Collateral. The Euro Tranche is also secured by a first-lien pledge of 100% of the equity interests in the Euro Term Loan Borrower and the Dutch Term Loan Guarantors and a first-lien pledge of any intercompany notes or instruments evidencing intercompany indebtedness owed to the Euro Term Loan Borrower or the guarantors of the Euro Tranche that are not U.S. Term Loan Guarantors.

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
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year. We made the first interest payment on July 15, 2017. Prior to April 15, 2020, we may redeem up to 40.0% of the aggregate principal amount of the 7.0% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.0% Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to April 15, 2020, we may redeem some or all of the 7.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date and a “make-whole” premium. On and after April 15, 2020, 2021, and 2022 and thereafter, we may redeem all or a part of the 7.0% Senior Notes for 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of September 30, 2017. The ABL Facility is primarily secured by receivables and inventory, and borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
All of the obligations under the ABL Facility are guaranteed by Kraton Corporation and certain of our wholly-owned domestic subsidiaries (the “ABL U.S. Guarantors”). Certain foreign obligations under the ABL Facility are also guaranteed by certain other wholly-owned subsidiaries of Kraton Corporation (the “ABL Dutch Guarantors”). In connection with the Fourth Amendment, on August 16, 2017, we entered into a First Amendment and Consent to the ABL Facility (the “ABL Amendment). The ABL Amendment provides, among other things, that any foreign subsidiary of Kraton Corporation that becomes a guarantor under the Euro Tranche will also become a guarantor under the Euro tranche facility of the ABL Facility.

All obligations under the ABL Facility are secured, subject to certain exceptions, by (i) a first-priority security interest in, among other things, accounts, inventory and cash of the ABL U.S. Guarantors (the “ABL Priority Collateral”), and (ii) a perfected second-priority security interest in substantially all tangible and intangible assets of the ABL U.S. Guarantors that are not ABL Priority Collateral. Certain foreign obligations under the ABL Facility are also secured, subject to certain exceptions, by, a first priority security interest in, among other things, accounts, inventory and cash of the ABL Dutch Guarantors.
The ABL Facility contains a number of customary affirmative and negative covenants, including financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if availability under the ABL facility is below a specified amount. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC entered into a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or $181.2 million (converted at the September 30, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.29 billion Tranche A, or $141.3 million (converted at the September 30, 2017 exchange rate), to fund KFPC’s capital expenditures, and a NTD 1.21 billion Tranche B, or $39.9 million (converted at the September 30, 2017 exchange rate), to fund working capital requirements and/or general corporate purposes. As of September 30, 2017, NTD 4.4 billion, or $146.5 million (converted at the September 30, 2017 exchange rate) was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
The total outstanding principal amount is payable in six semi-annual installments. The first installment payment was made on July 17, 2017 and each subsequent payment will be due every six months thereafter. The first five installments will be in an amount equal to 10% of the outstanding principal amount and the final installment will be in an amount equal to the remaining 50% of the outstanding principal amount. In the event the extension period is granted, the final 50% of the outstanding principal amount shall be repaid in five equal semi-annual installments with the first installment due on the original final maturity date.
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three and nine months ended September 30, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $227.9 million, with no borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $10.1 million and $4.5 million to our pension plans during the nine months ended September 30, 2017 and 2016, respectively. We expect our total pension plan contributions for the year ended December 31, 2017 to be approximately $12.7 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2017, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2018 and beyond.
As of September 30, 2017, we had $82.7 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.7 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the U.S.
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
Operating Cash Flows
Net cash provided by operating activities totaled $135.4 million during the nine months ended September 30, 2017 compared to $126.1 million during the nine months ended September 30, 2016. This represents a net increase in operating cash flows of $9.3 million, which was primarily driven by decreases in working capital, partially offset by increases in operating income. The period-over-period changes in working capital are as follows:

•	$63.2 million decrease in cash flows due to increased finished goods inventory;

•	$20.8 million net decrease in cash flows associated with accounts receivables due to higher selling prices;

•	$10.1 million decrease in cash flows associated with other long term liabilities, primarily due to timing of pension payments, and partially offset by a

•
$27.3 million increase in cash flows associated with other payables and accruals primarily related to deferred income, timing of payments for transaction related costs, and timing of interest payments; and a

•	$4.4 million increase in cash flows due to the timing of payments of other items, including accounts payables, related party transactions, and taxes.
Investing Cash Flows
Net cash used in investing activities totaled $88.3 million for the nine months ended September 30, 2017 and $1,323.9 million for the nine months ended September 30, 2016, which includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of certain compounding assets.
Expected Capital Expenditures
We currently expect 2017 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $95 million. Included in this estimate is approximately $17 million for projects associated with our cost reset initiative, approximately $9 million for projects to achieve operational synergies related to the integration of Arizona Chemical, and approximately $50 million for health, safety, environmental, and security and infrastructure and maintenance projects. The remaining anticipated 2017 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.

Financing Cash Flows
Our consolidated capital structure as of September 30, 2017 was approximately 23.6% equity, 75.2% debt and 1.2% noncontrolling interest compared to approximately 19.7% equity, 78.9% debt, and 1.4% noncontrolling interest at December 31, 2016.
During the nine months ended September 30, 2017, we completed a $400.0 million 7.0% Senior Notes offering and in August 2017, we closed on the €260.0 million “Euro Tranche”. We used the net proceeds of $758.0 million to prepay principal payments under the USD Tranche. In connection with the Arizona Chemical Acquisition during the nine months ended September 30, 2016, we issued the initial $1,350.0 million USD tranche of the Term Loan Facility and $440.0 million of 10.5% Senior Notes. We incurred $13.9 million deferred financing costs associated with the 2017 repricing of our USD Tranche, the issuance of the $400.0 million 7.0% Senior Notes offering, and the issuance of the €260.0 million Euro Tranche.
During the nine months ended September 30, 2017 (excluding borrowings under the KFPC Loan Agreement) we decreased Kraton Corporation indebtedness by $97.7 million, while decreasing cash on hand (excluding KFPC cash) by approximately $28.3 million.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2017, other than operating leases.

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
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2017, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
We acquired Arizona Chemical on January 6, 2016 and are currently in the process of integrating Arizona Chemical into our existing internal controls over financial reporting. Except for any changes in internal controls related to the integration of Arizona Chemical and its subsidiaries, there were no changes in our internal control over financial reporting during our three months ended September 30, 2017 which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
10.1
Fourth Amendment to Credit and Guarantee Agreement, dated as of August 16, 2017, among Kraton Polymers LLC, as U.S. Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.2
First Amendment and Consent to Amended and Restated Loan, Security and Guarantee Agreement, dated as of August 16, 2017, by and among Kraton Corporation, as Parent, Kraton Polymers U.S. LLC, Kraton Chemical, LLC, and Kraton Polymers Nederland B.V., as Borrowers, certain other subsidiaries of the Parent, as Guarantors, the Lenders party thereto from time to time, and Bank of America, N.A., in its capacity as collateral agent, administrative agent and security trustee (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.3+
Kraton Corporation Executive Severance Program, as amended and restated September 12, 2017 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 18, 2017)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 25, 2017	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 25, 2017	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer