Form 10-K
period 2017-12-31
Kraton Corp
filed 2018-02-21
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Corporation at June 30, 2017: $921,653,972. Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding at February 16, 2018: 31,693,898.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Corporations proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Annual Report on Form 10-K under the headings “Business,” “Risk Factors,” “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and elsewhere contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regrding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; the estimates and matters described under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings. Such forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements are set forth in this report, including but not limited to those under the heading “Risk Factors.” There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.
Forward-looking statements are based on current plans, estimates and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

PART I

Item 1.	Business.
THE COMPANY
General
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying consolidated financial statements since the date of acquisition. See Note 14 Industry Segment and Foreign Operations to the consolidated financial statements for segment reporting of financial results.
Presentation of Financial Statements.
References in this report to “Kraton,” “our company,” “we,” “our,” “ours,” and “us” as used in this report refer collectively to Kraton Corporation, and its consolidated subsidiaries, unless the context otherwise requires.
This Form 10-K includes financial statements and related notes that present the consolidated financial position, results of operations, comprehensive income (loss), and cash flows of Kraton Corporation. Kraton Corporation is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.
Corporate History
Kraton Corporation was incorporated in 2009 under Delaware law and is the successor to a Delaware limited liability company formed in 2003. In December 2009, we completed our initial public offering and our common stock commenced trading on the New York Stock Exchange. On January 6, 2016, we completed the acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”). We conduct our business through Kraton Polymers LLC and its consolidated subsidiaries.
POLYMER SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving and roofing. Under the Cariflex brand name, we also sell isoprene rubber (“IR”) and isoprene rubber latex (“IRL”), which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
Our SBCs are high performance elastomers that are engineered for a wide range of applications. Our SBC products possess a combination of high strength and low viscosity, which facilitates ease of processing at elevated temperatures and high processing speeds. Our products can be processed in a variety of manufacturing applications, including injection molding, blow molding, compression molding, extrusion and hot melt, and solution applied coatings.
The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as soft touch and flexible materials, personal hygiene products, medical products, automotive components, and certain adhesive and sealant applications. Our Cariflex IR and IRL products are primarily used in surgical gloves and condoms.
Our Polymer segment products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies:

	Revenue Mix
	Years Ended December 31,
	2017		2016		2015
Product Groups	($ In millions)
Performance Products	$640.3	53.4%	$513.1	50.1%	$540.6	52.3%
Specialty Polymers	$389.9	32.5%	$340.3	33.2%	$350.7	33.9%
Cariflex	$168.3	14.0%	$171.0	16.7%	$142.9	13.8%
Other	$1.2	0.1%	$0.3	—%	$0.4	—%

Performance Products.
Our Performance Products impart characteristics such as:

•	resistance to temperature and weather extremes in roads and roofing;

•	resistance to cracking, reduced road noise, and better water dispersion; and

•	increased processing flexibility in adhesive formulations for packaging tapes and labels, and materials used in disposable diapers.
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
CariflexTM. Our Cariflex IR and IRL products combine the key qualities of natural rubber, such as good mechanical properties and hysteresis, with purity and clarity enhancements, good flow, low gel content, and absence of nitrosamines and natural rubber proteins.

We focus our high purity IR polymers in demanding applications such as medical products, paints, coatings, and specialized footwear. Our IRL is specialized polyisoprene latex with a controlled structure and low chemical impurity level obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages over natural rubber latex. As a result, IRL is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care, including products such as synthetic surgical gloves and condoms as well as in food contact operations.
Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile, and polychloroprene latex rubber, as well as polyurethane.
CHEMICAL SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
We manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids ( “TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA, TOR, and DTO into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene monomer fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
While this business is based predominantly on the refining and upgrading of CTO and CST, we have the capacity to use both hydrocarbon-based raw materials, such as alpha-methyl-styrene (“AMS”), tall oil, and gum rosins where appropriate and, accordingly, are able to offer tailored solutions for our customers.
Our Chemical segment products are manufactured and our commercial activities are organized in the following product groups based upon end markets and process technologies:

	Revenue Mix
	Year Ended December 31,
	2017		2016
Product Groups	($ In millions)
Adhesives	$253.0	33.3%	$246.4	34.3%
Roads and Construction	$48.2	6.3%	$48.9	6.8%
Tires	$50.0	6.6%	$42.5	5.9%
Performance Chemicals	$409.6	53.8%	$381.5	53.0%
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
Performance Chemicals. We serve various submarkets with a wide product offering, providing value across several different applications including, among others, fuel additives, oilfield chemicals, mining fluids, coatings, and metalworking fluids and lubricants. Our products include:
TOFA. Compared to other fatty acids obtained from various vegetable and animal origins, TOFA has a chemical composition characterized by distinctive features used as components in various applications. For example:

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
DTO. DTO is a mixture of TOFA and rosin acids. Our DTO is primarily used as an emulsifier for metalworking fluids and lubricants, in which our product offers improved performance attributes and, in many cases, replaces less environmentally friendly hydrocarbon-based chemicals. In these applications, it is sometimes used in place of TOFA.
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
Our sales personnel are primarily responsible for maintaining relationships with our customer base and providing product advice. In general, they coordinate contact between our customers and our research and development personnel to provide quality control and new product solutions. Our close interaction with our customers has allowed us to develop and maintain what we consider to be strong customer relationships.

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. See Note 14 Industry Segment and Foreign Operations to the consolidated financial statements for geographic reporting of revenue and long-lived assets. We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2017	2016	2015
Americas	41.3%	43.1%	38.4%
Europe, Middle East, and Africa	35.7%	34.3%	33.1%
Asia Pacific	23.0%	22.6%	28.5%
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
Sources and Availability of Raw Materials
We use butadiene, styrene, and isoprene as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials.
For our Polymer segment, we procure our raw materials from multiple sources in the U.S. and foreign countries, through a range of short-term and long-term supply agreements.
For our Chemical segment, we have an exclusive long-term supply contract with International Paper, which extends through 2027, under which it has agreed to sell to us, and we have agreed to purchase from it, all of the CTO and CST produced at its paper mills. We also maintain long-standing relationships with other major suppliers of our raw materials in the U.S. and Europe. Additionally, our CTO supply sources are further diversified by our ability to refine and process black liquor soap into CTO in the U.S. Most of our Chemical segment manufacturing facilities are located in close proximity to the facilities of our raw material suppliers, allowing us to procure our raw materials at a low delivered cost. Furthermore, we work directly with our suppliers at their production facilities to enhance their CTO and CST yields through technological improvements, which we believe allows us to maximize our raw material supplies, to improve the efficiency of our suppliers’ operations, and to foster strong, long-lasting relationships with them.
We believe that raw material supplies for both segments will be available in quantities sufficient to meet demand in 2018. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Each of our reportable segments were impacted to a varying degree in 2017 by the volatility of raw material costs and these conditions may continue in 2018.
Research, Development, and Technology
Our research and development program is designed to develop new products and applications, provide technical service to customers, develop and optimize process technology, and assist in marketing new products. We spent $40.7 million, $39.5 million and $31.0 million for research and development for the years ended December 31, 2017, 2016, and 2015, respectively.
Our research and development activities are primarily conducted in laboratories in Savannah, Georgia; Houston, Texas; Almere, Netherlands; Amsterdam, Netherlands; and Shanghai, China. In addition, we have a world class facility located at our Belpre, Ohio, site which accelerates polymer development efforts and the commercialization of new products and reduces customer qualification lead times.
Patents, Trademarks, Copyrights, and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks, and trade secrets. We had 1,152 granted patents and 467 pending patent applications at December 31, 2017. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, we expect a significant portion of our patent portfolio to remain in effect for a significant period. The granted patents and the applications cover both the U.S. and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business and the overall profitability of our business is not dependent on any single patent, trademark, license, or franchise.
Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. We maintain a number of trade names that are protected by trademark laws.
Employees
As of December 31, 2017, we had 1,931 employees, the majority of which are full-time employees.
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
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to health, safety, environmental, and security matters. We incurred capital expenditures in 2017 for regulatory purposes of $21.8 million, and estimate such expenditures will be approximately $34.0 million in 2018 and $22.0 million in 2019.
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
Available Information
We electronically file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at www.kraton.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A.	Risk Factors.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the terms of our indebtedness, including our senior notes and our senior secured credit facilities.
As of December 31, 2017, we had $485.0 million in outstanding borrowings under the U.S. dollar denominated tranche and €165.0 million, or approximately $198.3 million, in outstanding borrowings under the Euro dollar denominated tranche of our senior secured term loan facility (the “Term Loan Facility”). In addition, we had $440.0 million of 10.5% senior notes due 2023 (the “10.5% Senior Notes”) and $400.0 million of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes” and, together with the 10.5% Senior Notes, the “Senior Notes”) outstanding as of December 31, 2017. We also have a $250.0 million asset-based revolving credit facility (the “ABL Facility”), under which we had no outstanding borrowings as of December 31, 2017. Pursuant to the terms of our Term Loan Facility and ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions.
In addition, in July 2014, our KFPC joint venture executed a syndicated loan agreement (“KFPC Loan Agreement”) in the amount of 5.5 billion new Taiwanese dollars (“NTD”), or approximately $185.5 million, to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent (50%) of the indebtedness, of which NTD 4.4 billion, or approximately $149.9 million, of indebtedness was outstanding as of December 31, 2017.
Although the agreements governing the Term Loan Facility, the ABL Facility, the Senior Notes, and the KFPC Loan Agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of important exceptions, and additional indebtedness that we may incur from time to time to finance projects or for other reasons in compliance with these restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase.
Our current, or any future, indebtedness could:

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

Our ability to pay principal of and interest on indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our indebtedness to fund liquidity needs, including debt service. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, we had no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $199.5 million. In addition, if we and/or our subsidiaries incur new debt, the related risks that we now face as a result of our leverage would intensify.
Our current and future debt instruments may impose significant operating and financial restrictions on us and affect our ability to access liquidity.
Our current debt instruments do, and any future debt instruments may, contain a number of restrictive covenants that impose significant operating and financial restrictions on us. Under the terms of our ABL Facility, we are subject to a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facility is below specified amounts. In addition, our debt instruments may include restrictions on our ability to, among other things:

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
Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. At December 31, 2017, approximately $841.6 million of our debt was variable rate debt. We currently have in effect, and we may in the future enter into, interest rate swaps for our variable rate debt whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, the interest rate swaps we entered may not fully mitigate our interest rate risk.
Conditions in the global economy and capital markets may adversely affect our results of operations, financial condition and cash flows.
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
The failure of our raw material suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.
Our manufacturing processes use the following primary raw materials: butadiene, styrene, isoprene, CTO, including black liquor soap that we refine into CTO and CST. We have long-term supply agreements with LyondellBasell Industries (“LyondellBasell”), International Paper, and others to supply our raw material needs in the U.S. and Europe.
However, most of our long-term contracts contain provisions that allow our suppliers to limit, or allocate, the amount of raw materials shipped to us below the contracted amount in certain circumstances. If we are required to obtain alternate sources for raw materials because a supplier is unwilling or unable to perform under raw material supply agreements, if a supplier terminates its agreements with us, if we are unable to renew our existing contract, or if we are unable to obtain new long-term supply agreements to meet changing demand, we may not be able to obtain these raw materials in sufficient quantities,on economic terms, or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us, if at all. A lack of availability of raw materials could have a material adverse effect on our results of operations, financial condition and cash flows.
If the availability of our raw materials, including butadiene, styrene, isoprene, and CTO is limited, we may be unable to produce some of our products in quantities sufficient to meet customer demand or on favorable economic terms, which could have an adverse effect on our results of operations, financial condition, and cash flow.
We use butadiene, styrene, and isoprene as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment and use additional non-primary raw materials in the production of our products. Suppliers may not be able to meet our raw material requirements and we may not be able to obtain substitute supplies from alternative suppliers in sufficient quantities, on economic terms, or in a timely manner. A lack of availability of our raw materials in the quantities we require to produce our products could result in our inability to meet customer demand and could have a material adverse effect on our results of operations, financial condition and cash flows.

The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”) and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, which may adversely affect our results of operations, financial condition, and cash flow.
In December 2008, the European Union adopted RED, which established a 20% EU-wide target for energy consumed from renewable sources relative to the EU’s gross final consumption of energy, as well as a 10% target for energy consumed from renewable sources in the transport section by 2020. In order to reach these targets, the RED established mandatory targets for each Member State (as defined in RED) and required each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets. RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently fulfills RED’s biofuel sustainability criteria. In spring 2015, the EU adopted amendments to RED, expressly listing CTO as a residue-type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels. A Renewable Energy Directive for the period from 2020-2030 is currently advancing through the legislative process in the European Union, which may include greater or different incentives for the use of CTO in biofuels. In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S. Because the supply of CTO is inherently constrained by the volume of kraft pulp processing, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as the principal raw material of the pine chemicals industry. A reduced ability to procure an adequate supply of CTO due to competing new uses such as for biofuel production, could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in the costs of our raw materials could have an adverse effect on our financial condition and results of operations if those costs cannot be passed onto our customers.
Our results of operations are directly affected by the cost of raw materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. Since the cost of these primary raw materials comprise a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
Due to volatile raw material prices, there can be no assurance that we can continue to recover raw material costs or retain customers in the future. As a result of our pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on our results of operations, financial condition and cash flows.
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
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks which may adversely affect our future results, business and financial condition.
Our facilities may require periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities' production capacity below expected levels which would reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, refurbishing or improving our facilities may also reduce profitability.

If we make any major modifications to our facilities, such modifications likely would result in substantial additional capital expenditures and may prolong the time necessary to bring the facility on line. We may also choose to refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The construction of new manufacturing facilities entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
Finally, we may not be successful or efficient in developing or implementing new production processes. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, lower than anticipated manufacturing yields, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from customers, interruption in our supply of materials or resources, and disruptions at our facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps and yields. Production issues can lead to increased costs and may affect our ability to meet product demand, which could adversely impact our business and the results from operations.
Third parties provide significant operating and other services under agreements that are important to our business. The failure of these third parties to perform their obligations, or the termination of these agreements, could adversely affect our operations.
We are party to agreements which third parties who provide site services, utilities, materials and facilities at our manufacturing facilities. Additionally our Berre, France and Wesseling, Germany plants are operated and maintained by a third party who also employs and provides substantially all of the staff for those facilities. If relationships with these third parties were to deteriorate or if the agreements for these services were to terminate, we would be forced to obtain these services from other parties or provide them ourselves. Additionally, at Berre and Wesseling, a termination of the third party agreement would require use to relocate our manufacturing facilities at those locations. The failure of our third party service providers and partners at our manufacturing facilities to perform their obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we may not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
Failure to successfully consummate the acquisition and integration of other businesses, assets, products or technologies or realize the financial and strategic goals that were contemplated at the time of any transaction may adversely affect our future results, business and financial condition.
From time to time, we explore and pursue acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business and we expect to do so in the future. The expense and effort incurred in exploring and consummating acquisitions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in additional and/or unexpected expenses and losses. For example, an investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We also may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology. Moreover, we may incur significant expenses whether or not a contemplated transaction is ultimately consummated.
Additionally, in connection with any acquisitions we consummate, we may not achieve the synergies or other benefits we expected to achieve, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions. Further, exploring or consummating an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.

Our industry is highly competitive, and we may lose market share to other producers of SBCs, pine based specialty chemicals or other products that can be substituted for our products, which may adversely affect our results of operations, financial condition, and cash flow.
Our industry is highly competitive, and we face significant competition from both large international producers and from smaller regional competitors. Our competitors may improve their competitive position in our core markets by successfully introducing new products, improving their manufacturing processes, or expanding their capacity or manufacturing facilities. Further, some of our competitors benefit from advantageous cost positions that could make it increasingly difficult for us to compete in markets for less-differentiated applications. If we are unable to keep pace with our competitors’ product and manufacturing process innovations or cost position, it could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products, which could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
The failure of our patents, trademarks, or confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, could have a material adverse effect on our competitive advantages over other producers.
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
We depend on integrated information systems to conduct our business. Increased global information systems security threats and more sophisticated, targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data, operations, and communications. If our systems for protecting against these risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, and communications or customer data, having our business operations interrupted and increased costs to prevent, respond to, or mitigate these cyber security threats. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial position or cash flows.
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
Many of our products provide critical performance attributes to our customers’ products, which are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. For example, certain of the chemicals or substances that are used in our businesses, including alkyl phenols such as bisphenol A and nonylphenol, flammable solvents such as toluene, xylene and alcohols, and rosin, formaldehyde and resin dust, have been identified as having potentially harmful health effects. The sale of these products entails the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, the customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage, for which we are not otherwise indemnified, could have a material adverse effect on our industry, reputation, or our financial condition or results of operations. There can be no assurance that our efforts to protect ourselves from product liability claims in this regard will ultimately protect us from any such claims.
Failure to comply with the Foreign Corrupt Practices Act and other similar worldwide anti-bribery and anti-corruption laws may subject us to penalties and adversely affect our operations and reputation.
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
We procure raw materials from foreign countries and have significant operations in foreign countries, including manufacturing facilities, research and development facilities, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Finland, France, Germany, Japan and Sweden, in addition to our operations in the U.S. Furthermore, we are a 50/50 joint venture partner with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.
Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	data privacy regulations;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	risk of non-compliance with the U.S. FCPA, the Bribery Act, or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	varying permitting an approval requirements;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations;

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries; and

•	civil unrest, including labor unrest, in response to local political conditions.
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
We face the risk that individuals could, in the future, seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. We may be subject to future claims with respect to workplace exposure, workers’ compensation, and other matters. Additionally, under certain of the lease and operating agreements for our sites we are required to indemnify the third party in certain circumstances, including in certain circumstances for loss and damages resulting from their negligence in performing their obligations.
Some environmental laws could impose on us the entire cost of clean-up of contamination present at a facility even though we did not cause the contamination and we may be required to undertake and pay for remediation of on-site contamination resulting from past operations at our current sites.
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

We are subject to customs, international trade, export control, data privacy, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.
We are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements. If these laws or regulations were to change or were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products and hurt our business and negatively impact our results of operations. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could negatively impact our profitability.
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
Our operations are conducted by our subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen, British Pound, Brazilian Real, Swedish Krona, Chinese Yuan Renminbi, Taiwanese Dollar, and Mexican Peso. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
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
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law.  Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. Effective in 2018, the Tax Act made a number changes, such as reducing the U.S. statutory tax rate from 35.0% to 21.0%, creating new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low taxed income tax and the base erosion tax, respectively, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the U.S., the elimination or limitation of certain deductions, and imposing a mandatory tax on previously unrepatriated earnings accumulated offshore.  Due to the timing of the new tax law provided in the Tax Act and the substantial changes it brings, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides registrants with a measurement period to report the impact of the new US tax law. As a result, the recorded and estimated impacts of the Tax Act may change in future periods, which may adversely affect our estimates, our results of operations, financial position and cash flows.

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
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. We have approximately 15% of our combined U.S. employees represented by unions. Our collective bargaining agreement at the Panama City, Florida, manufacturing facility will expire in May 31, 2018. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, cash flows and financial condition.
In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio, facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our business and financial condition and results of operations. Because many of the personnel who operate our European facilities are employees of a third party, relations between the third party and its employees may also adversely affect our business, results of operations, cash flows and financial condition.
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
We sponsor defined benefit pension plans. The total projected benefit obligation of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $113.1 million at December 31, 2017. We contributed $12.5 million to the pension plans in 2017. Among the key assumptions inherent in the actuarially calculated pension plan obligations and pension plan expenses are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligations could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.

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
Any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, the terms of each of the indentures governing our Senior Notes require us, upon certain change of control transactions, to repurchase our outstanding Senior Notes at a price equal to 101.0% of their principal amount, plus any accrued and unpaid interest.
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
We do not currently pay dividends, and we may not pay dividends to our stockholders for the foreseeable future. The terms of the Term Loan Facility, the ABL Facility and our Senior Notes limit our ability to pay cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board deems relevant.

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
Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Suite 300, Houston, Texas 77032.
We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary greatly depending upon feedstock, product mix, and operating conditions. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix which could increase or decrease capacity. The following table sets forth our approximate approximate square footage of each of our manufacturing facilities.

Polymer Segment
Location	Principal Products	Approximate Square Footage	Owned/Leased
Belpre, Ohio	Performance Polymers, Specialty Products, Cariflex	3,600,000	Owned	(1)
Wesseling, Germany	Performance Polymers	354,000	Owned	(2)
Berre, France	Performance Polymers, Specialty Products	392,000	Owned	(2)
Paulinia, Brazil	Cariflex	2,220,000	Owned
Kashima, Japan	Performance Polymers	395,000	Owned	(3)
Mailiao, Taiwan	Specialty Products	1,800,000	Leased	(4)

Chemical Segment
Location	Principal Products (Upgrades)	Approximate Square Footage	Owned/Leased
Panama City, Florida	Rosin Esters, Dispersions	217,626	Owned
Pensacola, Florida	Terpene Resins	64,109	Owned
Savannah, Georgia	Resin Esters, Resinates	186,125	Owned	(5)
Dover, Ohio	Dimer Acids, Polyamides	166,824	Owned
Oulu, Finland	Rosin Esters and Soaps	167,681	Owned	(6)
Niort, France	AMS, Terpene Resins	187,405	Owned
Sandarne, Sweden	Rosin Esters, Dispersions	378,892	Owned
Gersthofen, Germany	Disprorosins	39,116	Owned
________________________________________________

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business.

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

(5)
We own our black liquor soap acidulation manufacturing facility located in Savannah, Georgia. However, this manufacturing facility is located on land that we lease and the lease expires on February 28, 2057.

(6)
We own our manufacturing facility located in Oulu, Finland. However, this facility is located on land that we lease and the lease expires on August 31, 2044, with an option to extend the term until August 31, 2095.

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

	Stock Price Range
	High	Low
2017
Fourth Quarter	$51.23	$39.99
Third Quarter	$40.75	$31.48
Second Quarter	$35.58	$29.73
First Quarter	$31.27	$25.09
2016
Fourth Quarter	$35.64	$24.95
Third Quarter	$37.50	$26.34
Second Quarter	$29.76	$16.62
First Quarter	$17.86	$13.35
As of February 16, 2018, we had approximately 91 shareholders of record of our common stock and approximately 6,038 beneficial owners.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2012 through December 31, 2017, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Kraton Corporation	(4.08)%	(9.80)%	(20.11)%	71.47%	69.14%
S&P SmallCap 600 Index	41.31%	5.76%	(1.97)%	26.56%	13.24%
Dow Jones U.S. Specialty Chemicals	22.88%	8.62%	(9.79)%	10.54%	22.39%

	Cumulative Value of $100 Investment, through December 31, 2016
Company Name / Index	Base Period 12/31/12	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Kraton Corporation	$100.00	$95.92	$86.52	$69.12	$118.52	$200.46
S&P SmallCap 600 Index	$100.00	$141.31	$149.45	$146.50	$185.40	$209.94
Dow Jones U.S. Specialty Chemicals	$100.00	$122.88	$133.48	$120.41	$133.10	$162.90
Dividends
We have not previously declared or paid any dividends or distributions on our common stock and have instead deployed earnings to fund the development of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital expenditure requirements, restrictions contained in current and future financing instruments, and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. The terms of certain of our current debt instruments restrict our ability and the ability of our subsidiaries to pay dividends, as may the terms of any of our future debt or preferred securities.

Item 6.	Selected Financial Data.
The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,960,362	$1,744,104	$1,034,626	$1,230,433	$1,292,121
Cost of goods sold	1,418,459	1,265,079	805,970	993,366	1,066,289
Gross profit	541,903	479,025	228,656	237,067	225,832
Operating expenses:
Research and development	40,725	39,491	31,024	31,370	32,014
Selling, general, and administrative	161,892	177,625	117,308	104,209	105,558
Depreciation and amortization	137,162	125,658	62,093	66,242	63,182
Impairment of long-lived assets	—	—	—	4,731	—
Operating income	202,124	136,251	18,231	30,515	25,078
Disposition and exit of business activities	—	28,416	—	—	—
Loss on extinguishment of debt	(35,389)	(13,423)	—	—	—
Earnings of unconsolidated joint venture (1)	486	394	406	407	530
Interest expense, net	(132,459)	(138,952)	(24,223)	(24,594)	(30,470)
Income (loss) before income taxes	34,762	12,686	(5,586)	6,328	(4,862)
Income tax benefit (expense)	57,884	91,954	(6,943)	(5,118)	3,887
Consolidated net income (loss)	92,646	104,640	(12,529)	1,210	(975)
Net loss attributable to noncontrolling interest	4,903	2,668	1,994	1,209	357
Net income (loss) attributable to Kraton	$97,549	$107,308	$(10,535)	$2,419	$(618)
Earnings (loss) per common share:
Basic	$3.12	$3.48	$(0.34)	$0.07	$(0.02)
Diluted	$3.07	$3.43	$(0.34)	$0.07	$(0.02)
Weighted average common shares outstanding:
Basic	30,654	30,180	30,574	32,163	32,096
Diluted	31,140	30,621	30,574	32,483	32,096
________________________________________________

(1)	Represents our 50% joint venture interest in Kraton JSR Elastomers K.K., which is accounted for using the equity method of accounting.

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$89,052	$121,749	$70,049	$53,818	$175,872
Total assets	$2,932,527	$2,906,645	$1,079,235	$1,076,877	$1,194,797
Total debt	$1,617,528	$1,739,525	$415,732	$351,872	$350,989

	Years Ended December 31,
	2017	2016	2015	2014	2013
Ratio of Earnings to Fixed Charges (1)	1.22	1.05	—	1.11	—
________________________________________________

(1)	Our earnings were insufficient to cover our fixed charges by approximately $9.4 million and $8.7 million for the years ended December 31, 2015 and 2013, respectively.

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

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
EBITDA (2)	$304,383	$277,296	$80,730
Adjusted EBITDA (1) (3)	$374,199	$354,132	$166,817
Adjusted diluted earnings per share (1)	$2.85	$2.36	$2.02
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

We reconcile each of consolidated net income (loss) and reporting segment operating income to EBITDA, and then to Adjusted EBITDA as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Polymer	Chemical	Total	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$97,549			$107,308			$(10,535)
Net loss attributable to noncontrolling interest			(4,903)			(2,668)			(1,994)
Consolidated net income (loss)			92,646			104,640			(12,529)
Add (deduct):
Income tax expense (benefit)			(57,884)			(91,954)			6,943
Interest expense, net			132,459			138,952			24,223
Earnings of unconsolidated joint venture			(486)			(394)			(406)
Loss on extinguishment of debt			35,389			13,423			—
Disposition and exit of business activities			—			(28,416)			—
Operating income	$117,402	$84,722	202,124	$77,891	$58,360	136,251	$18,231	$—	18,231
Add (deduct):
Depreciation and amortization	67,998	69,164	137,162	59,930	65,728	125,658	62,093	—	62,093
Disposition and exit of business activities	—	—	—	32,776	(4,360)	28,416	—	—	—
Loss on extinguishment of debt	(35,389)	—	(35,389)	(13,423)	—	(13,423)	—	—	—
Earnings of unconsolidated joint venture	486	—	486	394	—	394	406	—	406
EBITDA (non-GAAP)	150,497	153,886	304,383	157,568	119,728	277,296	80,730	—	80,730
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	13,000	(165)	12,835	25,035	8,529	33,564	22,575	—	22,575
Disposition and exit of business activities (b)	—	—	—	(32,776)	4,360	(28,416)	—	—	—
Loss on extinguishment of debt	35,389	—	35,389	13,423	—	13,423	—	—	—
Effect of purchase price accounting on inventory valuation (c)	—	—	—	—	24,719	24,719	—	—	—
Retirement plan charges (d)	—	—	—	—	—	—	792	—	792
Weather related costs (e)	4,145	1,320	5,465	—	—	—	(593)	—	(593)
KFPC startup costs (f)	14,618	—	14,618	6,179	—	6,179	3,640	—	3,640
Non-cash compensation expense	7,627	—	7,627	8,334	—	8,334	9,015	—	9,015
Spread between FIFO and ECRC	(2,261)	(3,857)	(6,118)	5,324	13,709	19,033	50,658	—	50,658
Adjusted EBITDA (non-GAAP)	$223,015	$151,184	$374,199	$183,087	$171,045	$354,132	$166,817	$—	$166,817
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

(e)
2017 costs are related to Hurricane Harvey and Hurricane Irma, which are all recorded in cost of goods sold. In 2015, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold.

(f)	Startup costs related to the joint venture company, KFPC, which are recorded in costs of goods sold in 2017 and selling, general, and administrative expenses for 2016 and 2015.

We reconcile U.S. GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years Ended December 31,
	2017	2016	2015
Diluted earnings (loss) per share	$3.07	$3.43	$(0.34)
Transaction, acquisition related costs, restructuring, and other costs (a)	0.31	0.90	0.72
Disposition and exit of business activities (b)	—	(0.59)	—
Loss on extinguishment of debt	0.87	0.27	—
Retirement plan charges (c)	—	—	0.03
Weather related costs (d)	0.13	—	(0.02)
Effect of purchase price accounting on inventory valuation (e)	—	0.63	—
KFPC startup costs (f)	0.26	0.08	0.05
Tax reform repatriation (g)	1.46	—	—
Tax reform deferred tax rate change (g)	(3.06)	—	—
Valuation allowance (h)	—	(2.75)	—
Spread between FIFO and ECRC	(0.19)	0.39	1.58
Adjusted diluted earnings per share (non-GAAP)	$2.85	$2.36	$2.02
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

(d)
2017 costs are related to Hurricane Harvey and Hurricane Irma, which are recorded in cost of goods sold. In 2015, the reduction in costs is due to insurance recoveries related to the Belpre production downtime, which are primarily recorded in cost of goods sold.

(e)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(f)	Startup costs related to the joint venture company, KFPC, which are recorded in costs of goods sold in 2017 and selling, general, and administrative expenses for 2016 and 2015.

(g)	Tax repatriation and deferred tax rate change relating to the 2017 U.S. Tax Cuts and Jobs Act, see Note 14 Income Taxes to the consolidated financial statements.

(h)	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying consolidated financial statements since the date of acquisition.
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
We focus our resources on four product groups: Adhesives; Roads and Construction; Tires; and Performance Chemicals. Within our product groups, our products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
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
The Polymer segment cost reduction initiative began in 2015 with a total target savings of $70 million to be realized by the end of 2018. We realized approximately $45.0 million to date and we currently anticipate we will realize a significant portion of the remaining savings in 2018.
In conjunction with the acquisition of Arizona Chemical, we identified $65 million of cost-based synergies, approximately $25 million of which relate to general and administrative costs, and approximately $40 million of which are associated with operation cost improvements; all of which has been realized as of December 31, 2017.
RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors and for our isoprene monomers the prices for natural and synthetic rubber. Average purchase prices of our raw materials increased during 2017 compared to 2016 and were lower in 2016 compared to 2015.
We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under FIFO will differ from what the results would have been if cost of goods sold were based on ECRC. Specifically, in periods of rising raw material costs, reported gross profit will be higher under FIFO than under ECRC. Conversely, in periods of declining raw material costs, reported gross profit will be lower under FIFO than under ECRC. In recognition of the fact that the cost of raw materials affects our results of operations and the comparability of our results of operations, we provide the difference, or spread, between FIFO and ECRC to arrive at our Adjusted EBITDA.
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
We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2017	2016	2015
Americas	41.3%	43.1%	38.4%
Europe, Middle East, and Africa	35.7%	34.3%	33.1%
Asia Pacific	23.0%	22.6%	28.5%
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

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,960,362	$1,744,104	$1,034,626
Cost of goods sold	1,418,459	1,265,079	805,970
Gross profit	541,903	479,025	228,656
Operating expenses:
Research and development	40,725	39,491	31,024
Selling, general, and administrative	161,892	177,625	117,308
Depreciation and amortization	137,162	125,658	62,093
Operating income	202,124	136,251	18,231
Disposition and exit of business activities	—	28,416	—
Loss on extinguishment of debt	(35,389)	(13,423)	—
Earnings of unconsolidated joint venture	486	394	406
Interest expense, net	(132,459)	(138,952)	(24,223)
Income (loss) before income taxes	34,762	12,686	(5,586)
Income tax benefit (expense)	57,884	91,954	(6,943)
Consolidated net income (loss)	92,646	104,640	(12,529)
Net loss attributable to noncontrolling interest	4,903	2,668	1,994
Net income (loss) attributable to Kraton	$97,549	$107,308	$(10,535)
Earnings (loss) per common share:
Basic	$3.12	$3.48	$(0.34)
Diluted	$3.07	$3.43	$(0.34)
Weighted average common shares outstanding:
Basic	30,654	30,180	30,574
Diluted	31,140	30,621	30,574
Consolidated Results
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Our operating results for the year ended December 31, 2016 include the operating results for Arizona Chemical since the acquisition date of January 6, 2016.
Revenue was $1,960.4 million for the year ended December 31, 2017 compared to $1,744.1 million for the year ended December 31, 2016, an increase of $216.3 million, or 12.4%. Revenue for the Polymer segment increased $174.9 million and revenue for the Chemical segment increased $41.3 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,418.5 million for the year ended December 31, 2017 compared to $1,265.1 million for the year ended December 31, 2016, an increase of $153.4 million, or 12.1%. The increase was primarily driven by higher average raw material costs and sales volumes, partially offset by the $24.7 million of higher costs of goods sold in 2016 related to the fair value adjustment in purchase accounting for inventory.
Selling, general, and administrative expenses were $161.9 million for the year ended December 31, 2017 compared to $177.6 million for the year ended December 31, 2016. The $15.7 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs, partially offset by higher employee related costs.
Depreciation and amortization was $137.2 million for the year ended December 31, 2017 compared to $125.7 million for the year ended December 31, 2016. The increase of $11.5 million was primarily attributable to the start up of our manufacturing joint venture in Mailiao, Taiwan.

Disposition and exit of business activities was a gain of $28.4 million for the year ended December 31, 2016, which resulted from the sale of certain compounding assets and the dissolution of our joint venture in Paulinia, Brazil, partially offset by the exit from our NEXARTM and solutions resinates product lines.
In March 2017, we completed the issuance of $400.0 million 7.0% Senior Notes, and in August 2017, we closed on a €260.0 million term loan. We used the net proceeds from both transactions, along with available cash, to repay approximately $758.0 million of existing U.S. term loan indebtedness. The repayment was considered an extinguishment of indebtedness an a loss on extinguishment of debt was recorded in 2017, represented by the write off of previously capitalized deferred financing costs and original issue discount.
Income tax provision was a benefit of $57.9 million and $92.0 million for the year ended December 31, 2017 and 2016, respectively. Our effective tax rate for the year ended December 31, 2017 was a benefit of 166.5%, primarily driven by the impact of recent U.S. tax reform. Given the level of our pre-tax book income for the year ended December 31, 2016 and the release of a significant portion of our valuation allowance (as further discussed below), our effective tax rate for the year ended December 31, 2016 is not meaningful. Our effective tax rates differ from the U.S. corporate statutory tax rate of 35.0% primarily due to the mix of our pretax income or loss generated in foreign jurisdictions, permanent items, uncertain tax positions, changes in our valuation allowances, and the effects of tax reform. For the year ended December 31, 2017 and 2016, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the local statutory rates of 25%, 22%, and 20%, respectively.
As of December 31, 2017 and December 31, 2016, a valuation allowance of $51.3 million and $44.7 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $6.6 million during the year ended December 31, 2017, which includes a $4.9 million increase related to changes in other comprehensive income (loss) and $1.7 million primarily related to current period net operating losses in the U.S. As of December 31, 2017, $35.9 million and $8.8 million of the $51.3 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. During the year ended December 31, 2016, we released $55.5 million of the valuation allowances, of which $87.0 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.3 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. As of December 31, 2016, $30.5 million and $8.5 million of the $44.7 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance and impact of U.S. tax reform, our effective tax rates would have been a benefit of 31.3% and 38.9% for the years ended December 31, 2017 and 2016, respectively.
The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, provisional amounts for the income tax effects of the Tax Act have been recorded as of December 31, 2017 and are subject to change during 2018. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $46.3 million. Additionally, the impact of the Tax Act to our deferred taxes was a benefit of $95 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries.
Net income attributable to Kraton was $97.5 million, or $3.07 per diluted share, for the year ended December 31, 2017, a decrease of $9.8 million compared to a net income of $107.3 million, or $3.43 per diluted share, for the year ended December 31, 2016. Adjusted diluted earnings per share (non-GAAP) was $2.85 for the year ended December 31, 2017 compared to $2.36 for the year ended December 31, 2016. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.
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
Disposition and exit of business activities was a gain of $28.4 million for the year ended December 31, 2016, which resulted from the sale of certain compounding assets and the dissolution of our joint venture in Paulinia, Brazil, partially offset by the exit from our NEXARTM and solutions resinates product lines.
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
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Years Ended December 31,
	2017	2016	2015
Revenue	(In thousands)
Performance Products	$640,313	$513,081	$540,615
Specialty Polymers	389,873	340,330	350,689
Cariflex	168,267	170,983	142,904
Other	1,223	343	418
	$1,199,676	$1,024,737	$1,034,626

Operating income	$117,402	$77,891	$18,231
Adjusted EBITDA (non-GAAP)(1)	$223,015	$183,087	$166,817
Adjusted EBITDA margin (non-GAAP)(2)	18.6%	17.9%	16.1%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue for the Polymer segment was $1,199.7 million for the year ended December 31, 2017 compared to $1,024.7 million for the year ended December 31, 2016. Sales volumes were 333.7 kilotons for the year ended December 31, 2017, an increase of 9.5 kilotons, or 2.9%. Performance Products volumes increased 2.9%, Specialty Polymers volumes increased 3.6% (excluding the effect of the sale of the compounding business, sales volumes would have increased 7.2%), and Cariflex volumes increased 0.4%.
With respect to revenue for the Polymer segment product groups:

•	Cariflex™ revenue was $168.3 million for the year ended December 31, 2017 compared to $171.0 million for the year ended December 31, 2016.

•
Specialty Polymers revenue was $389.9 million for the year ended December 31, 2017 compared to $340.3 million for the year ended December 31, 2016. The revenue increase was primarily driven by higher average selling prices resulting from higher raw material costs and to a lesser extent increased sales volumes.

•
Performance Products revenue was $640.3 million for the year ended December 31, 2017 compared to $513.1 million for the year ended December 31, 2016. The increase was primarily driven by higher average selling prices resulting from higher raw material costs and to a lesser extent increased sales volumes.

For the year ended December 31, 2017, the Polymer segment operating income was $117.4 million compared to $77.9 million for the year ended December 31, 2016.
For the year ended December 31, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $223.0 million compared to $183.1 million for the year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due to improved unit margins, which were driven by higher selling prices and the impact of cost reduction initiatives. In the third quarter 2017, we initiated a new manufacturing process for our Cariflex product at our manufacturing facility in Paulinia, Brazil. Although material produced using this new process met technical specifications, during the fourth quarter 2017, some customers notified us that they were experiencing processing issues with the material. While the majority of material shipped in the fourth quarter is being used, the degree of issues noted by our customers varied, and in certain cases the material was returned to us for evaluation. We have implemented a number of manufacturing changes in an effort to address these issues going forward and these changes appear to be lessening the processing issues. The negative financial impact to our fourth quarter 2017 operating income including our Adjusted EBITDA was $7.6 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).

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
For the year ended December 31, 2016, the Polymer segment generated $183.1 million of Adjusted EBITDA (non-GAAP) compared to $166.8 million for the year ended December 31, 2015, an increase of $16.3 million, or 9.8%. The effect of currency fluctuations negatively impacted Adjusted EBITDA (non-GAAP) by $6.5 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).

Chemical Segment
The following results of operations for the Chemical segment have been included in our consolidated results effective as of the date of the acquisition, January 6, 2016.

	Year Ended December 31, 2017	For the period January 6, 2016 through December 31, 2016
Revenue	(In thousands)
Adhesives	$252,985	$246,411
Roads and Construction	48,174	48,938
Tires	49,955	42,478
Performance Chemicals	409,572	381,540
	$760,686	$719,367

Operating income	$84,722	$58,360
Adjusted EBITDA (non-GAAP) (1)	$151,184	$171,045
Adjusted EBITDA margin (non-GAAP)(2)	19.9%	23.8%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue for the Chemical segment was $760.7 million for the year ended December 31, 2017 compared to $719.4 million for the year ended December 31, 2016. Sales volumes were 426.4 kilotons for the year ended December 31, 2017, an increase of 14.9 kilotons or 3.6%. Adhesives volumes increased 7.2%, Performance Chemicals volumes increased 2.0%, Roads and Construction volumes increased 2.6%, and Tires volumes increased 10.0%.
With respect to revenue for the Chemical segment product groups:

•	Adhesives revenue was $253.0 million for the year ended December 31, 2017 compared to $246.4 million for the year ended December 31, 2016. The increase was primarily driven by improved sales volumes.

•
Performance Chemicals revenue was $409.6 million for the year ended December 31, 2017 compared to $381.5 million for the year ended December 31, 2016. The increase was primarily attributable to higher average selling prices and to a lesser extent improved sales volumes.

•	Roads and Construction revenue was $48.2 million for the year ended December 31, 2017 compared to $48.9 million for the year ended December 31, 2016, which was essentially flat.

•
Tires revenue was $50.0 million for the year ended December 31, 2017 compared to $42.5 million for the year ended December 31, 2016. The increase was driven by improved sales volumes and higher average selling prices.

For the year ended December 31, 2017, the Chemical segment operating income was $84.7 million compared to $58.4 million for the year ended December 31, 2016.
For the year ended December 31, 2017, the Chemical segment generated $151.2 million of Adjusted EBITDA (non-GAAP) compared to $171.0 million for the year ended December 31, 2016. The decrease in Adjusted EBITDA was primarily due to lower margins indicative of the impact of low-cost C5/C9 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, which more than offset the increase in sales volumes. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

Critical Accounting Policies
The preparation of these financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are described in this section. We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made and changes to the estimate or different estimates that could have reasonably been used would materially change our consolidated financial statements.
We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our consolidated financial statements.
Inventories. Inventory values include all costs directly associated with manufacturing products and are stated at the lower of cost or net realizable value, primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their net realizable value, provisions are made for the difference between the cost and the net realizable value.
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
Goodwill. We record goodwill when the purchase price of an acquired business exceeds the fair value of the net identifiable assets acquired. Goodwill is allocated to the reporting unit level based on the estimated fair value at the date of acquisition. Goodwill was recorded as a result of the Arizona Chemical Acquisition and is recorded in the Chemical operating segment.
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. The assessment is performed in three steps. We assess qualitative factors, or step zero, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment exists utilizing the qualitative method, we then utilize step one to test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches through the application of discounted cash flows to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If potential impairments are identified, we perform step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.
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
We estimate the fair value of performance-based restricted share units using a combination of Monte Carlo simulations and internal metrics. The expected term represents the period of time that performance share units granted are expected to be outstanding. Our expected volatilities are based on historical volatilities for Kraton and the members of the peer group. The risk free interest rate for the periods within the contractual life of the performance-based restricted share units is equal to the yield, as of the valuation date, of the zero coupon U.S. Treasury STRIPS that have a remaining term equal to the length of the remaining performance period. The expected dividend yield is assumed to be zero, which is the equivalent of reinvesting dividends in the underlying company's stock. Forfeitures are recognized when they occur. See Note 5 Share-Based Compensation to the consolidated financial statements.
Income Taxes. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in our consolidated financial statements for each of those jurisdictions.
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In determining whether a valuation allowance is required, the company evaluates primarily the impact of cumulative losses in past years and current and/or recent losses. A recent trend in earnings despite cumulative losses is a prerequisite to considering not recording a valuation allowance.
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
The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35.0% to 21.0% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we are subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.
Benefit Plans Valuations. We sponsor defined benefit pension plans in both the U.S. and non-U.S. entities (“Pension Plans”), as well as a post-retirement benefit plan in the U.S. (“Retiree Medical Plan”). We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables such as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.
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

The weighted average discount rate for our U.S. pension plans was 3.9% at December 31, 2017 compared to 4.3% at December 31, 2016, with an assumed weighted average long term expected rate of return on plan assets of 8.0%, and an assumed weighted average expected salary rate increase of 3.0%. The percentage of equity securities in our U.S. pension plans was 59.9% at December 31, 2017, up from 53.8% at December 31, 2016, and the percentage of debt securities was 40.0% at December 31, 2017, up from approximately 36.8% at December 31, 2016. Our strategic target asset allocation as of December 31, 2017 was 50% equity, 30% debt, and 20% other. Based on the plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 8.5%. The asset return assumption set for determining the 2017 FASB ASC 715 expense was 8.0%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 8.0% return after non-investment expenses assumption is equivalent to a gross assumption of 8.5% (8.0% + 0.5%). A 8.5% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
The weighted average discount rate for our non-U.S. pension plans was 2.3% at December 31, 2017, with an assumed weighted average long term expected rate of return on plan assets of 5.5%, and an assumed weighted average expected salary rate increase of 3.2%. The percentage of equity and debt securities in our non-U.S. pension plans was 49.4% and 49.4% at December 31, 2017, respectively. Our strategic target asset allocation as of December 31, 2017 was 50% equity and 50% debt for our non-U.S. Pension Plans.
For the U.S. Pension Plans, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $3.1 million in our estimated expense for 2018. A 100 basis point decrease in the assumed rate of return on plan assets would result in a corresponding increase of $1.1 million, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $1.1 million in expenses for 2018, in each case holding all other assumptions and factors constant.
For the non-U.S. Pension Plans, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $1.7 million in our estimated expense for 2018. A 100 basis point decrease in the assumed rate of return on plan assets would result in a corresponding increase of $1.3 million, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $0.3 million in expenses for 2018, in each case holding all other assumptions and factors constant.
For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.4 million in our estimated expense and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $0.1 million in our estimated expense for 2018, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, See Note 13 Employee Benefits to the consolidated financial statements.
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

LIQUIDITY AND CAPITAL RESOURCES
Senior Secured Term Loan Facility. In January 2016, we entered into a senior secured term loan facility (the “Term Loan Facility”) pursuant to which Kraton Polymers LLC (the “U.S. Term Loan Borrower”) made U.S. dollar denominated term loan borrowings in an aggregate principal amount of $1,350.0 million (the “USD Tranche”). On August 16, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Credit Amendment”) pursuant to which Kraton Polymers Holdings B.V., a wholly-owned Dutch subsidiary of Kraton Corporation (the “Euro Term Loan Borrower” and, together with the U.S. Term Loan Borrower, the “Term Loan Borrowers”), borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million (the “Euro Tranche”), or approximately $312.4 million. The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down $366.0 million of the outstanding borrowings under the USD Tranche. As of December 31, 2017, we had $485.0 million in borrowings under the USD Tranche and €165.0 million or approximately $198.3 million, in borrowings under the Euro Tranche. The outstanding borrowings under the USD Tranche also reflect prepayments in the amount of $392.0 million during the three months ended March 31, 2017, using the proceeds received in connection with the offering of the 7.0% Senior Notes (see below description of borrowings).
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

10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the 10.5% Senior Notes semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a “make-whole” premium. On or after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the 7.0% Senior Notes semi-annually in arrears on January 15 and July 15 of each year. We made the first interest payment on July 15, 2017. Prior to April 15, 2020, we may redeem up to 40.0% of the aggregate principal amount of the 7.0% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 107.0% of the principal amount of the 7.0% Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to April 15, 2020, we may redeem some or all of the 7.0% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date and a “make-whole” premium. On and after April 15, 2020, 2021, and 2022 and thereafter, we may redeem all or a part of the 7.0% Senior Notes for 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of December 31, 2017. Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or approximately $185.5 million, to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.3 billion Tranche A, or approximately $144.7 million, to fund KFPC’s capital expenditures, and a NTD 1.2 billion Tranche B, or approximately $40.8 million, to fund working capital requirements and/or general corporate purposes. As of December 31, 2017, NTD 4.4 billion, or approximately $149.9 million, was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the year ended December 31, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. Due to a waiver received from the majority of lenders, we are no longer subject to the 2017 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50.0% of the indebtedness.
KFPC Revolving Credit Facilities. During the fourth quarter of 2017, KFPC executed two revolving credit facilities to provide funding for working capital requirements and/or general corporate purposes. The revolving credit facility in the amount of NTD 700.0 million, or approximately $23.1 million, expires September 29, 2018 (the “NTD 700.0 million Facility”) and the revolving credit facility in the amount of NTD 500.0 million, or approximately $16.9 million, expires November 20, 2018 (the “NTD 500.0 million Facility”). Both revolving credit facilities are subject to a variable interest rate. Interest on borrowings denominated in NTD for the NTD 700.0 million Facility are composed of the adjustable rate for consumer loans plus a 0.21% margin, subject to a 1.2% floor and interest on borrowings denominated in NTD for the NTD 500.0 million Facility are composed of TAIBOR plus a premium of 0.5%. As of December 31, 2017, NTD 250 million, or approximately $8.4 million, was drawn on the NTD 700.0 million Facility and we had no borrowing under the NTD 500.0 million Facility. As of the date of this filing, NTD 250.0 million, or approximately $8.6 million, was drawn on the NTD 700.0 million Facility and NTD 300 million, or approximately $10.3 million. was drawn on the NTD 500.0 million Facility.
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
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $199.5 million. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $12.5 million to our pension plans for the year ended December 31, 2017 and $5.1 million for the year ended December 31, 2016. We expect our total pension plans contribution for the year ended December 31, 2018 to be approximately $13.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2018, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2019 and beyond.
As of December 31, 2017, we had $86.1 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards, management estimates that approximately $1.7 million of additional cash tax expense would be incurred if this cash were repatriated as a result of the net operating loss carryforwards in the U.S.
On December 22, 2017, the Tax Act was enacted and we recorded a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings of $46.3 million recorded as deferred income taxes. As permitted by the Tax Act, we anticipate utilizing a portion of our net operating loss carryforwards in lieu of paying the one-time transition tax.
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
Operating Cash Flows
Net cash provided by operating activities totaled $255.4 million for the year ended December 31, 2017 and $138.5 million for the year ended December 31, 2016. This represents a net increase of $117.0 million, which was primarily driven by increases in operating income and changes in working capital. The net change provided by working capital was $33.6 million in 2017 compared to cash used of $3.7 million in 2016, a period-over-period increase in cash flows of $37.3 million. The period-over-period changes are as follows:

•	$36.8 million increase in cash flows for accounts receivable, primarily related to timing of cash receipts;

•	$36.9 million increase in cash flows for other payables and accruals, primarily due to the deferred income, transaction related costs, and accrued interest; and

•	$21.1 million increase in cash flows for other assets, primarily due to income tax refunds; partially offset by,

•	$48.5 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher inventory volumes and increased raw material costs;

•	$4.9 million decrease in cash flows associated with trade accounts payable due to timing of payments and higher raw material costs; and

•	$4.1 million decrease in cash flows due to the timing of payments of other items, including related party transactions and pension costs.

Net cash provided by operating activities totaled $138.5 million for the year ended December 31, 2016 and $103.8 million for the year ended December 31, 2015. This represents a net increase of $34.6 million, which was primarily driven by increases in operating income and changes in working capital. The net change in working capital was a use of cash flows of $3.7 million in 2016 compared to a source of cash of $46.1 million in 2015; a period-over-period decrease in cash flows of $49.8 million. The period-over-period changes are as follows:

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
Investing Cash Flows
Net cash used in investing activities totaled $122.6 million, $1,364.8 million, and $128.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Cash used from investing activities for the year ended December 31, 2016, includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of the BCU.
Capital projects in 2017 included the following:

•	$17.1 million of capital expenditures incurred by KFPC in connection with the Taiwan plant construction;

•	$34.0 million related to projects to optimize the production capabilities of our manufacturing assets;

•	$53.8 million related to health, safety, environmental, and security, including infrastructure and maintenance projects; and

•	$9.3 million of capital expenditures related to information technology and research and development.
Capital projects in 2016 included the following:

•	$20.4 million of capital expenditures incurred by KFPC in connection with the Taiwan plant construction;

•	$24.8 million related to projects to optimize the production capabilities of our manufacturing assets;

•	$59.8 million related to health, safety, and environmental, and security, including infrastructure and maintenance projects; and

•	$9.4 million of capital expenditures related to information technology and research and development.
Expected Capital Expenditures.
We currently expect 2018 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $110.0 million, which includes approximately $5.0 million of capitalized interest. Included in this estimate is approximately $10.0 million for projects associated with our cost reset initiative, and approximately $60.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. The remaining anticipated 2018 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2017 was approximately 27.1% equity, 71.6% debt, and 1.3% noncontrolling interest compared to approximately 19.7% equity, 78.9% debt, and 1.4% noncontrolling interest as of December 31, 2016.
During the year ended December 31, 2017, we completed the issuance of $400.0 million 7.0% Senior Notes and borrowed €260.0 million under the Euro Tranche. We used the total net proceeds of $758.0 million from both transactions, together with available cash, to prepay principal payments under the USD Tranche. In connection with the Arizona Chemical Acquisition, during the year ended December 31, 2016, we issued the initial $1,350.0 million USD Tranche of the Term Loan Facility and $440.0 million of 10.5% Senior Notes. We incurred $14.3 million deferred financing costs associated with the 2017 repricing of our USD Tranche, the issuance of the $400.0 million 7.0% Senior Notes, and the issuance of the €260.0 million Euro Tranche.

During the year ended December 31, 2017 (excluding borrowings under the KFPC Loan Agreement) we decreased Kraton Corporation indebtedness by $195.7 million, while decreasing cash on hand (excluding KFPC cash) by approximately $32.4 million.
Net cash used in financing activities totaled $175.1 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $1,280.1 million and $47.1 million for the years ended December 31, 2016 and 2015, respectively. In 2015, the KFPC joint venture drew $80.1 million on the KFPC Loan Agreement for construction funding and we incurred cash outflows of $31.3 million for repurchases of shares of our common stock as part of our share repurchase program approved in October 2014.
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
In connection with our separation from Shell Chemicals in February 2001, Shell Chemicals agreed to indemnify us for specific categories of environmental claims brought with respect to matters occurring before the separation. However, the indemnity from Shell Chemicals is subject to dollar and time limitations. Coverage under the indemnity also varies depending upon the nature of the environmental claim, the location giving rise to the claim and the manner in which the claim is triggered. Therefore, if claims arise in the future related to past operations, we cannot give assurances that those claims will be covered by the Shell Chemicals’ indemnity and also cannot be certain that any amounts recoverable will be sufficient to satisfy claims against us.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial or corrective actions during the years ended December 31, 2017, 2016, or 2015.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2017, other than operating leases.

Contractual Obligations
Our principal outstanding contractual obligations relate to the Term Loan Facility, Senior Notes, KFPC Loan Agreement, interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with raw materials. The following table summarizes our contractual cash obligations as of December 31, 2017 for the periods indicated.

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	2023 and thereafter
	(In millions)
Long-term debt obligations	$1,683.7	$42.6	$33.5	$83.5	$0.2	$683.5	$840.4
Estimated interest payments on debt	578.2	106.7	106.2	105.6	107.2	74.8	77.7
Operating lease obligations	90.2	23.4	20.9	17.9	10.7	6.7	10.6
Capital lease obligation	2.1	0.9	0.2	0.2	0.2	0.2	0.4
Purchase obligations (1) (2)	2,902.3	384.6	257.0	215.1	211.0	212.7	1,621.9
Uncertain tax positions, including interest and penalties (3)	24.4	—	—	—	—	—	24.4
Estimated pension obligations (4)	13.2	13.2	—	—	—	—	—
Total contractual cash obligations	$5,294.1	$571.4	$417.8	$422.3	$329.3	$977.9	$2,575.4
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

(3)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2023 and beyond.”

(4)
This represents our expected 2018 minimum pension contributions. Due to the complexity of aligning future assumptions for multiple pension plans subsequent to the acquisition of Arizona Chemical, we have changed the methodology and presentation for the pension obligations from prior annual reports.

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
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2017 consist of a series of non-deliverable forward contracts.
Interest rate risk. Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities are, and additional borrowings in the future may be, that bear interest at variable rates, thereby exposing us to interest rate risk. At December 31, 2017, approximately $841.6 million of our debt was variable rate debt.
We entered into a series of interest rate swaps for a portion of the forecasted USD Tranche whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, the interest rate swaps we entered may not fully mitigate our interest rate risk. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10%, from the rates as of December 31, 2017 for the life of the interest rate swap agreement, which would result in a change of $2.6 million in accumulated other comprehensive income (loss) as of December 31, 2017.
As a result of the interest rate swaps and our variable interest rate floors, a hypothetical 10% change in interest rates would not materially impact our interest expense. However, we may incur additional interest expense in the future if the variable interest rates increase higher than our applicable interest rate floors.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2016, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $77.7 million at December 31, 2017 and $68.9 million at December 31, 2016. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $7.8 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2017. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2018 would negatively impact our pre-tax income by $5.8 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Our raw materials are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2017, a hypothetical 10.0% change in the market price for these raw materials would change our 2018 cost of goods sold by $34.9 million.

Item 8.	Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2017, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2018 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Corporation

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2017 and 2016

(iii)	Consolidated Statements of Operations—years ended December 31, 2017, 2016, and 2015

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2017, 2016, and 2015

(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2017, 2016, and 2015

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2017, 2016, and 2015

(vii)	Notes to consolidated financial statements
2. Exhibits
The exhibits listed under Item 15(b) below are filed as part of, or incorporated by reference into, this report and are on file with us.
(b) Exhibits
Item 15 (b). Exhibits
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

3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc.** (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Form S-3 filed with the SEC on August 25, 2015)

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

4.1
Specimen Stock Certificate of Kraton Corporation’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.2
Indenture, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 10.5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

4.3
Supplemental Indenture No. 1, dated as of March 14, 2016, among AZ Chem Partners I LLC and AZ Chem Partners II LLC, as guaranteeing subsidiaries, and Wells Fargo Bank National Association, as trustee, relating to the 10.5% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 16, 2016)

4.4
Indenture, dated as of March 24, 2017, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7.000% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 27, 2017)

Exhibit No	Description of Exhibits
10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2
Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.3
First Amendment to Credit and Guarantee Agreement, dated as of July 6, 2016, among Kraton Polymers LLC, as Borrower, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2017).

10.4
Second Amendment to Credit and Guarantee Agreement, dated as of January 9, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on January 10, 2017)

10.5
Third Amendment to Credit and Guarantee Agreement, dated as of June 13, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017)

10.6
Fourth Amendment to Credit and Guarantee Agreement, dated as of August 16, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.7
Pledge and Security Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Grantors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.8
Amended and Restated Loan, Security and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers U.S. LLC and Arizona Chemical Company, LLC, as Borrowers and Guarantors, Kraton Performance Polymers, Inc., as Parent, Kraton Polymers LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., and AZ Chem US Inc., as Guarantors, Kraton Polymers Nederland B.V., as Dutch Borrower, the Foreign Guarantors party thereo, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.9
First Amendment to Amended and Restated Loan, Security and Guarantee Agreement, dated as of August 16, 2017, by and among Kraton Corporation, as Parent, Kraton Polymers U.S. LLC, Kraton Chemical, LLC, and Kraton Polymers Nederland B.V., as Borrowers, certain other subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time, and Bank of America, N.A., in its capacity as collateral agent, administrative agent and security trustee (incorporated by reference to Exhibit 10.2 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.10
Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.11
Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (Mailiao) (incorporated by reference to Exhibit 10.4 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

Exhibit No	Description of Exhibits
10.12
Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.13
Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

10.14
Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of July 1, 1999, among Infineum USA LP, Shell Oil Kraton and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.15
Amendment No. 1 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 23, 2007 (incorporated by reference to Exhibit 10.69 to the Kraton Corporation’s Form S-1 filed with the SEC on November 20, 2009)

10.16
Amendment No. 2 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.70 to the Kraton Corporation’s Form S-1 filed with the SEC on November 20, 2009)

10.17
Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.18
Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.19
Business Lease, dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.20
Amendment to the Business Lease dated March 31, 2000 between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (Wesseling) (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.21
Lease Agreement dated as of February 28, 2007 between International Paper Company and Arizona Chemical Company (Savannah) (incorporated by reference to Exhibit 10.17 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.22
Oulu Land Lease Agreement dated effective as of 30 August 1996 between Enso Oy and Forchem Oy (Oulu)(incorporated by reference to Exhibit 10.18 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.23
Amendment for Land Lease Contract dated 15 February 2013 between Stora Enso Oyj and Arizona Chemical Oy (Oulu) (incorporated by reference to Exhibit 10.19 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.24+
Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.25+
Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

10.26+
Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013 (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.27+
Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Corporation’s Form S-1/A filed with the SEC on December 2, 2009)

10.28+
TJ Chemical Holdings LLC 2004 Option Plan (as amended and restated November 30, 2009) (incorporated by reference to Exhibit 10.53 to the Kraton Corporation’s Form S-1/A filed with the SEC on December 2, 2009)

Exhibit No	Description of Exhibits
10.29+
Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.30+	Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Quarterly on Form 10-Q filed with the SEC on April 27, 2017)

10.31+
Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.13 to Post-Effective Amendment No. 2 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.32+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 2 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.33+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 2 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.34+
Form of Kraton Corporation Nonqualified Option Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.16 to Post-Effective Amendment No. 2 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.35+
Form of Kraton Corporation Cash Settled Restricted Stock Unit Award Agreement under the Kraton Corporation Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.17 to Post-Effective Amendment No. 2 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.36+
Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.37+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.38+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.5 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.39+
Form of Kraton Corporation Nonqualified Option Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.6 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.40+
Form of Kraton Corporation Cash Settled Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.7 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.41+
Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.42+
Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.43+
Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.44+
Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.45+	Summary of Terms of Kraton Corporation Cash Incentive Plan for 2017 (incorporated by reference to Kraton Corporation’s Current Reports on Form 8-K filed with the SEC on February 21, 2017)

Exhibit No	Description of Exhibits
10.46+
Kraton Corporation Executive Severance Program effective as of November 1, 2011, as amended and restated September 12, 2017 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-k filed with the SEC on September 18, 2017)

10.47+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.48+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Corporation’s Form S-1 filed with the SEC on December 2, 2009)

10.49+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.50+
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

101*
The following materials from Kraton Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (vi) Notes to Consolidated Financial Statements.

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

**
On September 14, 2016, Kraton Performance Polymers, Inc. changed its corporate name to Kraton Corporation. Accordingly, filings made prior to such date were made under the name Kraton Performance Polymers, Inc.

(c). Financial Statement Schedule
See Schedule II.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2018

Kraton Corporation

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer
This report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ STEPHEN E. TREMBLAY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Stephen E. Tremblay

/S/ CHRIS H. RUSSELL	Chief Accounting Officer (Principal Accounting Officer)
Chris H. Russell

*	Director
Shelley J. Bausch

*	Director
Mark A. Blinn

*	Director
Anna C. Catalano

*	Director
Dominique Fournier

*	Director
John J. Gallagher

*	Director
Barry J. Goldstein

*	Director
Francis S. Kalman

*	Director and Chairman
Dan F. Smith

*	Director
Karen A. Twitchell

*By:	/S/ STEPHEN E. TREMBLAY
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Kraton Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

Houston, Texas
February 21, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kraton Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kraton Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
February 21, 2018

KRATON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$89,052	$121,749
Receivables, net of allowances of $824 and $814	196,683	200,860
Inventories of products	367,796	327,996
Inventories of materials and supplies	25,643	22,392
Prepaid expense	13,963	35,851
Other current assets	36,615	37,658
Total current assets	729,752	746,506
Property, plant, and equipment, less accumulated depreciation of $526,759 and $411,418	958,723	906,722
Goodwill	774,319	770,012
Intangible assets, less accumulated amortization of $197,318 and $144,946	406,863	439,198
Investment in unconsolidated joint venture	12,380	11,195
Debt issuance costs	2,340	3,511
Deferred income taxes	8,462	6,907
Other long-term assets	39,688	22,594
Total assets	$2,932,527	$2,906,645
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$42,647	$41,825
Accounts payable-trade	169,265	150,081
Other payables and accruals	119,624	130,398
Due to related party	19,176	14,669
Total current liabilities	350,712	336,973
Long-term debt, net of current portion	1,574,881	1,697,700
Deferred income taxes	148,148	211,396
Other long-term liabilities	192,267	170,339
Total liabilities	2,266,008	2,416,408
Commitments and contingencies (note 12)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,605 shares issued and outstanding at December 31, 2017; 30,960 shares issued and outstanding at December 31, 2016	316	310
Additional paid in capital	377,957	361,682
Retained earnings	356,503	254,439
Accumulated other comprehensive loss	(98,295)	(158,530)
Total Kraton stockholders’ equity	636,481	457,901
Noncontrolling interest	30,038	32,336
Total equity	666,519	490,237
Total liabilities and equity	$2,932,527	$2,906,645

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,960,362	$1,744,104	$1,034,626
Cost of goods sold	1,418,459	1,265,079	805,970
Gross profit	541,903	479,025	228,656
Operating expenses:
Research and development	40,725	39,491	31,024
Selling, general, and administrative	161,892	177,625	117,308
Depreciation and amortization	137,162	125,658	62,093
Operating income	202,124	136,251	18,231
Disposition and exit of business activities	—	28,416	—
Loss on extinguishment of debt	(35,389)	(13,423)	—
Earnings of unconsolidated joint venture	486	394	406
Interest expense, net	(132,459)	(138,952)	(24,223)
Income (loss) before income taxes	34,762	12,686	(5,586)
Income tax benefit (expense)	57,884	91,954	(6,943)
Consolidated net income (loss)	92,646	104,640	(12,529)
Net loss attributable to noncontrolling interest	4,903	2,668	1,994
Net income (loss) attributable to Kraton	$97,549	$107,308	$(10,535)
Earnings (loss) per common share:
Basic	$3.12	$3.48	$(0.34)
Diluted	$3.07	$3.43	$(0.34)
Weighted average common shares outstanding:
Basic	30,654	30,180	30,574
Diluted	31,140	30,621	30,574

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss) attributable to Kraton	$97,549	$107,308	$(10,535)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	63,077	(6,736)	(44,125)
Unrealized gain on cash flow hedges, net of tax of $584 and tax benefit of $290	3,156	515	—
Reclassification of loss on cash flow hedge	879	—	—
(Increase) decrease in benefit plans liability, net of tax of $2,241, $4,392, and $2,683	(6,877)	(13,741)	4,775
Other comprehensive income (loss), net of tax	60,235	(19,962)	(39,350)
Comprehensive income (loss) attributable to Kraton	157,784	87,346	(49,885)
Comprehensive loss attributable to noncontrolling interest	(2,298)	(1,916)	(3,416)
Consolidated comprehensive income (loss)	$155,486	$85,430	$(53,301)

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	$318	$361,342	$168,041	$(99,218)	$430,483	$37,668	$468,151
Net loss	—	—	(10,535)	—	(10,535)	(1,994)	(12,529)
Other comprehensive loss	—	—	—	(39,350)	(39,350)	(1,422)	(40,772)
Retired treasury stock from employee tax withholdings	—	(578)	—	—	(578)	—	(578)
Retired treasury stock from share repurchases	(16)	(20,930)	(10,375)	—	(31,321)	—	(31,321)
Exercise of stock options	1	1,025	—	—	1,026	—	1,026
Non-cash compensation related to equity awards	3	9,012	—	—	9,015	—	9,015
Balance at December 31, 2015	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	107,308	—	107,308	(2,668)	104,640
Other comprehensive income (loss)	—	—	—	(19,962)	(19,962)	752	(19,210)
Retired treasury stock from employee tax withholdings	(1)	(974)	—	—	(975)	—	(975)
Exercise of stock options	2	4,454	—	—	4,456	—	4,456
Non-cash compensation related to equity awards	3	8,331	—	—	8,334	—	8,334
Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	97,549	—	97,549	(4,903)	92,646
Other comprehensive income	—	—	—	60,235	60,235	2,605	62,840
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	4,515	—	4,515	—	4,515
Retired treasury stock from employee tax withholdings	(1)	(2,297)	—	—	(2,298)	—	(2,298)
Exercise of stock options	5	10,947	—	—	10,952	—	10,952
Non-cash compensation related to equity awards	2	7,625	—	—	7,627	—	7,627
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$92,646	$104,640	$(12,529)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	137,162	125,658	62,093
Amortization of debt premium and original issue discount	6,169	7,987	(174)
Amortization of debt issuance costs	8,420	8,741	2,233
Loss on disposal of property, plant, and equipment	514	665	237
Disposition and exit of business activities	—	(28,416)	—
Loss on extinguishment of debt	35,389	13,423	—
Earnings (loss) from unconsolidated joint venture, net of dividends received	(49)	15	(43)
Deferred income tax benefit	(66,004)	(12,609)	(3,114)
Release of valuation allowance	—	(86,273)	—
Share-based compensation	7,627	8,334	9,015
Decrease (increase) in:
Accounts receivable	19,237	(17,526)	(5,149)
Inventories of products, materials, and supplies	(22,269)	26,252	47,530
Other assets	12,941	(8,181)	(5,466)
Increase (decrease) in:
Accounts payable-trade	8,275	13,177	(7,910)
Other payables and accruals	13,463	(23,455)	21,232
Other long-term liabilities	(1,802)	5,881	(163)
Due to related party	3,721	155	(3,945)
Net cash provided by operating activities	255,440	138,468	103,847
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(99,223)	(99,205)	(57,065)
KFPC purchase of property, plant, and equipment	(17,103)	(20,386)	(69,105)
Purchase of software and other intangibles	(6,265)	(5,862)	(2,572)
Acquisition, net of cash acquired	—	(1,312,105)	—
Sale of assets	—	72,803	—
Net cash used in investing activities	(122,591)	(1,364,755)	(128,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	739,167	1,787,965	30,000
Repayments of debt	(938,006)	(485,133)	(30,000)
KFPC proceeds from debt	48,207	36,896	80,094
KFPC repayments of debt	(16,244)	—	—
Capital lease payments	(964)	(272)	(133)
Purchase of treasury stock	(2,298)	(975)	(31,899)
Proceeds from the exercise of stock options	10,952	4,456	1,026
Settlement of interest rate swap	(879)	(5,155)	—
Settlement of foreign currency hedges	(716)	—	—
Debt issuance costs	(14,330)	(57,646)	(1,957)
Net cash provided by (used in) financing activities	(175,111)	1,280,136	47,131
Effect of exchange rate differences on cash	9,565	(2,149)	(6,005)
Net increase (decrease) in cash and cash equivalents	(32,697)	51,700	16,231
Cash and cash equivalents, beginning of period	121,749	70,049	53,818
Cash and cash equivalents, end of period	$89,052	$121,749	$70,049
Supplemental disclosures:
Cash paid (received) during the period for income taxes, net of refunds received	$(5,395)	$10,723	$6,340
Cash paid during the period for interest, net of capitalized interest	$103,995	$115,706	$21,157
Capitalized interest	$4,042	$5,825	$4,185
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$19,720	$31,677	$16,883
Asset acquired through capital lease	$—	$1,679	$681

See Notes to Consolidated Financial Statements

KRATON CORPORATION
Notes to Consolidated Financial Statements

1. Description of Business, Basis of Presentation and Significant Accounting Policies
Description of Business. We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying consolidated financial statements since the date of acquisition.
Basis of Presentation. The accompanying consolidated financial statements are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated.
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
Receivables. Receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience, and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have significant off-balance sheet credit exposure related to our customers.
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
Major Maintenance Activities. Major maintenance is expensed as incurred.
Goodwill. We record goodwill when the purchase price of an acquired business exceeds the fair value of the net identifiable assets acquired. Goodwill is allocated to the reporting unit level based on the estimated fair value at the date of acquisition. Goodwill was recorded as a result of the Arizona Chemical Acquisition and is recorded in the Chemical operating segment.
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. The assessment is performed in three steps. We assess qualitative factors, or step zero, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment exists utilizing the qualitative method, we then utilize step one to test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches through the application of discounted cash flows to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. If potential impairments are identified, we perform step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, “Asset Retirement Obligations.” ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense.
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
Pension and Other Postretirement Plans. We sponsor noncontributory defined benefit pension plans and a post-retirement benefit plan. We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans.
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
Research and Development Expenses. Research and development costs are expensed as incurred.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period.
We estimate the fair value of performance-based restricted share units using a combination of Monte Carlo simulations and internal metrics. The expected term represents the period of time that performance share units granted are expected to be outstanding. Our expected volatilities are based on historical volatilities for Kraton and the members of the peer group. The risk free interest rate for the periods within the contractual life of the performance-based restricted share units is equal to the yield, as of the valuation date, of the zero coupon U.S. Treasury STRIPS that have a remaining term equal to the length of the remaining performance period. The expected dividend yield is assumed to be zero, which is the equivalent of reinvesting dividends in the underlying company's stock. Forfeitures are recognized when they occur. See Note 5 Share-Based Compensation to the consolidated financial statements.
Leases. Our leases are classified as either operating or capital leases at the inception of the lease. A lease is deemed a capital lease when any one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term is 75% or more of the asset’s useful life; or (4) the net present value of future minimum lease payments is equal to 90% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the lease payment schedule, and is offset by an asset purchased pursuant to the lease which is depreciated over the lesser of the lease term or the asset useful life, in accordance with our depreciation policy. For operating leases that contain escalating rent payment clauses, we use the straight-line method to record lease expense.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances. See Note 11 Income Taxes to the consolidated financial statements.

We provide liabilities for uncertain tax positions for federal, state, local, and international exposures, including interest and penalties, relating to periods subject to audit. The development of liabilities for uncertain tax positions for these exposures requires judgment about tax issues, potential outcomes, and timing. We assess tax positions and record tax benefits based upon management's evaluation of facts, circumstances, and information available at the respective reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority. For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817). The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); (7) intrinsic value (nonpublic only). The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We adopted ASU 2016-09 as of January 1, 2017. The element of the update that has an impact on our financial statements is the accounting for income taxes. Excess tax benefits and tax deficiencies on stock-based compensation awards are now included in our tax provision within our consolidated statement of operations as discrete items in the reporting period in which they occur, rather than previous accounting of recording in additional paid-in capital on our consolidated balance sheets. The Company reversed deferred tax liabilities of $4.5 million for all excess tax deficiencies or benefits that had not been previously recognized as a cumulative-effect adjustment to retained earnings. Prior to January 1, 2017, the employee share-based compensation expense was recorded net of estimated forfeiture rates and subsequently adjusted at the vesting date, as appropriate. On a go forward basis, we elected to recognize actual forfeiture rates by reducing the employee share-based compensation expense in the same period as the forfeitures occur. The adoption of this accounting standard did not impact our consolidated statements of operations or consolidated statements of cash flows for the periods presented.

New Accounting Standards to be Adopted in Future Periods
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time, when ownership and risk of loss transfers. These are largely un-impacted by the new standard. We completed our analysis during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2014-09 and its amendment on a modified retrospective effective January 1, 2018. Although there is no material impact, will will have expanded disclosures in our notes to consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires that an entity must recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. We are still analyzing the quantitative impact of adoption; therefore, the effects of this standard on our financial position, results of operations, and cash flows are not yet known. As we complete our overall assessment, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Our assessment will be completed during fiscal year 2018 and we expect to adopt the ASU 2016-02 effective January 1, 2019.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Our analysis of ASU 2016-15 was completed during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-15 effective January 1, 2018.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $6.5 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively. Our evaluation of this standard is currently ongoing and we will adopt ASU 2017-07 effective on January 1, 2018.
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
Disposition of Joint Venture
In May 2016, as the result of a legal settlement with our joint venture partner BASF, S.A., we dissolved our joint venture in Paulinia, Brazil. As part of the settlement, we obtained 100% interests in the joint venture and the real estate, building, and other assets of the joint venture located at our Paulinia, Brazil, manufacturing facility. In accordance with ASC 323-10-35 Dissolution of a Joint Venture, we recorded a gain of $3.2 million during the year ended December 31, 2016 for the fair market value of these assets less the carrying value of our investment in the joint venture.
Sale of Belpre Compounding Unit
On January 29, 2016, we sold certain assets including intellectual property, inventory, equipment, and other intangible assets associated with our Belpre, Ohio, compounding unit (the “BCU”) for total proceeds of $72.8 million. We recognized a gain on the sale of $38.2 million during the year ended December 31, 2016. In connection with the sale, we entered into an exclusive polymer supply agreement with a seven year term and a compound manufacturing agreement for a transition period of up to two years with the purchaser. During the fourth quarter of 2016, we amended the polymer supply agreement and settled a dispute with the buyer resulting in a $7.6 million charge to our consolidated statements of operations.
Exit of Solution Resinates
In December 2016, we exited our solution resinates product line and recorded a loss related to this exit activity of $4.4 million during the year ended December 31, 2016. This loss includes $2.9 million for the write off of fixed assets and $1.5 million associated with demolition costs and disposal of inventory.
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation, which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817), we now recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. Share-based compensation expense was approximately $7.6 million, $8.3 million, and $9.0 million, tax effected by $2.7 million and $3.0 million for the years ended December 31, 2017 and 2016, respectively, and there was no tax impact in 2015 due to our net loss. Our unrecognized compensation expense related to our share-based awards was as follows as of December 31, 2017:

	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period
	(In thousands)
Restricted stock awards	$4,788	1.10
Restricted stock units	$1,069	1.11
Performance stock units	$4,187	1.12
2016 Equity and Cash Incentive Plan. On May 18, 2016, the stockholders approved the Kraton Corporation 2016 Equity and Cash Incentive Plan (the “2016 Plan”). The 2016 Plan replaced the Company's 2009 Equity Incentive Plan and shares forfeited in the 2009 Equity Incentive Plan will be added to the 2016 Plan until 2019. Under the 2016 Plan, there are a total of 2,771,356 shares of our common stock reserved for issuance. As of December 31, 2017 and 2016 there were 1,960,748 and 2,704,829 shares of our common stock available for issuance, respectively.

Non-qualified Stock Option Activity
Non-qualified option activities for the year ended December 31, 2017 are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Outstanding at December 31, 2016	1,173	$24.94
Granted	—	—
Exercised	(469)	23.32
Forfeited	—	—
Expired	(28)	36.40
Outstanding at December 31, 2017	676	$25.59	$15,722	3.64
Exercisable at December 31, 2017	676	$25.59	$15,722	3.64
________________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2017.
These options have a ten year term. During the year ended December 31, 2017, net proceeds of $11.0 million were received from the exercise of stock options.

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Options exercised	$469	$229	$64
Total intrinsic value of options exercised	$11,667	$2,080	$411
Restricted Stock Awards and Restricted Stock Units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted share units. Holders of restricted share units do not have any beneficial ownership in the common stock underlying the restricted share units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted share units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death/disability of the participant. We awarded 180,666, 257,141, and 280,353 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2017, 2016, and 2015, respectively. We issued 25,975, 39,504, and 32,584 shares of common stock to members of the board of directors during the years ended December 31, 2017, 2016, and 2015, respectively, which vested on the grant date. We granted 40,189, 77,757, and 52,845 restricted share units to our employees during the years ended December 31, 2017, 2016, and 2015, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted share units granted, vested, and forfeited during 2017.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2016	586	$20.50	134	$18.56
Granted	207	28.25	40	27.90
Vested	(207)	24.92	(45)	21.21
Forfeited	(26)	20.99	(2)	22.23
Non-vested shares at December 31, 2017	560	$21.70	127	$20.16
The aggregate intrinsic value was $7.6 million and the weighted average remaining contractual term was 1.11 for restricted stock units.
The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 pursuant to restricted stock awards and restricted share units was $7.4 million, $4.0 million, and $3.6 million, respectively.

Performance Share Units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria and time vesting established at grant. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our Compensation Committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock from 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 163,846, 287,819, and 240,536 performance share units to our employees during the years ended December 31, 2017, 2016, and 2015, respectively.
The following table represents the non-vested performance share units granted, vested, and forfeited during 2017.

	Shares	Weighted- average Grant-date Fair Value	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2016	464	$20.19
Granted	164	31.45
Vested	(28)	26.97
Forfeited	(14)	25.18
Non-vested shares at December 31, 2017	586	$22.72	$28,627	1.12
________________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2017.
The total fair value of shares vested during the year ended December 31, 2017 pursuant to performance share units was $0.8 million.
Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2017, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted were as follows:

	2017	2016	2015
Risk-free interest rate	1.55%	0.83%	0.95%
Expected dividend yield	—%	—%	—%
Expected volatility	37.4%	33.0%	29.7%
Fair value per performance share award	$34.84	$19.24	$24.75

6. Detail of Certain Balance Sheet Accounts

	December 31,
	2017	2016
	(In thousands)
Inventories of products:
Finished products	$270,562	$248,143
Work in progress	6,925	5,648
Raw materials	100,594	86,864
Inventories of products, gross	378,081	340,655
Inventory reserves	(10,285)	(12,659)
Inventories of products, net	$367,796	$327,996
Property, plant, and equipment:
Land	$38,176	$34,109
Buildings	171,506	131,036
Plant and equipment (1)	1,208,199	910,658
Construction in progress	67,601	242,337
Property, plant, and equipment	1,485,482	1,318,140
Less accumulated depreciation	526,759	411,418
Property, plant, and equipment, net of accumulated depreciation	$958,723	$906,722
Intangible assets:
Contractual agreements	$264,581	$258,646
Technology	146,449	145,320
Customer relationships	60,547	59,977
Tradenames/trademarks	80,138	77,666
Software	52,466	42,535
Intangible assets	604,181	584,144
Less accumulated amortization:
Contractual agreements	44,435	20,757
Technology	53,086	44,698
Customer relationships	33,871	31,863
Tradenames/trademarks	35,770	25,363
Software	30,156	22,265
Accumulated amortization	197,318	144,946
Intangible assets, net of accumulated amortization	$406,863	$439,198
________________________________________________

(1)	Plant and equipment includes $5.6 million and $7.2 million of assets related to capital leases as of December 31, 2017 and December 31, 2016, respectively.

	December 31,
	2017	2016
	(In thousands)
Other payables and accruals:
Employee related	$41,250	$33,947
Interest payable	23,615	10,135
Property, plant, and equipment accrual	10,404	26,260
Other	44,355	60,056
Total other payables and accruals	$119,624	$130,398
Other long-term liabilities:
Pension and other postretirement benefits	$147,209	$138,188
Other	45,058	32,151
Total other long-term liabilities	$192,267	$170,339

Depreciation expense for property, plant, and equipment was approximately $84.5 million, $80.5 million, and $50.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Amortization expense for intangible assets was approximately $52.4 million, $44.9 million, and $11.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(In thousands)
2018	$49,974
2019	$41,718
2020	$38,400
2021	$37,119
2022	$36,776
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain on Cash Flow Hedges		Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax		Total
	(In thousands)
Balance at December 31, 2015	$(65,995)	$—		$(1,926)	$(70,647)		$(138,568)
Other comprehensive income (loss) before reclassifications	(6,736)	515		—	(16,157)		(22,378)
Amounts reclassified from accumulated other comprehensive loss	—			—	2,416	(1)	2,416
Net other comprehensive income (loss) for the year	(6,736)	515		—	(13,741)		(19,962)
Balance at December 31, 2016	(72,731)	515		(1,926)	(84,388)		(158,530)
Other comprehensive income (loss) before reclassifications	63,077	3,156		—	(9,040)		57,193
Amounts reclassified from accumulated other comprehensive loss	—	879	(2)	—	2,163	(1)	3,042
Net other comprehensive income (loss) for the year	63,077	4,035		—	(6,877)		60,235
Balance at December 31, 2017	$(9,654)	$4,550		$(1,926)	$(91,265)		$(98,295)
________________________________________________

(1)
The reclassifications from accumulated other comprehensive loss is for the change in benefit plans liability represents amortization of net actuarial losses and prior service costs. The tax impact was $0.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively. These costs are allocated between cost of goods sold, selling, general, and administrative and research and development expenses in the Consolidated Statement of Operations. See Note 13. Employee Benefits for further information related to net periodic benefit cost for pension and other post-retirement benefit plans.

(2)
The reclassifications from accumulated other comprehensive loss is related to the exit of interest rate swaps related to prepayments under our USD Tranche. The tax impact was $0.1 million for the year ended December 31, 2017. These costs are recorded in loss on extinguishment of debt in the Consolidated Statement of Operations.

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
Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards are considered to be participating securities and therefore the two-class method is used for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock. These shares are subject to forfeiture and restrictions on transfer until vested and have identical voting, income, and distribution rights to the unrestricted common shares outstanding.
We withheld 68,815, 55,821, and 28,273 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2017, 2016, and 2015, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
The computation of diluted EPS excludes weighted average restricted share units of 134,038 for the year ended December 31, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for this period. The computation of diluted EPS excludes weighted average performance share units of 33,296 for the year ended December 31, 2015, as they are anti-dilutive due to a net loss attributable to Kraton for this period. In addition, the computation of diluted EPS also excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 585,838, 436,143, and 296,684 at December 31, 2017, 2016, and 2015, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive. We did not exclude any options for the year ended December 31, 2017 and excluded 284,690 and 1,465,609 for the years ended December 31, 2016, and 2015, respectively.
The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$97,549	31,241
Amounts allocated to unvested restricted shares	(1,832)	(587)
Amounts available to common stockholders	95,717	30,654	$3.12
Diluted:
Amounts allocated to unvested restricted shares	1,832	587
Non participating share units		170
Stock options added under the treasury stock method		316
Amounts reallocated to unvested restricted shares	(1,804)	(587)
Amounts available to stockholders and assumed conversions	$95,745	31,140	$3.07

	Year Ended December 31, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$107,308	30,843
Amounts allocated to unvested restricted shares	(2,307)	(663)
Amounts available to common stockholders	105,001	30,180	$3.48
Diluted:
Amounts allocated to unvested restricted shares	2,307	663
Non participating share units		205
Stock options added under the treasury stock method		236
Amounts reallocated to unvested restricted shares	(2,274)	(663)
Amounts available to stockholders and assumed conversions	$105,034	30,621	$3.43

	Year Ended December 31, 2015
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$(10,535)	31,128
Amounts allocated to unvested restricted shares	187	(554)
Amounts available to common stockholders	(10,348)	30,574	$(0.34)
Diluted:
Amounts allocated to unvested restricted shares	(187)	554
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	187	(554)
Amounts available to stockholders and assumed conversions	$(10,348)	30,574	$(0.34)
Share Repurchase Program. On October 27, 2014, our board of directors approved a share repurchase program, which allowed for the repurchase of outstanding shares of our common stock having an aggregate purchase price of up to $50.0 million. We repurchased shares of our common stock in the open market at prevailing market prices and through a trading program under Rule 10b5-1. From the inception of the program through December 31, 2015, we repurchased a total of 2,549,683 shares of our common stock at an average price of $19.58 per share and a total cost of $50.0 million (including trading commissions). The share repurchase plan was financed with available cash and the program was completed in 2015.

8. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2017				December 31, 2016
	Principal	Discount	Debt Issuance Cost	Total	Principal	Discount	Debt Issuance Cost	Total
	(In thousands)
USD Tranche	$485,000	$(13,373)	$(13,986)	$457,641	$1,278,000	$(34,085)	$(31,662)	$1,212,253
Euro Tranche	198,265	—	(3,517)	194,748	—	—	—	—
10.5% Senior Notes	440,000	(13,267)	(14,409)	412,324	440,000	(15,038)	(16,329)	408,633
7.0% Senior Notes	400,000	—	(7,424)	392,576	—	—	—	—
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	149,919	—	(196)	149,723	115,854	—	(257)	115,597
KFPC Revolving Credit Facilities	8,430	—	—	8,430	—	—	—	—
Capital lease obligation	2,086	—	—	2,086	3,042	—	—	3,042
Total debt	1,683,700	(26,640)	(39,532)	1,617,528	1,836,896	(49,123)	(48,248)	1,739,525
Less current portion of total debt	42,647	—	—	42,647	41,825	—	—	41,825
Long-term debt	$1,641,053	$(26,640)	$(39,532)	$1,574,881	$1,795,071	$(49,123)	$(48,248)	$1,697,700
Senior Secured Term Loan Facility. In January 2016, we entered into a senior secured term loan facility (the “Term Loan Facility”) pursuant to which Kraton Polymers LLC (the “U.S. Term Loan Borrower”) made U.S. dollar denominated term loan borrowings in an aggregate principal amount of $1,350.0 million. On August 16, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Credit Amendment”) pursuant to which Kraton Polymers Holdings B.V., a wholly-owned Dutch subsidiary of Kraton Corporation (the “Euro Term Loan Borrower” and, together with the U.S. Term Loan Borrower, the “Term Loan Borrowers”), borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million, or approximately $312.4 million. The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down $366.0 million of the outstanding borrowings under the USD Tranche. As of December 31, 2017, we had $485.0 million in borrowings under the USD Tranche and €165.0 million, or approximately $198.3 million, in borrowings under the Euro Tranche. The outstanding borrowings under the USD Tranche also reflect prepayments in the amount of $72.0 million during the three months ended March 31, 2016 using proceeds received from the sale of our compounding business, and a prepayment in the amount of $392.0 million during the three months ended March 31, 2017, using the proceeds received in connection with the offering of the 7.0% Senior Notes (see below description of borrowings).
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
10.5% Senior Notes due 2023. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $440.0 million aggregate principal amount of 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) that mature on April 15, 2023. The 10.5% Senior Notes are general unsecured, senior obligations and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the 10.5% Senior Notes at 10.5% per annum, semi-annually in arrears on April 15 and October 15 of each year. Prior to October 15, 2018, we may redeem up to 40.0% of the aggregate principal amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at a redemption price equal to 110.5% of the principal amount of the 10.5% Senior Notes plus accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2018, we may redeem some or all of the 10.5% Senior Notes at a redemption price equal to 100.0% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, to the redemption date and a “make-whole” premium. On or after October 15, 2018, 2019, 2020, and 2021 and thereafter, we may redeem all or a part of the 10.5% Senior Notes for 107.875%, 105.250%, 102.625%, and 100.0% of the principal amount, respectively.
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
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of December 31, 2017. Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.

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
All obligations under the ABL Facility are secured, subject to certain exceptions, by (i) a first-priority security interest in, among other things, accounts receivable, inventory and cash of the ABL U.S. Guarantors (the “ABL Priority Collateral”), and (ii) a perfected second-priority security interest in substantially all tangible and intangible assets of the ABL U.S. Guarantors that are not ABL Priority Collateral. Certain foreign obligations under the ABL Facility are also secured, subject to certain exceptions, by, a first priority security interest in, among other things, accounts, inventory and cash of the ABL Dutch Guarantors.
The ABL Facility contains a number of customary affirmative and negative covenants, including a financial covenant requiring us to maintain a minimum fixed charge coverage ratio of 1.0:1.0 if borrowing availability under the ABL Facility is below a specified amount. As of the date of this filing, we were in compliance with the covenants under the ABL Facility.
KFPC Loan Agreement. On July 17, 2014, KFPC executed a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or approximately $185.5 million (converted at the December 31, 2017 exchange rate), to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.3 billion Tranche A, or approximately $144.7 million, to fund KFPC’s capital expenditures, and a NTD 1.2 billion Tranche B, or approximately $40.8 million, to fund working capital requirements and/or general corporate purposes. As of December 31, 2017, NTD 4.4 billion, or approximately $149.9 million, was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the year ended December 31, 2017, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants which change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 2.0 to 1.0 in 2017 and 1.2 to 1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. Due to a waiver received from the majority of lenders, we are no longer subject to the 2017 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50.0% of the indebtedness.
KFPC Revolving Credit Facilities. During the fourth quarter of 2017, KFPC executed two revolving credit facilities to provide funding for working capital requirements and/or general corporate purposes. The revolving credit facility in the amount of NTD 700.0 million, or approximately $23.1 million, expires September 29, 2018 (the “NTD 700.0 million Facility”) and the revolving credit facility in the amount of NTD 500.0 million, or approximately $16.9 million, expires November 20, 2018 (the “NTD 500.0 million Facility”). Both revolving credit facilities are subject to a variable interest rate. Interest on borrowings denominated in NTD for the NTD 700.0 million Facility are composed of the adjustable rate for consumer loans plus a 0.21% margin, subject to a 1.2% floor and interest on borrowings denominated in NTD for the NTD 500.0 million Facility are composed of TAIBOR plus a premium of 0.5%. As of December 31, 2017, NTD 250 million, or approximately $8.4 million, was drawn on the NTD 700.0 million Facility and we had no borrowing under the NTD 500.0 million Facility.
Debt Issuance Costs. We capitalize debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization of debt issuance costs are recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt.
In connection with our January 2017 repricing of our USD Tranche and our offering of 7.0% Senior Notes in March 2017, we deferred $2.0 million and $7.8 million of debt issuance costs, respectively. In connection with our August 2017 repricing of our USD Tranche and borrowings under our Euro Tranche, we deferred $1.3 million and $3.9 million of debt issuance costs, respectively. We recorded a $33.7 million loss on extinguishment of debt related to previously capitalized deferred financing costs and original issue discount on our Term Loan Facility in connection with our $758.0 million pay down of our Term Loan Facility during the year ended December 31, 2017.
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
We had net debt issuance cost of $43.0 million as of December 31, 2017, of which $3.5 million related to our ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $39.5 million is recorded as a reduction to long-term debt. We had net debt issuance cost of $52.9 million as of December 31, 2016, of which $4.7 million related to our ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $48.2 million is recorded as a reduction to long-term debt. We amortized $8.4 million, $8.7 million, and $2.2 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2017, are as follows:

December 31:	Principal Payments
(In thousands)
2018	$42,647
2019	33,484
2020	83,467
2021	190
2022	683,467
Thereafter	840,445
Total debt	$1,683,700
See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements for fair value information related to our long-term debt.

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,629	$—	$1,629	$—
Derivative asset – noncurrent	Other long-term assets	3,801	—	3,801	—
Retirement plan asset—noncurrent	Other long-term assets	2,435	2,435	—	—
Derivative liability – current	Other payables and accruals	399	—	399	—
Total		$8,264	$2,435	$5,829	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$243	$—	$243	$—
Derivative asset – noncurrent	Other long-term assets	568	—	568	—
Retirement plan asset—noncurrent	Other long-term assets	1,894	1,894	—	—
Total		$2,705	$1,894	$811	$—
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
For the years ended December 31, 2017, 2016, and 2015 we determined that there was no impairment related to our long-lived assets.
The following table presents the carrying values and approximate fair values of our debt.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$485,000	$490,762	$1,278,000	$1,293,975
Euro Tranche (significant other observable inputs – level 2)	$198,265	$200,495	$—	$—
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$499,171	$440,000	$501,600
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$432,028	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$2,086	$2,086	$3,042	$3,042
KFPC Loan Agreement (significant unobservable inputs – level 3)	$149,919	$149,919	$115,854	$115,854
KFPC Revolving Credit Facilities (significant unobservable inputs – level 3)	$8,430	$8,430	$—	$—
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. We exited out of $440.4 million of our interest rate swaps during the year ended December 31, 2017. As a result, at December 31, 2017 the total notional value of our interest rate swaps was $485.0 million. We recorded an unrealized gain of $3.7 million and $0.8 million for the years ended December 31, 2017 and 2016, respectively, in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.9 million, $3.0 million, and $5.8 million for the years ended December 31, 2017, 2016, and 2015, respectively, which are recorded in cost of goods sold in the Consolidated Statement of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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
10. Restructuring Charges
During the three months ended March 31, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We recorded $1.0 million of severance, all of which was paid during the three months ended March 31, 2017, and which was primarily recorded in cost of goods sold.
For the years ended December 31, 2017, 2016, and 2015, restructuring and restructuring-related expenses amounted to $7.5 million, $2.4 million, and $1.7 million, respectively. Restructuring expenses in 2016 and 2015 were primarily comprised of professional services and advisory costs related to our cost reset initiative.

11. Income Taxes
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.
Our income tax benefit was a $57.9 million, a $92.0 million benefit, and a $6.9 million expense for the years ended December 31, 2017, 2016, and 2015, respectively. Our effective tax rates for the years ended December 31, 2017, 2016, and 2015 were a 166.5% benefit, a 724.8% benefit, and a 124.3% expense, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 35.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions and the change in our valuation allowance. Excluding the change in our valuation allowance and the impact of U.S. tax reform, our effective tax rates would have been a benefit of 31.3%, 38.9%, and 75.4% for the years ended December 31, 2017, 2016, and 2015, respectively.
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current tax expense:
U.S.	$(522)	$(4,460)	$(34)
Foreign	(7,598)	(2,469)	(10,023)
Current tax expense	(8,120)	(6,929)	(10,057)
Deferred tax benefit:
U.S.	57,248	91,626	2,683
Foreign	8,756	7,257	431
Deferred tax benefit	66,004	98,883	3,114
Income tax benefit (expense)	$57,884	$91,954	$(6,943)
Income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) before income taxes:
U.S.	$(17,177)	$(4,556)	$(41,455)
Foreign	51,939	17,242	35,869
Income (loss) before income taxes	$34,762	$12,686	$(5,586)
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income taxes at the statutory rate	$(12,167)	$(4,440)	$1,955
Foreign tax rate differential	15,920	4,779	1,639
State taxes, net of federal benefit	373	(597)	315
Permanent differences	9,288	889	88
Tax credits	2,647	4,924	46
Alternative minimum tax	(2,647)	(593)	—
Transaction costs	—	(753)	—
Uncertain tax positions	627	1,809	(126)
Valuation allowance	(1,703)	87,020	(11,156)
Impact of tax reform	48,717	—	—
Other	(3,171)	(1,084)	296
Income tax benefit (expense)	$57,884	$91,954	$(6,943)

	Years Ended December 31,
	2017	2016	2015
Income taxes at the statutory rate	(35.0)%	(35.0)%	(35.0)%
Foreign tax rate differential	45.8	37.7	(29.3)
State taxes, net of federal benefit	1.1	(4.7)	(5.6)
Permanent differences	26.7	7.0	(1.6)
Tax credits	7.6	38.8	(0.8)
Alternative minimum tax	(7.6)	(4.7)	—
Transaction costs	—	(5.9)	—
Uncertain tax positions	1.8	14.3	2.3
Valuation allowance	(4.9)	685.9	199.7
Impact of tax reform	140.1	—	—
Other	(9.1)	(8.6)	(5.4)
Effective tax rate	166.5%	724.8%	124.3%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$73,712	$128,408
Tax credit carryforwards	9,643	11,461
Inventory	5,339	8,568
Benefit plans accrual	29,561	38,736
Other accruals and reserves	10,295	11,278
Valuation allowance for deferred tax assets	(51,278)	(44,695)
Deferred tax assets	77,272	153,756
Deferred tax liabilities:
Property, plant, and equipment	106,407	148,164
Intangible assets	92,195	153,380
Investment in subsidiaries	18,356	56,701
Deferred tax liabilities	216,958	358,245
Net deferred tax liabilities	$139,686	$204,489

	December 31,
	2017	2016
	(In thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	$8,462	$6,907
Non-current deferred tax liabilities	148,148	211,396
Net deferred tax liabilities	$139,686	$204,489
As of December 31, 2017, we had $297.1 million of net operating loss carryforwards, of which $153.7 million relates to foreign jurisdictions and $143.4 million relates to the U.S., which will expire beginning in 2024 through 2037, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. In determining whether a valuation allowance is required during the period, we evaluate primarily, the cumulative earnings and losses in recent years, historical taxable income or losses as it relates to our ability to utilize operating loss and tax credit carryforwards within the expiration period, trends indicating earnings or losses expected in future years along with our ability in prior years to reasonably project these future trends or operating results, length of the carryback and carryforward period, and prudent and feasible tax-planning strategies, particularly related to operational changes and the impact on the timing or taxability of relative amounts.
As of December 31, 2017 and December 31, 2016, a valuation allowance of $51.3 million and $44.7 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We increased our valuation allowance by $6.6 million during the year ended December 31, 2017, which includes a $4.9 million increase related to changes in other comprehensive income (loss) and $1.7 million primarily related to current period net operating losses in the U.S. As of December 31, 2017, $35.9 million and $8.8 million of the $51.3 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. During the year ended December 31, 2016, we released $55.5 million of the valuation allowances, of which $87.0 million primarily related to our U.S. net operating loss carryforwards and other deferred tax assets, partially offset by $31.3 million of new valuation allowances assumed in connection with the Arizona Chemical Acquisition. As of December 31, 2016, $30.5 million and $8.5 million of the $44.7 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment. Excluding the change in our valuation allowance and impact of U.S. tax reform, our effective tax rates would have been a benefit of 31.3% and 38.9% for the years ended December 31, 2017 and 2016, respectively.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Act”) introduced significant changes to U.S. income tax law, which included a reduction to the U.S. statutory tax rate from 35.0% to 21.0% and a limitation on net operating loss carryforwards generated in 2018 and beyond. Additionally, the Tax Act extends bonus depreciation provisions and limits the amount of interest expense deductible in future years. In 2017, we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax.
The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which provides registrants a measurement period to report the impact of the new U.S. tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018. Certain items or estimates that result in impacts of the Tax Act being provisional include: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, certain deferred taxes related to employee compensation, valuation allowances on certain deferred taxes, deferred taxes related to outside basis differences in certain foreign investments, detailed foreign earnings calculation for the most recent period, project foreign cash balances for certain foreign subsidiaries, and finalized computations of foreign tax credit availability. In addition, the companies 2017 U.S. income tax returns will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in adjustment to our income tax provision or benefit when recorded. Finally, we consider it likely that further technical guidance regarding the new Tax Act provisions, as well as clarity regarding state income tax conformity to current federal tax code, may be issued.
In accordance with the Tax Act, our previously untaxed accumulated foreign earnings are subjected to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $46.3 million. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.
The impact of the Tax Act to our deferred taxes was a benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. We have remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017.
For the period ending December 31, 2017, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
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
As of December 31, 2017 and December 31, 2016, we had $24.4 million and $24.5 million, respectively, of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. For the years ending December 31, 2017, 2016, and 2015, we recorded $1.2 million, $1.2 million, and $0.2 million in interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2017 and December 31, 2016, we had $4.9 million and $4.4 million of penalties and interest included in the total unrecognized tax benefits. We believe that no current tax positions that have resulted in unrecognized tax benefits will significantly increase or decrease within one year.
The following presents a roll forward of our unrecognized tax benefits including associated interest and penalties.

	December 31,
	2017	2016
	(In thousands)
Balance at January 1	$24,527	$4,346
Increase in current year tax positions	323	1,546
Increase in prior year tax positions	2,140	813
Increase due to Arizona Chemical Acquisition	—	23,089
Decrease in prior year tax positions	(312)	—
Lapse of statute of limitations	(2,257)	(1,946)
Settlements	—	(3,321)
Balance at December 31	$24,421	$24,527
12. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2017 are as follows: 2018—$23.4 million; 2019—$20.9 million; 2020—$17.9 million; 2021—$10.7 million; 2022—$6.7 million; and 2023 and thereafter—$10.6 million. For the years ended December 31, 2017, 2016, and 2015, we recorded $29.0 million, $30.5 million and $18.1 million in rent expense, respectively.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions in each of the years ended December 31, 2017, 2016, and 2015.
As of December 31, 2017 and 2016, we have recorded an environment obligation and corresponding receivable of $2.9 million and $3.1 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
(c) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$7.0 million, or approximately $2.1 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations, or cash flows.
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

(d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	December 31,
	2017	2016
	(In thousands)
Beginning balance	$8,863	$10,078
Obligations assumed in the Arizona Chemical Acquisition	—	1,908
Additional accruals	439	2,146
Revision in estimated cash flows	(387)	—
Accretion expense	323	375
Obligations settled	(4,096)	(5,511)
Foreign currency translation	570	(133)
Ending balance	$5,712	$8,863
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million and $3.5 million as of December 31, 2017 and 2016, respectively, .
13. Employee Benefits
U.S. Retirement Benefit Plans. We have two U.S. noncontributory defined benefit pension plans (“U.S. Pension Plans”). Our Polymer segment U.S. Pension Plans covers all salaried and hourly wage employees in the U.S. who were employed by us on or before December 31, 2005. Employees who began their employment with us after December 31, 2005 are not covered by our Pension Plans. The benefits under the Pension Plans are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits. Our Chemical segment U.S. Pension Plans cover all U.S. employees hired prior to July 2004 and certain retirees of the Company participate in International Paper’s defined benefit pension plans. International Paper remains responsible for all benefits related to years of service prior to December 31, 2007. The Company implemented its own defined benefit pension plan for then eligible U.S. employees on March 1, 2007.
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive loss of approximately $3.4 million and $4.1 million as of December 31, 2017 and 2016, respectively
Non-U.S. Retirement Benefit Plans. The Company sponsors defined benefit pension and retirement plans in certain foreign subsidiaries. Generally, the Company’s non-U.S. defined benefit pension plans are funded using the projected benefit as a target in countries where funding of benefit plans is required.
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive loss of approximately $4.2 million and $13.3 million as of December 31, 2017 and 2016, respectively

The 2017 measurement date of the Pension Plan’s assets and obligations was December 31, 2017. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial and other assumptions are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2017	2016	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$171,943	$152,511	$84,252	$1,711
Service cost	3,191	3,288	2,749	2,239
Interest cost	7,330	7,416	2,195	3,121
Participant contributions	—	—	30	41
Benefits paid	(5,812)	(9,753)	(5,430)	(4,430)
Expenses and taxes	—	—	(92)	—
Plan amendments	—	—	9	322
Settlements	—	—	(370)	—
Acquisition	—	14,118	—	79,576
Actuarial (gain) loss	12,499	4,363	1,997	15,322
Exchange rate (gain) loss	—	—	8,865	(13,650)
Benefit obligation at end of period	189,151	171,943	94,205	84,252
Change in plan assets:
Fair value at beginning of period	105,107	97,561	43,594	—
Return on plan assets	14,881	6,737	1,500	3,694
Employer contributions	7,655	1,396	4,832	3,685
Participant contributions	—	—	30	41
Benefits paid	(5,812)	(9,753)	(5,430)	(4,430)
Expenses and taxes	—	—	(92)	—
Settlements	—	—	(370)	(51)
Acquisition	—	9,166	—	49,054
Exchange rate (gain) loss	—	—	4,337	(8,399)
Fair value at end of period	121,831	105,107	48,401	43,594
Funded status at end of period	$(67,320)	$(66,836)	$(45,804)	$(40,658)
Amounts recognized on balance sheet:
Current liabilities	$—	$—	$(2,637)	$(726)
Noncurrent liabilities	(67,320)	(66,836)	(43,167)	(39,932)
	$(67,320)	$(66,836)	$(45,804)	$(40,658)
Amounts recognized in accumulated other comprehensive loss:
Prior service costs	$—	$—	$348	$307
Net actuarial loss	57,000	53,604	17,168	12,972
Amounts recognized in accumulated other comprehensive loss	$57,000	$53,604	$17,516	$13,279

Accumulated benefit obligations	$177,154	$160,625	$89,755	$79,983

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Employer Contributions
2018 Employer contribution	$7,341	$5,852
Benefit Payments
2018	$6,413	$4,851
2019	6,782	4,848
2020	7,114	5,160
2021	7,619	5,002
2022	8,083	5,124
Years 2023-2026	48,481	28,993
	$84,492	$53,978
Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	U.S. Plans			Non-U.S. Plans
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
	(In thousands)
Service cost benefits earned during the period	$3,191	$3,288	$3,528	$2,749	$2,239	$—
Interest on prior year’s projected benefit obligation	7,330	7,416	6,483	2,195	3,121	—
Expected return on plan assets	(9,401)	(9,355)	(8,459)	(2,575)	(3,583)	—
One-time settlement costs	—	—	—	45	—	—
Amortization of prior service costs	—	—	—	11	9	—
Amortization of net actuarial loss	3,622	2,868	4,239	165	21	—
Net periodic pension costs	$4,742	$4,217	$5,791	$2,590	$1,807	$—
The estimated losses that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal 2018 are as follows:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Amortization of prior service costs	$—	$13
Amortization of net actuarial loss	4,900	656
	$4,900	$669

Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2017	2016	2017	2016
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.86%	4.29%	2.29%	2.54%
Rates of increase in salary compensation level	3.00%	3.00%	3.15%	3.21%
Expected long-term rate of return on plan assets	8.00%	8.36%	5.49%	5.49%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.29%	4.57%	2.54%	3.59%
Rates of increase in salary compensation level	3.00%	3.00%	3.21%	3.11%
Expected long-term rate of return on plan assets	8.36%	8.50%	5.49%	3.50%
Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plans to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the studies give appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. Pension Plans effective for 2017 will be 8.4% and 5.5% for our non-U.S. Pension Plans.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plans. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective. Our Pension Plan asset allocations at December 31, 2017 and 2016 by asset category are as follows:

	U.S. Plans			Non-U.S. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
	2017	2017	2016	2017	2017	2016
Equity	50.0%	59.9%	53.8%	50.0%	49.4%	48.4%
Debt	30.0	40.0	36.8	50.0	49.4	50.8
Other	20.0	0.1	9.4	—	1.2	0.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2017 or 2016.
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

	Pension Plan Assets Fair Value Measurements at December 31, 2017
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$96,833	$48,537	$48,296	$—
Debt	72,694	21,437	51,257	—
Other	705	427	—	278
Total	$170,232	$70,401	$99,553	$278

	Pension Plan Assets Fair Value Measurements at December 31, 2016
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$77,644	$24,270	$53,374	$—
Debt	60,857	16,897	43,960	—
Other	10,201	9,912	—	289
Total	$148,702	$51,079	$97,334	$289
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
For the year ended December 31, 2015, we made contributions related to the Pension Plan BRP of $2.3 million. Due to the termination and final settlement, there was no remaining liability for this plan as of December 31, 2015.
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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year. The 2017 measurement date of the plans’ assets and obligations was December 31, 2017. We are also required to recognize as a component of accumulated other comprehensive loss the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2017 and 2016, we reported an increase in our accumulated other comprehensive loss of approximately $1.2 million and an increase of $0.8 million, respectively, and a related change in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2017	2016
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$33,247	$30,867
Service cost	557	543
Interest cost	1,370	1,398
Benefits and expenses paid (premiums)	(1,148)	(929)
Actuarial (gain) loss	1,825	1,368
Benefit obligation at end of period	35,851	33,247
Change in plan assets(1):
Fair value at beginning of period	—	—
Employer contributions	1,148	929
Benefits paid	(1,148)	(929)
Fair value at end of period	—	—
Funded status at end of year	$35,851	$33,247
___________________________________________

(1)
Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $8.1 million and $9.1 million as our estimate of the present value of this commitment as of December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016
	(In thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,492)	$(1,587)
Noncurrent liabilities	(34,359)	(31,660)
	$(35,851)	$(33,247)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$10,294	$9,067
	$10,294	$9,067
Net periodic benefit costs consist of the following components:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Service cost	$557	$543	$597
Interest cost	1,370	1,398	1,271
Amortization of net actuarial loss	598	608	757
Net periodic benefit costs	$2,525	$2,549	$2,625

	December 31,
	2017	2016
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2017	12/31/2016
Discount rate	3.81%	4.18%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.18%	4.45%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2017	2016
Assumed Pre-65 health care cost trend rates:
Health care cost trend rate assumed for next year	8.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2021

	December 31,
	2017	2016
Assumed Post-65 health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2021
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
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$20	$(31)
Effect on postretirement benefit obligation	$487	$(569)
(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pretax and/or post-tax contributions, subject to annual dollar limitations set forth in the Internal Revenue Code. Under this plan, we have two types of employer contributions:
(1) We make standard matching contributions of 50.0% of the first 6.0% contributed by the employee from start of employment and we make matching contributions of 100.0% of the first 6.0% contributed by the employee after completing five years of service.
(2) We make enhanced employer contributions of 4.0% for all employees.
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2017, 2016, and 2015, were $8.5 million, $7.5 million, and $4.1 million, respectively.

14. Industry Segment and Foreign Operations
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

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Polymer	Chemical	Total	Polymer	Chemical (1)	Total	Total (2)
	(In thousands)
Revenue	$1,199,676	$760,686	$1,960,362	$1,024,737	$719,367	$1,744,104	$1,034,626
Cost of goods sold	889,896	528,563	1,418,459	750,112	514,967	1,265,079	805,970
Gross profit	309,780	232,123	541,903	274,625	204,400	479,025	228,656
Operating expenses:
Research and development	28,829	11,896	40,725	28,322	11,169	39,491	31,024
Selling, general, and administrative	95,551	66,341	161,892	108,482	69,143	177,625	117,308
Depreciation and amortization	67,998	69,164	137,162	59,930	65,728	125,658	62,093
Operating income	$117,402	$84,722	202,124	$77,891	$58,360	136,251	18,231
Disposition and exit of business activities			—			28,416	—
Loss on extinguishment of debt			(35,389)			(13,423)	—
Earnings of unconsolidated joint venture			486			394	406
Interest expense, net			(132,459)			(138,952)	(24,223)
Income (loss) before income taxes			$34,762			$12,686	$(5,586)
________________________________________________

(1)
Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories and $41.2 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

(2)	Our totals for the year ended December 31, 2015 are representative of only our Polymer segment.
The following table presents long-lived assets including goodwill and total assets.

	December 31, 2017			December 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$561,109	$397,614	$958,723	$548,994	$357,728	$906,722
Investment in unconsolidated joint venture	$12,380	$—	$12,380	$11,195	$—	$11,195
Goodwill	$—	$774,319	$774,319	$—	$770,012	$770,012
Total assets	$1,125,626	$1,806,901	$2,932,527	$1,127,273	$1,779,372	$2,906,645
During the years ended December 31, 2017, 2016, and 2015, no single customer accounted for 10.0% or more of our total revenue.

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Following is a summary of revenue by geographic region:

	December 31, 2017	December 31, 2016	December 31, 2015
	Total	Total	Total
	(In thousands)
Revenue:
United States	$690,247	$656,233	$324,103
Germany	199,076	171,257	121,346
All other countries	1,071,039	916,614	589,177
	$1,960,362	$1,744,104	$1,034,626
Following is a summary of long-lived assets by geographic region:

	December 31, 2017	December 31, 2016
	Total	Total
	(In thousands)
Long-lived assets, at cost:
United States	$851,454	$789,067
Taiwan	182,644	167,907
France	138,770	117,965
Brazil	82,508	73,017
Germany	72,100	60,568
All other countries	158,006	109,616
	$1,485,482	$1,318,140
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $50.1 million and $59.4 million during the year ended December 31, 2017 and 2016, respectively, and capital expenditures for our Chemical segment were $49.1 million and $39.8 million during the year ended December 31, 2017 and 2016, respectively.
15. Related Party Transactions
We own a 50.0% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $17.7 million as of December 31, 2017 and were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $39.6 million, $30.3 million, and $30.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our outstanding payables were $1.5 million as of December 31, 2017 and were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $14.4 million for the year ended December 31, 2017. Charges from and amounts due to FPCC are immaterial for the years ended December 31, 2016 and 2015. See Note 16 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2017 and 2016 for KFPC before intercompany eliminations. See Note 8 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2017	December 31, 2016
	(In thousands)
Cash and cash equivalents	$13,848	$14,150
Other current assets	21,399	13,385
Property, plant, and equipment	173,363	167,579
Intangible assets	9,585	9,403
Other long-term assets	13,972	2,495
Total assets	$232,167	$207,012

Current portion of long-term debt	$41,745	$11,585
Current liabilities	13,938	26,743
Long-term debt	116,408	104,012
Total liabilities	$172,091	$142,340

17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2017 and December 31, 2016:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(In thousands, except per share data)
2017
Revenue	$458,125	$525,320	$510,947	$465,970	$1,960,362
Gross profit	$143,366	$147,256	$128,719	$122,562	$541,903
Operating income	$59,323	$61,605	$41,508	$39,688	$202,124
Net income (loss) attributable to Kraton	$6,413	$25,561	$(4,033)	$69,608	$97,549
Earnings (loss) per common share
Basic	$0.21	$0.82	$(0.13)	$2.21	$3.12
Diluted	$0.20	$0.81	$(0.13)	$2.17	$3.07
Weighted average common shares outstanding
Basic	30,430	30,585	30,625	30,944	30,654
Diluted	30,851	31,066	30,625	31,454	31,140
2016
Revenue	$419,923	$454,649	$454,143	$415,389	$1,744,104
Gross profit	$93,818	$131,897	$135,256	$118,054	$479,025
Operating income (loss)	$3,226	$46,787	$50,817	$35,421	$136,251
Net income (loss) attributable to Kraton	$88,087	$7,401	$15,560	$(3,740)	$107,308
Earnings (loss) per common share
Basic	$2.87	$0.24	$0.50	$(0.12)	$3.48
Diluted	$2.84	$0.24	$0.49	$(0.12)	$3.43
Weighted average common shares outstanding
Basic	30,026	30,158	30,221	30,306	30,180
Diluted	30,289	30,586	30,783	30,306	30,621
_______________________________________

(1)
The first quarter of 2017 was negatively impacted by a $19.7 million loss on extinguishment of debt and $4.9 million of acquisition related transactions, severance expenses, and other restructuring related charges. The first quarter of 2016 was positively impacted by a $45.3 million gain on sale of assets, partially offset by a $24.7 million of higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory, $13.4 million loss on extinguishment of debt and $11.7 million of acquisition related transactions, severance expenses, and other restructuring related charges.

(2)
The second quarter of 2017 was negatively impacted by $4.4 million of KFPC startup costs and $3.8 million of acquisition related transactions, severance expenses, and other restructuring related charges. The second quarter of 2016 was negatively impacted by $5.3 million of disposition and exit of business activities and $7.6 million of acquisition related transactions, severance expenses, and other restructuring related charges.

(3)
The third quarter of 2017 was negatively impacted by a $15.6 million loss on extinguishment of debt. The third quarter of 2016 was negatively impacted by $7.7 million of acquisition related transactions, severance expenses, and other restructuring related charges.

(4)
The fourth quarter of 2017 was negatively impacted by $4.0 million of KFPC startup costs and $3.4 million of weather related costs. The fourth quarter 2016 was also negatively impacted by $11.6 million of disposition and exit of business activities and $6.5 million of acquisition related transactions, severance expenses, and other restructuring related charges.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.
18. Subsequent Events
Evaluation of Other Subsequent Events. We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2017.

KRATON CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2017, 2016, and 2015
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2017	$814	$590	$(580)	$824
Year Ended December 31, 2016	$244	$590	$(20)	$814
Year Ended December 31, 2015	$245	$31	$(32)	$244

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year Ended December 31, 2017	$13,580	$(2,410)	$282	$11,452
Year Ended December 31, 2016	$11,228	$2,569	$(217)	$13,580
Year Ended December 31, 2015	$11,028	$171	$29	$11,228