Form 10-Q
period 2018-03-31
Kraton Corp
filed 2018-04-26
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of April 24, 2018: 31,900,753.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; the estimates and matters described in our latest Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include, but are not limited to:
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kraton Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Houston, Texas
April 26, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,853	$89,052
Receivables, net of allowances of $947 and $824	243,061	196,683
Inventories of products, net	369,273	367,796
Inventories of materials and supplies, net	27,302	25,643
Prepaid expenses	10,793	13,963
Other current assets	30,004	36,615
Total current assets	745,286	729,752
Property, plant, and equipment, less accumulated depreciation of $551,262 and $526,759	959,754	958,723
Goodwill	775,464	774,319
Intangible assets, less accumulated amortization of $210,340 and $197,318	396,142	406,863
Investment in unconsolidated joint venture	12,419	12,380
Debt issuance costs	2,048	2,340
Deferred income taxes	8,251	8,462
Other long-term assets	40,677	39,688
Total assets	$2,940,041	$2,932,527
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$44,890	$42,647
Accounts payable-trade	163,202	169,265
Other payables and accruals	102,170	119,624
Due to related party	22,706	19,176
Total current liabilities	332,968	350,712
Long-term debt, net of current portion	1,573,319	1,574,881
Deferred income taxes	148,906	148,148
Other long-term liabilities	192,700	192,267
Total liabilities	2,247,893	2,266,008
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,887 shares issued and outstanding at March 31, 2018; 31,605 shares issued and outstanding at December 31, 2017	319	316
Additional paid in capital	379,203	377,957
Retained earnings	375,848	356,503
Accumulated other comprehensive loss	(93,782)	(98,295)
Total Kraton stockholders' equity	661,588	636,481
Noncontrolling interest	30,560	30,038
Total equity	692,148	666,519
Total liabilities and equity	$2,940,041	$2,932,527

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$502,392	$458,125
Cost of goods sold	355,341	314,200
Gross profit	147,051	143,925
Operating expenses:
Research and development	10,797	10,237
Selling, general, and administrative	38,723	40,414
Depreciation and amortization	35,376	33,143
Operating income	62,155	60,131
Other expense	(1,113)	(808)
Loss on extinguishment of debt	(7,591)	(19,738)
Earnings of unconsolidated joint venture	137	127
Interest expense, net	(29,276)	(34,305)
Income before income taxes	24,312	5,407
Income tax expense	(2,251)	(1,218)
Consolidated net income	22,061	4,189
Net loss attributable to noncontrolling interest	11	2,224
Net income attributable to Kraton	$22,072	$6,413
Earnings per common share:
Basic	$0.69	$0.21
Diluted	$0.68	$0.20
Weighted average common shares outstanding:
Basic	31,241	30,430
Diluted	31,851	30,851

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended March 31,
	2018	2017
Net income attributable to Kraton	$22,072	$6,413
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	3,619	12,135
Unrealized gain on cash flow hedges, net of tax expense of $279 and $450, respectively	3,481	843
Reclassification of gain on cash flow hedge	(2,587)	(41)
Other comprehensive income, net of tax	4,513	12,937
Comprehensive income attributable to Kraton	26,585	19,350
Comprehensive income (loss) attributable to noncontrolling interest	522	(338)
Consolidated comprehensive income	$27,107	$19,012

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	6,413	—	6,413	(2,224)	4,189
Other comprehensive income	—	—	—	12,937	12,937	1,886	14,823
Retired treasury stock from employee tax withholdings	(1)	(1,510)	—	—	(1,511)	—	(1,511)
Exercise of stock options	—	1,051	—	—	1,051	—	1,051
Non-cash compensation related to equity awards	3	2,971	—	—	2,974	—	2,974
Balance at March 31, 2017	$312	$364,194	$260,852	$(145,593)	$479,765	$31,998	$511,763

Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income (loss)	—	—	22,072	—	22,072	(11)	22,061
Other comprehensive income	—	—	—	4,513	4,513	533	5,046
Retired treasury stock from employee tax withholdings	(1)	(3,020)	(2,727)	—	(5,748)	—	(5,748)
Exercise of stock options	1	1,367	—	—	1,368	—	1,368
Non-cash compensation related to equity awards	3	2,899	—	—	2,902	—	2,902
Balance at March 31, 2018	$319	$379,203	$375,848	$(93,782)	$661,588	$30,560	$692,148

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$22,061	$4,189
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	35,376	33,143
Amortization of debt original issue discount	1,090	2,093
Amortization of debt issuance costs	1,945	2,381
(Gain) loss on disposal of property, plant, and equipment	27	(29)
Loss on extinguishment of debt	7,591	19,738
Earnings from unconsolidated joint venture, net of dividends received	408	309
Deferred income tax benefit	(91)	(1,177)
Share-based compensation	2,902	2,974
Decrease (increase) in:
Accounts receivable	(43,428)	(13,188)
Inventories of products, materials, and supplies	1,932	(56,818)
Other assets	10,813	(1,584)
Increase (decrease) in:
Accounts payable-trade	(1,684)	20,262
Other payables and accruals	(19,235)	(14,122)
Other long-term liabilities	(1,958)	(157)
Due to related party	2,403	5,427
Net cash provided by operating activities	20,152	3,441
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(23,373)	(27,279)
KFPC purchase of property, plant, and equipment	(201)	(5,558)
Purchase of software and other intangibles	(437)	(1,514)
Net cash used in investing activities	(24,011)	(34,351)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	211,614	415,000
Repayments of debt	(212,000)	(407,000)
KFPC proceeds from debt	10,197	13,244
KFPC repayments of debt	(25,337)	—
Capital lease payments	(258)	(237)
Purchase of treasury stock	(5,748)	(1,511)
Proceeds from the exercise of stock options	1,368	1,051
Settlement of interest rate swap	2,587	—
Debt issuance costs	(3,110)	(9,318)
Net cash provided by (used in) financing activities	(20,687)	11,229
Effect of exchange rate differences on cash	347	1,998
Net decrease in cash and cash equivalents	(24,199)	(17,683)
Cash and cash equivalents, beginning of period	89,052	121,749
Cash and cash equivalents, end of period	$64,853	$104,066

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$719	$6,523
Cash paid during the period for interest, net of capitalized interest	$21,332	$17,741
Capitalized interest	$712	$1,215
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$13,351	$23,796

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Description of our Business. We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products.
SBCs are highly-engineered synthetic elastomers, which we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We manufacture and sell isoprene rubber and isoprene rubber latex, which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
We refine and further upgrade crude tall oil and crude sulfate turpentine, into value-added specialty chemicals. These pine-based specialty products are sold into adhesive, road and construction, and tire markets, and we produce and sell a broad range of performance chemicals (which we formerly referred to as chemical intermediates) into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
Reclassifications. Certain amounts reported in the condensed consolidated financial statements and notes to the consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.
Significant Accounting Policies. Our significant accounting policies have been disclosed in Note 1 Description of Business, Basis of Presentation, and Significant Accounting Policies in our most recent Annual Report on Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies presented in the Condensed Consolidated Financial Statements.
Revenue Recognition. The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial adoption of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition and applied Topic 606 using the modified retrospective basis. Typically, this approach would result in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. The company did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and the standard is now effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted based on the original effective date. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time, when ownership and risk of loss transfers. These are largely un-impacted by the new standard. We completed our analysis during 2017 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU No. 2014-09 and its amendment on a modified retrospective basis effective January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our condensed consolidated financial statements related to revenue recognition under the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $1.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. We adopted ASU 2017-07 effective January 1, 2018 and net periodic benefit costs other than the service cost component have been included in Other expense on our Condensed Consolidated Statements of Operations for all reported periods.
New Accounting Standards to be Adopted in Future Periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires that an entity must recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. We are still analyzing the quantitative impact of adoption; therefore, the effects of this standard on our financial position, results of operations, and cash flows are not yet known. As we complete our overall assessment, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new standard and disclosure requirements. Our assessment will be completed during fiscal year 2018 and we expect to adopt the ASU 2016-02 effective January 1, 2019.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing and we expect to adopt ASU 2017-12 effective on January 1, 2019.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing and we expect to adopt ASU 2018-02 effective on January 1, 2019.
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including: rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $16.0 million related to contractual commitments with customers that the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it's ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended March 31, 2018, we recognized $3.8 million of revenue related to these arrangements and $0.4 million of custodial costs have been accrued and will be recognized as revenue once the remaining performance obligation is met.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended March 31,
	2018	2017
Polymer Product Line Revenue	(In thousands)
Performance Products	$145,730	$141,718
Specialty Polymers	104,018	90,920
Cariflex	39,525	38,048
Other	(202)	262
	$289,071	$270,948
Effective January 1, 2018, results for our Roads and Constructions target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the three months ended March 31, 2017 to conform to with the 2018 presentation.

	Three Months Ended March 31,
	2018	2017
Chemical Product Line Revenue	(In thousands)
Adhesives	$73,148	$73,879
Performance Chemicals	122,941	101,579
Tires	17,232	11,719
	$213,321	$187,177

	March 31, 2018	December 31, 2017
Contract receivables(1)	$240,582	$196,951
Contract liabilities(2)	$16,010	$16,257
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $0.6 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.4 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.9 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively.

5. Detail of Certain Balance Sheet Accounts

	March 31, 2018	December 31, 2017
	(In thousands)
Inventories of products:
Finished products	$270,025	$270,562
Work in progress	6,728	6,925
Raw materials	103,353	100,594
Inventories of products, gross	380,106	378,081
Inventory reserves	(10,833)	(10,285)
Total inventories of products, net	$369,273	$367,796
Intangible assets:
Contractual agreements	$265,589	$264,581
Technology	146,836	146,449
Customer relationships	60,643	60,547
Tradenames/trademarks	80,414	80,138
Software	53,000	52,466
Intangible assets	606,482	604,181
Less accumulated amortization:
Contractual agreements	50,128	44,435
Technology	55,411	53,086
Customer relationships	34,778	33,871
Tradenames/trademarks	37,600	35,770
Software	32,423	30,156
Total accumulated amortization	210,340	197,318
Intangible assets, net of accumulated amortization	$396,142	$406,863
Other payables and accruals:
Employee related	$25,714	$41,250
Interest payable	28,353	23,615
Property, plant, and equipment accruals	10,044	10,404
Other	38,059	44,355
Total other payables and accruals	$102,170	$119,624
Other long-term liabilities:
Pension and other post-retirement benefits	$145,876	$147,209
Other	46,824	45,058
Total other long-term liabilities	$192,700	$192,267

Changes in accumulated other comprehensive loss by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain on Cash Flow Hedges	Net Unrealized Loss on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income before reclassifications	12,135	843	—	—	12,978
Amounts reclassified from accumulated other comprehensive loss	—	(41)	—	—	(41)
Net other comprehensive income for the year	12,135	802	—	—	12,937
March 31, 2017	$(60,596)	$1,317	$(1,926)	$(84,388)	$(145,593)

December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income before reclassifications	3,619	3,481	—	—	7,100
Amounts reclassified from accumulated other comprehensive loss	—	(2,587)	—	—	(2,587)
Net other comprehensive income for the year	3,619	894	—	—	4,513
March 31, 2018	$(6,035)	$5,444	$(1,926)	$(91,265)	$(93,782)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$22,072	31,771		$6,413	31,032
Amounts allocated to unvested restricted shares	(368)	(530)		(124)	(602)
Amounts available to common stockholders	21,704	31,241	$0.69	6,289	30,430	$0.21
Diluted:
Amounts allocated to unvested restricted shares	368	530		124	602
Non participating share units	—	280		—	187
Stock options added under the treasury stock method	—	330		—	234
Amounts reallocated to unvested restricted shares	(361)	(530)		(123)	(602)
Amounts available to stockholders and assumed conversions	$21,711	31,851	$0.68	$6,290	30,851	$0.20

7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018				December 31, 2017
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$300,000	$(8,178)	$(11,961)	$279,861	$485,000	$(13,373)	$(13,986)	$457,641
Euro Tranche	388,017	—	(3,382)	384,635	198,265	—	(3,517)	194,748
10.5% Senior Notes	440,000	(12,773)	(13,873)	413,354	440,000	(13,267)	(14,409)	412,324
7.0% Senior Notes	400,000	—	(7,223)	392,777	400,000	—	(7,424)	392,576
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	135,633	—	(174)	135,459	149,919	—	(196)	149,723
KFPC Revolving Credit Facilities	10,295	—	—	10,295	8,430	—	—	8,430
Capital lease obligation	1,828	—	—	1,828	2,086	—	—	2,086
Total debt	1,675,773	(20,951)	(36,613)	1,618,209	1,683,700	(26,640)	(39,532)	1,617,528
Less current portion of total debt	44,890	—	—	44,890	42,647	—	—	42,647
Long-term debt	$1,630,883	$(20,951)	$(36,613)	$1,573,319	$1,641,053	$(26,640)	$(39,532)	$1,574,881

Senior Secured Term Loan Facility. On March 8, 2018, we entered into a Fifth Amendment (the “Fifth Amendment”) to the credit agreement (as amended, the “Credit Amendment”) governing our senior secured term loan facility (the “Term Loan Facility”) pursuant to which the Kraton Polymers Holdings B.V., a wholly owned Dutch subsidiary of Kraton Corporation, increased borrowings under the existing tranche of Euro denominated term loans under the Term Loan Facility (the “Euro Tranche”) by €150.0 million. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash to pay down $185.0 million of the then outstanding borrowings under the existing tranche of U.S. dollar denominated term loans under the Term Loan Facility (the “USD Tranche”). Pursuant to the Fifth Amendment, we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%, and we reduced our Euro Tranche interest rate applicable margin to 2.0%. The Fifth Amendment extended the maturity date of the Term Loan Facility by three years to March 8, 2025.
In connection with our March 2018 refinancing of our Term Loan Facility, we recorded a $7.6 million loss on extinguishment of debt during the three months ended March 31, 2018; which includes a write off of $5.2 million related to previously capitalized deferred financing costs and a write off of $5.0 million related to original issue discount on our Term Loan Facility, partially offset by a $2.6 million gain on the settlement of the ineffective portion of interest rate swaps.
KFPC Loans. During the three months ended March 31, 2018, KFPC made a 494.0 million New Taiwan Dollars (“NTD”), or approximately $16.8 million, principle payment on their syndicated loan agreement. In addition, KFPC borrowed NTD 300.0 million, or approximately $10.2 million, and repaid NTD 250.0 million, or approximately $8.5 million, under the NTD 700 million revolving credit facility during the three months ended March 31, 2018.
Debt Issuance Costs. We had net debt issuance cost of $39.8 million as of March 31, 2018, of which $3.2 million related to our asset-based revolving credit facility is recorded as an asset (of which $1.2 million was included in other current assets) and $36.6 million is recorded as a reduction to long-term debt. We amortized $1.9 million and $2.4 million during the three months ended March 31, 2018 and 2017, respectively. In connection with our March 2018 refinancing of our Term Loan Facility, we deferred $3.8 million of debt issuance costs; of which $2.2 million and $1.7 million relates to the Euro Tranche and USD Tranche, respectively.

Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2018, are as follows:

Principal Payments
(In thousands)
April 1, 2018 through March 31, 2019	$44,890
April 1, 2019 through March 31, 2020	101,895
April 1, 2020 through March 31, 2021	182
April 1, 2021 through March 31, 2022	193
April 1, 2022 through March 31, 2023	205
Thereafter	1,528,408
Total debt	$1,675,773
See Note 8 Fair Value Measurements, Financial Instruments, and Credit Risk for fair value information related to our long-term debt.

8. Fair Value Measurements, Financial Instruments, and Credit Risk
ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,981	$—	$1,981	$—
Derivative asset – noncurrent	Other long-term assets	4,622	—	4,622	—
Retirement plan asset – noncurrent	Other long-term asset	2,456	2,456	—	—
Derivative liability – current	Other payables and accruals	243	—	243	—
Total		$9,302	$2,456	$6,846	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,629	$—	$1,629	$—
Derivative asset – noncurrent	Other long-term assets	3,801	—	3,801	—
Retirement plan asset – noncurrent	Other long-term assets	2,435	2,435	—	—
Derivative liability – current	Other payables and accruals	$399	$—	$399	$—
Total		$8,264	$2,435	$5,829	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$300,000	$302,439	$485,000	$490,762
Euro Tranche (significant other observable inputs – level 2)	$388,017	$390,442	$198,265	$200,495
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$440,000	$489,544	$440,000	$499,171
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$414,852	$400,000	$432,028
Capital lease obligation (significant other observable inputs – level 2)	$1,828	$1,828	$2,086	$2,086
KFPC Loan Agreement (significant unobservable inputs – level 3)	$135,633	$135,633	$149,919	$149,919
KFPC Revolving Credit Facilities (significant unobservable inputs – level 3)	$10,295	$10,295	$8,430	$8,430
The Capital lease, KFPC Loan Agreement, and KPFC Revolvers are variable rate instruments, and as such, the fair value approximates the carrying value.
Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. We exited out of $625.4 million of our interest rate swaps as of March 31, 2018. As a result, at March 31, 2018 the total notional value of our interest rate swaps was $300.0 million, fixing LIBOR at 1.608%. We recorded an unrealized gain of $3.8 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively, in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income (loss) the settlement of a portion of our interest rate swap that amounted to $2.6 million gain for the three months ended March 31, 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
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

9. Income Taxes
Income tax provision was an expense of $2.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 9.3% and 22.5% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 21.0% and 35.0% for the three months ended March 31, 2018 and 2017, respectively, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended March 31, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and a $3.1 million benefit related to share-based compensation tax deductions. During the three months ended March 31, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended March 31,
	2018	2017
Income taxes at the statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(1.5)	(2.6)
Foreign tax rate differential	11.7	33.1
Permanent differences	8.3	(6.1)
Uncertain tax positions	(2.2)	(10.6)
Valuation allowance	0.8	(1.4)
Return to provision adjustments	(5.4)	0.1
Effective tax rate	(9.3)%	(22.5)%
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
As of March 31, 2018 and December 31, 2017, we recorded a valuation allowance of $51.1 million and $51.3 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.2 million for the three months ended March 31, 2018. We increased our valuation allowances by $0.1 million for the three months ended March 31, 2017, primarily related to current period net operating losses in certain jurisdictions.
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
In accordance with the Tax Act, our previously untaxed accumulated foreign earnings are subjected to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $46.3 million during the year ended December 31, 2017. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.
The impact of the Tax Act to our deferred taxes was a benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. We remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017.
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
We recognize the tax impact of certain tax positions only when it is more likely than not those such positions are sustainable. The taxes are recorded in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes the minimum recognition threshold.
As of March 31, 2018 and December 31, 2017, we had total unrecognized tax benefits of $25.2 million and $24.4 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2018 and 2017, we had an increase of $0.8 million and $0.3 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We received an additional tax assessment of R$1.5 million, or approximately $0.5 million during the three months ended March 31, 2018. The tax authorities are currently assessing R$9.1 million, or approximately $2.8 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Beginning balance	$5,712	$8,863
Accretion expense	85	73
Obligations settled	(23)	(177)
Foreign currency translation	136	61
Ending balance	$5,910	$8,820
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million and $3.5 million as of March 31, 2018 and 2017, respectively.
There have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.
11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended March 31,
	2018		2017
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$887	$651	$830	$646
Interest cost	1,795	541	1,814	721
Expected return on plan assets	(2,452)	(700)	(2,353)	(827)
Amortization of prior service cost	1,235	3	907	56
Amortization of net actuarial loss	—	168	—	—
Net periodic benefit cost	$1,465	$663	$1,198	$596
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
We made contributions of $4.6 million and $2.0 million to our pension plans in the three months ended March 31, 2018 and 2017, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2018	2017
	U.S Plans	U.S Plans
	(In thousands)
Service cost	$155	$145
Interest cost	335	340
Amortization of prior service cost	188	150
Net periodic benefit cost	$678	$635
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.

12. Industry Segments and Foreign Operations
Our operations are managed through two operating segments: (i) Polymer segment; and (ii) Chemical segment. In accordance with the provisions of ASC 280, Segment Reporting, our chief operating decision maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$289,071	$213,321	$502,392	$270,948	$187,177	$458,125
Cost of goods sold	207,542	147,799	355,341	181,352	132,848	314,200
Gross profit	81,529	65,522	147,051	89,596	54,329	143,925
Operating expenses:
Research and development	7,447	3,350	10,797	7,405	2,832	10,237
Selling, general, and administrative	23,520	15,203	38,723	23,337	17,077	40,414
Depreciation and amortization	17,762	17,614	35,376	16,324	16,819	33,143
Operating income	$32,800	$29,355	62,155	$42,530	$17,601	60,131
Other expense			(1,113)			(808)
Loss on extinguishment of debt			(7,591)			(19,738)
Earnings of unconsolidated joint venture			137			127
Interest expense, net			(29,276)			(34,305)
Income before income taxes			$24,312			$5,407
The following table presents long-lived assets including goodwill and total assets.

	March 31, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$561,177	$398,577	$959,754	$561,109	$397,614	$958,723
Investment in unconsolidated joint venture	$12,419	$—	$12,419	$12,380	$—	$12,380
Goodwill	$—	$775,464	$775,464	$—	$774,319	$774,319
Total assets	$1,129,162	$1,810,879	$2,940,041	$1,125,626	$1,806,901	$2,932,527
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$103,729	$81,324	$185,053	$90,344	$76,992	$167,336
Germany	31,842	16,236	48,078	31,173	16,298	47,471
All other countries	153,500	115,761	269,261	149,431	93,887	243,318
	$289,071	$213,321	$502,392	$270,948	$187,177	$458,125
Following is a summary of long-lived assets by geographic region:

	March 31, 2018	December 31, 2017
	(In thousands)
Long-lived assets, at cost:
United States	$859,599	$851,454
Taiwan	186,864	182,644
France	145,033	138,770
Brazil	83,295	82,508
Germany	74,955	72,100
All other countries	161,270	158,006
	$1,511,016	$1,485,482
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $9.7 million and $14.3 million during the three months ended March 31, 2018 and 2017, respectively, and capital expenditures for our Chemical segment were $13.6 million and $13.0 million during the three months ended March 31, 2018 and 2017, respectively.

13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $20.6 million and $17.7 million as of March 31, 2018 and December 31, 2017, respectively; which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $9.1 million and $12.8 million for the three months ended March 31, 2018 and 2017, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our outstanding payables were $2.1 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively; which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $5.9 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.
14. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to build, own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of 80% of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest that provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity. As a result, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2018 and December 31, 2017 for KFPC before intercompany eliminations.

	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$5,495	$13,848
Other current assets	18,069	21,399
Property, plant, and equipment, net	174,930	173,363
Intangible assets	9,582	9,585
Other long-term assets	14,541	13,972
Total assets	$222,617	$232,167

Current portion of long-term debt	$44,204	$41,745
Current liabilities	15,743	13,938
Long-term debt	101,550	116,408
Total liabilities	$161,497	$172,091
15. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance, or industry results, to differ materially from historical results, any future results, or performance, or industry results expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
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
Chemical Segment
Effective January 1, 2018, results for our Roads and Constructions target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the three months ended March 31, 2017 to conform to with the 2018 presentation.
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
We focus our resources on three target markets: adhesives, tires, and performance chemicals. Within our target markets, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
	2018	2017
Revenue by Geography:	(In thousands)
Americas	$210,078	$196,204
Europe, Middle East, and Africa	177,589	164,851
Asia Pacific	114,725	97,070
Total revenue	$502,392	$458,125
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
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

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$502,392	$458,125
Cost of goods sold	355,341	314,200
Gross profit	147,051	143,925
Operating expenses:
Research and development	10,797	10,237
Selling, general, and administrative	38,723	40,414
Depreciation and amortization	35,376	33,143
Operating income	62,155	60,131
Other expense	(1,113)	(808)
Loss on extinguishment of debt	(7,591)	(19,738)
Earnings of unconsolidated joint venture	137	127
Interest expense, net	(29,276)	(34,305)
Income before income taxes	24,312	5,407
Income tax expense	(2,251)	(1,218)
Consolidated net income	22,061	4,189
Net loss attributable to noncontrolling interest	11	2,224
Net income attributable to Kraton	$22,072	$6,413
Earnings per common share:
Basic	$0.69	$0.21
Diluted	$0.68	$0.20
Weighted average common shares outstanding:
Basic	31,241	30,430
Diluted	31,851	30,851

Consolidated Results
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Revenue was $502.4 million for the three months ended March 31, 2018 compared to $458.1 million for the three months ended March 31, 2017, an increase of $44.3 million or 9.7%. Revenue for our Polymer segment increased $18.1 million and our revenue for the Chemical segment increased $26.1 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $355.3 million for the three months ended March 31, 2018 compared to $314.2 million for the three months ended March 31, 2017, an increase of $41.1 million or 13.1%. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $38.7 million for the three months ended March 31, 2018 compared to $40.4 million for the three months ended March 31, 2017. The $1.7 million decrease is primarily attributable to lower employee related costs.
Depreciation and amortization was $35.4 million for the three months ended March 31, 2018 compared to $33.1 million for the three months ended March 31, 2017.
In connection with our March 2018 refinancing of our senior secured term loan facility (the (the “Term Loan Facility”), we recorded a $7.6 million loss on extinguishment of debt during the three months ended March 31, 2018; which includes the write off of previously capitalized deferred financing costs and original issue discount on our Term Loan Facility, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps.
Income tax provision was an expense of $2.3 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate was 9.3% and 22.5% for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rates differ from the U.S. corporate statutory tax rate of 21.0% and 35.0% for the three months ended March 31, 2018 and 2017, respectively, primarily due to the mix of our pretax income or loss generated in various jurisdictions, permanent items, uncertain tax positions, and changes in our valuation allowances. During the three months ended March 31, 2018 our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to a $3.1 million benefit related to share-based compensation tax deductions. During the three months ended March 31, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $22.1 million, or $0.68 per diluted share, for the three months ended March 31, 2018, an increase of $15.7 million compared to net income of $6.4 million, or $0.20 per diluted share, for the three months ended March 31, 2017. Adjusted diluted earnings per share (non-GAAP) was $0.58 for the three months ended March 31, 2018 compared to adjusted diluted loss per share (non-GAAP) of $0.15 for the three months ended March 31, 2017. See a reconciliation of GAAP diluted earnings (loss) per share to non-GAAP adjusted diluted earnings per share below.

Polymer Segment

	Three Months Ended March 31,
	2018	2017
Revenue	(In thousands)
Performance Products	$145,730	$141,718
Specialty Polymers	104,018	90,920
Cariflex	39,525	38,048
Other	(202)	262
	$289,071	$270,948

Operating income	$32,800	$42,530
Adjusted EBITDA (non-GAAP)(1)	$44,766	$32,055
Adjusted EBITDA margin (non-GAAP)(2)	15.5%	11.8%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Revenue for the Polymer segment was $289.1 million for the three months ended March 31, 2018 compared to $270.9 million for the three months ended March 31, 2017, which included a $12.9 million positive effect from changes in currency exchange rates between the periods. Sales volumes of 77.6 kilotons for the three months ended March 31, 2018 increased 1.2% compared to three months ended March 31, 2017. Our Specialty Polymers and Cariflex volumes increased 5.7% and 0.5%, respectively, which was partially offset by a decline in Performance Products volumes of 0.4%.
Cost of goods sold was $207.5 million for the three months ended March 31, 2018 compared to $181.4 million for the three months ended March 31, 2017, an increase of $26.2 million or 14.4%. The increase in cost of goods sold reflects the cost of consumed raw materials, which had higher average costs on a first-in, first-out measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $9.4 million.
For the three months ended March 31, 2018, the Polymer segment operating income was $32.8 million compared to $42.5 million for the three months ended March 31, 2017.
For the three months ended March 31, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $44.8 million compared to $32.1 million for the three months ended March 31, 2017. The increase in Adjusted EBITDA reflects improved unit margins. Our unit margins during the three months ended March 31, 2017 were adversely impacted by the significant increases in current replacement costs of raw materials and the timing associated with the realization of price increases. The positive effect from changes in currency exchange rates between the periods was $2.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment

	Three Months Ended March 31,
	2018	2017
Revenue	(In thousands)
Adhesives	$73,148	$73,879
Performance Chemicals	122,941	101,579
Tires	17,232	11,719
	$213,321	$187,177

Operating income	$29,355	$17,601
Adjusted EBITDA (non-GAAP)(1)	$43,859	$33,516
Adjusted EBITDA margin (non-GAAP)(2)	20.6%	17.9%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Effective January 1, 2018, results for our Roads and Constructions target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the three months ended March 31, 2017 to conform to with the 2018 presentation.
Revenue for the Chemical segment was $213.3 million for the three months ended March 31, 2018 compared to $187.2 million for the three months ended March 31, 2017. The increase in Chemical segment revenue was attributable to higher average selling prices and a $12.4 million positive effect from changes in currency exchange rates between the periods. Sales volumes were 115.9 kilotons for the three months ended March 31, 2018, a decrease of 2.3 kilotons or 1.9%. The Performance Chemicals and Tires volumes increased 0.4% and 7.3%, respectively, which was partially offset by the decline in Adhesives volumes of 8.4%.
Cost of goods sold was $147.8 million for the three months ended March 31, 2018 compared to $132.8 million for the three months ended March 31, 2017, an increase of $15.0 million or 11.3%. The increase was primarily driven by higher average raw material costs and a negative impact from changes in currency exchange rates between the periods of $10.6 million.
For the three months ended March 31, 2018, the Chemical segment operating income was $29.4 million compared to $17.6 million for the three months ended March 31, 2017.
For the three months ended March 31, 2018, the Chemical segment generated $43.9 million of Adjusted EBITDA (non-GAAP) compared to $33.5 million for the three months ended March 31, 2017. The increase in Adjusted EBITDA was primarily driven by higher average selling prices and improved product mix primarily for TOFA and other Performance Chemical upgrades. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

NON-GAAP FINANCIAL MEASURES
EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share
We consider EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. Further, management uses these measures to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance and attainment of net debt reduction, along with other factors. EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under GAAP.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
EBITDA(2)	$88,964	$72,855
Adjusted EBITDA(1) (3)	$88,625	$65,571
Adjusted Diluted Earnings (Loss) Per Share(1)	$0.58	$(0.15)
____________________________________________________

(1)
The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs. ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period. We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the GAAP carrying value creates the spread between GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share under both our GAAP convention and ECRC.

(2)
On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation, and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, loss on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:

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

(3)
Adjusted EBITDA is EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above, as well as the following limitations:

•
due to volatility in raw material prices, Adjusted EBITDA may, and often does, vary substantially from EBITDA, net income, and other performance measures, including net income calculated in accordance with GAAP; and

•
Adjusted EBITDA may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.

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
We compensate for the above limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share only as supplemental measures. See our financial statements included in Part I of this Form 10-Q.

We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$22,072			$6,413
Net loss attributable to noncontrolling interest			(11)			(2,224)
Consolidated net income			22,061			4,189
Add (deduct):
Income tax expense			2,251			1,218
Interest expense, net			29,276			34,305
Earnings of unconsolidated joint venture			(137)			(127)
Loss on extinguishment of debt			7,591			19,738
Other expense			1,113			808
Operating income	$32,800	$29,355	62,155	$42,530	$17,601	60,131
Add (deduct):
Depreciation and amortization	17,762	17,614	35,376	16,324	16,819	33,143
Other expense	(1,324)	211	(1,113)	(902)	94	(808)
Loss on extinguishment of debt	(7,591)	—	(7,591)	(19,738)	—	(19,738)
Earnings of unconsolidated joint venture	137	—	137	127	—	127
EBITDA	41,784	47,180	88,964	38,341	34,514	72,855
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	605	(1,259)	(654)	4,674	220	4,894
Loss on extinguishment of debt	7,591	—	7,591	19,738	—	19,738
KFPC startup costs (b)	—	—	—	2,821	—	2,821
Non-cash compensation expense	2,902	—	2,902	2,974	—	2,974
Spread between FIFO and ECRC	(8,116)	(2,062)	(10,178)	(36,493)	(1,218)	(37,711)
Adjusted EBITDA	$44,766	$43,859	$88,625	$32,055	$33,516	$65,571
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended March 31,
	2018	2017
Diluted earnings per share	$0.68	$0.20
Transaction, acquisition related costs, restructuring, and other costs (a)	(0.02)	0.12
Loss on extinguishment of debt	0.18	0.41
KFPC startup costs (b)	—	0.06
Spread between FIFO and ECRC	(0.26)	(0.94)
Adjusted diluted earnings (loss) per share (non-GAAP)	$0.58	$(0.15)
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.
Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Revenue Recognition. The Company adopted Topic 606 Revenue from Contracts with Customers with a date of initial adoption of January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition and applied Topic 606 using the modified retrospective basis. Typically, this approach would result in recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at January 1, 2018. The company did not have a material change in financial position, results of operations, or cash flows and therefore there is no cumulative impact recorded to opening equity.

LIQUIDITY AND CAPITAL RESOURCES
Senior Secured Term Loan Facility. In January 2016, we entered into the Term Loan Facility pursuant to which Kraton Polymers LLC (the “U.S. Term Loan Borrower”) made U.S. dollar denominated term loan borrowings in an aggregate principal amount of $1,350.0 million (the “USD Tranche”). On August 16, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the credit agreement governing the Term Loan Facility (as amended, the “Credit Agreement”) pursuant to which Kraton Polymers Holdings B.V., a wholly-owned Dutch subsidiary of Kraton Corporation (the “Euro Term Loan Borrower” and, together with the U.S. Term Loan Borrower, the “Term Loan Borrowers”), borrowed a new tranche of term loans denominated in Euros in an aggregate principal amount equal to €260.0 million (the “Euro Tranche”). The proceeds from borrowings under the Euro Tranche were used, together with available cash, to pay down a portion of the then outstanding borrowings under the USD Tranche. On March 8, 2018, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement pursuant to which the Euro Term Loan Borrower increased borrowings under the Euro Tranche by €150.0 million. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash to pay down an additional $185.0 million of the then outstanding borrowings under the USD Tranche. The Fifth Amendment extended the maturity date of the Term Loan Facility by three years to March 8, 2025. Subject to compliance with certain covenants and other conditions, contained within the Credit Agreement, the Term Loan Borrowers have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. As of March 31, 2018, we had $300.0 million in borrowings under the USD Tranche and €315.0 million, or approximately $388.0 million, in borrowings under the Euro Tranche.
Borrowings under the USD Tranche bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an adjusted LIBOR rate (subject to a 1.0% floor) determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for statutory reserve requirements or (b) an alternate base rate (subject to a 2.0% floor) determined by reference to the highest of (1) the prime rate of Credit Suisse AG, (2) the federal funds effective rate plus 0.5% and (3) the one month adjusted LIBOR rate plus 1.0% per annum. Borrowings under the Euro Tranche bear interest at a rate per annum equal to an applicable margin, plus EURIBOR rate (subject to a 0.75% floor). Pursuant to the Fifth Amendment, we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5% , and we reduced our Euro Tranche interest rate applicable margin to 2.0%. We are also required to pay customary agency fees in connection with the Term Loan Facility. As of the date of this filing, the effective interest rate for the USD Tranche is LIBOR plus 2.5% and the effective interest rate for the Euro Tranche is 2.75%.
Voluntary prepayments on the Term Loan Facility may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR or EURIBOR loans and other than a 1.0% of the Term Loan Facility. Pursuant to the Fifth Amendment, the period during which such prepayment premium may be required under each of the Euro Tranche and the USD Tranche was reset until six months after the effective date of the Fifth Amendment. In the event we have consolidated excess cash flow for any fiscal year, we are required to prepay an amount of borrowings under the Term Loan Facility equal to at least 50% of such cash flow by the 90th day after the end of the fiscal year. The prepayment percentage is reduced to 25% if our senior secured net leverage ratio is under 2.5:1.0 or 0% if our senior secured net leverage ratio is below 2.0:1.0.
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
ABL Facility. In January 2016, we entered into an amended and restated asset-based revolving credit facility that provides financing of up to $250.0 million (the “ABL Facility”). We did not have any borrowings drawn under this facility as of March 31, 2018. Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility.
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
KFPC Loan Agreement. On July 17, 2014, KFPC entered into a syndicated loan agreement (the “KFPC Loan Agreement”) in the amount of 5.5 billion New Taiwan Dollars (“NTD”), or approximately $188.8 million, to provide additional funding to construct the hydrogenated styrenic block copolymer (“HSBC”) facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes.
The KFPC Loan Agreement is comprised of a NTD 4.3 billion Tranche A, or approximately $147.2 million, to fund KFPC’s capital expenditures, and a NTD 1.2 billion Tranche B, or approximately $41.5 million, to fund working capital requirements and/or general corporate purposes. As of March 31, 2018, NTD 4.0 billion, or approximately $135.6 million, was drawn on the KFPC Loan Agreement. The facility period of the KFPC Loan Agreement is five years from January 17, 2015 (the first drawdown date). KFPC was able to draw on the KFPC Loan Agreement for the first 28 months following the first drawdown date, which ended in May 2017. Subject to certain conditions, KFPC can request a two-year extension of the term of the KFPC Loan Agreement.
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
The KFPC Loan Agreement is subject to a variable interest rate composed of a fixed 0.8% margin plus the three-month or six-month fixing rate of the Taipei Interbank Offered Rate (depending on the interest period selected by KFPC in the drawdown request or the interest period notice), subject to a floor of 1.7%. Interest is payable on a monthly basis. For the three months ended March 31, 2018, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%.
The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. The financial covenants include a maximum debt to equity ratio of 1.2:1.0 in 2018; a minimum tangible net worth requirement of $50.0 million through 2018, which will increase to $100.0 million in 2019; and a minimum interest coverage ratio requirement of 5.0:1.0 commencing in 2017. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. Formosa Petrochemical Corporation and Kraton Polymers LLC are the guarantors of the KFPC Loan Agreement with each guarantor guaranteeing 50% of the indebtedness.
KFPC Revolving Credit Facilities. During the fourth quarter of 2017, KFPC executed two revolving credit facilities to provide funding for working capital requirements and/or general corporate purposes. The revolving credit facility in the amount of NTD 700.0 million, or approximately $24.0 million, expires September 29, 2018 (the “NTD 700.0 million Facility”) and the revolving credit facility in the amount of NTD 500.0 million, or approximately $17.2 million, expires November 20, 2018 (the “NTD 500.0 million Facility”). Both revolving credit facilities are subject to a variable interest rate. Interest on borrowings denominated in NTD for the NTD 700.0 million Facility are composed of the adjustable rate for consumer loans plus a 0.21% margin, subject to a 1.20% floor and interest on borrowings denominated in NTD for the NTD 500.0 million Facility are composed of TAIBOR plus a premium of 0.50%. As of March 31, 2018, NTD 300 million, or approximately $10.3 million, was drawn on the NTD 700.0 million Facility and we had no borrowings under the NTD 500.0 million Facility.
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

Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $208.4 million, with no outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $4.6 million and $2.0 million to our pension plans during the three months ended March 31, 2018 and 2017, respectively. We expect our total pension plan contributions for the year ended December 31, 2018 to be approximately $13.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2018, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2019 and beyond.
As of March 31, 2018, we had $62.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
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
Our ability to pay principal and interest on our indebtedness, fund working capital, make anticipated capital expenditures, and fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. “See Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for further discussion.
Operating Cash Flows
Net cash provided by operating activities totaled $20.2 million during the three months ended March 31, 2018 compared to $3.4 million during the three months ended March 31, 2017. This represents a net increase in operating cash flows of $16.7 million, which was primarily driven by increases in working capital and operating income. The period-over-period changes in working capital are as follows:

•	$58.8 million increase in cash flows associated with inventories of products, materials, and supplies due to lower costs and volumes;

•	$12.4 million increase in cash flows due timing of receipts and payments of other assets, primarily driven by value added tax; partially offset by a

•	$30.2 million net decrease in cash flows associated with accounts receivables due to higher selling prices;

•	$21.9 million decrease in cash flows due to associated with accounts payable due to lower raw material costs; and

•
$9.9 million decrease in cash flows associated with other items, including other payables and accruals, other long term liabilities, and due to related parties; primarily due to timing of transactions and payments

Investing Cash Flows
Net cash used in investing activities totaled $24.0 million for the three months ended March 31, 2018 and $34.4 million for the three months ended March 31, 2017.

Expected Capital Expenditures
We currently expect 2018 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $110.0 million, which includes $5.0 million of capitalized interest. Included in this estimate is approximately $10.0 million for projects associated with our cost reset initiative and approximately $60.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. The remaining anticipated 2018 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2018 was approximately 27.9% equity, 70.8% debt and 1.3% noncontrolling interest compared to approximately 27.1% equity, 71.6% debt, and 1.3% noncontrolling interest at December 31, 2017.
In connection with our March 2018 refinancing of our Term Loan Facility, we recorded a $7.6 million loss on extinguishment of debt during the three months ended March 31, 2018; which includes the write off of previously capitalized deferred financing costs and original issue discount on our Term Loan Facility, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. We deferred $3.8 million of debt issuance costs; of which $2.2 million and $1.7 million relates to the Euro Tranche and USD Tranche, respectively.
During the three months ended March 31, 2018 (excluding borrowings under the KFPC Loan Agreement) we increased Kraton Corporation indebtedness by $4.5 million, while decreasing cash on hand (excluding KFPC cash) by approximately $15.8 million.
Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 7 Long-Term Debt for changes to our debt maturity schedule. There have been no other material changes to the contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2018, other than operating leases.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2018, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Effective January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new standard did not have a material impact to our financial position, results of operations, or cash flows, we implemented changes to our processes related to revenue recognition and the control activities related to revenue recognition. These included the development of new policies based on the five-step model provided in the new standard, training, ongoing contract review requirements, and gathering of information provided for disclosures.
There has been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
10.1
Fifth Amendment to Credit and Guarantee Agreement, dated as of March 8, 2018, among Kraton Polymers LLC, as U.S. Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Dollar Replacement Term Lender and Euro Replacement Term Lender (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2018)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	April 26, 2018	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 26, 2018	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer