Form 10-Q
period 2018-06-30
Kraton Corp
filed 2018-07-26
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of July 23, 2018: 31,885,521.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2018

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
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include, but are not limited to the factors set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”).
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statement of changes in equity for the six-month period ended June 30, 2018, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, and comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP
Houston, Texas
July 26, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,304	$89,052
Receivables, net of allowances of $1,025 and $824	271,619	196,683
Inventories of products, net	394,033	367,796
Inventories of materials and supplies, net	27,675	25,643
Prepaid expenses	14,465	13,963
Other current assets	29,364	36,615
Total current assets	792,460	729,752
Property, plant, and equipment, less accumulated depreciation of $560,012 and $526,759	929,765	958,723
Goodwill	773,723	774,319
Intangible assets, less accumulated amortization of $222,126 and $197,318	383,296	406,863
Investment in unconsolidated joint venture	12,043	12,380
Debt issuance costs	1,755	2,340
Deferred income taxes	6,177	8,462
Other long-term assets	39,242	39,688
Total assets	$2,938,461	$2,932,527
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$39,373	$42,647
Accounts payable-trade	180,713	169,265
Other payables and accruals	93,748	119,624
Due to related party	16,626	19,176
Total current liabilities	330,460	350,712
Long-term debt, net of current portion	1,607,484	1,574,881
Deferred income taxes	143,086	148,148
Other long-term liabilities	189,844	192,267
Total liabilities	2,270,874	2,266,008
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,886 shares issued and outstanding at June 30, 2018; 31,605 shares issued and outstanding at December 31, 2017	319	316
Additional paid in capital	381,569	377,957
Retained earnings	360,778	356,503
Accumulated other comprehensive loss	(105,042)	(98,295)
Total Kraton stockholders' equity	637,624	636,481
Noncontrolling interest	29,963	30,038
Total equity	667,587	666,519
Total liabilities and equity	$2,938,461	$2,932,527

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$538,395	$525,320	$1,040,787	$983,445
Cost of goods sold	368,019	377,483	723,360	691,683
Gross profit	170,376	147,837	317,427	291,762
Operating expenses:
Research and development	10,474	9,647	21,271	19,884
Selling, general, and administrative	41,975	41,132	80,698	81,546
Depreciation and amortization	35,140	34,590	70,516	67,733
Operating income	82,787	62,468	144,942	122,599
Other expense	(1,107)	(863)	(2,220)	(1,671)
Loss on extinguishment of debt	(72,330)	—	(79,921)	(19,738)
Earnings of unconsolidated joint venture	120	118	257	245
Interest expense, net	(25,416)	(34,444)	(54,692)	(68,749)
Income (loss) before income taxes	(15,946)	27,279	8,366	32,686
Income tax benefit (expense)	1,842	(3,854)	(409)	(5,072)
Consolidated net income (loss)	(14,104)	23,425	7,957	27,614
Net (income) loss attributable to noncontrolling interest	(826)	2,136	(815)	4,360
Net income (loss) attributable to Kraton	$(14,930)	$25,561	$7,142	$31,974
Earnings (loss) per common share:
Basic	$(0.47)	$0.82	$0.22	$1.03
Diluted	$(0.47)	$0.81	$0.22	$1.01
Weighted average common shares outstanding:
Basic	31,441	30,585	31,342	30,508
Diluted	31,441	31,066	31,797	30,952

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to Kraton	$(14,930)	$25,561	$7,142	$31,974
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(14,575)	29,646	(10,956)	41,781
Unrealized gain (loss) on cash flow hedges, net of tax expense of $210, benefit of $421, expense of $490 and $30, respectively	674	(749)	4,155	94
Reclassification of gain on cash flow hedge	—	—	(2,587)	(41)
Unrealized gain on net investment hedge, net of tax expense of $825 for both periods	2,641	—	2,641	—
Other comprehensive income (loss), net of tax	(11,260)	28,897	(6,747)	41,834
Comprehensive income (loss) attributable to Kraton	(26,190)	54,458	395	73,808
Comprehensive loss attributable to noncontrolling interest	(597)	(2,133)	(75)	(2,471)
Consolidated comprehensive income (loss)	$(26,787)	$52,325	$320	$71,337

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income	—	—	7,142	—	7,142	815	7,957
Other comprehensive loss	—	—	—	(6,747)	(6,747)	(890)	(7,637)
Retired treasury stock from employee tax withholdings	1	(3,143)	(2,867)	—	(6,009)	—	(6,009)
Exercise of stock options	1	1,631	—	—	1,632	—	1,632
Non-cash compensation related to equity awards	1	5,124	—	—	5,125	—	5,125
Balance at June 30, 2018	$319	$381,569	$360,778	$(105,042)	$637,624	$29,963	$667,587

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$7,957	$27,614
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	70,516	67,733
Amortization of debt original issue discount	1,675	3,610
Amortization of debt issuance costs	3,325	4,371
(Gain) loss on disposal of property, plant, and equipment	360	(13)
Loss on extinguishment of debt	79,921	19,738
Earnings from unconsolidated joint venture, net of dividends received	288	193
Deferred income tax benefit	(2,656)	(317)
Share-based compensation	5,125	5,147
Decrease (increase) in:
Accounts receivable	(80,178)	(42,452)
Inventories of products, materials, and supplies	(35,134)	(55,562)
Other assets	5,608	(7,683)
Increase (decrease) in:
Accounts payable-trade	20,175	342
Other payables and accruals	(25,547)	(3,187)
Other long-term liabilities	(529)	2,512
Due to related party	(2,812)	4,123
Net cash provided by operating activities	48,094	26,169
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(42,223)	(50,791)
KFPC purchase of property, plant, and equipment	(653)	(11,205)
Purchase of software and other intangibles	(3,228)	(3,470)
Net cash used in investing activities	(46,104)	(65,466)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	713,540	432,797
Repayments of debt	(718,370)	(424,797)
KFPC proceeds from debt	10,197	39,898
KFPC repayments of debt	(28,661)	—
Capital lease payments	(520)	(454)
Purchase of treasury stock	(6,009)	(1,511)
Proceeds from the exercise of stock options	1,632	1,601
Settlement of interest rate swap	2,587	—
Debt issuance costs	(10,345)	(9,971)
Net cash provided by (used in) financing activities	(35,949)	37,563
Effect of exchange rate differences on cash	211	8,697
Net increase (decrease) in cash and cash equivalents	(33,748)	6,963
Cash and cash equivalents, beginning of period	89,052	121,749
Cash and cash equivalents, end of period	$55,304	$128,712

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$1,470	$8,167
Cash paid during the period for interest, net of capitalized interest	$57,063	$53,484
Capitalized interest	$1,577	$2,313
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$13,801	$17,534

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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $3.4 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively. We adopted ASU 2017-07 effective January 1, 2018 and net periodic benefit costs other than the service cost component have been included in Other expense on our Condensed Consolidated Statements of Operations for all reported periods.
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
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $14.9 million related to contractual commitments with customers that the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it's ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three and six months ended June 30, 2018, we recognized $0.7 million and $4.5 million of revenue related to these arrangements, respectively. Custodial costs of $0.1 million have been accrued as of June 30, 2018 and will be recognized as revenue once the remaining performance obligation is met.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Performance Products	$180,738	$191,134	$326,468	$332,852
Specialty Polymers	108,289	100,479	212,307	191,399
Cariflex	48,976	43,354	88,501	81,402
Other	147	151	(55)	413
Polymer Product Line Revenue	$338,150	$335,118	$627,221	$606,066
Effective January 1, 2018, results for our Roads and Construction target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the three and six months ended June 30, 2017 to conform with the respective 2018 presentations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Adhesives	$73,978	$77,111	$147,126	$150,990
Performance Chemicals	114,813	100,304	237,754	201,883
Tires	11,454	12,787	28,686	24,506
Chemical Product Line Revenue	$200,245	$190,202	$413,566	$377,379

	June 30, 2018	December 31, 2017
Contract receivables(1)	$275,050	$196,951
Contract liabilities(2)	$14,859	$16,257
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $1.0 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.4 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.2 million for both the three months ended June 30, 2018 and 2017, and $5.1 million for both the six months ended June 30, 2018 and 2017.

5. Detail of Certain Balance Sheet Accounts

	June 30, 2018	December 31, 2017
	(In thousands)
Inventories of products:
Finished products	$286,236	$270,562
Work in progress	6,602	6,925
Raw materials	108,987	100,594
Inventories of products, gross	401,825	378,081
Inventory reserves	(7,792)	(10,285)
Total inventories of products, net	$394,033	$367,796
Intangible assets:
Contractual agreements	$263,429	$264,581
Technology	146,007	146,449
Customer relationships	60,436	60,547
Tradenames/trademarks	80,363	80,138
Software	55,187	52,466
Intangible assets	605,422	604,181
Less accumulated amortization:
Contractual agreements	55,201	44,435
Technology	57,553	53,086
Customer relationships	35,639	33,871
Tradenames/trademarks	39,284	35,770
Software	34,449	30,156
Total accumulated amortization	222,126	197,318
Intangible assets, net of accumulated amortization	$383,296	$406,863
Other payables and accruals:
Employee related	$28,649	$41,250
Interest payable	15,922	23,615
Property, plant, and equipment accruals	10,391	10,404
Other	38,786	44,355
Total other payables and accruals	$93,748	$119,624
Other long-term liabilities:
Pension and other post-retirement benefits	$143,397	$147,209
Other	46,447	45,058
Total other long-term liabilities	$189,844	$192,267

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Net Unrealized Gain on Cash Flow Hedges	Net Unrealized Gain (Loss) on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income before reclassifications	41,781	94	—	—	41,875
Amounts reclassified from accumulated other comprehensive loss	—	(41)	—	—	(41)
Net other comprehensive income for the year	41,781	53	—	—	41,834
June 30, 2017	$(30,950)	$568	$(1,926)	$(84,388)	$(116,696)

December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income (loss) before reclassifications	(10,956)	4,155	2,641	—	(4,160)
Amounts reclassified from accumulated other comprehensive loss	—	(2,587)	—	—	(2,587)
Net other comprehensive income (loss) for the year	(10,956)	1,568	2,641	—	(6,747)
June 30, 2018	$(20,610)	$6,118	$715	$(91,265)	$(105,042)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(14,930)	31,890		$25,561	31,197
Amounts allocated to unvested restricted shares	210	(449)		(501)	(612)
Amounts available to common stockholders	(14,720)	31,441	$(0.47)	25,060	30,585	$0.82
Diluted:
Amounts allocated to unvested restricted shares	(210)	449		501	612
Non participating share units	—	—		—	181
Stock options added under the treasury stock method	—	—		—	300
Amounts reallocated to unvested restricted shares	210	(449)		(494)	(612)
Amounts available to stockholders and assumed conversions	$(14,720)	31,441	$(0.47)	$25,067	31,066	$0.81

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$7,142	31,831		$31,974	31,115
Amounts allocated to unvested restricted shares	(110)	(489)		(624)	(607)
Amounts available to common stockholders	7,032	31,342	$0.22	31,350	30,508	$1.03
Diluted:
Amounts allocated to unvested restricted shares	110	489		624	607
Non participating share units	—	201		—	184
Stock options added under the treasury stock method	—	254		—	260
Amounts reallocated to unvested restricted shares	(108)	(489)		(615)	(607)
Amounts available to stockholders and assumed conversions	$7,034	31,797	$0.22	$31,359	30,952	$1.01

7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018				December 31, 2017
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$390,000	$(7,922)	$(10,871)	$371,207	$485,000	$(13,373)	$(13,986)	$457,641
Euro Tranche	367,638	—	(5,163)	362,475	198,265	—	(3,517)	194,748
10.5% Senior Notes	—	—	—	—	440,000	(13,267)	(14,409)	412,324
7.0% Senior Notes	400,000	—	(7,023)	392,977	400,000	—	(7,424)	392,576
5.25% Senior Notes	338,461	—	(5,665)	332,796	—	—	—	—
ABL Facility	50,000	—	—	50,000	—	—	—	—
KFPC Loan Agreement	129,428	—	(143)	129,285	149,919	—	(196)	149,723
KFPC Revolving Facilities	6,550	—	—	6,550	8,430	—	—	8,430
Capital lease obligation	1,567	—	—	1,567	2,086	—	—	2,086
Total debt	1,683,644	(7,922)	(28,865)	1,646,857	1,683,700	(26,640)	(39,532)	1,617,528
Less current portion of total debt	39,373	—	—	39,373	42,647	—	—	42,647
Long-term debt	$1,644,271	$(7,922)	$(28,865)	$1,607,484	$1,641,053	$(26,640)	$(39,532)	$1,574,881

Senior Secured Term Loan Facility. As of June 30, 2018, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $390.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €315.0 million, or approximately $367.6 million.
On March 8, 2018, we entered into a fifth amendment to the credit agreement governing the Term Loan Facility (the “Credit Agreement”) pursuant to which borrowings under the Euro Tranche were increased by €150.0 million, we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%, we reduced our Euro Tranche interest rate applicable margin to 2.0%, and extended the maturity date of the Term Loan Facility by three years to March 8, 2025. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash, to pay down $185.0 million of the then outstanding borrowings under the USD Tranche. On May 24, 2018, we entered into a sixth and seventh amendment to the Credit Agreement. The seventh amendment increased borrowings under the USD Tranche by $90.0 million, with the proceeds of such additional borrowing being used to fund a portion of the refinancing of the 10.5% Senior Notes discussed below. The sixth amendment provided for certain technical amendments to the Term Loan Facility to allow for greater flexibility in the repayment of unsecured indebtedness. For a summary of additional terms of the Term Loan Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
As of the date of this filing, the effective interest rate for the USD Tranche is LIBOR plus 2.5% and the effective interest rate for the Euro Tranche is 2.75%. The Term Loan Facility contains a number of customary affirmative and negative covenants and we were in compliance with the covenants as of the date of this filing.
10.5% Senior Notes due 2023. During the three months ended June 30, 2018, approximately $157.6 million of the 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) were repurchased in a cash tender offer for any and all of the outstanding $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes (as defined below) and the additional $90.0 million borrowings under our USD Tranche, together with $60.0 million borrowings under the ABL Facility (as defined below), and cash on hand.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $338.5 million as of June 30, 2018, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We will pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2018. The net proceeds of the offering of the 5.25% Senior Notes were used to fund a portion of the refinancing of the 10.5% Senior Notes discussed above.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. During the three months ended June 30, 2018, we borrowed $60.0 million to fund a portion of the refinancing of the 10.5% Senior Notes discussed above. Our outstanding borrowings under the ABL facility were $50.0 million as of June 30, 2018.
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants and we were in compliance with the covenants as of the date of this filing. For a summary of additional terms of the ABL Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Loan Agreement. As of June 30, 2018, NTD 4.0 billion, or approximately $129.4 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three and six months ended June 30, 2018, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement and KFPC was in compliance with the covenants as of the date of this filing. For a summary of additional terms of the KFPC Loan Agreement, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has five revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $70.4 million. All of the KFPC Revolving Facilities are subject to variable interest rates. As of June 30, 2018, NTD 200.0 million, or approximately $6.6 million, was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $31.8 million as of June 30, 2018, of which $2.9 million related to the ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $28.9 million is recorded as a reduction to long-term debt. We amortized $1.4 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and $3.3 million and $4.4 million during the six months ended June 30, 2018 and 2017, respectively. We deferred $11.0 million of debt issuance costs, of which $2.2 million, $3.1 million, and $5.7 million related to the Euro Tranche, USD Tranche, and 5.25% Senior Notes, respectively.
We recorded a $79.9 million loss on extinguishment of debt during the six months ended June 30, 2018, which includes a write off of $18.7 million related to previously capitalized deferred financing costs, a write off of $17.4 million related to original issue discount on our Term Loan Facility, and a $46.4 million related to the cash tender offer and subsequent redemption of the outstanding 10.5% Senior Notes, all of which was partially offset by a $2.6 million gain on the settlement of the ineffective portion of interest rate swaps.

Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2018, are as follows:

Principal Payments
(In thousands)
July 1, 2018 through June 30, 2019	$39,373
July 1, 2019 through June 30, 2020	97,245
July 1, 2020 through June 30, 2021	185
July 1, 2021 through June 30, 2022	50,196
July 1, 2022 through June 30, 2023	208
Thereafter	1,496,437
Total debt	$1,683,644
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$2,246	$—	$2,246	$—
Derivative asset – noncurrent	Other long-term assets	5,241	—	5,241	—
Retirement plan asset – noncurrent	Other long-term asset	2,504	2,504	—	—
Total		$9,991	$2,504	$7,487	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,629	$—	$1,629	$—
Derivative asset – noncurrent	Other long-term assets	3,801	—	3,801	—
Retirement plan asset – noncurrent	Other long-term assets	2,435	2,435	—	—
Derivative liability – current	Other payables and accruals	$399	$—	$399	$—
Total		$8,264	$2,435	$5,829	$—
The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$390,000	$390,246	$485,000	$490,762
Euro Tranche (significant other observable inputs – level 2)	$367,638	$366,031	$198,265	$200,495
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$440,000	$499,171
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$414,340	$400,000	$432,028
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$338,461	$341,517	$—	$—
ABL Facility (significant other observable inputs – level 2)	$50,000	$50,000	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$1,567	$1,567	$2,086	$2,086
KFPC Loan Agreement (significant unobservable inputs – level 3)	$129,428	$129,428	$149,919	$149,919
KFPC Revolving Facilities (significant unobservable inputs – level 3)	$6,550	$6,550	$8,430	$8,430
The ABL Facility, Capital lease obligation, KFPC Loan Agreement, and KFPC Revolving Facilities are variable rate instruments, and as such, the fair value approximates the carrying value.
Financial Instruments
Interest Rate Swap Agreements. Periodically, we enter into interest rate swap agreements to hedge or otherwise protect against interest rate fluctuation on a portion of our variable rate debt. These interest rate swap agreements are designated as cash flow hedges on our exposure to the variability of future cash flows.
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $625.4 million of our interest rate swaps as of June 30, 2018. As a result, at June 30, 2018 the total notional value of our interest rate swaps was $390.0 million, which effectively hedges the outstanding USD Tranche, fixing LIBOR at 1.749%. We recorded an unrealized gain of $0.9 million and an unrealized loss of $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and an unrealized gain of $4.6 million and an unrealized gain of $0.1 million during the six months ended June 30, 2018 and 2017, respectively, in accumulated other comprehensive income (loss) related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income (loss) the settlement of a portion of our interest rate swap that amounted to $2.6 million gain for the six months ended June 30, 2018.

Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $0.2 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and a gain of $0.1 million and $3.1 million for the six months ended June 30, 2018 and 2017, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the three months ended June 30, 2018, we designated €290 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument at June 30, 2018 was a gain of $3.5 million, which is recorded within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
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
9. Income Taxes
Income tax provision was a benefit of $1.8 million and an expense $3.9 million for the three months ended June 30, 2018 and 2017, respectively, and an expense of $0.4 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 11.6% and 14.1% for the three months ended June 30, 2018 and 2017, respectively, and 4.9% and 15.5% for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and our uncertain tax positions. During the six months ended June 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income taxes at the statutory rate	$3,349	$(9,548)	$(1,757)	$(11,440)
State taxes, net of federal benefit	207	231	(147)	92
Foreign tax rate differential	1,361	3,876	4,200	5,666
Permanent differences	(1,879)	2,056	141	1,726
Uncertain tax positions	(526)	(580)	(1,053)	(1,155)
Valuation allowance	(645)	392	(443)	317
Return to provision adjustments	(25)	—	(1,350)	3
Other	—	(281)	—	(281)
Income tax benefit (expense)	$1,842	$(3,854)	$(409)	$(5,072)
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
As of June 30, 2018 and December 31, 2017, we recorded a valuation allowance of $51.7 million and $51.3 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We increased our valuation allowances by $0.6 million and $0.4 million for the three and six months ended June 30, 2018, respectively, primarily related to current period net operating losses in the U.S. We decreased our valuation allowances by $0.4 million and $0.3 million for the three and six months ended June 30, 2017, respectively, which represents utilization of net operating losses.
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
The Staff of the SEC issued Staff Accounting Bulletin No. 118, which provides registrants a measurement period to report the impact of the new U.S. tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018. Certain items or estimates that result in impacts of the Tax Act being provisional include: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, certain deferred taxes related to employee compensation, valuation allowances on certain deferred taxes, deferred taxes related to outside basis differences in certain foreign investments, detailed foreign earnings calculation for the most recent period, project foreign cash balances for certain foreign subsidiaries, and finalized computations of foreign tax credit availability. In addition, the companies 2017 U.S. income tax returns will not be finalized until later in 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in an adjustment to our income tax provision or benefit when recorded. Finally, we consider it likely that further technical guidance regarding the new Tax Act provisions, as well as clarity regarding state income tax conformity to current federal tax code, may be issued.
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

As of June 30, 2018 and December 31, 2017, we had total unrecognized tax benefits of $25.3 million and $24.4 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and six months ended June 30, 2018, we had an increase of $0.1 million and $0.9 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. During the three and six months ended June 30, 2017, we had an increase of $1.0 million and $1.3 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As a result of the expiration of statute of limitations in various jurisdictions, we expect to release a $0.9 million reserve for the year ending December 31, 2018.
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We received an additional tax assessment of R$1.5 million, or approximately $0.4 million during the six months ended June 30, 2018. The tax authorities are currently assessing R$9.2 million, or approximately $2.4 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Beginning balance	$5,712	$8,863
Additional accruals	—	439
Accretion expense	168	156
Obligations settled	(40)	(877)
Foreign currency translation	(141)	332
Ending balance	$5,699	$8,913
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million and $3.3 million as of June 30, 2018 and 2017, respectively.
There have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$906	$632	$770	$657	$1,793	$1,283	$1,600	$1,303
Interest cost	1,795	527	1,848	654	3,590	1,068	3,662	1,375
Expected return on plan assets	(2,453)	(684)	(2,348)	(733)	(4,905)	(1,384)	(4,701)	(1,560)
Amortization of prior service cost	(1,235)	4	903	49	—	7	1,810	105
Amortization of net actuarial loss	2,452	163	—	—	2,452	331	—	—
Net periodic benefit cost	$1,465	$642	$1,173	$627	$2,930	$1,305	$2,371	$1,223
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
We made contributions of $6.6 million and $4.0 million to our pension plans in the six months ended June 30, 2018 and 2017, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$124	$145	$279	$290
Interest cost	344	340	679	680
Amortization of prior service cost	194	150	382	300
Net periodic benefit cost	$662	$635	$1,340	$1,270
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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$338,150	$200,245	$538,395	$335,118	$190,202	$525,320
Cost of goods sold	228,474	139,545	368,019	249,215	128,268	377,483
Gross profit	109,676	60,700	170,376	85,903	61,934	147,837
Operating expenses:
Research and development	7,386	3,088	10,474	6,718	2,929	9,647
Selling, general, and administrative	24,461	17,514	41,975	25,334	15,798	41,132
Depreciation and amortization	17,598	17,542	35,140	16,773	17,817	34,590
Operating income	$60,231	$22,556	82,787	$37,078	$25,390	62,468
Other expense			(1,107)			(863)
Loss on extinguishment of debt			(72,330)			—
Earnings of unconsolidated joint venture			120			118
Interest expense, net			(25,416)			(34,444)
Income (loss) before income taxes			$(15,946)			$27,279

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$627,221	$413,566	$1,040,787	$606,066	$377,379	$983,445
Cost of goods sold	436,016	287,344	723,360	430,567	261,116	691,683
Gross profit	191,205	126,222	317,427	175,499	116,263	291,762
Operating expenses:
Research and development	14,833	6,438	21,271	14,123	5,761	19,884
Selling, general, and administrative	47,981	32,717	80,698	48,671	32,875	81,546
Depreciation and amortization	35,360	35,156	70,516	33,097	34,636	67,733
Operating income	$93,031	$51,911	144,942	$79,608	$42,991	122,599
Other expense			(2,220)			(1,671)
Loss on extinguishment of debt			(79,921)			(19,738)
Earnings of unconsolidated joint venture			257			245
Interest expense, net			(54,692)			(68,749)
Income before income taxes			$8,366			$32,686
The following table presents long-lived assets including goodwill and total assets.

	June 30, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$540,823	$388,942	$929,765	$561,109	$397,614	$958,723
Investment in unconsolidated joint venture	$12,043	$—	$12,043	$12,380	$—	$12,380
Goodwill	$—	$773,723	$773,723	$—	$774,319	$774,319
Total assets	$1,167,122	$1,771,339	$2,938,461	$1,125,626	$1,806,901	$2,932,527
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$110,260	$81,231	$191,491	$101,039	$80,919	$181,958
Germany	39,665	12,850	52,515	40,861	14,611	55,472
All other countries	188,225	106,164	294,389	193,218	94,672	287,890
	$338,150	$200,245	$538,395	$335,118	$190,202	$525,320

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$213,989	$162,555	$376,544	$191,383	$157,911	$349,294
Germany	71,507	29,086	100,593	72,034	30,909	102,943
All other countries	341,725	221,925	563,650	342,649	188,559	531,208
	$627,221	$413,566	$1,040,787	$606,066	$377,379	$983,445
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $19.5 million and $28.0 million during the six months ended June 30, 2018 and 2017, respectively, and capital expenditures for our Chemical segment were $22.7 million and $22.8 million during the six months ended June 30, 2018 and 2017, respectively.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $16.3 million and $17.7 million as of June 30, 2018 and December 31, 2017, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $7.2 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively, and $16.3 million and $20.5 million for the six months ended June 30, 2018 and 2017, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Our outstanding payables were $0.3 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $7.4 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and $13.1 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2018 and December 31, 2017 for KFPC before intercompany eliminations.

	June 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$8,678	$13,848
Other current assets	17,421	21,399
Property, plant, and equipment, net	164,626	173,363
Intangible assets	8,979	9,585
Other long-term assets	16,234	13,972
Total assets	$215,938	$232,167

Current portion of long-term debt	$38,907	$41,745
Current liabilities	20,177	13,938
Long-term debt	96,928	116,408
Total liabilities	$156,012	$172,091
15. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2018.

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
Chemical Segment
Effective January 1, 2018, results for our Roads and Constructions target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the three and six months ended June 30, 2017 to conform to with the 2018 presentation.
We manufacture and sell high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks into value-added specialty chemicals, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”), tall oil rosin (“TOR”), distilled tall oil (“DTO”), and tall oil pitch. We further upgrade TOFA, TOR, and DTO into derivatives including dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by Geography:	(In thousands)
Americas	$231,562	$215,725	$441,640	$411,929
Europe, Middle East, and Africa	189,945	199,501	367,534	364,352
Asia Pacific	116,888	110,094	231,613	207,164
Total revenue	$538,395	$525,320	$1,040,787	$983,445
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Average purchase prices of our Polymer segment raw materials decreased during both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 and average purchase prices of our Chemical segment raw materials increased during both the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017.
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
Recent Industry Developments
Recently, the Office of the U.S. Trade Representative issued a notice proposing a 10 percent tariff on certain goods imported from China under  Section 301 of the Trade Expansion Act of 1974.  If enacted, we expect that these tariffs will have an upward bias on pricing conditions for certain of our products. Further trade actions continue to add uncertainty to  pricing and supply conditions as we await final determinations or actions.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$538,395	$525,320	$1,040,787	$983,445
Cost of goods sold	368,019	377,483	723,360	691,683
Gross profit	170,376	147,837	317,427	291,762
Operating expenses:
Research and development	10,474	9,647	21,271	19,884
Selling, general, and administrative	41,975	41,132	80,698	81,546
Depreciation and amortization	35,140	34,590	70,516	67,733
Operating income	82,787	62,468	144,942	122,599
Other expense	(1,107)	(863)	(2,220)	(1,671)
Loss on extinguishment of debt	(72,330)	—	(79,921)	(19,738)
Earnings of unconsolidated joint venture	120	118	257	245
Interest expense, net	(25,416)	(34,444)	(54,692)	(68,749)
Income (loss) before income taxes	(15,946)	27,279	8,366	32,686
Income tax benefit (expense)	1,842	(3,854)	(409)	(5,072)
Consolidated net income (loss)	(14,104)	23,425	7,957	27,614
Net (income) loss attributable to noncontrolling interest	(826)	2,136	(815)	4,360
Net income (loss) attributable to Kraton	$(14,930)	$25,561	$7,142	$31,974
Earnings (loss) per common share:
Basic	$(0.47)	$0.82	$0.22	$1.03
Diluted	$(0.47)	$0.81	$0.22	$1.01
Weighted average common shares outstanding:
Basic	31,441	30,585	31,342	30,508
Diluted	31,441	31,066	31,797	30,952
Consolidated Results
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Revenue was $538.4 million for the three months ended June 30, 2018 compared to $525.3 million for the three months ended June 30, 2017, an increase of $13.1 million or 2.5%. Revenue increased $3.0 million and $10.0 million for the Polymer and Chemical segment, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $368.0 million for the three months ended June 30, 2018 compared to $377.5 million for the three months ended June 30, 2017, a decrease of $9.5 million or 2.5%. Cost of goods sold decreased $20.7 million for the Polymer segment and increased $11.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
We recorded a $72.3 million loss on extinguishment of debt during the three months ended June 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, as well as the tender offer and subsequent redemption of our 10.5% Senior Notes. See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q.

Income tax provision was a benefit of $1.8 million and an expense of $3.9 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 11.6% and 14.1% for the three months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various jurisdictions and permanent items. During the three months ended June 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net loss attributable to Kraton was $14.9 million or $0.47 per diluted share for the three months ended June 30, 2018, a decrease of $40.5 million compared to net income of $25.6 million or $0.81 per diluted share for the three months ended June 30, 2017. Adjusted diluted earnings per share (non-GAAP) was $0.88 for the three months ended June 30, 2018 compared to adjusted diluted earnings per share (non-GAAP) of $0.82 for the three months ended June 30, 2017. See a reconciliation of generally accepted accounting principles (“GAAP”) diluted earnings per share to non-GAAP adjusted diluted earnings per share below.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Revenue was $1,040.8 million for the six months ended June 30, 2018 compared to $983.4 million for the six months ended June 30, 2017, an increase of $57.3 million or 5.8%. Revenue increased $21.2 million and $36.2 million for the Polymer and Chemical segment, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $723.4 million for the six months ended June 30, 2018 compared to $691.7 million for the six months ended June 30, 2017, an increase of $31.7 million or 4.6%. Cost of goods sold increased $5.4 million and $26.2 million for our Polymer and Chemical segment, respectively. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Depreciation and amortization was $70.5 million for the six months ended June 30, 2018 compared to $67.7 million for the six months ended June 30, 2017. The increase of $2.8 million was primarily attributable to the start up of the manufacturing joint venture in Mailiao, Taiwan.
We recorded a $79.9 million loss on extinguishment of debt during the six months ended June 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q.
Income tax provision was an expense of $0.4 million and $5.1 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 4.9% and 15.5% for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018 our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and our uncertain tax positions. During the six months ended June 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $7.1 million, or $0.22 per diluted share, for the six months ended June 30, 2018, a decrease of $24.8 million compared to net income of $32.0 million, or $1.01 per diluted share, for the six months ended June 30, 2017. Adjusted diluted earnings per share (non-GAAP) was $1.47 for the six months ended June 30, 2018 compared to adjusted diluted earnings per share (non-GAAP) of $0.68 for the six months ended June 30, 2017. See a reconciliation of GAAP diluted earnings (loss) per share to non-GAAP adjusted diluted earnings per share below.

Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Performance Products	$180,738	$191,134	$326,468	$332,852
Specialty Polymers	108,289	100,479	212,307	191,399
Cariflex	48,976	43,354	88,501	81,402
Other	147	151	(55)	413
Polymer Segment Revenue	$338,150	$335,118	$627,221	$606,066

Operating income	$60,231	$37,078	$93,031	$79,608
Adjusted EBITDA (non-GAAP)(1)	$68,695	$62,815	$113,461	$94,870
Adjusted EBITDA margin (non-GAAP)(2)	20.3%	18.7%	18.1%	15.7%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Revenue for the Polymer segment was $338.2 million for the three months ended June 30, 2018 compared to $335.1 million for the three months ended June 30, 2017. Sales volumes of 87.7 kilotons for the three months ended June 30, 2018 declined 2.1% compared to the three months ended June 30, 2017. Specialty Polymers volumes increased 7.8%, Cariflex volumes increased 6.9%, and Performance Products volumes decreased 5.8%. The positive effect from changes in currency exchange rates between the periods was $9.5 million.
Cost of goods sold was $228.5 million for the three months ended June 30, 2018 compared to $249.2 million for the three months ended June 30, 2017, a decrease of $20.7 million or 8.3%. The decrease in cost of goods sold reflects lower average raw material costs and lower sales volumes. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $4.7 million.
For the three months ended June 30, 2018, the Polymer segment operating income was $60.2 million compared to $37.1 million for the three months ended June 30, 2017.
For the three months ended June 30, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $68.7 million compared to $62.8 million for the three months ended June 30, 2017. The increase reflects higher unit margins, including the effect of more favorable sales mix, partially offset by lower sales volume. The positive effect from changes in currency exchange rates between the periods was $5.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Revenue for the Polymer segment was $627.2 million for the six months ended June 30, 2018 compared to $606.1 million for the six months ended June 30, 2017, which included a $22.4 million positive effect from changes in currency exchange rates between the periods. Sales volumes of 165.3 kilotons for the six months ended June 30, 2018 decreased 0.6% compared to the six months ended June 30, 2017. Our Specialty Polymers and Cariflex volumes increased 6.7% and 3.9%, respectively, which was partially offset by a decline in Performance Products volumes of 3.4%.
Cost of goods sold was $436.0 million for the six months ended June 30, 2018 compared to $430.6 million for the six months ended June 30, 2017, an increase of $5.4 million or 1.3%. The increase in cost of goods sold was primarily driven by changes in currency exchange rates of $14.1 million, partially offset by lower average raw material costs.
For the six months ended June 30, 2018, the Polymer segment operating income was $93.0 million compared to $79.6 million for the six months ended June 30, 2017.
For the six months ended June 30, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $113.5 million compared to $94.9 million for the six months ended June 30, 2017. The 19.6% increase in Adjusted EBITDA reflects higher unit margins, and the effect of more favorable sales mix. The positive effect from changes in currency exchange rates between the periods was $7.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Chemical Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Adhesives	$73,978	$77,111	$147,126	$150,990
Performance Chemicals	114,813	100,304	237,754	201,883
Tires	11,454	12,787	28,686	24,506
Chemical Segment Revenue	$200,245	$190,202	$413,566	$377,379

Operating income	$22,556	$25,390	$51,911	$42,991
Adjusted EBITDA (non-GAAP)(1)	$36,929	$38,665	$80,788	$72,181
Adjusted EBITDA margin (non-GAAP)(2)	18.4%	20.3%	19.5%	19.1%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Effective January 1, 2018, results for our Roads and Construction target market have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the three and six months ended June 30, 2017 to conform with the respective 2018 presentations.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Revenue for the Chemical segment was $200.2 million for the three months ended June 30, 2018 compared to $190.2 million for the three months ended June 30, 2017. Sales volumes were 110.8 kilotons for the three months ended June 30, 2018, an increase of 9.3 kilotons or 9.1%. The increase in sales volumes was primarily driven by a 16.8% increase in Performance Chemicals, partially offset by a decline in Adhesives sales volumes of 3.2%. The positive effect from changes in currency exchange rates between the periods was $5.6 million.
Cost of goods sold was $139.5 million for the three months ended June 30, 2018 compared to $128.3 million for the three months ended June 30, 2017, an increase of $11.3 million or 8.8%. The increase was primarily driven by scheduled maintenance, and the negative impact from changes in currency exchange rates between the periods of $4.7 million.
For the three months ended June 30, 2018, the Chemical segment operating income was $22.6 million compared $25.4 million for the three months ended June 30, 2017.
For the three months ended June 30, 2018, the Chemical segment generated $36.9 million of Adjusted EBITDA (non-GAAP) compared to $38.7 million for the three months ended June 30, 2017. The decrease in Adjusted EBITDA was primarily driven by the timing of scheduled maintenance, which was partially offset by improved unit margins in both Performance Chemicals and Tires. The negative effect from changes in currency exchange rates between the periods was $0.6 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Revenue for the Chemical segment was $413.6 million for the six months ended June 30, 2018 compared to $377.4 million for the six months ended June 30, 2017. The increase in Chemical segment revenue was attributable to higher average selling prices and an $18.1 million positive effect from changes in currency exchange rates between the periods. Sales volumes were 226.7 kilotons for the six months ended June 30, 2018, an increase of 7.0 kilotons or 3.2%. The Performance Chemicals sales volumes increased 7.6%, which was partially offset by the decline in Adhesives volumes of 5.7%.
Cost of goods sold was $287.3 million for the six months ended June 30, 2018 compared to $261.1 million for the six months ended June 30, 2017, an increase of $26.2 million or 10.0%. The increase was primarily driven by higher average raw material costs, the timing of scheduled maintenance, and a negative impact from changes in currency exchange rates between the periods of $15.4 million.
For the six months ended June 30, 2018, the Chemical segment operating income was $51.9 million compared to $43.0 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, the Chemical segment generated $80.8 million of Adjusted EBITDA (non-GAAP) compared to $72.2 million for the six months ended June 30, 2017. The 11.9% increase in Adjusted EBITDA was primarily driven by higher average selling prices and improved unit margins within TOFA and derivative upgrade products as well as Tires, which was partially offset by the timing of scheduled maintenance. The negative effect from changes in currency exchange rates between the periods was $2.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
EBITDA(2)	$44,610	$96,313	$133,574	$169,168
Adjusted EBITDA(1) (3)	$105,624	$101,480	$194,249	$167,051
Adjusted Diluted Earnings Per Share(1)	$0.88	$0.82	$1.47	$0.68
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
We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(14,930)			$25,561
Net (income) loss attributable to noncontrolling interest			826			(2,136)
Consolidated net income (loss)			(14,104)			23,425
Add (deduct):
Income tax (benefit) expense			(1,842)			3,854
Interest expense, net			25,416			34,444
Earnings of unconsolidated joint venture			(120)			(118)
Loss on extinguishment of debt			72,330			—
Other expense			1,107			863
Operating income	$60,231	$22,556	82,787	$37,078	$25,390	62,468
Add (deduct):
Depreciation and amortization	17,598	17,542	35,140	16,773	17,817	34,590
Other income (expense)	(1,318)	211	(1,107)	(936)	73	(863)
Loss on extinguishment of debt	(72,330)	—	(72,330)	—	—	—
Earnings of unconsolidated joint venture	120	—	120	118	—	118
EBITDA	4,301	40,309	44,610	53,033	43,280	96,313
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	768	473	1,241	4,579	(790)	3,789
Loss on extinguishment of debt	72,330	—	72,330	—	—	—
KFPC startup costs (b)	897	—	897	4,419	—	4,419
Non-cash compensation expense	2,223	—	2,223	2,173	—	2,173
Spread between FIFO and ECRC	(11,824)	(3,853)	(15,677)	(1,389)	(3,825)	(5,214)
Adjusted EBITDA	$68,695	$36,929	$105,624	$62,815	$38,665	$101,480
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$7,142			$31,974
Net (income) loss attributable to noncontrolling interest			815			(4,360)
Consolidated net income			7,957			27,614
Add (deduct):
Income tax expense			409			5,072
Interest expense, net			54,692			68,749
Earnings of unconsolidated joint venture			(257)			(245)
Loss on extinguishment of debt			79,921			19,738
Other expense			2,220			1,671
Operating income	$93,031	$51,911	144,942	$79,608	$42,991	122,599
Add (deduct):
Depreciation and amortization	35,360	35,156	70,516	33,097	34,636	67,733
Other income (expense)	(2,642)	422	(2,220)	(1,838)	167	(1,671)
Loss on extinguishment of debt	(79,921)	—	(79,921)	(19,738)	—	(19,738)
Earnings of unconsolidated joint venture	257	—	257	245	—	245
EBITDA	46,085	87,489	133,574	91,374	77,794	169,168
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	1,373	(786)	587	9,253	(570)	8,683
Loss on extinguishment of debt	79,921	—	79,921	19,738	—	19,738
KFPC startup costs (b)	897	—	897	7,240	—	7,240
Non-cash compensation expense	5,125	—	5,125	5,147	—	5,147
Spread between FIFO and ECRC	(19,940)	(5,915)	(25,855)	(37,882)	(5,043)	(42,925)
Adjusted EBITDA	$113,461	$80,788	$194,249	$94,870	$72,181	$167,051
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.
We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted earnings (loss) per share	$(0.47)	$0.81	$0.22	$1.01
Transaction, acquisition related costs, restructuring, and other costs (a)	0.03	0.09	0.01	0.20
Loss on extinguishment of debt	1.71	—	1.89	0.41
KFPC startup costs (b)	0.01	0.07	0.01	0.12
Spread between FIFO and ECRC	(0.40)	(0.15)	(0.66)	(1.06)
Adjusted diluted earnings per share (non-GAAP)	$0.88	$0.82	$1.47	$0.68
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Startup costs related to the joint venture company, KFPC.

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

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2018, our outstanding borrowings included (i) $390.0 million and €315.0 million, or approximately $367.6 million, under the USD Tranche and Euro Tranche respectively, of the Term Loan Facility, (ii) $400.0 million and €290.0 million, or approximately $338.5 million as of June 30, 2018, under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $50.0 million under our ABL Facility. In addition, as of June 30, 2018, KFPC had NTD 4.0 billion, or approximately $129.4 million, and NTD 200.0 million, or approximately $6.6 million, of borrowing under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively.
On March 8, 2018, we entered into the fifth amendment to the Credit Agreement pursuant to which borrowings under the Euro Tranche were increased by €150.0 million, we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%, we reduced our Euro Tranche interest rate applicable margin to 2.0% and extended the maturity date of the Term Loan Facility by three years to March 8, 2025. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash to pay down $185.0 million of the then outstanding borrowings under the USD Tranche. On May 24, 2018, we entered into a sixth and seventh amendment to the Credit Agreement. The seventh amendment increased borrowings under the USD Tranche by $90.0 million, with the proceeds of such additional borrowing being used to fund a portion of the refinancing of the 10.5% Senior Notes further discussed below. The sixth amendment provided for certain technical amendments to the Term Loan Facility to allow for greater flexibility in the repayment of unsecured indebtedness.
During the three months ended June 30, 2018, approximately $157.6 million of the 10.5% Senior Notes were repurchased in a cash tender offer for any and all of the outstanding $400.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes and the additional $90.0 million in borrowings under the USD Tranche, together with $60.0 million of borrowings under the ABL Facility and cash on hand.
See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q and Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $180.9 million, with $55.0 million of outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.

We made contributions of $6.6 million and $4.0 million to our pension plans during the six months ended June 30, 2018 and 2017, respectively. We expect our total pension plan contributions for the year ended December 31, 2018 to be approximately $13.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2018, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2019 and beyond.
As of June 30, 2018, we had $47.7 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
On December 22, 2017, the Tax Act was enacted and we recognized a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings of $46.3 million recorded as deferred income taxes. As permitted by the Tax Act, we anticipate utilizing a portion of our net operating loss carryforwards in lieu of paying the one-time transition tax.
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
Operating Cash Flows
Net cash provided by operating activities totaled $48.1 million during the six months ended June 30, 2018 compared to $26.2 million during the six months ended June 30, 2017. This represents a net increase in operating cash flows of $21.9 million, which was primarily driven by an increase in operating income, partially offset by decreases in working capital. The period-over-period changes in working capital are as follows:

•	$37.7 million net decrease in cash flows associated with accounts receivables due to higher selling prices;

•
$22.4 million net decrease in cash flows associated with other payables and accruals, primarily driven by timing of interest payments, customer rebates, and employee related accruals; partially offset by

•	$20.4 million increase in cash flows associated with inventories of products, materials, and supplies due to lower inventory volumes;

•	$19.8 million increase in cash flows associated with accounts payable due to higher raw material costs; and

•	$13.3 million increase in cash flows due timing of receipts and payments of other assets, primarily driven by value added tax; and

•	$10.0 million increase in cash flows associated with other items, including other long term liabilities and due to related parties; primarily due to timing of transactions and payments.
Investing Cash Flows
Net cash used in investing activities totaled $46.1 million for the six months ended June 30, 2018 and $65.5 million for the six months ended June 30, 2017.
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

Financing Cash Flows
Our consolidated capital structure as of June 30, 2018 and December 31, 2017 was 27.1% equity, 71.6% debt and 1.3% noncontrolling interest.
In connection with our March and May 2018 refinancing of the Term Loan Facility and the 10.5% Senior Notes, we recorded a $79.9 million loss on extinguishment of debt during the six months ended June 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. We deferred $11.0 million of debt issuance costs.
During the six months ended June 30, 2018 (excluding borrowings under the KFPC Debt) we increased indebtedness by $22.3 million, while decreasing cash on hand (excluding KFPC cash) by approximately $28.6 million.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2018, other than operating leases.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2018, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
There has been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number
4.1
Indenture, dated as of May 24, 2018, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Kraton Corporation and certain of its wholly-owned domestic subsidiaries, as Guarantors, Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent, and Deutsche Bank Luxembourg S.A., as Authenticating Agent, Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

4.2	Form of Global Note for the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)
10.1 +
First Amendment to the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 25, 2018)

10.2
Sixth Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, among Kraton Polymers LLC, as U.S. Borrower, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.3
Seventh Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, among Kraton Polymers LLC, as U.S. Borrower, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Incremental Dollar Term Lender (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

+	Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	July 26, 2018	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 26, 2018	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer