Form 10-Q
period 2018-09-30
Kraton Corp
filed 2018-10-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 22, 2018: 31,957,092.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of natural disasters; estimated impacts of changing tariff rates; the estimates and matters described in our latest Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis—Results of Operations—Outlook;” and projections regarding environmental costs and capital expenditures and related operational savings.
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
Presentation of Financial Statements
The terms “Kraton,” “our company,” “we,” “our,” “ours,” and “us” as used in this report refer collectively to Kraton Corporation and its consolidated subsidiaries.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the “Company”) as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statement of changes in equity for the nine-month period ended September 30, 2018, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Houston, Texas
October 25, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,508	$89,052
Receivables, net of allowances of $918 and $824	253,105	196,683
Inventories of products, net	404,138	367,796
Inventories of materials and supplies, net	27,758	25,643
Prepaid expenses	12,167	13,963
Other current assets	31,383	36,615
Total current assets	780,059	729,752
Property, plant, and equipment, less accumulated depreciation of $579,651 and $526,759	931,629	958,723
Goodwill	773,373	774,319
Intangible assets, less accumulated amortization of $234,163 and $197,318	371,661	406,863
Investment in unconsolidated joint venture	12,082	12,380
Debt issuance costs	1,463	2,340
Deferred income taxes	5,175	8,462
Other long-term assets	37,602	39,688
Total assets	$2,913,044	$2,932,527
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,689	$42,647
Accounts payable-trade	167,241	169,265
Other payables and accruals	98,386	119,624
Due to related party	18,710	19,176
Total current liabilities	335,026	350,712
Long-term debt, net of current portion	1,527,322	1,574,881
Deferred income taxes	151,894	148,148
Other long-term liabilities	175,377	192,267
Total liabilities	2,189,619	2,266,008
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,957 shares issued and outstanding at September 30, 2018; 31,605 shares issued and outstanding at December 31, 2017	320	316
Additional paid in capital	385,545	377,957
Retained earnings	403,104	356,503
Accumulated other comprehensive loss	(96,491)	(98,295)
Total Kraton stockholders' equity	692,478	636,481
Noncontrolling interest	30,947	30,038
Total equity	723,425	666,519
Total liabilities and equity	$2,913,044	$2,932,527

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$523,105	$510,947	$1,563,892	$1,494,392
Cost of goods sold	368,847	381,653	1,092,207	1,073,336
Gross profit	154,258	129,294	471,685	421,056
Operating expenses:
Research and development	10,597	10,212	31,868	30,096
Selling, general, and administrative	36,150	42,421	116,848	123,967
Depreciation and amortization	35,117	34,307	105,633	102,040
Operating income	72,394	42,354	217,336	164,953
Other expense	(740)	(846)	(2,960)	(2,517)
Loss on extinguishment of debt	—	(15,632)	(79,921)	(35,370)
Earnings of unconsolidated joint venture	100	125	357	370
Interest expense, net	(20,143)	(33,017)	(74,835)	(101,766)
Income (loss) before income taxes	51,611	(7,016)	59,977	25,670
Income tax benefit (expense)	(8,334)	2,165	(8,743)	(2,907)
Consolidated net income (loss)	43,277	(4,851)	51,234	22,763
Net (income) loss attributable to noncontrolling interest	(928)	818	(1,743)	5,178
Net income (loss) attributable to Kraton	$42,349	$(4,033)	$49,491	$27,941
Earnings (loss) per common share:
Basic	$1.33	$(0.13)	$1.55	$0.90
Diluted	$1.31	$(0.13)	$1.53	$0.88
Weighted average common shares outstanding:
Basic	31,459	30,625	31,381	30,548
Diluted	31,834	30,625	31,810	31,006

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Kraton	$42,349	$(4,033)	$49,491	$27,941
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	(3,492)	18,910	(14,448)	60,691
Unrealized gain (loss) on cash flow hedges, net of tax expense of $109, benefit of $382, expense of $599, and benefit of $412, respectively	346	(239)	4,501	(145)
Reclassification of (gain) loss on cash flow hedge	3	920	(2,584)	879
Unrealized gain on net investment hedge, net of tax expense of $539 and $1,364, respectively	1,725	—	4,366	—
Decrease in benefit plans liability, net of tax expense of $3,114	9,969	—	9,969	—
Other comprehensive income, net of tax	8,551	19,591	1,804	61,425
Comprehensive income attributable to Kraton	50,900	15,558	51,295	89,366
Comprehensive income (loss) attributable to noncontrolling interest	984	(787)	909	(3,258)
Consolidated comprehensive income	$51,884	$14,771	$52,204	$86,108

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income	—	—	49,491	—	49,491	1,743	51,234
Other comprehensive loss	—	—	—	1,804	1,804	(834)	970
Retired treasury stock from employee tax withholdings	1	(3,162)	(2,890)	—	(6,051)	—	(6,051)
Exercise of stock options	2	3,131	—	—	3,133	—	3,133
Non-cash compensation related to equity awards	1	7,619	—	—	7,620	—	7,620
Balance at September 30, 2018	$320	$385,545	$403,104	$(96,491)	$692,478	$30,947	$723,425

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$51,234	$22,763
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	105,633	102,040
Amortization of debt original issue discount	1,938	4,926
Amortization of debt issuance costs	4,571	6,309
Loss on disposal of property, plant, and equipment	363	61
Loss on extinguishment of debt	79,921	35,370
Earnings from unconsolidated joint venture, net of dividends received	188	67
Deferred income tax provision (benefit)	3,581	(3,526)
Share-based compensation	7,620	7,366
Decrease (increase) in:
Accounts receivable	(63,068)	(38,921)
Inventories of products, materials, and supplies	(47,393)	(19,126)
Other assets	8,065	(6,171)
Increase (decrease) in:
Accounts payable-trade	5,869	2,267
Other payables and accruals	(19,057)	26,851
Other long-term liabilities	(2,584)	(5,433)
Due to related party	(292)	606
Net cash provided by operating activities	136,589	135,449
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(66,047)	(71,595)
KFPC purchase of property, plant, and equipment	(1,592)	(11,790)
Purchase of software and other intangibles	(4,630)	(4,959)
Net cash used in investing activities	(72,269)	(88,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	731,540	739,167
Repayments of debt	(796,863)	(837,012)
KFPC proceeds from debt	24,918	39,898
KFPC repayments of debt	(48,084)	(16,244)
Capital lease payments	(785)	(703)
Purchase of treasury stock	(6,051)	(2,297)
Proceeds from the exercise of stock options	3,133	2,954
Settlement of interest rate swap	2,584	(879)
Settlement of foreign currency hedges	—	(716)
Debt issuance costs	(11,113)	(13,929)
Net cash used in financing activities	(100,721)	(89,761)
Effect of exchange rate differences on cash	(1,143)	10,025
Net decrease in cash and cash equivalents	(37,544)	(32,631)
Cash and cash equivalents, beginning of period	89,052	121,749
Cash and cash equivalents, end of period	$51,508	$89,118

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures:
Cash paid during the period for income taxes, net of refunds received	$2,398	$12,030
Cash paid during the period for interest, net of capitalized interest	$78,067	$72,288
Capitalized interest	$2,733	$3,334
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$15,620	$17,268

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
We refine and further upgrade crude tall oil and crude sulfate turpentine, into value-added specialty chemicals. These pine-based specialty products are sold into adhesive and tire markets, and we produce and sell a broad range of performance chemicals (which we formerly referred to as chemical intermediates) into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, updated by ASU No. 2015-14 Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and this standard became effective for us beginning January 1, 2018. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time, when ownership and risk of loss transfers. These are largely un-impacted by the new standard. We completed our analysis during 2017 and there was no material change to our financial position, results of operations, and cash flows. We adopted ASU No. 2014-09 and its amendment on a modified retrospective basis effective January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our condensed consolidated financial statements related to revenue recognition in accordance with the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements.
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
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted as of the beginning of a year for which financial statements (interim and annual) have not been issued. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $4.7 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively. We adopted ASU

2017-07 effective January 1, 2018 and net periodic benefit costs other than the service cost component have been included in Other expense on our Condensed Consolidated Statements of Operations for all reported periods.
New Accounting Standards to be Adopted in Future Periods
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires that an entity must recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and early adoption is permitted. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard using the effective date as our date of initial application.
Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before the effective date. We are still analyzing the quantitative impact of adoption; therefore, the effects of this standard on our financial position, results of operations, and cash flows are not yet known. As we complete our overall assessment, we are identifying and preparing to implement changes to our accounting policies and practices, business processes, systems and controls to support the new standard and disclosure requirements. Our assessment will be completed during fiscal year 2018 and we expect to adopt ASU 2016-02 effective January 1, 2019.
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
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $14.4 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the nine months ended September 30, 2018, we recognized $4.5 million of revenue related to these arrangements.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Performance Products	$179,684	$175,968	$506,151	$508,820
Specialty Polymers	99,349	94,313	311,657	285,712
Cariflex	41,818	43,031	130,319	124,433
Other	114	847	59	1,260
Polymer Product Line Revenue	$320,965	$314,159	$948,186	$920,225
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the three and nine months ended September 30, 2017 to conform to the respective 2018 presentations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Adhesives	$73,781	$75,018	$220,907	$226,008
Performance Chemicals	118,193	108,361	355,947	310,244
Tires	10,166	13,409	38,852	37,915
Chemical Product Line Revenue	$202,140	$196,788	$615,706	$574,167

	September 30, 2018	December 31, 2017
	(In thousands)
Contract receivables(1)	$253,331	$196,951
Contract liabilities(2)	$14,449	$16,257
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $1.3 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.5 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $2.5 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $7.6 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively.

5. Detail of Certain Balance Sheet Accounts

	September 30, 2018	December 31, 2017
	(In thousands)
Inventories of products:
Finished products	$308,069	$270,562
Work in progress	6,025	6,925
Raw materials	98,440	100,594
Inventories of products, gross	412,534	378,081
Inventory reserves	(8,396)	(10,285)
Total inventories of products, net	$404,138	$367,796
Intangible assets:
Contractual agreements	$263,168	$264,581
Technology	145,907	146,449
Customer relationships	60,411	60,547
Tradenames/trademarks	80,520	80,138
Software	55,818	52,466
Intangible assets	605,824	604,181
Less accumulated amortization:
Contractual agreements	60,621	44,435
Technology	59,796	53,086
Customer relationships	36,526	33,871
Tradenames/trademarks	41,049	35,770
Software	36,171	30,156
Total accumulated amortization	234,163	197,318
Intangible assets, net of accumulated amortization	$371,661	$406,863
Other payables and accruals:
Employee related	$33,259	$41,250
Interest payable	13,318	23,615
Property, plant, and equipment accruals	10,436	10,404
Other	41,373	44,355
Total other payables and accruals	$98,386	$119,624
Other long-term liabilities:
Pension and other post-retirement benefits	$128,055	$147,209
Other	47,322	45,058
Total other long-term liabilities	$175,377	$192,267

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Gain (Loss) on Cash Flow Hedges	Net Unrealized Gain (Loss) on Net Investment Hedges	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2016	$(72,731)	$515	$(1,926)	$(84,388)	$(158,530)
Other comprehensive income before reclassifications	60,691	(145)	—	—	60,546
Amounts reclassified from accumulated other comprehensive loss	—	879	—	—	879
Net other comprehensive income for the year	60,691	734	—	—	61,425
September 30, 2017	$(12,040)	$1,249	$(1,926)	$(84,388)	$(97,105)

December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income (loss) before reclassifications	(14,448)	4,501	4,366	9,969	4,388
Amounts reclassified from accumulated other comprehensive loss	—	(2,584)	—	—	(2,584)
Net other comprehensive income (loss) for the year	(14,448)	1,917	4,366	9,969	1,804
September 30, 2018	$(24,102)	$6,467	$2,440	$(81,296)	$(96,491)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$42,349	31,896		$(4,033)	31,223
Amounts allocated to unvested restricted shares	(580)	(437)		77	(598)
Amounts available to common stockholders	41,769	31,459	$1.33	(3,956)	30,625	$(0.13)
Diluted:
Amounts allocated to unvested restricted shares	580	437		(77)	598
Non participating share units	—	137		—	—
Stock options added under the treasury stock method	—	238		—	—
Amounts reallocated to unvested restricted shares	(573)	(437)		77	(598)
Amounts available to stockholders and assumed conversions	$41,776	31,834	$1.31	$(3,956)	30,625	$(0.13)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$49,491	31,853		$27,941	31,151
Amounts allocated to unvested restricted shares	(733)	(472)		(541)	(603)
Amounts available to common stockholders	48,758	31,381	$1.55	27,400	30,548	$0.90
Diluted:
Amounts allocated to unvested restricted shares	733	472		541	603
Non participating share units	—	180		—	175
Stock options added under the treasury stock method	—	249		—	283
Amounts reallocated to unvested restricted shares	(724)	(472)		(533)	(603)
Amounts available to stockholders and assumed conversions	$48,767	31,810	$1.53	$27,408	31,006	$0.88

7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2018				December 31, 2017
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$362,000	$(7,660)	$(10,523)	$343,817	$485,000	$(13,373)	$(13,986)	$457,641
Euro Tranche	347,790	—	(4,955)	342,835	198,265	—	(3,517)	194,748
10.5% Senior Notes	—	—	—	—	440,000	(13,267)	(14,409)	412,324
7.0% Senior Notes	400,000	—	(6,822)	393,178	400,000	—	(7,424)	392,576
5.25% Senior Notes	336,197	—	(5,660)	330,537	—	—	—	—
ABL Facility	35,000	—	—	35,000	—	—	—	—
KFPC Loan Agreement	113,422	—	(119)	113,303	149,919	—	(196)	149,723
KFPC Revolving Facilities	18,040	—	—	18,040	8,430	—	—	8,430
Capital lease obligation	1,301	—	—	1,301	2,086	—	—	2,086
Total debt	1,613,750	(7,660)	(28,079)	1,578,011	1,683,700	(26,640)	(39,532)	1,617,528
Less current portion of total debt	50,689	—	—	50,689	42,647	—	—	42,647
Long-term debt	$1,563,061	$(7,660)	$(28,079)	$1,527,322	$1,641,053	$(26,640)	$(39,532)	$1,574,881

Senior Secured Term Loan Facility. As of September 30, 2018, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $362.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €300.0 million, or approximately $347.8 million.
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
As of the date of this filing, the effective interest rate for the USD Tranche is 4.2% and the effective interest rate for the Euro Tranche is 2.75%. The Term Loan Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing.
10.5% Senior Notes due 2023. During the nine months ended September 30, 2018, approximately $157.6 million of the 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) were repurchased in a cash tender offer for any and all of the outstanding $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes (as defined below) and the additional $90.0 million borrowings under our USD Tranche, together with $60.0 million borrowings under the ABL Facility (as defined below), and cash on hand.
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $336.2 million as of September 30, 2018, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We will pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2018. The net proceeds of the offering of the 5.25% Senior Notes were used to fund a portion of the refinancing of the 10.5% Senior Notes discussed above.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. During the nine months ended September 30, 2018, we borrowed $60.0 million to fund a portion of the refinancing of the 10.5% Senior Notes discussed above. Our outstanding borrowings under the ABL facility were $35.0 million as of September 30, 2018.
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing. For a summary of additional terms of the ABL Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Loan Agreement. As of September 30, 2018, NTD 3.5 billion, or approximately $113.4 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three and nine months ended September 30, 2018, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement, and KFPC was in compliance with those covenants as of the date of this filing. For a summary of additional terms of the KFPC Loan Agreement, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has five revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $70.5 million. All of the KFPC Revolving Facilities are subject to variable interest rates. As of September 30, 2018, NTD 550.0 million, or approximately $18.0 million, was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $30.7 million as of September 30, 2018, of which $2.6 million related to the ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $28.1 million is recorded as a reduction to long-term debt. We amortized $1.2 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $4.6 million and $6.3 million during the nine months ended September 30, 2018 and 2017, respectively. We capitalized $11.1 million of debt issuance costs for the nine months ended September 30, 2018, of which $2.2 million, $3.1 million, and $5.9 million related to the Euro Tranche, USD Tranche, and 5.25% Senior Notes, respectively.
We recorded a $79.9 million loss on extinguishment of debt during the nine months ended September 30, 2018, which includes a write off of $18.7 million related to previously capitalized deferred financing costs, a write off of $17.4 million related to original issue discount on our Term Loan Facility, and a $46.4 million related to the cash tender offer and subsequent redemption of the outstanding 10.5% Senior Notes, all of which was partially offset by a $2.6 million gain on the settlement of the ineffective portion of interest rate swaps.

Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2018, are as follows:

Principal Payments
(In thousands)
October 1, 2018 through September 30, 2019	$50,689
October 1, 2019 through September 30, 2020	81,193
October 1, 2020 through September 30, 2021	188
October 1, 2021 through September 30, 2022	35,199
October 1, 2022 through September 30, 2023	211
Thereafter	1,446,270
Total debt	$1,613,750
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$2,384	$—	$2,384	$—
Derivative asset – noncurrent	Other long-term assets	5,562	—	5,562	—
Retirement plan asset – noncurrent	Other long-term asset	2,615	2,615	—	—
Derivative liability – current	Other payables and accruals	638	—	638	—
Total		$11,199	$2,615	$8,584	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,629	$—	$1,629	$—
Derivative asset – noncurrent	Other long-term assets	3,801	—	3,801	—
Retirement plan asset – noncurrent	Other long-term assets	2,435	2,435	—	—
Derivative liability – current	Other payables and accruals	399	—	399	—
Total		$8,264	$2,435	$5,829	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$362,000	$364,263	$485,000	$490,762
Euro Tranche (significant other observable inputs – level 2)	$347,790	$349,529	$198,265	$200,495
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$440,000	$499,171
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$414,320	$400,000	$432,028
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$336,197	$345,207	$—	$—
ABL Facility (significant other observable inputs – level 2)	$35,000	$35,000	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$1,301	$1,301	$2,086	$2,086
KFPC Loan Agreement (significant unobservable inputs – level 3)	$113,422	$113,422	$149,919	$149,919
KFPC Revolving Facilities (significant unobservable inputs – level 3)	$18,040	$18,040	$8,430	$8,430
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $653.4 million of our interest rate swaps as of September 30, 2018. As a result, at September 30, 2018 the total notional value of our interest rate swaps was $362.0 million, which effectively hedges the outstanding USD Tranche, fixing LIBOR at 1.712%. We recorded an unrealized gain of $0.5 million and an unrealized gain of $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and an unrealized gain of $5.1 million and an unrealized gain of $1.1 million during the nine months ended September 30, 2018 and 2017, respectively, in other comprehensive income related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income the settlement of a portion of our interest rate swap that amounted to $2.6 million gain for the nine months ended September 30, 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.2 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and a loss of $0.5 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the nine months ended September 30, 2018, we designated €290 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $2.3 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, which is recorded within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

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
9. Income Taxes
Income tax provision was an expense of $8.3 million and a benefit of $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and an expense of $8.7 million and $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 16.1% and 30.9% for the three months ended September 30, 2018 and 2017, respectively, and 14.6% and 11.3% for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions. During the three and nine months ended September 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland impacted our effective tax rate due to the statutory rates in those jurisdictions of 25.0%, 22.0%, and 20.0%, respectively.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income taxes at the statutory rate	$(10,838)	$2,455	$(12,595)	$(8,985)
State taxes, net of federal benefit	(884)	25	(1,031)	117
Foreign tax rate differential	5,228	(3,403)	9,428	2,263
Permanent differences	(1,581)	1,464	(1,440)	3,190
Uncertain tax positions	(543)	1,821	(1,596)	666
Valuation allowance	329	13	(114)	330
Return to provision adjustments	(45)	(512)	(1,395)	(509)
Other	—	302	—	21
Income tax benefit (expense)	$(8,334)	$2,165	$(8,743)	$(2,907)
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
As of September 30, 2018 and December 31, 2017, we recorded a valuation allowance of $51.4 million and $51.3 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.3 million for the three months ended September 30, 2018 and increased by $0.1 million for the nine months ended September 30, 2018, primarily related to current period net operating losses in the U.S. We did not have a material change in our valuation allowances for the three months ended September 30, 2017. We decreased our valuation allowances by $0.3 million for the nine months ended September 30, 2017, which represents utilization of net operating losses.
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
The Staff of the SEC issued Staff Accounting Bulletin No. 118, which provides registrants a measurement period to report the impact of the new U.S. tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018. Certain items or estimates that result in impacts of the Tax Act being provisional include: the deemed repatriation tax on post-1986 accumulated earnings and profits, the deferred tax rate change effect of the new law, certain deferred taxes related to employee compensation, valuation allowances on certain deferred taxes, deferred taxes related to outside basis differences in certain foreign investments, detailed foreign earnings calculation for the most recent period, project foreign cash balances for certain foreign subsidiaries, and finalized computations of foreign tax credit availability. In addition, our 2017 U.S. income tax returns will be finalized in the fourth quarter of 2018, and while historically this process has resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in an adjustment to our income tax provision or benefit when recorded. Finally, we consider it likely that further technical guidance regarding the new Tax Act provisions, as well as clarity regarding state income tax conformity to current federal tax code, may be issued.
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
The estimated impact of the Tax Act to our deferred taxes was a benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. We remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional. As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 31, 2017.
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
As of September 30, 2018 and December 31, 2017, we had total unrecognized tax benefits of $25.8 million and $24.4 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and nine months ended September 30, 2018, we had an increase of $0.5 million and $1.4 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. During the three and nine months ended September 30, 2017, we had a decrease of $1.5 million and $0.1 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As a result of the expiration of statute of limitations in various jurisdictions, we expect to release a $0.9 million reserve for the year ending December 31, 2018.
10. Commitments and Contingencies
(a) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We received an additional tax assessment of R$1.6 million, or approximately $0.4 million during the nine months ended September 30, 2018. The tax authorities are currently assessing R$9.2 million, or approximately $2.3 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
(b) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Beginning balance	$5,712	$8,863
Additional accruals	—	439
Accretion expense	253	241
Obligations settled	(66)	(3,065)
Foreign currency translation	(186)	484
Ending balance	$5,713	$6,962
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million and $1.4 million as of September 30, 2018 and 2017, respectively.
There have been no material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$626	$617	$799	$695	$2,419	$1,900	$2,399	$1,998
Interest cost	1,810	506	1,832	718	5,400	1,574	5,494	2,093
Expected return on plan assets	(2,453)	(655)	(2,351)	(811)	(7,358)	(2,039)	(7,052)	(2,371)
Amortization of prior service cost	—	3	905	55	—	10	2,715	160
Amortization of net actuarial loss	1,032	158	—	—	3,484	489	—	—
Net periodic benefit cost	$1,015	$629	$1,185	$657	$3,945	$1,934	$3,556	$1,880
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
We made contributions of $10.7 million and $10.1 million to our pension plans in the nine months ended September 30, 2018 and 2017, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	U.S Plans	U.S Plans	U.S Plans	U.S Plans
	(In thousands)
Service cost	$123	$130	$402	$420
Interest cost	306	348	985	1,028
Amortization of prior service cost	(146)	—	(146)	—
Amortization of net actuarial loss	179	150	561	450
Net periodic benefit cost	$462	$628	$1,802	$1,898
During the three months ended September 30, 2018, we amended the post-retirement benefits plan for post-65 retirees to provide an annual subsidy based on years of service. The annual subsidy replaces a company-sponsored medical plan. This plan modification resulted in a $13.1 million reduction in pension and other post-retirement liabilities during the three months ended September 30, 2018.
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
12. Industry Segments and Foreign Operations
Our operations are managed through two operating segments: (i) Polymer segment; and (ii) Chemical segment. In accordance with the provisions of ASC 280, Segment Reporting, our chief operating decision maker has been identified as our President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.
•Polymer Segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment is comprised of our pine-based specialty products business.
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment's operating results in order to allocate resources and in assessing the company's performance. In accordance with ASC 280, Segment Reporting, we have presented operating income for each segment. The following table summarizes our operating results by segment. We do not have sales between segments.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$320,965	$202,140	$523,105	$314,159	$196,788	$510,947
Cost of goods sold	230,763	138,084	368,847	246,851	134,802	381,653
Gross profit	90,202	64,056	154,258	67,308	61,986	129,294
Operating expenses:
Research and development	7,422	3,175	10,597	7,234	2,978	10,212
Selling, general, and administrative	20,327	15,823	36,150	24,001	18,420	42,421
Depreciation and amortization	17,554	17,563	35,117	17,342	16,965	34,307
Operating income	$44,899	$27,495	72,394	$18,731	$23,623	42,354
Other expense			(740)			(846)
Loss on extinguishment of debt			—			(15,632)
Earnings of unconsolidated joint venture			100			125
Interest expense, net			(20,143)			(33,017)
Income (loss) before income taxes			$51,611			$(7,016)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$948,186	$615,706	$1,563,892	$920,225	$574,167	$1,494,392
Cost of goods sold	666,779	425,428	1,092,207	677,418	395,918	1,073,336
Gross profit	281,407	190,278	471,685	242,807	178,249	421,056
Operating expenses:
Research and development	22,255	9,613	31,868	21,357	8,739	30,096
Selling, general, and administrative	68,308	48,540	116,848	72,672	51,295	123,967
Depreciation and amortization	52,914	52,719	105,633	50,439	51,601	102,040
Operating income	$137,930	$79,406	217,336	$98,339	$66,614	164,953
Other expense			(2,960)			(2,517)
Loss on extinguishment of debt			(79,921)			(35,370)
Earnings of unconsolidated joint venture			357			370
Interest expense, net			(74,835)			(101,766)
Income before income taxes			$59,977			$25,670
The following table presents long-lived assets including goodwill and total assets.

	September 30, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$538,604	$393,025	$931,629	$561,109	$397,614	$958,723
Investment in unconsolidated joint venture	$12,082	$—	$12,082	$12,380	$—	$12,380
Goodwill	$—	$773,373	$773,373	$—	$774,319	$774,319
Total assets	$1,160,181	$1,752,863	$2,913,044	$1,125,626	$1,806,901	$2,932,527
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$111,996	$87,256	$199,252	$99,187	$82,695	$181,882
Germany	41,219	13,496	54,715	37,723	15,428	53,151
All other countries	167,750	101,388	269,138	177,249	98,665	275,914
	$320,965	$202,140	$523,105	$314,159	$196,788	$510,947

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$325,985	$249,811	$575,796	$290,570	$240,606	$531,176
Germany	112,726	42,582	155,308	109,757	46,337	156,094
All other countries	509,475	323,313	832,788	519,898	287,224	807,122
	$948,186	$615,706	$1,563,892	$920,225	$574,167	$1,494,392
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $31.8 million and $37.4 million during the nine months ended September 30, 2018 and 2017, respectively, and capital expenditures for our Chemical segment were $34.2 million and $34.2 million during the nine months ended September 30, 2018 and 2017, respectively.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $18.1 million and $17.7 million as of September 30, 2018 and December 31, 2017, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $11.3 million and $8.4 million for the three months ended September 30, 2018 and 2017, respectively, and $27.6 million and $28.9 million for the nine months ended September 30, 2018 and 2017, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.6 million and $1.5 million as of September 30, 2018 and December 31, 2017, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $12.9 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $35.0 million and $8.9 million for the nine months ended September 30, 2018 and 2017, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2018 and December 31, 2017 for KFPC before intercompany eliminations.

	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$5,718	$13,848
Other current assets	19,413	21,399
Property, plant, and equipment, net	163,082	173,363
Intangible assets	8,827	9,585
Other long-term assets	11,284	13,972
Total assets	$208,324	$232,167

Current portion of long-term debt	$50,446	$41,745
Current liabilities	15,087	13,938
Long-term debt	80,897	116,408
Total liabilities	$146,430	$172,091
15. Subsequent Events
Our Panama City, Florida, facility was damaged by Hurricane Michael. We are currently in the process of assessing the full extent of this damage, and at this time we do not know when the Panama City site will resume full operations. We are actively working to minimize the impact on our customers, including evaluating our ability to satisfy the needs of our customers through inventories on hand, and where possible, production from our other plant sites. At this time we are unable to estimate the financial effect of the event.
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions, other than described above, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2018.

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
Chemical Segment
Effective January 1, 2018, results for our Roads and Constructions product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the three and nine months ended September 30, 2017 to conform to the respective 2018 presentations.
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
We focus our resources on three product lines: adhesives, tires, and performance chemicals. Within our product lines, these products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by Geography:	(In thousands)
Americas	$225,548	$213,239	$667,188	$625,168
Europe, Middle East, and Africa	183,663	179,959	551,197	544,311
Asia Pacific	113,894	117,749	345,507	324,913
Total revenue	$523,105	$510,947	$1,563,892	$1,494,392
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased during both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.
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
Recent Developments and Known Trends
Our business is subject to a number of known risks and uncertainties, some of which are a result of recent developments.
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10 percent tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which may increase to 25 percent starting January 1, 2019. We expect that these tariffs will have an upward bias on pricing conditions for certain of our products. We expect that further trade actions will continue to add uncertainty to pricing and supply conditions.
Hurricane Michael. Our Panama City, Florida, facility was damaged by Hurricane Michael. We are currently in the process of assessing the full extent of this damage, and at this time we do not know when the Panama City site will resume full operations. We are actively working to minimize the impact on our customers, including evaluating our ability to satisfy the needs of our customers through inventories on hand, and where possible, production from our other plant sites. At this time we are unable to estimate the financial effect of the event.
Wesseling, Germany. We own a facility in Wesseling, Germany, that is co-located with a facility owned and operated by LyondellBasell (LYB). LYB is a critical supplier of raw materials for our site at Wesseling. However, the unusually low water levels of the Rhine river are impacting LYB’s ability to transport co-products generated in the production of our raw materials away from the site, and therefore operation of a unit that is critical to our raw material supply has been curtailed. In addition, other key suppliers have been affected by the levels on the Rhine. Long-term resolution of these raw material constraints is a function of weather and rising water levels on the Rhine. However, we are working with our suppliers on alternatives that may mitigate these raw material supply constraints. We currently expect the delay in production to last approximately three weeks, although there can be no assurances as to an exact restart of production activities.
Logistics cost. We anticipate that the logistics cost inflationary environment will continue in the fourth quarter of 2018 at similar levels as experienced in the third quarter. At this time we are unable to estimate the financial effect of the rising prices for transportation and warehousing services as well as the consolidations in the freight forwarding industry.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$523,105	$510,947	$1,563,892	$1,494,392
Cost of goods sold	368,847	381,653	1,092,207	1,073,336
Gross profit	154,258	129,294	471,685	421,056
Operating expenses:
Research and development	10,597	10,212	31,868	30,096
Selling, general, and administrative	36,150	42,421	116,848	123,967
Depreciation and amortization	35,117	34,307	105,633	102,040
Operating income	72,394	42,354	217,336	164,953
Other expense	(740)	(846)	(2,960)	(2,517)
Loss on extinguishment of debt	—	(15,632)	(79,921)	(35,370)
Earnings of unconsolidated joint venture	100	125	357	370
Interest expense, net	(20,143)	(33,017)	(74,835)	(101,766)
Income (loss) before income taxes	51,611	(7,016)	59,977	25,670
Income tax benefit (expense)	(8,334)	2,165	(8,743)	(2,907)
Consolidated net income (loss)	43,277	(4,851)	51,234	22,763
Net (income) loss attributable to noncontrolling interest	(928)	818	(1,743)	5,178
Net income (loss) attributable to Kraton	$42,349	$(4,033)	$49,491	$27,941
Earnings (loss) per common share:
Basic	$1.33	$(0.13)	$1.55	$0.90
Diluted	$1.31	$(0.13)	$1.53	$0.88
Weighted average common shares outstanding:
Basic	31,459	30,625	31,381	30,548
Diluted	31,834	30,625	31,810	31,006
Consolidated Results
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Revenue was $523.1 million for the three months ended September 30, 2018 compared to $510.9 million for the three months ended September 30, 2017, an increase of $12.2 million or 2.4%. Revenue increased $6.8 million and $5.4 million for the Polymer and Chemical segment, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $368.8 million for the three months ended September 30, 2018 compared to $381.7 million for the three months ended September 30, 2017, a decrease of $12.8 million or 3.4%. Cost of goods sold decreased $16.1 million for the Polymer segment and increased $3.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $36.2 million for the three months ended September 30, 2018 compared to $42.4 million for the three months ended September 30, 2017. The $6.3 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs and lower employee related costs.
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
Interest expense, net, was $20.1 million for the three months ended September 30, 2018 compared to $33.0 million for the three months ended September 30, 2017, a decrease of $12.9 million. The decrease is due to refinancing activities and lower overall indebtedness.
Income tax provision was an expense of $8.3 million and a benefit of $2.2 million for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 16.1% and 30.9% for the three months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various jurisdictions and permanent items. During the three months ended September 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates in those jurisdictions of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $42.3 million, or $1.31 per diluted share, for the three months ended September 30, 2018, an increase of $46.4 million compared to net loss of $4.0 million, or $0.13 per diluted share, for the three months ended September 30, 2017. Adjusted Diluted Earnings Per Share (non-GAAP) was $1.02 for the three months ended September 30, 2018 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.51 for the three months ended September 30, 2017. See a reconciliation of generally accepted accounting principles (“GAAP”) Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Revenue was $1,563.9 million for the nine months ended September 30, 2018 compared to $1,494.4 million for the nine months ended September 30, 2017, an increase of $69.5 million or 4.7%. Revenue increased $28.0 million and $41.5 million for the Polymer and Chemical segment, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,092.2 million for the nine months ended September 30, 2018 compared to $1,073.3 million for the nine months ended September 30, 2017, an increase of $18.9 million or 1.8%. Cost of goods sold decreased $10.6 million and increased $29.5 million for our Polymer and Chemical segment, respectively. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $116.8 million for the nine months ended September 30, 2018 compared to $124.0 million for the nine months ended September 30, 2017. The $7.1 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs and lower employee related costs.
Depreciation and amortization was $105.6 million for the nine months ended September 30, 2018 compared to $102.0 million for the nine months ended September 30, 2017. The increase of $3.6 million was primarily attributable to the start up of the manufacturing joint venture in Mailiao, Taiwan, and foreign exchange rates.
We recorded a $79.9 million loss on extinguishment of debt during the nine months ended September 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q.
Interest expense, net, was $74.8 million for the nine months ended September 30, 2018 compared to $101.8 million for the nine months ended September 30, 2017, a decrease of $26.9 million. The decrease is due to refinancing activities and lower overall indebtedness.
Income tax provision was an expense of $8.7 million and an expense of $2.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 14.6% and 11.3% for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and our uncertain tax positions. During the nine months ended September 30, 2017, our pretax earnings in the Netherlands, Sweden, and Finland decreased our effective tax rate due to the statutory rates in those jurisdictions of 25.0%, 22.0%, and 20.0%, respectively.
Net income attributable to Kraton was $49.5 million, or $1.53 per diluted share, for the nine months ended September 30, 2018, an increase of $21.6 million compared to net income of $27.9 million, or $0.88 per diluted share, for the nine months ended September 30, 2017. Adjusted Diluted Earnings Per Share (non-GAAP) was $2.49 for the nine months ended September

30, 2018 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.88 for the nine months ended September 30, 2017. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Performance Products	$179,684	$175,968	$506,151	$508,820
Specialty Polymers	99,349	94,313	311,657	285,712
Cariflex	41,818	43,031	130,319	124,433
Other	114	847	59	1,260
Polymer Segment Revenue	$320,965	$314,159	$948,186	$920,225

Operating income	$44,899	$18,731	$137,930	$98,339
Adjusted EBITDA (non-GAAP)(1)	$57,008	$77,363	$170,469	$172,233
Adjusted EBITDA margin (non-GAAP)(2)	17.8%	24.6%	18.0%	18.7%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Revenue for the Polymer segment was $321.0 million for the three months ended September 30, 2018 compared to $314.2 million for the three months ended September 30, 2017. The increase was driven by higher average sales prices, offset by lower sales volumes. Sales volumes of 84.2 kilotons for the three months ended September 30, 2018 declined 8.3% compared to the record third quarter 2017 sales volumes of 92 kilotons. Performance Products volumes decreased 10.8%, Cariflex volumes decreased 4.6%, and Specialty Polymers volumes decreased 0.3%. The decline in Performance Products sales volumes is largely associated with lower sales in paving applications primarily outside of our core North American and European markets and lower sales into adhesive applications. The negative effect from changes in currency exchange rates between the periods was $2.8 million.
Cost of goods sold was $230.8 million for the three months ended September 30, 2018 compared to $246.9 million for the three months ended September 30, 2017, a decrease of $16.1 million or 6.5%. The decrease in cost of goods sold reflects the cost of consumed raw materials, which has lower average costs on a first-in, first-out measurement basis of accounting, and lower overall sales volumes. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $1.4 million.
For the three months ended September 30, 2018, the Polymer segment operating income was $44.9 million compared to $18.7 million for the three months ended September 30, 2017.
For the three months ended September 30, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $57.0 million compared to $77.4 million for the three months ended September 30, 2017. The decline in Adjusted EBITDA was associated with lower sales volumes in Performance Products and lower unit margins in Specialty Polymers, which remain in line with our expectations, but below levels we experienced in the third quarter of 2017 which benefited from favorable raw material market dynamics. In addition, third quarter 2018 Adjusted EBITDA was impacted by unplanned, short-term facility outages and to a lesser extent higher operating costs, including logistics and transportation costs. The negative effect from changes in currency exchange rates between the periods was $1.4 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Revenue for the Polymer segment was $948.2 million for the nine months ended September 30, 2018 compared to $920.2 million for the nine months ended September 30, 2017. The increase was driven by higher average sales prices and a $19.6 million positive effect from changes in currency exchange rates between the periods. Sales volumes of 249.5 kilotons for the nine months ended September 30, 2018 decreased 3.3% compared to the nine months ended September 30, 2017. Our Performance Products volumes decreased 6.1%, which was partially offset by an increase in Specialty Polymers and Cariflex volumes of 4.4% and 0.9%, respectively. The decline in Performance Products sales volumes is largely associated with lower sales in paving applications primarily outside of our core North American and European markets and lower sales into adhesive applications.

Cost of goods sold was $666.8 million for the nine months ended September 30, 2018 compared to $677.4 million for the nine months ended September 30, 2017, a decrease of $10.6 million or 1.6%. The decrease in cost of goods sold reflects the cost of consumed raw materials, which has lower average costs on a first-in, first-out measurement basis of accounting, and lower sales volumes, partially offset by negative changes in currency exchange rates of $12.7 million.
For the nine months ended September 30, 2018, the Polymer segment operating income was $137.9 million compared to $98.3 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $170.5 million compared to $172.2 million for the nine months ended September 30, 2017. The 1.0% decrease in Adjusted EBITDA is due primarily to the impact of unplanned, short-term facility outages, higher operating costs, including logistics and transportation costs, partially offset by higher average unit margins. The positive effect from changes in currency exchange rates between the periods was $5.9 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Adhesives	$73,781	$75,018	$220,907	$226,008
Performance Chemicals	118,193	108,361	355,947	310,244
Tires	10,166	13,409	38,852	37,915
Chemical Segment Revenue	$202,140	$196,788	$615,706	$574,167

Operating income	$27,495	$23,623	$79,406	$66,614
Adjusted EBITDA (non-GAAP)(1)	$41,643	$44,324	$122,431	$116,505
Adjusted EBITDA margin (non-GAAP)(2)	20.6%	22.5%	19.9%	20.3%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the three and nine months ended September 30, 2017 to conform to the respective 2018 presentations.
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Revenue for the Chemical segment was $202.1 million for the three months ended September 30, 2018 compared to $196.8 million for the three months ended September 30, 2017. The increase in revenue is attributable to higher average sales prices, partially offset by a modest decrease in sales volumes. Sales volumes were 105.9 kilotons for the three months ended September 30, 2018, a decrease of 1.8 kilotons or 1.7%. The sales volumes decline was driven by a 2.9% decrease in Performance Chemicals, partially offset by an increase in Adhesives sales volumes of 1.8%. The negative effect from changes in currency exchange rates between the periods was $1.5 million.
Cost of goods sold was $138.1 million for the three months ended September 30, 2018 compared to $134.8 million for the three months ended September 30, 2017, an increase of $3.3 million or 2.4%. The increase was driven by higher operating costs, including planned maintenance activities, logistics, and transportation costs, partially offset by a positive impact from changes in currency exchange rates between the periods of $1.1 million.
For the three months ended September 30, 2018, the Chemical segment operating income was $27.5 million compared $23.6 million for the three months ended September 30, 2017.
For the three months ended September 30, 2018, the Chemical segment generated $41.6 million of Adjusted EBITDA (non-GAAP) compared to $44.3 million for the three months ended September 30, 2017. The decrease in Adjusted EBITDA was primarily driven by higher operating costs, including planned maintenance activities, logistics, and transportation costs. The higher costs were partially offset by improved unit margins in both Performance Chemicals and Tires. The negative effect from changes in currency exchange rates between the periods was $0.7 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Revenue for the Chemical segment was $615.7 million for the nine months ended September 30, 2018 compared to $574.2 million for the nine months ended September 30, 2017. The increase in Chemical segment revenue was primarily attributable to higher average selling prices and to a lesser extent an increase in sales volumes. The positive effect from changes in currency exchange rates between the periods was $16.6 million. Sales volumes were 332.7 kilotons for the nine months ended September 30, 2018, an increase of 5.2 kilotons or 1.6%. The Performance Chemicals sales volumes increased 4.1%, which was partially offset by the decline in Adhesives volumes of 3.3%.
Cost of goods sold was $425.4 million for the nine months ended September 30, 2018 compared to $395.9 million for the nine months ended September 30, 2017, an increase of $29.5 million or 7.5%. The increase was primarily driven by higher operating costs, including planned maintenance activities, combined with higher average raw material costs. The negative impact from changes in currency exchange rates between the periods was $14.3 million.
For the nine months ended September 30, 2018, the Chemical segment operating income was $79.4 million compared to $66.6 million for the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, the Chemical segment generated $122.4 million of Adjusted EBITDA (non-GAAP) compared to $116.5 million for the nine months ended September 30, 2017. The 5.1% increase in Adjusted EBITDA was primarily driven by improved unit margin in our Performance Chemicals and Tires product lines. The improved unit margins were partially offset by higher operating costs, including planned maintenance activities and higher average raw material costs. The negative effect from changes in currency exchange rates between the periods was $2.8 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
EBITDA(2)	$106,871	$60,308	$240,445	$229,476
Adjusted EBITDA(1) (3)	$98,651	$121,687	$292,900	$288,738
Adjusted Diluted Earnings Per Share(1)	$1.02	$1.51	$2.49	$1.88
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

We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$42,349			$(4,033)
Net income (loss) attributable to noncontrolling interest			928			(818)
Consolidated net income (loss)			43,277			(4,851)
Add (deduct):
Income tax (benefit) expense			8,334			(2,165)
Interest expense, net			20,143			33,017
Earnings of unconsolidated joint venture			(100)			(125)
Loss on extinguishment of debt			—			15,632
Other expense			740			846
Operating income	$44,899	$27,495	72,394	$18,731	$23,623	42,354
Add (deduct):
Depreciation and amortization	17,554	17,563	35,117	17,342	16,965	34,307
Other income (expense)	(958)	218	(740)	(929)	83	(846)
Loss on extinguishment of debt	—	—	—	(15,632)	—	(15,632)
Earnings of unconsolidated joint venture	100	—	100	125	—	125
EBITDA	61,595	45,276	106,871	19,637	40,671	60,308
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	689	(177)	512	2,240	61	2,301
Loss on extinguishment of debt	—	—	—	15,632	—	15,632
Weather related costs (b)	—	—	—	760	1,320	2,080
KFPC startup costs (c)	—	—	—	2,424	—	2,424
Non-cash compensation expense	2,495	—	2,495	2,219	—	2,219
Spread between FIFO and ECRC	(7,771)	(3,456)	(11,227)	34,451	2,272	36,723
Adjusted EBITDA	$57,008	$41,643	$98,651	$77,363	$44,324	$121,687
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Costs related to Hurricane Harvey and Hurricane Irma.

(c)	Startup costs related to the joint venture company, KFPC.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$49,491			$27,941
Net income (loss) attributable to noncontrolling interest			1,743			(5,178)
Consolidated net income			51,234			22,763
Add (deduct):
Income tax expense			8,743			2,907
Interest expense, net			74,835			101,766
Earnings of unconsolidated joint venture			(357)			(370)
Loss on extinguishment of debt			79,921			35,370
Other expense			2,960			2,517
Operating income	$137,930	$79,406	217,336	$98,339	$66,614	164,953
Add (deduct):
Depreciation and amortization	52,914	52,719	105,633	50,439	51,601	102,040
Other income (expense)	(3,600)	640	(2,960)	(2,767)	250	(2,517)
Loss on extinguishment of debt	(79,921)	—	(79,921)	(35,370)	—	(35,370)
Earnings of unconsolidated joint venture	357	—	357	370	—	370
EBITDA	107,680	132,765	240,445	111,011	118,465	229,476
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	2,062	(963)	1,099	11,493	(509)	10,984
Loss on extinguishment of debt	79,921	—	79,921	35,370	—	35,370
Weather related costs (b)	—	—	—	760	1,320	2,080
KFPC startup costs (c)	897	—	897	9,664	—	9,664
Non-cash compensation expense	7,620	—	7,620	7,366	—	7,366
Spread between FIFO and ECRC	(27,711)	(9,371)	(37,082)	(3,431)	(2,771)	(6,202)
Adjusted EBITDA	$170,469	$122,431	$292,900	$172,233	$116,505	$288,738
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Costs related to Hurricane Harvey and Hurricane Irma.

(c)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted Earnings (Loss) Per Share	$1.31	$(0.13)	$1.53	$0.88
Transaction, acquisition related costs, restructuring, and other costs (a)	0.02	0.05	0.03	0.25
Loss on extinguishment of debt	—	0.32	1.89	0.72
Weather related costs (b)	—	0.04	—	0.04
KFPC startup costs (c)	—	0.04	0.01	0.16
Spread between FIFO and ECRC	(0.31)	1.19	(0.97)	(0.17)
Adjusted Diluted Earnings Per Share (non-GAAP)	$1.02	$1.51	$2.49	$1.88
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Costs related to Hurricane Harvey and Hurricane Irma.

(c)	Startup costs related to the joint venture company, KFPC.

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
As of September 30, 2018, our outstanding borrowings included (i) $362.0 million and €300.0 million, or approximately $347.8 million, under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility, (ii) $400.0 million and €290.0 million, or approximately $336.2 million as of September 30, 2018, under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $35.0 million under our ABL Facility. In addition, as of September 30, 2018, KFPC had NTD 3.5 billion, or approximately $113.4 million, and NTD 550.0 million, or approximately $18.0 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively.
On March 8, 2018, we entered into the fifth amendment to the Credit Agreement pursuant to which: borrowings under the Euro Tranche were increased by €150.0 million; we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%; we reduced our Euro Tranche interest rate applicable margin to 2.0%; and extended the maturity date of the Term Loan Facility by three years to March 8, 2025. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash to pay down $185.0 million of the then outstanding borrowings under the USD Tranche. On May 24, 2018, we entered into a sixth and seventh amendment to the Credit Agreement. The seventh amendment increased borrowings under the USD Tranche by $90.0 million, with the proceeds of such additional borrowing being used to fund a portion of the refinancing of the 10.5% Senior Notes further discussed below. The sixth amendment provided for certain technical amendments to the Term Loan Facility to allow for greater flexibility in the repayment of unsecured indebtedness.
During the nine months ended September 30, 2018, approximately $157.6 million of the 10.5% Senior Notes were repurchased in a cash tender offer for any and all of the outstanding $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes and the additional $90.0 million in borrowings under the USD Tranche, together with $60.0 million of borrowings under the ABL Facility and cash on hand.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $204.9 million, with $30.0 million of outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $10.7 million and $10.1 million to our pension plans during the nine months ended September 30, 2018 and 2017, respectively. We expect our total pension plan contributions for the year ended December 31, 2018 to be approximately $13.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2018, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2019 and beyond.
As of September 30, 2018, we had $50.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.

On December 22, 2017, the Tax Act was enacted and we recognized a tax liability for the one-time transition tax on accumulated foreign subsidiary earnings of $46.3 million recorded as deferred income taxes. As permitted by the Tax Act, we anticipate utilizing a portion of our net operating loss carryforwards in lieu of paying the one-time transition tax.
Operating Cash Flows
Net cash provided by operating activities totaled $136.6 million during the nine months ended September 30, 2018 compared to $135.4 million during the nine months ended September 30, 2017. This represents a net increase in operating cash flows of $1.1 million, which was primarily driven by an increase in operating income, partially offset by increases in working capital. The period-over-period changes in working capital are as follows:

•	$45.9 million net decrease in cash flows associated with other payables and accruals, primarily driven by timing of interest payments, employee related accruals, and customer rebates,

•	$28.3 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher inventory volumes and higher raw material costs;

•	$24.1 million net decrease in cash flows associated with accounts receivables due to higher selling prices, partially offset by lower sales volume; partially offset by

•	$14.2 million increase in cash flows due timing of receipts and payments of other assets, primarily driven by value added tax; and

•	$3.6 million increase in cash flows associated with accounts payable due to higher raw material costs; and

•	$2.0 million increase in cash flows associated with other items, including other long term liabilities and due to related parties; primarily due to timing of transactions and payments.
Investing Cash Flows
Net cash used in investing activities totaled $72.3 million for the nine months ended September 30, 2018 and $88.3 million for the nine months ended September 30, 2017.
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
Financing Cash Flows
Our consolidated capital structure as of September 30, 2018 was approximately 29.6% equity, 69.0% debt and 1.3% noncontrolling interest compared to approximately 27.1% equity, 71.6% debt and 1.3% noncontrolling interest December 31, 2017.
In connection with our March and May 2018 refinancing of the Term Loan Facility and the 10.5% Senior Notes, we recorded a $79.9 million loss on extinguishment of debt during the nine months ended September 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. We deferred $11.1 million of debt issuance costs.
During the nine months ended September 30, 2018 (excluding borrowings under the KFPC Debt) we decreased indebtedness by $43.1 million, while decreasing cash on hand (excluding KFPC cash) by approximately $29.4 million.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2018, other than operating leases.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2018, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
There has been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited) and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 25, 2018	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 25, 2018	/s/ Stephen E. Tremblay
Stephen E. Tremblay
Executive Vice President and Chief Financial Officer