Form 10-K
period 2018-12-31
Kraton Corp
filed 2019-02-28
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer:	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Corporation at June 30, 2018: $1,095,920,418. Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding at February 25, 2019: 31,923,799.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Corporations proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; nonrealization of expected benefits from our acquisitions or business dispositions and our ability to timely execute and close such acquisitions and dispositions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of natural disasters; estimated impacts of changing tariff rates; and projections regarding environmental costs and capital expenditures and related operational savings.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include, but are not limited to the factors set forth in this report, including but not limited to under Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the Securities and Exchange Commission (the “SEC”).
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
Forward-looking statements are based on current plans, estimates, assumptions, and projections, and, therefore, you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

PART I

Item 1.	Business.
THE COMPANY
General
We are a leading global specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. Operating results for Arizona Chemical are included in the accompanying consolidated financial statements since the date of acquisition. See Note 15 Industry Segment and Foreign Operations to the consolidated financial statements for segment reporting of financial results.
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
POLYMER SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving and roofing, and footwear products. Under the Cariflex brand name, we also sell isoprene rubber (“IR”) and isoprene rubber latex (“IRL”), which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
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
Our Polymer segment products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies: Performance Products, Specialty Polymers, and Cariflex.
Performance Products
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
Our Specialty Polymers impart characteristics such as:

•	improved flow characteristics for many industrial and consumer sealant and lubricating fluids;

•	soft feel in numerous consumer products such as razor handles, power tools, and automobile components;

•	impact resistance for demanding engineered plastic applications;

•	flexibility for wire and cable plastic outer layers;

•	stretch properties in disposable diapers and adult incontinence products;

•	resistance to ultraviolet light;

•	processing stability and viscosity; and

•	elevated temperature resistance.
Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane, PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide, and ethylene-propylene-diene-monomer based products. We believe demand for our Specialty Polymers portfolio is principally driven by customer-specific needs and by the ability to balance performance characteristics such as soft-touch, durability, stretch and impact.
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

CHEMICAL SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the years ended December 31, 2017 and 2016 to conform to the respective 2018 presentations.
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
Our Chemical segment products are manufactured and our commercial activities are organized in the following product groups based upon end markets and process technologies: Adhesives, Performance Chemicals, and Tires.
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
Roads and Construction. Within the pavement marking submarket, we provide rosin-based binders for the thermoplastic pavement marking submarket and produce insoluble maleic-based tackifiers.
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

We also sell TOFA for the asphalt paving market and niche products, including bitumen additives. Our performance bitumen additives were developed to increase the amount of reclaimed asphalt that can be used in a paving application, while meeting local performance specifications. We believe we have a strong market position supported by our increasing expertise in bitumen chemistry for aged materials, a comprehensive understanding of market needs, innovative product solutions, and a growing patent portfolio.

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
Terpene Fractions. We supply terpene fractions, alpha-pinene and beta-pinene, and upgrade them mainly as specialty tackifiers for the adhesives market and tread enhancers for the tires market.
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
Competition
In each of our markets, we compete on a range of factors, including price, breadth of product availability, product quality, and the speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce customized products and the availability of technical support. We also compete against a broad range of alternative materials throughout our product groups, including petrochemical, animal and vegetable-based substitutes. Major competitors in our market include large domestic and international companies. No one or small number of competitors is dominant across all industries in which we compete and no single customer accounted for 10.0% or more of our total revenue during the years ended December 31, 2018, 2017, and 2016
Sources and Availability of Raw Materials
We use butadiene, styrene, and isoprene as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials.
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
We believe that raw material supplies for both segments will be available in quantities sufficient to meet demand in 2019. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Each of our reportable segments were impacted to a varying degree in 2018 by the volatility of raw material costs and these conditions may continue in 2019.
Research, Development, and Technology
Our research and development activities are primarily conducted in laboratories in Almere, Netherlands; Amsterdam, Netherlands; Houston, Texas; Savannah, Georgia; and Shanghai, China. We also have a world class facility located at our Belpre, Ohio, site that accelerates polymer development efforts and the commercialization of new products and reduces customer qualification lead times. In addition to our core research activities, research and development personnel also support maintenance of ongoing business activities and other support functions. The below details our significant research and development activities:
Core research and development

•	New product and process development

•	Technical support and new application development

•	Technology platform development
Business support

•	Safety and regulatory compliance

•	Operations and quality support

•	Technical support to sales team and customers
Patents, Trademarks, Copyrights, and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks, and trade secrets. We had 1,054 granted patents and 343 pending patent applications at December 31, 2018. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, we expect a significant portion of our patent portfolio to remain in effect for a significant period. The granted patents and the applications cover both the U.S. and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business and the overall profitability of our business is not dependent on any single patent, trademark, license, or franchise.
Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. We maintain a number of trade names that are protected by trademark laws.
Employees
As of December 31, 2018, we had 1,918 employees, the majority of which are full-time employees.
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

We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to health, safety, environmental, and security matters. We incurred capital expenditures in 2018 for regulatory purposes of $9.6 million, and estimate such expenditures will be approximately $7.0 million in 2019 and $4.9 million in 2020.
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
Available Information
We electronically file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at www.kraton.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A.	Risk Factors.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the terms of our indebtedness, including our senior notes and our senior secured credit facilities.
As of December 31, 2018, we had $362.0 million in outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) and €300.0 million, or approximately $342.9 million, in outstanding borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of our senior secured term loan facility (the “Term Loan Facility”). In addition, we had $399.1 million of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) and €290.0 million, or approximately $331.5 million, of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes” and, together with the 7.0% Senior Notes, the “Senior Notes”) outstanding as of December 31, 2018. We also have a $250.0 million asset-based revolving credit facility (the “ABL Facility”), under which we had $5.0 million of outstanding borrowings as of December 31, 2018. Pursuant to the terms of our Term Loan Facility and ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions.
In addition, in July 2014, our KFPC joint venture executed a syndicated loan agreement (“KFPC Loan Agreement”) in the amount of 5.5 billion new Taiwanese dollars (“NTD”), or approximately $178.9 million, to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent (50%) of the indebtedness, of which NTD 3.5 billion, or approximately $112.5 million, of indebtedness was outstanding as of December 31, 2018. KFPC also has revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $69.9 million. As of December 31, 2018, NTD 400.0 million, or approximately $13.0 million, was drawn on the KFPC Revolving Facilities. Kraton Polymers LLC does not guarantee any of the KFPC Revolving Facilities.
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

In addition, our ability to pay principal of and interest on indebtedness, fund working capital and make anticipated capital expenditures depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our indebtedness to fund liquidity needs, including debt service. Furthermore, if we decide to undertake additional investments in existing or new facilities, this will likely require additional capital, and there can be no assurance that this capital will be available.
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness or we may pay dividends in the future. This could further exacerbate the risks associated with our substantial financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, we had $8.5 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $192.1 million. In addition, if we and/or our subsidiaries incur new debt, the related risks that we now face as a result of our leverage would intensify.
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
To service our current, and any future, indebtedness, we will require a significant amount of cash, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. We might not generate sufficient cash flow to repay indebtedness as currently anticipated. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. At December 31, 2018, approximately $835.4 million of our debt was variable rate debt. Additionally, any interest rate swaps we enter may not fully mitigate our interest rate risk.
Conditions in the global economy and capital markets which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
If the availability of our raw materials, including butadiene, styrene, isoprene, CST, and CTO is limited, we may be unable to produce some of our products in quantities sufficient to meet customer demand or on favorable economic terms, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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

The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”), which will be repealed on July 1, 2021 (the “RED”), and the new Directive replacing Directive 2009/28, which has to be transposed by Member States by June 30, 2021 (the “RED II”), and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, which may have an adverse effect on our results of operations, financial condition, and cash flow.
In December 2008, the European Union adopted RED, which established a 20% EU-wide target for energy consumed from renewable sources relative to the EU’s gross final consumption of energy, as well as a 10% target for energy consumed from renewable sources in the transport section by 2020. In order to reach these targets, the RED established mandatory targets for each Member State (as defined in RED) and required each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets. RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently fulfills RED’s biofuel sustainability criteria. In spring 2015, the EU adopted amendments to RED, expressly listing CTO as a residue-type feedstock whose use in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels. In late 2018 the EU adopted the RED II for the period 2021-2030. The RED II contains higher set obligations and goals than the RED; an EU-wide binding target of a 32% share of energy from renewable sources in the gross final consumption of energy by 2030, and a share of 14% of renewable energy in the transport sector by 2030. According to the RED II, Member States shall set out national indicative trajectories for their contributions to the EU-wide target and these trajectories shall be based on the targets set out in the RED for 2020. As for the transport sector target, the RED II provides that Member States shall oblige fuel suppliers to supply a share of at least 14% of fuels from renewable sources, including a share of 3.5% of advanced biofuels. CTO based biofuels shall, according to the RED II, be counted as advanced biofuels and Member States may still double count the contribution of such fuels. In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S. Because the supply of CTO is inherently constrained by the volume of kraft pulp processing, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as the principal raw material of the pine chemicals industry. A reduced ability to procure an adequate supply of CTO due to competing new uses such as for biofuel production, could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in the costs of our raw materials which may have an adverse effect on our results of operations, financial condition, and cash flow if those costs cannot be passed through to our customers.
Our results of operations are directly affected by the cost of raw materials. Our primary raw materials are butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment. Since the cost of these primary raw materials comprises a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as by the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, the cost of which has generally correlated with changes in energy prices, supply and demand factors, and prices for natural and synthetic rubber. The pricing for butadiene has historically been particularly volatile. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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

Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our facilities may require regulatory or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities' production capacity below expected levels which would reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing, or improving our facilities may also reduce profitability. Our facilities may also be subject to unanticipated damage as a result of natural disasters or terrorist attacks, as was the case for our Panama City, Florida, manufacturing facility during Hurricane Michael in October 2018. See “Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse effect on our results of operations, financial condition, and cash flow.”
If we make any major modifications to our facilities, such modifications likely would result in substantial additional capital expenditures and could prolong the time necessary to bring the facility on line. We may also choose to refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The construction of new manufacturing facilities entails a number of risks, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply customers, financial condition, results of operations and cash flows could be adversely impacted.
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
Third parties provide significant operating and other services under agreements that are important to our business. The failure of these third parties to perform their obligations, or the termination of these agreements, which may have an adverse effect on our results of operations, financial condition, and cash flow.
We are party to agreements with third parties who provide site services, utilities, materials and facilities. Additionally our Berre, France and Wesseling, Germany plants are operated and maintained by a third party who also employs and provides substantially all of the staff for those facilities. If relationships with these third parties were to deteriorate or if the agreements for these services were to terminate, we would be forced to obtain these services from other parties or provide them ourselves. Additionally, at Berre and Wesseling, a termination of the third party agreement would require use to relocate our manufacturing facilities at those locations. The failure of our third party service providers and partners at our manufacturing facilities to perform their obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we might not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
Failure to successfully consummate the acquisition and integration of, or disposition of, businesses, assets, products or technologies or realize the financial and strategic goals that were contemplated at the time of any such transaction may adversely affect our future results of operations, financial condition, and cash flow.
From time to time, we explore and pursue (i) acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business and we expect to continue to do so in the future or (ii) dispositions of non-strategic assets. The expense and effort incurred in exploring and consummating such acquisitions or dispositions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in additional and/or unexpected expenses and losses. For example, an investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We also may not be successful in negotiating the terms of any potential acquisition or disposition or, in the case of acquisitions, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations.  Acquisitions and dispositions may also be affected by unanticipated delays, including in obtaining regulatory, governmental, customer or other third party approvals, which may result in such transactions being delayed, or in limited circumstances not being completed at all. In addition, we may decide to abandon a previously disclosed transaction.
Moreover, we may incur significant expenses whether or not a contemplated transaction is ultimately consummated. Additionally, in connection with any acquisition or disposition we consummate, we may not achieve the synergies or other benefits we expected to achieve, including, in the case of dispositions, receipt of the consideration expected from such transaction, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions.
Further, exploring or consummating a disposition or acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters.
Our industry is highly competitive, and we may lose market share to other producers of SBCs, pine-based specialty chemicals or other products that can be substituted for our products, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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

We depend on integrated information systems to conduct our business. Increased global information systems security threats and more sophisticated, targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data, operations, and communications. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, and communications or customer data, having our business operations interrupted and increased costs to prevent, respond to, or mitigate these cyber security threats. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial position or cash flows.
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
We may be liable for damages based on product liability claims brought against our customers, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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

Failure to comply with the Foreign Corrupt Practices Act and other similar worldwide anti-bribery, anti-corruption, and anti-fraud laws may subject us to penalties, which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-fraud. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits issuers and their strategic or local partners, agents or representatives, which we refer to as our intermediaries (even if those intermediaries are not themselves subject to the FCPA or other similar laws), from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit, and the United Kingdom Bribery Act 2010 (the “Bribery Act”) as well as anti-bribery and anti-corruption laws of the various jurisdictions in which we operate. We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions by our intermediaries through whom we have exposure under these anti-bribery, anti-corruption and anti-fraud laws even though we may have limited or no ability to control such intermediaries. Additionally, we have operations in certain countries where strict compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. In order to effectively operate in certain foreign jurisdictions, circumstances may require that we establish joint ventures with local operators or use third-party agents, distributors and marketing representatives. The establishment of joint ventures with local operators and the use of third-party intermediaries may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-bribery, anti-corruption laws or anti-fraud. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation and could negatively impact our stock price. Failure by us or our intermediaries to comply with the foregoing or other anti-bribery, anti-corruption and anti-fraud laws could adversely impact our results of operations, financial position, and cash flows, damage our reputation and negatively impact our stock price.
As a global business, we are exposed to local business risks in different countries, which may have an adverse effect on our results of operations, financial condition, and cash flow.
We procure raw materials from foreign countries and have significant operations in foreign countries, including manufacturing facilities, research and development facilities, offices, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, facilities in Brazil, Finland, France, Germany, Japan and Sweden, in addition to our operations in the U.S. Furthermore, we are a 50/50 joint venture partner with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.
Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	data privacy regulations;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	risk of non-compliance with the U.S. FCPA, the Bribery Act, or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	varying permitting and approval requirements;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations;

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries; and

•	civil unrest, including labor unrest, in response to local political conditions.
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
Because of the nature of our operations, we could be subject to legislation and regulation affecting the emission of greenhouse gases. The U.S. Environmental Protection Agency (“EPA”) has promulgated regulations applicable to projects involving greenhouse gas emissions above a certain threshold, and the U.S. and certain states within the U.S. have enacted, or are considering, limitations on greenhouse gas emissions.
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
Regulation of our employees’ exposure to certain chemicals could require material expenditures or changes in our operations, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
We may be subject to losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
We are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. Particularly, data privacy and protection laws in the U.S, Europe, including but not limited to the General Data Protection Regulation, and elsewhere are evolving and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements. In 2018, the U.S. implemented new tariffs on imports from various countries. This may lead to retaliatory tariffs on U.S. goods, as evidenced by the Chinese imposition of tariffs on U.S. exports to China.
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

We may have additional tax liabilities, which may have an adverse effect on our results of operations, financial condition, and cash flow.
We are subject to income taxes and state taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our consolidated financial statements. Should any tax authority take issue with our estimates, our results of operations, financial position, and cash flows could be adversely affected.
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Accounting Standards Codification 740, Accounting for Income Taxes, requires companies to recognize the effects of tax law changes in the period of enactment. Effective in 2018, the Tax Act made a number of changes, such as reducing the U.S. statutory tax rate from 35.0% to 21.0%, creating new taxes on certain foreign sourced earnings and certain related-party payments, which are referred to as the global intangible low taxed income tax and the base erosion tax, respectively, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the U.S., the elimination or limitation of certain deductions, and imposing a mandatory tax on previously unrepatriated earnings accumulated offshore.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts. The accounting for the tax effects of the Tax Act has been completed as of December 31, 2018.
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
The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.
Our relationship with our employees could deteriorate, which may have an adverse effect on our results of operations, financial condition, and cash flow.
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to arrangements similar to collective bargaining arrangements. Approximately 14.5% of our combined U.S. employees are represented by unions. Our collective bargaining agreements at our Savannah, Georgia, manufacturing facility will expire in May and June 2019. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, financial condition, and cash flow.
In addition, if our other employees were to become unionized, in particular our employees at our Belpre, Ohio, facility, we could experience significant operating disruptions and higher ongoing labor costs, which could adversely affect our results of operations, financial condition, and cash flow. Because many of the personnel who operate our European facilities are employees of a third party, relations between the third party and its employees may also adversely affect our business, results of operations, financial condition, and cash flow.
Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our key employees. We are dependent on the expertise of our executive officers and key employees. Loss of the services of any of our executive officers or key employees could have an adverse effect on our prospects. We may not be able to retain our key employees or to recruit qualified individuals to join our company. The loss of key employees could result in high transition costs and could disrupt our operations.
We generally do not have long-term contracts with our customers and the loss of customers could adversely affect our sales and profitability.
With some exceptions, our business is based primarily upon individual sales orders by our customers. As such, our customers could cease buying products from us at any time, for any reason, with little or no notice or recourse. If multiple customers elected not to purchase products from us, our business prospects, results of operations, financial condition, and cash flow could be adversely affected.
A decrease in the fair value of pension assets could materially increase future funding requirements of the pension plans.
We sponsor defined benefit pension plans. The total projected benefit obligation of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $102.8 million at December 31, 2018. We contributed $12.8 million to the pension plans in 2018. Among the key assumptions inherent in the actuarially calculated pension plan obligations and pension plan expenses are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligations could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
Domestic or international natural disasters or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.
Chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks than other possible targets in the U.S. and throughout the world. Moreover, extraordinary events such as natural disasters could result in significant damage to our facilities and may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although their occurrence can be expected to continue to adversely impact the economy in general and our specific markets. The resulting damage from such an event could include loss of life, property damage or site closure. Several of our facilities are located in regions where natural disasters have previously disrupted, and may in the future disrupt, our ability to manufacture and deliver products from that facility and require us to temporarily declare an excused performance, or force majeure, on certain products under our existing agreements with customers. Any damage resulting in stoppage or reduction of our facilities’ production capacity could reduce our revenues and any unanticipated capital expenditures to repair such damage (to the extent not covered by our insurance policies) may reduce profitability. Any, or a combination, of these factors could also adversely impact our results of operations, financial position and cash flows.
Delaware law and certain provisions of our organizational documents may make a takeover of our company more difficult.
Provisions of our charter and bylaws may have the effect of delaying, deferring or preventing a change in control of our company. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in the entrenchment of current management. For example, our charter and bylaws:

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
Our principal executive offices are located at 15710 John F. Kennedy Boulevard, Suite 300, Houston, Texas 77032.
We believe that our properties and equipment are generally in good operating condition and are adequate for our present needs. Production capacity at our sites can vary greatly depending upon feedstock, product mix, and operating conditions. Approximate annual capacity amounts may fluctuate as a result of capital expenditures or lean process initiatives to increase capacity, a shutdown of certain equipment to reduce capacity or permanent changes in mix, which could increase or decrease capacity. The following table sets forth our approximate square footage of each of our manufacturing facilities.

Polymer Segment
Location	Principal Products	Approximate Square Footage	Owned/Leased
Belpre, Ohio	Performance Products, Specialty Polymers, Cariflex	3,600,000	Owned	(1)
Wesseling, Germany	Performance Products	354,000	Owned	(2)
Berre, France	Performance Products, Specialty Polymers	392,000	Owned	(2)
Paulinia, Brazil	Cariflex	2,220,000	Owned
Kashima, Japan	Performance Products	395,000	Owned	(3)
Mailiao, Taiwan	Specialty Polymers	1,800,000	Owned	(4)

Chemical Segment
Location	Principal Products (Upgrades)	Approximate Square Footage	Owned/Leased
Panama City, Florida	Rosin Esters, Dispersions	217,626	Owned
Pensacola, Florida	Terpene Resins	64,109	Owned
Savannah, Georgia	Resin Esters	186,125	Owned	(5)
Dover, Ohio	Dimer Acids, Polyamides	166,824	Owned
Oulu, Finland	Rosin Esters and Soaps	167,681	Owned	(6)
Niort, France	AMS, Terpene Resins	187,405	Owned
Sandarne, Sweden	Rosin Esters, Dispersions	378,892	Owned
Gersthofen, Germany	Disprorosins	39,116	Owned
________________________________________________

(1)	A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business.

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
For information regarding legal proceedings, including environmental matters, see Note 13 Commitments and Contingencies (subsections (b) and (c) of which are incorporated herein by reference) to the consolidated financial statements for further discussion.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “KRA.”
As of February 25, 2019, we had approximately 78 shareholders of record of our common stock and approximately 5,482 beneficial owners.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2013 through December 31, 2018, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Kraton Corporation	(9.80)%	(20.11)%	71.46%	69.14%	(54.66)%
S&P SmallCap 600 Index	5.76%	(1.97)%	26.56%	13.23%	(8.48)%
Dow Jones U.S. Specialty Chemicals	8.62%	(9.79)%	10.54%	22.39%	(6.84)%

	Cumulative Value of $100 Investment, through December 31, 2018
Company Name / Index	Base Period 12/31/13	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Kraton Corporation	$100.00	$90.20	$72.06	$123.56	$208.98	$94.75
S&P SmallCap 600 Index	$100.00	$105.76	$103.67	$131.20	$148.56	$135.96
Dow Jones U.S. Specialty Chemicals	$100.00	$108.62	$97.99	$108.32	$132.57	$123.50
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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenue	$2,011,675	$1,960,362	$1,744,104	$1,034,626	$1,230,433
Cost of goods sold	1,431,069	1,415,659	1,262,542	803,072	991,796
Gross profit	580,606	544,703	481,562	231,554	238,637
Operating expenses:
Research and development	41,296	40,283	39,129	30,509	31,127
Selling, general, and administrative	153,897	161,260	177,356	116,193	103,682
Depreciation and amortization	141,410	137,162	125,658	62,093	66,242
Impairment of long-lived assets	—	—	—	—	4,731
Gain on insurance proceeds	(8,900)	—	—	—	—
Loss on disposal of fixed assets	2,169	514	665	237	314
Operating income	250,734	205,484	138,754	22,522	32,541
Other expense	(3,472)	(3,360)	(2,503)	(4,291)	(2,026)
Disposition and exit of business activities	—	—	28,416	—	—
Loss on extinguishment of debt	(79,866)	(35,389)	(13,423)	—	—
Earnings of unconsolidated joint venture (1)	471	486	394	406	407
Interest expense, net	(93,772)	(132,459)	(138,952)	(24,223)	(24,594)
Income (loss) before income taxes	74,095	34,762	12,686	(5,586)	6,328
Income tax benefit (expense)	(3,574)	57,884	91,954	(6,943)	(5,118)
Consolidated net income (loss)	70,521	92,646	104,640	(12,529)	1,210
Net (income) loss attributable to noncontrolling interest	(3,506)	4,903	2,668	1,994	1,209
Net income (loss) attributable to Kraton	$67,015	$97,549	$107,308	$(10,535)	$2,419
Earnings (loss) per common share:
Basic	$2.10	$3.12	$3.48	$(0.34)	$0.07
Diluted	$2.08	$3.07	$3.43	$(0.34)	$0.07
Weighted average common shares outstanding:
Basic	31,416	30,654	30,180	30,574	32,163
Diluted	31,789	31,140	30,621	30,574	32,483
________________________________________________

(1)	Represents our 50% joint venture interest in KJE, which is accounted for using the equity method of accounting.

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$85,891	$89,052	$121,749	$70,049	$53,818
Total assets	$2,894,704	$2,932,527	$2,906,645	$1,079,235	$1,076,877
Total debt	$1,532,619	$1,617,528	$1,739,525	$415,732	$351,872

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
EBITDA (2)(4)	$309,277	$304,383	$277,296
Adjusted EBITDA (1)(3)(4)	$378,043	$374,199	$354,132
Adjusted Diluted Earnings Per Share (1)(4)	$3.16	$2.85	$2.36
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

(2)
On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, disposition and exit of business activities, other income (expense), loss on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:

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

(4)	Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share is $8.9 million, which was recognized as a gain on insurance proceeds for the three months ended December 31, 2018.
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
We reconcile each of consolidated net income (loss) and reporting segment operating income to EBITDA, and then to Adjusted EBITDA as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Polymer	Chemical	Total	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$67,015			$97,549			$107,308
Net income (loss) attributable to noncontrolling interest			3,506			(4,903)			(2,668)
Consolidated net income			70,521			92,646			104,640
Add (deduct):
Income tax expense (benefit)			3,574			(57,884)			(91,954)
Interest expense, net			93,772			132,459			138,952
Earnings of unconsolidated joint venture			(471)			(486)			(394)
Loss on extinguishment of debt			79,866			35,389			13,423
Other expense			3,472			3,360			2,503
Disposition and exit of business activities			—			—			(28,416)
Operating income	$159,162	$91,572	250,734	$121,089	$84,395	205,484	$80,910	$57,844	138,754
Add (deduct):
Depreciation and amortization	71,006	70,404	141,410	67,998	69,164	137,162	59,930	65,728	125,658
Disposition and exit of business activities	—	—	—	—	—	—	32,776	(4,360)	28,416
Other income (expense)	(4,311)	839	(3,472)	(3,687)	327	(3,360)	(3,019)	516	(2,503)
Loss on extinguishment of debt	(79,866)	—	(79,866)	(35,389)	—	(35,389)	(13,423)	—	(13,423)
Earnings of unconsolidated joint venture	471	—	471	486	—	486	394	—	394
EBITDA (non-GAAP)	146,462	162,815	309,277	150,497	153,886	304,383	157,568	119,728	277,296
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (a)	5,517	(607)	4,910	13,000	(165)	12,835	25,035	8,529	33,564
Disposition and exit of business activities (b)	—	—	—	—	—	—	(32,776)	4,360	(28,416)
Loss on extinguishment of debt	79,866	—	79,866	35,389	—	35,389	13,423	—	13,423
Effect of purchase price accounting on inventory valuation (c)	—	—	—	—	—	—	—	24,719	24,719
Hurricane related costs (d)	—	13,651	13,651	4,145	1,320	5,465	—	—	—
KFPC startup costs (e)	897	—	897	14,618	—	14,618	6,179	—	6,179
Non-cash compensation expense	8,102	—	8,102	7,627	—	7,627	8,334	—	8,334
Spread between FIFO and ECRC	(26,042)	(12,618)	(38,660)	(2,261)	(3,857)	(6,118)	5,324	13,709	19,033
Adjusted EBITDA (non-GAAP)	$214,802	$163,241	$378,043	$223,015	$151,184	$374,199	$183,087	$171,045	$354,132
_________________________________________________

(a)
Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges, which are recorded primarily in selling, general, and administrative expenses.

(b)
Includes $38.2 million gain on sale of the Belpre Compounding Unit (“BCU”), $3.2 million gain on disposition of joint venture, $4.4 million loss on exit of our Solution Resinates product line, and $8.6 million loss of exit of our NEXAR product line.

(c)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(d)
2018 costs are related to Hurricane Michael, which are mostly recorded in cost of goods sold and $1.3 million recorded in loss on disposal of fixed assets. 2017 costs are related to Hurricane Harvey and Hurricane Irma, which are all recorded in cost of goods sold.

(e)
Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses for 2018, costs of goods sold for 2017, and selling, general, and administrative expenses for 2016.

We reconcile U.S. GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years Ended December 31,
	2018	2017	2016
Diluted Earnings Per Share	$2.08	$3.07	$3.43
Transaction, acquisition related costs, restructuring, and other costs (a)	0.13	0.31	0.90
Disposition and exit of business activities (b)	—	—	(0.59)
Loss on extinguishment of debt	1.91	0.87	0.27
Hurricane related costs (c)	0.32	0.13	—
Effect of purchase price accounting on inventory valuation (d)	—	—	0.63
KFPC startup costs (e)	0.01	0.26	0.08
Tax reform repatriation (f)	(0.28)	1.46	—
Tax reform deferred tax rate change (f)	—	(3.06)	—
Valuation allowance (g)	—	—	(2.75)
Spread between FIFO and ECRC	(1.01)	(0.19)	0.39
Adjusted Diluted Earnings Per Share (non-GAAP)	$3.16	$2.85	$2.36
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

(c)
2018 costs are related to Hurricane Michael, which are mostly recorded in cost of goods sold and $1.3 million recorded in loss on disposal of fixed assets. 2017 costs are related to Hurricane Harvey and Hurricane Irma, which are all recorded in cost of goods sold.

(d)	Higher costs of goods sold for our Chemical segment related to the fair value adjustment in purchase accounting for their inventory.

(e)
Startup costs related to the joint venture company, KFPC, which are recorded in selling, general, and administrative expenses for 2018, costs of goods sold for 2017, and selling, general, and administrative expenses for 2016.

(f)	Tax repatriation and deferred tax rate change relating to the 2017 U.S. Tax Cuts and Jobs Act, see Note 12 Income Taxes to the consolidated financial statements.

(g)	Income tax benefit related to a portion of the change in our valuation allowance for deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Chemical Segment
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the years ended December 31, 2017 and 2016 to conform to the respective 2018 presentations.
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
We focus our resources on three product groups: Adhesives, Performance Chemicals, and Tires. Within our product groups, our products are sold into a diverse range of submarkets, including packaging, tapes and labels, pavement marking, high performance tires, fuel additives, oilfield and mining, coatings, metalworking fluids and lubricants, inks, and flavor and fragrances, among others.
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
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10 percent tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which may increase to 25 percent in 2019. We expect that these tariffs and further trade actions will continue to add uncertainty to pricing and supply conditions.
Hurricane Michael. In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. In November 2018, restoration of operations for the crude tall oil refinery were complete. The Company's Crude Sulfate Turpentine (CST) refinery was restored to approximately 65.0% of capacity in December 2018, and as of the filing date, we have restored full operational capacity. We are actively working to minimize the impact on our customers, through inventories on hand, and where possible, production from our other plant sites.
During the three months ended December 31, 2018, we incurred $12.3 million of direct costs, which are included in our costs of good sold, and that had not been reimbursed from our insurance carrier. With respect to lost sales, we estimate the associated margin to be $8.9 million. During the fourth quarter we recognized $8.9 million of cash proceeds as reimbursement under our business interruption policy, which is included in operating income. We currently estimate the replacement cost associated with damaged equipment to be in a range of $5.0 million to $7.0 million. During the fourth quarter, we impaired damaged equipment with a net book value of $1.3 million, which as of December 31, 2018, had not been reimbursed under our property and casualty insurance policy.
We expect the Chemical segment first quarter 2019 Adjusted EBITDA will be negatively impacted by lost sales in the period, and it is unlikely that we will receive further insurance proceeds until we settle our final claim under the business interruption portion of our policy. We will continue to work with our insurance carrier through 2019 to resolve the property and business interruptions claims.
Logistics cost. Logistics costs increased approximately $10.0 million during 2018, as compared to 2017. We expect these inflationary pressures will continue in 2019.
Share repurchase program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price.
Strategic alternatives for Cariflex business. In February 2019, the Company's board of directors initiated a process to review strategic alternatives for our Cariflex business, which may result in a sale of that business. There can be no assurance that the strategic review of Cariflex will result in the completion of a transaction. The Company's board of directors has not set a timetable for the completion of the strategic review.
Status of Synergies, Operational Improvement, and Cost Reduction Initiatives
We previously announced synergies and operational improvement initiatives associated with the Arizona Chemical Acquisition and a cost reduction initiative targeted at lowering costs in our Polymer segment.
The Polymer segment cost reduction initiative began in 2015 with a total target savings of $70.0 million to be realized by the end of 2018. The cost reduction initiative was fully realized as of December 31, 2018.
In conjunction with the acquisition of Arizona Chemical, we identified $65.0 million of cost-based synergies, approximately $25.0 million of which relate to general and administrative costs, and approximately $40.0 million of which are associated with operation cost improvements; all of which were realized as of December 31, 2017.
RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices for natural and synthetic rubber. Average purchase prices of our raw materials increased during 2018 compared to 2017 and were higher in 2017 compared to 2016.
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
We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2018	2017	2016
Americas	42.1%	41.3%	43.1%
Europe, Middle East, and Africa	35.3%	35.7%	34.3%
Asia Pacific	22.6%	23.0%	22.6%
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

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$2,011,675	$1,960,362	$1,744,104
Cost of goods sold	1,431,069	1,415,659	1,262,542
Gross profit	580,606	544,703	481,562
Operating expenses:
Research and development	41,296	40,283	39,129
Selling, general, and administrative	153,897	161,260	177,356
Depreciation and amortization	141,410	137,162	125,658
Gain on insurance proceeds	(8,900)	—	—
Loss on disposal of fixed assets	2,169	514	665
Operating income	250,734	205,484	138,754
Other expense	(3,472)	(3,360)	(2,503)
Disposition and exit of business activities	—	—	28,416
Loss on extinguishment of debt	(79,866)	(35,389)	(13,423)
Earnings of unconsolidated joint venture	471	486	394
Interest expense, net	(93,772)	(132,459)	(138,952)
Income before income taxes	74,095	34,762	12,686
Income tax benefit (expense)	(3,574)	57,884	91,954
Consolidated net income	70,521	92,646	104,640
Net (income) loss attributable to noncontrolling interest	(3,506)	4,903	2,668
Net income attributable to Kraton	$67,015	$97,549	$107,308
Earnings per common share:
Basic	$2.10	$3.12	$3.48
Diluted	$2.08	$3.07	$3.43
Weighted average common shares outstanding:
Basic	31,416	30,654	30,180
Diluted	31,789	31,140	30,621
Consolidated Results
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue was $2,011.7 million for the year ended December 31, 2018 compared to $1,960.4 million for the year ended December 31, 2017, an increase of $51.3 million, or 2.6%. Revenue for the Polymer segment increased $21.9 million and revenue for the Chemical segment increased $29.4 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,431.1 million for the year ended December 31, 2018 compared to $1,415.7 million for the year ended December 31, 2017, an increase of $15.4 million, or 1.1%. The increase was primarily driven by higher average raw material costs, partially offset by lower sales volumes.
Selling, general, and administrative expenses were $153.9 million for the year ended December 31, 2018 compared to $161.3 million for the year ended December 31, 2017. The $7.4 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs, and employee related costs, partially offset by foreign exchange rates.
Depreciation and amortization was $141.4 million for the year ended December 31, 2018 compared to $137.2 million for the year ended December 31, 2017. The increase of $4.2 million was primarily attributable to the start up of our manufacturing joint venture in Mailiao, Taiwan, and foreign exchange rates.

We recorded a $79.9 million loss on extinguishment of debt during the year ended December 31, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”), partially offset by a gain on the settlement of the ineffective portion of interest rate swaps.
Interest expense, net, was $93.8 million for the year ended December 31, 2018 compared to $132.5 million for the year ended December 31, 2017, a decrease of $38.7 million. The decrease is due to refinancing activities and lower overall indebtedness.
Our income tax provision was a $3.6 million expense, a $57.9 million benefit, and a $92.0 million benefit for the years ended December 31, 2018, 2017, and 2016, respectively. Our effective tax rates for the years ended December 31, 2018, 2017, and 2016 were a 4.8% expense, a 166.5% benefit, and a 724.8% benefit, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rates, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions, the tax impact of certain permanent items, and the change in our valuation allowance.
As of December 31, 2018 and December 31, 2017, a valuation allowance of $42.5 million and $51.3 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $8.8 million during the year ended December 31, 2018, which includes a $4.3 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $2.2 million decrease related to utilization of foreign tax credits and net operating loss carryforwards in the U.S., and a $2.3 million decrease related to changes in other comprehensive income (loss). Of the $42.5 million valuation allowance at December 31, 2018, $31.5 million, $7.0 million, and $4.0 million relate to net deferred tax assets in France, United Kingdom, and the U.S., respectively. We increased our valuation allowance by $6.6 million during the year ended December 31, 2017, which includes a $4.9 million increase related to changes in other comprehensive income (loss) and $1.7 million primarily related to current period net operating losses in the U.S. As of December 31, 2017, $35.9 million and $8.8 million of the $51.3 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.
The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, provisional amounts for the income tax effects of the Tax Act were recorded as of December 31, 2017. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $46.3 million. We have completed our analysis based on legislative updates relating to the Tax Act, including an assessment of our foreign tax credits, which resulted in an incremental tax benefit of $10.7 million for the year ended December 31, 2018. Additionally, the impact of the Tax Act to our deferred taxes was a benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries.
Net income attributable to Kraton was $67.0 million, or $2.08 per diluted share, for the year ended December 31, 2018, a decrease of $30.5 million compared to a net income of $97.5 million, or $3.07 per diluted share, for the year ended December 31, 2017. Adjusted diluted earnings per share (non-GAAP) was $3.16 for the year ended December 31, 2018 compared to $2.85 for the year ended December 31, 2017. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.
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
Cost of goods sold was $1,416.2 million for the year ended December 31, 2017 compared to $1,263.2 million for the year ended December 31, 2016, an increase of $153.0 million, or 12.0%. The increase was primarily driven by higher average raw material costs and sales volumes, partially offset by the $24.7 million of higher costs of goods sold in 2016 related to the fair value adjustment in purchase accounting for inventory.
Selling, general, and administrative expenses were $161.3 million for the year ended December 31, 2017 compared to $177.4 million for the year ended December 31, 2016. The $16.1 million decrease is primarily attributable to lower transaction, acquisition, and restructuring costs, partially offset by higher employee related costs.

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
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Years Ended December 31,
	2018		2017		2016
Revenue	($ In thousands)
Performance Products	$631,728	51.7%	$640,313	53.4%	$513,081	50.1%
Specialty Polymers	408,628	33.5%	389,873	32.5%	340,330	33.2%
Cariflex	180,814	14.8%	168,267	14.0%	170,983	16.7%
Other	416	—%	1,223	0.1%	343	—%
	$1,221,586		$1,199,676		$1,024,737

Operating income	$159,162		$121,089		$80,910
Adjusted EBITDA (non-GAAP)(1)	$214,802		$223,015		$183,087
Adjusted EBITDA margin (non-GAAP)(2)	17.6%		18.6%		17.9%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue for the Polymer segment was $1,221.6 million for the year ended December 31, 2018 compared to $1,199.7 million for the year ended December 31, 2017. The increase was driven by higher average sales prices, partially offset by lower sales volumes. Sales volumes were 319.6 kilotons for the year ended December 31, 2018, a decrease of 14.1 kilotons, or 4.2%. Performance Products volumes decreased 6.9%, Specialty Polymers volumes increased 0.5%, and Cariflex volumes increased 8.0%. The decrease in Performance Products revenues were primarily impacted by lower paving sales outside of our core North American and European markets, as well as decreases in SIS volumes. The increase in Specialty Polymers revenue was primarily driven by higher average selling prices, resulting from higher average raw materials costs, and to a lesser extent, higher sales into lubricant additive applications. The increase in Cariflex revenue was driven by higher demand in our latex and solid rubber offerings. The positive effect from changes in currency exchange rates between the periods was $15.5 million.
Cost of goods sold was $872.5 million for the year ended December 31, 2018 compared to $887.1 million for the year ended December 31, 2017, a decrease of $14.6 million, or 1.6%. The decrease in cost of goods sold reflects lower overall sales volumes, partially offset by higher average raw material costs and higher operating expenses resulting from unplanned, short-term facility outages and market driven increases in logistics and transportation. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $10.4 million.
For the year ended December 31, 2018, the Polymer segment operating income was $159.2 million compared to $121.1 million for the year ended December 31, 2017.
For the year ended December 31, 2018, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $214.8 million compared to $223.0 million for the year ended December 31, 2017. The decrease in Adjusted EBITDA was primarily due to higher operating expenses from the impact of unplanned, short-term facility outages and higher costs, including freight and logistics costs. We also experienced lower sales volumes, primarily in our Performance Products business, driven by lower SIS and paving demand, in our non-core markets. These negative impacts were partially offset by higher average unit margins. The positive effect from changes in currency exchange rates between the periods was $4.7 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Revenue for the Polymer segment was $1,199.7 million for the year ended December 31, 2017 compared to $1,024.7 million for the year ended December 31, 2016. Sales volumes were 333.7 kilotons for the year ended December 31, 2017, an increase of 9.5 kilotons, or 2.9%. Performance Products volumes increased 2.9%, Specialty Polymers volumes increased 3.6% (excluding the effect of the sale of the compounding business, sales volumes would have increased 7.2%), and Cariflex volumes increased 0.4%. The revenue increases in Performance Products and Specialty Polymers were primarily driven by higher average selling prices resulting from higher raw material costs and to a lesser extent increased sales volumes. The positive effect from changes in currency exchange rates between the periods was $2.0 million.
Cost of goods sold was $887.1 million for the year ended December 31, 2017 compared to $747.6 million for the December 31, 2016, an increase of $139.5 million or 18.7%. The increase in cost of goods sold reflects higher average raw material costs and increases in sales volumes. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $4.6 million.
For the year ended December 31, 2017, the Polymer segment operating income was $121.0 million compared to $80.9 million for the year ended December 31, 2016.
For the year ended December 31, 2017, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $223.0 million compared to $183.1 million for the year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due to improved unit margins, which were driven by higher selling prices and the impact of cost reduction initiatives. In the third quarter 2017, we initiated a new manufacturing process for our Cariflex product at our manufacturing facility in Paulinia, Brazil. Although material produced using this new process met technical specifications, during the fourth quarter 2017, some customers notified us that they were experiencing processing issues with the material. While the majority of material shipped in the fourth quarter is being used, the degree of issues noted by our customers varied, and in certain cases the material was returned to us for evaluation. We have implemented a number of manufacturing changes in an effort to address these issues going forward and these changes appear to be lessening the processing issues. The negative financial impact to our fourth quarter 2017 operating income including our Adjusted EBITDA was $7.6 million. The negative effect from changes in currency exchange rates between the periods was $4.2 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).

Chemical Segment
The following results of operations for the Chemical segment have been included in our consolidated results effective as of the date of the acquisition, January 6, 2016.

	Year Ended December 31, 2018		Year Ended December 31, 2017		For the period January 6, 2016 through December 31, 2016
Revenue	($ In thousands)
Adhesives	$280,867	35.5%	$294,467	38.7%	$288,009	40.0%
Performance Chemicals	461,100	58.4%	416,264	54.7%	388,878	54.1%
Tires	48,122	6.1%	49,955	6.6%	42,480	5.9%
	$790,089		$760,686		$719,367

Operating income	$91,572		$84,395		$57,844
Adjusted EBITDA (non-GAAP) (1)	$163,241		$151,184		$171,045
Adjusted EBITDA margin (non-GAAP) (2)(3)	20.7%		19.9%		23.8%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the year ended December 31, 2018, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 20.2%.
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the years ended December 31, 2017 and 2016 to conform to the respective 2018 presentations.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenue for the Chemical segment was $790.1 million for the year ended December 31, 2018 compared to $760.7 million for the year ended December 31, 2017. The increase was driven by higher average sales prices resulting from price actions, and to a lesser extent, an increase in sales volumes. Sales volumes were 428.5 kilotons for the year ended December 31, 2018, an increase of 2.1 kilotons, or 0.5%, despite volumes being negatively impacted due to lost sales from Hurricane Michael. Performance Chemicals volumes increased 3.2%, partially offset by a decrease of 4.5% and 5.6% in Adhesives and Tires volumes, respectively. . The positive effect from changes in currency exchange rates between the periods was $13.7 million.
Cost of goods sold was $558.6 million for the year ended December 31, 2018 compared to $528.6 million for the year ended December 31, 2017, an increase of $30.0 million, or 5.7%. The increase was driven by higher raw material prices and higher operating costs, including planned maintenance activities, logistics, and transportation costs, and recovery costs associated with Hurricane Michael. Additionally, the changes in currency exchange rates between the periods resulted in a negative impact of $11.6 million.
In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. During the three months ended December 31, 2018, we incurred $12.3 million of direct costs, which are included in our costs of good sold, and that had not been reimbursed from our insurance carrier. With respect to lost sales, we estimate the associated margin to be $8.9 million. During the fourth quarter we recognized $8.9 million of cash proceeds as reimbursement under our business interruption policy, which is included in operating income. We currently estimate the replacement cost associated with damaged equipment to be in a range of $5.0 million to $7.0 million. During the fourth quarter, we impaired damaged equipment with a net book value of $1.3 million, which as of December 31, 2018, had not been reimbursed under our property and casualty insurance policy.
For the year ended December 31, 2018, the Chemical segment operating income was $91.6 million compared to $84.4 million for the year ended December 31, 2017.
For the year ended December 31, 2018, the Chemical segment generated $163.2 million of Adjusted EBITDA (non-GAAP) compared to $151.2 million for the year ended December 31, 2017. The increase in Adjusted EBITDA was primarily driven by improved unit margin in our Performance Chemicals and Tires product lines. The improved unit margins were partially offset by higher operating costs, including planned maintenance activities and higher average raw material costs. The negative effect from changes in currency exchange rates between the periods was $2.8 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue for the Chemical segment was $760.7 million for the year ended December 31, 2017 compared to $719.4 million for the year ended December 31, 2016. The increase was driven by higher average sales prices in Performance Chemicals and Tires, combined with overall improved sales volumes. Sales volumes were 426.4 kilotons for the year ended December 31, 2017, an increase of 14.9 kilotons or 3.6%. Adhesives volumes increased 4.1%, Performance Chemicals volumes increased 3.1%, and Tires volumes increased 10.0%. The positive effect from changes in currency exchange rates between the periods was $4.7 million.
Cost of goods sold was $528.6 million for the year ended December 31, 2017 compared to $515.0 million for the December 31, 2016, an increase of $13.6 million or 2.6%. The increase was primarily driven by higher raw material costs, due to increased average purchase prices and stronger operating rates. The negative impact from changes in currency exchange rates between the periods was $4.4 million.
For the year ended December 31, 2017, the Chemical segment operating income was $84.4 million compared to $57.8 million for the year ended December 31, 2016.
For the year ended December 31, 2017, the Chemical segment generated $151.2 million of Adjusted EBITDA (non-GAAP) compared to $171.0 million for the year ended December 31, 2016. The decrease in Adjusted EBITDA was primarily due to lower margins indicative of the impact of low-cost C5/C9 hydrocarbon alternatives and pricing pressure for TOFA and TOR products, which more than offset the increase in sales volumes. The negative effect from changes in currency exchange rates between the periods was $1.2 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

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
Asset Retirement Obligations (“ARO”). Our ARO consists of estimated costs of dismantlement, removal, site reclamation, and similar activities associated with our facilities. We recognize the fair value of a liability for an ARO in the period in which we have an existing legal obligation associated with the retirement of our facilities and the obligation can reasonably be estimated. The associated asset retirement cost is capitalized as part of the carrying cost of the asset. The recognition of an ARO requires that we make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate; and inflation rates. In periods subsequent to initial measurement of the ARO, we recognize changes in the liability resulting from the accretion of the liability to its non-discounted amount and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. See Note 13 Commitments and Contingencies (subsection (d)) to the consolidated financial statements.
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

We estimate the fair value of performance-based restricted share units using a combination of Monte Carlo simulations and internal metrics. The expected term represents the period of time that performance share units granted are expected to be outstanding. Our expected volatilities are based on historical volatilities for Kraton and the members of the peer group. The risk free interest rate for the periods within the contractual life of the performance-based restricted share units is equal to the yield, as of the valuation date, of the zero coupon U.S. Treasury STRIPS that have a remaining term equal to the length of the remaining performance period. The expected dividend yield is assumed to be zero, which is the equivalent of reinvesting dividends in the underlying company's stock. Forfeitures are recognized when they occur. See Note 6 Share-Based Compensation to the consolidated financial statements.
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
The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35.0% to 21.0% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts. The accounting for the tax effects of the Tax Act has been completed as of December 31, 2018.
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
The weighted average discount rate for our U.S. pension plans was 4.5% at December 31, 2018 compared to 3.9% at December 31, 2017, with an assumed weighted average long term expected rate of return on plan assets of 8.0%, and an assumed weighted average expected salary rate increase of 3.0%. The percentage of equity securities in our U.S. pension plans was 59.5% at December 31, 2018, down from 59.9% at December 31, 2017, and the percentage of debt securities was 40.0% at December 31, 2018 and 2017. Our strategic target asset allocation as of December 31, 2018 was 50% equity, 30% debt, and 20% other. Based on the plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 8.5%. The asset return assumption set for determining the 2018 FASB ASC 715 expense was 8.0%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 8.0% return after non-investment expenses assumption is equivalent to a gross assumption of 8.5% (8.0% + 0.5%). An 8.5% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
The weighted average discount rate for our non-U.S. pension plans was 2.6% at December 31, 2018, with an assumed weighted average long term expected rate of return on plan assets of 5.5%, and an assumed weighted average expected salary rate increase of 3.0%. The percentage of equity and debt securities in our non-U.S. pension plans was 46.9% and 48.4% at December 31, 2018, respectively. Our strategic target asset allocation as of December 31, 2018 was 50% equity and 50% debt for our non-U.S. Pension Plans.
For the U.S. Pension Plans, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $2.7 million in our estimated expense for 2019. A 100 basis point decrease in the assumed rate of return on plan assets would result in a corresponding increase of $1.3 million in our estimated expense for 2019, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $0.9 million in our estimated expense for 2019, in each case holding all other assumptions and factors constant.
For the non-U.S. Pension Plans, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.7 million in our estimated expense for 2019. A 100 basis point decrease in the assumed rate of return on plan assets would result in a corresponding increase of $0.4 million in our estimated expense for 2019, and a 100 basis point increase in the expected salary rate would result in a corresponding increase of $0.2 million in our estimated expense for 2019, in each case holding all other assumptions and factors constant.
For the Retiree Medical Plan, a 100 basis point decrease in the assumed discount rate would result in a corresponding increase of $0.2 million in our estimated expense for 2019, and a 100 basis point increase in the assumed health care trend rate would result in a corresponding increase of $10.0 thousand in our estimated expense for 2019, in each case holding all other assumptions and factors constant. For additional information about our benefit plans, see Note 14 Employee Benefits to the consolidated financial statements.
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, “Revenue from Contracts with Customers,” when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are expensed in cost of goods sold once the performance obligation with the associated sale has been met. We do not have significant changes in our estimates for variable considerations.

LIQUIDITY AND CAPITAL RESOURCES
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the Term Loan Facility and ABL Facility are our principal sources of liquidity.
As of December 31, 2018, our outstanding borrowings included (i) $362.0 million and €300.0 million, or approximately $342.9 million, under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility, (ii) $399.1 million and €290.0 million, or approximately $331.5 million, under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $5.0 million under our ABL Facility. In addition, as of December 31, 2018, KFPC had NTD 3.5 billion, or approximately $112.5 million, and NTD 400.0 million, or approximately $13.0 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively.
On March 8, 2018, we entered into a fifth amendment to the credit agreement governing the Term Loan Facility (the “Credit Agreement”) pursuant to which: borrowings under the Euro Tranche were increased by €150.0 million; we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%; we reduced our Euro Tranche interest rate applicable margin to 2.0%; and extended the maturity date of the Term Loan Facility by three years to March 8, 2025. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash, to pay down $185.0 million of the then outstanding borrowings under the USD Tranche. On May 24, 2018, we entered into a sixth and seventh amendment to the Credit Agreement. The seventh amendment increased borrowings under the USD Tranche by $90.0 million, with the proceeds of such additional borrowing being used to fund a portion of the refinancing of the 10.5% Senior Notes discussed below. The sixth amendment provided for certain technical amendments to the Term Loan Facility to allow for greater flexibility in the repayment of unsecured indebtedness.
During the year ended December 31, 2018, approximately $157.6 million of the 10.5% Senior Notes were repurchased in a cash tender offer for any and all of the outstanding $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes and the additional $90.0 million borrowings under the USD Tranche, together with $60.0 million of borrowings under the ABL Facility and cash on hand.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. While the Company may terminate the repurchase program at any time, the repurchase program will end no later than March 4, 2019. As of the date of this filing, we had repurchase $4.3 million of our 7.0% Senior Notes.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had $8.5 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $192.1 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $12.8 million to our pension plans for the year ended December 31, 2018 and $12.5 million for the year ended December 31, 2017. We expect our total pension plans contribution for the year ended December 31, 2019 to be approximately $11.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2019, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2020 and beyond.
As of December 31, 2018, we had $83.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. After 2017, our foreign earnings held by foreign subsidiaries are no longer subject to U.S. tax upon repatriation to the U.S. As of December 31, 2018, the remaining long-term tax payable related to the Tax Act of $13.2 million is presented within income tax payable, non-current on our Consolidated Balance Sheets. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
Operating Cash Flows
Net cash provided by operating activities totaled $246.6 million for the year ended December 31, 2018 and $255.4 million for the year ended December 31, 2017. This represents a net decrease of $8.9 million, which was primarily driven by increases in working capital, partially offset by increases in operating income. The period-over-period changes in working capital are as follows:

•	$35.8 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher inventory volumes and higher raw material costs;

•	$32.2 million decrease in cash flows for other payables and accruals, primarily driven by timing of interest payments, employee related accruals, and customer rebates;

•	$27.1 million decrease in cash flows for accounts receivable, primarily related to higher selling prices, partially offset by lower sales volumes; partially offset by

•	$12.4 million increase in cash flows due to the timing of payments of other items, including related party transactions, pension costs, and VAT; and

•	$12.0 million increase in cash flows associated with trade accounts payable due to timing of payments and higher raw material costs.
Net cash provided by operating activities totaled $255.4 million for the year ended December 31, 2017 and $138.5 million for the year ended December 31, 2016. This represents a net increase of $117.0 million, which was primarily driven by increases in operating income and decreases in working capital. The period-over-period changes in working capital are as follows:

•	$36.9 million increase in cash flows for other payables and accruals, primarily due to the deferred income, transaction related costs, and accrued interest;

•	$36.8 million increase in cash flows for accounts receivable, primarily related to timing of cash receipts; and

•	$21.1 million increase in cash flows for other assets, primarily due to income tax refunds; partially offset by,

•	$48.5 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher inventory volumes and increased raw material costs;

•	$4.9 million decrease in cash flows associated with trade accounts payable due to timing of payments and high raw material costs; and

•	$4.1 million decrease in cash flows due to the timing of payments of other items, including related party transactions and pension costs.

Investing Cash Flows
Net cash used in investing activities totaled $111.1 million, $122.6 million, and $1,364.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Cash used from investing activities for the year ended December 31, 2016, includes $1,312.1 million related to the Arizona Chemical Acquisition, net of cash acquired, partially offset by $72.8 million cash received from the sale of the BCU.
Capital projects in 2018 included the following:

•	$69.7 million related to health, safety, environmental, and security, including infrastructure and maintenance projects;

•	$15.2 million related to projects to optimize the production capabilities of our manufacturing assets; and

•	$11.0 million of capital expenditures related to information technology and research and development.
Capital projects in 2017 included the following:

•	$53.8 million related to health, safety, environmental, and security, including infrastructure and maintenance projects;

•	$34.0 million related to projects to optimize the production capabilities of our manufacturing assets;

•	$17.1 million of capital expenditures incurred by KFPC in connection with the Taiwan plant construction; and

•	$9.3 million of capital expenditures related to information technology and research and development.
Expected Capital Expenditures.
We currently expect 2019 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $110.0 million, which includes approximately $4.0 million of capitalized interest. Also included is approximately $75.0 million for health, safety, environmental, security and infrastructure, and maintenance projects. The remaining anticipated 2019 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems. In addition, we are evaluating certain strategic capital activities, which we may fund up to $50.0 million of incremental capital expenditures in addition to the $110.0 million discussed above.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2018 was approximately 30.9% equity, 67.7% debt, and 1.4% noncontrolling interest compared to approximately 27.1% equity, 71.6% debt, and 1.3% noncontrolling interest as of December 31, 2017.
Net cash used in financing activities totaled $136.7 million for the year ended December 31, 2018 compared to net cash used in financing activities of $175.1 million and net cash provided by financing activities of $1,280.1 million for the years ended December 31, 2017 and 2016, respectively.
In connection with our March and May 2018 refinancing of the Term Loan Facility and the 10.5% Senior Notes, we recorded a $79.9 million loss on extinguishment of debt during the year ended December 31, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. We deferred $11.1 million of debt issuance costs.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. During the year ended December 31, 2018, we repurchased $0.9 million of our 7.0% Senior Notes.
During the year ended December 31, 2017, we completed the issuance of $400.0 million 7.0% Senior Notes and borrowed €300.0 million under the Euro Tranche. We used the total net proceeds of $758.0 million from both transactions, together with available cash, to prepay principal payments under the USD Tranche. In connection with the Arizona Chemical Acquisition, during the year ended December 31, 2016, we issued the initial $1,350.0 million USD Tranche of the Term Loan Facility and $440.0 million of 10.5% Senior Notes. We incurred $14.3 million deferred financing costs associated with the 2017 repricing of our USD Tranche, the issuance of the $400.0 million 7.0% Senior Notes, and the issuance of the €300.0 million Euro Tranche.
During the year ended December 31, 2018 (excluding borrowings under the KFPC Loan Agreement) we decreased Kraton Corporation indebtedness by $83.7 million, while decreasing cash on hand (excluding KFPC cash) by approximately $4.0 million.

Other Contingencies
As a chemicals manufacturer, our operations in the U.S. and abroad are subject to a wide range of environmental laws and regulations at the international, national, state, and local levels. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling, and disposal of hazardous materials and wastes, occupational health and safety, including dust and noise control, site remediation programs, and chemical registration, use, and management.
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
In addition, we may in the future be subject to claims that arise solely from events or circumstances occurring after February 2001 for legacy Kraton manufacturing sites or after February 2007 for legacy Arizona Chemical manufacturing sites, which would not, in any event, be covered by the Shell Chemicals or International Paper indemnities, respectively. While we recognize that we may in the future be held liable for remediation activities beyond those identified to date, at present we are not aware of any circumstances that are reasonably expected to give rise to remediation claims that would have a material adverse effect on our results of operations or cause us to exceed our projected level of anticipated capital expenditures.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions during the years ended December 31, 2018, 2017, or 2016.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2018, other than operating leases.

Contractual Obligations
Our principal outstanding contractual obligations relate to the Term Loan Facility, Senior Notes, KFPC Loan Agreement, interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with raw materials. The following table summarizes our contractual cash obligations as of December 31, 2018 for the periods indicated.

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	2024 and thereafter
	(In millions)
Long-term debt obligations(1)	$1,567.1	$45.3	$80.5	$5.2	$0.2	$0.2	$1,435.7
Estimated interest payments on debt	475.6	73.5	72.0	72.9	73.0	73.3	110.9
Operating lease obligations	70.3	19.1	16.9	12.4	8.3	5.1	8.5
Purchase obligations (2) (3)	3,061.0	469.1	260.8	237.8	235.1	227.8	1,630.4
Uncertain tax positions, including interest and penalties (4)	29.6	—	—	—	—	—	29.6
Estimated pension obligations (5)	11.2	11.2	—	—	—	—	—
Total contractual cash obligations	$5,214.8	$618.2	$430.2	$328.3	$316.6	$306.5	$3,215.1
________________________________________________

(1)	Includes capital lease obligations.

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

(4)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2024 and thereafter.”

(5)
This represents our expected 2019 minimum pension contributions. Due to the complexity of aligning future assumptions for multiple pension plans subsequent to the acquisition of Arizona Chemical, we have changed the methodology and presentation for the pension obligations from prior annual reports.

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
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2018 consist of a series of non-deliverable forward contracts.
Interest rate risk. Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities, and additional borrowings in the future may, bear interest at variable rates, thereby exposing us to interest rate risk. At December 31, 2018, approximately $835.4 million of our debt was variable rate debt.
We entered into a series of interest rate swaps for a portion of the forecasted USD Tranche whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, the interest rate swaps we entered may not fully mitigate our interest rate risk. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10%, from the rates as of December 31, 2018 for the life of the interest rate swap agreement, which would result in a change of $1.4 million in accumulated other comprehensive income (loss) as of December 31, 2018.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2018 and 2017, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $90.5 million at December 31, 2018 and $77.7 million at December 31, 2017. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $8.1 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2018. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2019 would negatively impact our pre-tax income by $7.0 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Our raw materials are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2018, a hypothetical 10.0% change in the market price for these raw materials would change our 2019 cost of goods sold by $37.9 million.

Item 8.	Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item  9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2018, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2019 annual meeting of shareholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Corporation

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2018 and 2017

(iii)	Consolidated Statements of Operations—years ended December 31, 2018, 2017, and 2016

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2018, 2017, and 2016

(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2018, 2017, and 2016

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2018, 2017, and 2016

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

4.1
Specimen Stock Certificate of Kraton Corporation’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.2
Indenture, dated as of March 24, 2017, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 7% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 27, 2017)

4.3	Form of Global Not for the 7% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on March 27, 2017)

4.4
Indenture, dated as of May 24, 2018, among Kraton Polymers LLC, Kraton Polymers Capital Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent, and Deutsche Bank Luxembourg S.A., as Authenticating Agent, Registrar and Transfer Agent relating to the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

Exhibit No	Description of Exhibits
4.5	Form of Global Note for the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2
Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.3
First Amendment to Credit and Guarantee Agreement, dated as of July 6, 2016, among Kraton Polymers LLC, as Borrower, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.4
Second Amendment to Credit and Guarantee Agreement, dated as of January 9, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on January 10, 2017)

10.5
Third Amendment to Credit and Guarantee Agreement, dated as of June 13, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as the Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017)

10.6
Fourth Amendment to Credit and Guarantee Agreement, dated as of August 16, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.7
Fifth Amendment to Credit and Guarantee Agreement, dated as of March 8, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Dollar Replacement Term Lender and Euro Replacement Term Lender (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on March 12, 2018)

10.8
Sixth Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.9
Seventh Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S Borrower and Guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the Lenders party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Incremental Dollar Term Lender (incorporated by reference to Exhibit 10.2 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.10
Pledge and Security Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Grantors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

Exhibit No	Description of Exhibits
10.11
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

10.12
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

10.13
Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.14
Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (Mailiao) (incorporated by reference to Exhibit 10.4 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.15
Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.16
Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

10.17
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

10.19
Amendment No. 2 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.70 to the Kraton Corporation’s Form S-1 filed with the SEC on November 20, 2009)

10.20
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

10.22
Business Lease, dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.23
Amendment to the Business Lease dated March 31, 2000 between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (Wesseling) (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.24
Lease Agreement dated as of February 28, 2007 between International Paper Company and Arizona Chemical Company (Savannah) (incorporated by reference to Exhibit 10.17 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

Exhibit No	Description of Exhibits
10.25
Oulu Land Lease Agreement dated effective as of 30 August 1996 between Enso Oy and Forchem Oy (Oulu)(incorporated by reference to Exhibit 10.18 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.26
Amendment for Land Lease Contract dated 15 February 2013 between Stora Enso Oyj and Arizona Chemical Oy (Oulu) (incorporated by reference to Exhibit 10.19 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.27+
Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.28+
Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

10.29+
Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013 (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.30+
Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to the Kraton Corporation’s Form S-1/A filed with the SEC on December 2, 2009)

10.31+
Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.32+	Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017)

10.33+
First Amendment to Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2018)

10.34+*	Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan

10.35+*	Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan

10.36+
Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.13 to Post-Effective Amendment No. 3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.37+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.38+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 12, 2018)

10.39+
Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.40+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.41+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.5 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.42+
Form of Kraton Performance Polymers, Inc. Restricted Stock Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

Exhibit No	Description of Exhibits
10.43+
Form of Kraton Performance Polymers, Inc. Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.44+
Form of Kraton Performance Polymers, Inc. Restricted Stock Performance Unit Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.45+
Form of Kraton Performance Polymers, Inc. Stock Option Grant Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.46+
Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

10.47+
Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.48+	Summary of Terms of Kraton Corporation Cash Incentive Plan for 2018 (incorporated by reference to Kraton Corporation’s Current Reports on Form 8-K filed with the SEC on February 9, 2018)

10.49+
Kraton Corporation Executive Severance Program effective as of November 1, 2011, as amended and restated September 12, 2017 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-k filed with the SEC on September 18, 2017)

10.50+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.51+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Corporation’s Form S-1 filed with the SEC on December 2, 2009)

10.52+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.53+
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

101*
The following materials from Kraton Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (vi) Notes to Consolidated Financial Statements.

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
Date: February 28, 2019

Kraton Corporation

/S/ KEVIN M. FOGARTY
Kevin M. Fogarty President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints James L. Simmons, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 28, 2019.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ CHRIS H. RUSSELL	Vice President and Interim Chief Financial Officer, and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)
Chris H. Russell

/S/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch

/S/ MARK A. BLINN	Director
Mark A. Blinn

/S/ ANNA C. CATALANO	Director
Anna C. Catalano

/S/ DOMINIQUE FOURNIER	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III	Director
John J. Gallagher, III

/S/ BARRY J. GOLDSTEIN	Director
Barry J. Goldstein

/S/ DAN F. SMITH	Director and Chairman
Dan F. Smith

/S/ KAREN A. TWITCHELL	Director
Karen A. Twitchell

/S/ BILLIE I. WILLIAMSON	Director
Billie I. Williamson

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Kraton Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

(signed) KPMG LLP

Houston, Texas
February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kraton Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Houston, Texas
February 28, 2019

KRATON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$85,891	$89,052
Receivables, net of allowances of $784 and $824	198,046	196,683
Inventories of products	410,640	367,796
Inventories of materials and supplies	30,843	25,643
Prepaid expense	10,156	13,963
Other current assets	29,980	36,615
Total current assets	765,556	729,752
Property, plant, and equipment, less accumulated depreciation of $597,785 and $526,759	941,476	958,723
Goodwill	772,886	774,319
Intangible assets, less accumulated amortization of $246,648 and $197,318	362,038	406,863
Investment in unconsolidated joint venture	12,070	12,380
Debt issuance costs	1,170	2,340
Deferred income taxes	10,434	8,462
Other long-term assets	29,074	39,688
Total assets	$2,894,704	$2,932,527
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,321	$42,647
Accounts payable-trade	182,153	169,265
Other payables and accruals	100,695	119,624
Due to related party	20,918	19,176
Total current liabilities	349,087	350,712
Long-term debt, net of current portion	1,487,298	1,574,881
Deferred income taxes	127,827	148,148
Other long-term liabilities	182,893	192,267
Total liabilities	2,147,105	2,266,008
Commitments and contingencies (note 12)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,917 shares issued and outstanding at December 31, 2018; 31,605 shares issued and outstanding at December 31, 2017	319	316
Additional paid in capital	385,921	377,957
Retained earnings	420,597	356,503
Accumulated other comprehensive loss	(91,699)	(98,295)
Total Kraton stockholders’ equity	715,138	636,481
Noncontrolling interest	32,461	30,038
Total equity	747,599	666,519
Total liabilities and equity	$2,894,704	$2,932,527

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$2,011,675	$1,960,362	$1,744,104
Cost of goods sold	1,431,069	1,415,659	1,262,542
Gross profit	580,606	544,703	481,562
Operating expenses:
Research and development	41,296	40,283	39,129
Selling, general, and administrative	153,897	161,260	177,356
Depreciation and amortization	141,410	137,162	125,658
Gain on insurance proceeds	(8,900)	—	—
Loss on disposal of fixed assets	2,169	514	665
Operating income	250,734	205,484	138,754
Other expense	(3,472)	(3,360)	(2,503)
Disposition and exit of business activities	—	—	28,416
Loss on extinguishment of debt	(79,866)	(35,389)	(13,423)
Earnings of unconsolidated joint venture	471	486	394
Interest expense, net	(93,772)	(132,459)	(138,952)
Income before income taxes	74,095	34,762	12,686
Income tax benefit (expense)	(3,574)	57,884	91,954
Consolidated net income	70,521	92,646	104,640
Net (income) loss attributable to noncontrolling interest	(3,506)	4,903	2,668
Net income attributable to Kraton	$67,015	$97,549	$107,308
Earnings per common share:
Basic	$2.10	$3.12	$3.48
Diluted	$2.08	$3.07	$3.43
Weighted average common shares outstanding:
Basic	31,416	30,654	30,180
Diluted	31,789	31,140	30,621

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income attributable to Kraton	$67,015	$97,549	$107,308
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(14,439)	63,077	(6,736)
Unrealized gain on cash flow hedges, net of tax expense of $979, $457, and $290, respectively	1,368	3,283	515
Reclassification of (gain) loss on cash flow hedge, net of tax expense of $587 and benefit of $127, respectively	(1,996)	752	—
Unrealized gain on net investment hedge, net of tax expense of $2,378	8,079	—	—
(Increase) decrease in benefit plans liability, net of tax expense of $3,202 and benefit of $2,241 and $4,392, respectively	13,584	(6,877)	(13,741)
Other comprehensive income (loss), net of tax	6,596	60,235	(19,962)
Comprehensive income attributable to Kraton	73,611	157,784	87,346
Comprehensive income (loss) attributable to noncontrolling interest	2,423	(2,298)	(1,916)
Consolidated comprehensive income	$76,034	$155,486	$85,430

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2016	$306	$349,871	$147,131	$(138,568)	$358,740	$34,252	$392,992
Net income (loss)	—	—	107,308	—	107,308	(2,668)	104,640
Other comprehensive income (loss)	—	—	—	(19,962)	(19,962)	752	(19,210)
Retired treasury stock from employee tax withholdings	(1)	(974)	—	—	(975)	—	(975)
Exercise of stock options	2	4,454	—	—	4,456	—	4,456
Non-cash compensation related to equity awards	3	8,331	—	—	8,334	—	8,334
Balance at December 31, 2016	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	97,549	—	97,549	(4,903)	92,646
Other comprehensive income	—	—	—	60,235	60,235	2,605	62,840
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	4,515	—	4,515	—	4,515
Retired treasury stock from employee tax withholdings	(1)	(2,297)	—	—	(2,298)	—	(2,298)
Exercise of stock options	5	10,947	—	—	10,952	—	10,952
Non-cash compensation related to equity awards	2	7,625	—	—	7,627	—	7,627
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income	—	—	67,015	—	67,015	3,506	70,521
Other comprehensive income (loss)	—	—	—	6,596	6,596	(1,083)	5,513
Retired treasury stock from employee tax withholdings	(2)	(3,266)	(2,921)	—	(6,189)	—	(6,189)
Exercise of stock options	2	3,131	—	—	3,133	—	3,133
Non-cash compensation related to equity awards	3	8,099	—	—	8,102	—	8,102
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$70,521	$92,646	$104,640
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	141,410	137,162	125,658
Amortization of debt premium and original issue discount	2,202	6,169	7,987
Amortization of debt issuance costs	5,771	8,420	8,741
Loss on disposal of property, plant, and equipment	2,169	514	665
Disposition and exit of business activities	—	—	(28,416)
Loss on extinguishment of debt	79,866	35,389	13,423
(Earnings) loss from unconsolidated joint venture, net of dividends received	74	(49)	15
Deferred income tax benefit	(26,487)	(66,004)	(12,609)
Release of valuation allowance	—	—	(86,273)
Share-based compensation	8,102	7,627	8,334
Decrease (increase) in:
Accounts receivable	(7,841)	19,237	(17,526)
Inventories of products, materials, and supplies	(58,077)	(22,269)	26,252
Other assets	12,304	12,941	(8,181)
Increase (decrease) in:
Accounts payable-trade	20,271	8,275	13,177
Other payables and accruals	(18,693)	13,463	(23,455)
Other long-term liabilities	13,742	(1,802)	5,881
Due to related party	1,245	3,721	155
Net cash provided by operating activities	246,579	255,440	138,468
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(100,122)	(99,223)	(99,205)
KFPC purchase of property, plant, and equipment	(2,746)	(17,103)	(20,386)
Purchase of software and other intangibles	(8,229)	(6,265)	(5,862)
Acquisition, net of cash acquired	—	—	(1,312,105)
Sale of assets	—	—	72,803
Net cash used in investing activities	(111,097)	(122,591)	(1,364,755)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	732,540	739,167	1,787,965
Repayments of debt	(828,747)	(938,006)	(485,133)
KFPC proceeds from debt	24,918	48,207	36,896
KFPC repayments of debt	(52,947)	(16,244)	—
Capital lease payments	(902)	(964)	(272)
Purchase of treasury stock	(6,189)	(2,298)	(975)
Proceeds from the exercise of stock options	3,133	10,952	4,456
Settlement of interest rate swap	2,584	(879)	(5,155)
Settlement of foreign currency hedges	—	(716)	—
Debt issuance costs	(11,113)	(14,330)	(57,646)
Net cash provided by (used in) financing activities	(136,723)	(175,111)	1,280,136
Effect of exchange rate differences on cash	(1,920)	9,565	(2,149)
Net increase (decrease) in cash and cash equivalents	(3,161)	(32,697)	51,700
Cash and cash equivalents, beginning of period	89,052	121,749	70,049
Cash and cash equivalents, end of period	$85,891	$89,052	$121,749
Supplemental disclosures:
Cash paid (received) during the period for income taxes, net of refunds received	$4,715	$(5,395)	$10,723
Cash paid during the period for interest, net of capitalized interest	$106,838	$103,995	$115,706
Capitalized interest	$3,882	$4,042	$5,825
Supplemental non-cash disclosures:
Property, plant, and equipment accruals	$17,829	$19,720	$31,677
Asset acquired through capital lease	$—	$—	$1,679

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
Receivables. Receivables are recorded at the invoiced amount once the performance obligation has been met and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience, and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have significant off-balance sheet credit exposure related to our customers.
Inventories of Products. Our inventory is principally comprised of finished goods inventory and raw materials. Inventory values include all costs directly associated with manufacturing products and are stated at the lower of cost or net realizable value, primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their net realizable value, provisions are made for the difference between the cost and the net realizable value.
Derivative Instruments and Hedging Activities. We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For all hedging relationships that qualify as derivatives under ASC 815, we formally document the hedging relationship and our risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness.
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
We designate net investment hedges as economic hedges of the certain net investment in foreign subsidiaries.  The gain or loss on such hedging derivative instruments (or the foreign currency transaction gain or loss on the nonderivative hedging instrument) that is designated as, and is effective as, an economic hedge of the net investment in a foreign subsidiary is reported in the same manner as a translation adjustment to the extent it is effective. Any hedge ineffectiveness is recognized in earnings during the period incurred.
We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective, the derivative expires or is sold, terminated, or exercised, or the hedge is de-designated. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income (loss) related to the hedging relationship.
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
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense.

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

Technology	15 years
Customer relationships	15 years
Tradenames/trademarks	15 years
Software	3 - 10 years
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
Investment in Unconsolidated Joint Venture. Our 50.0% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.
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
Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs is recorded in interest expense.
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
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when performance obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when control of the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are expensed in cost of goods sold once the performance obligation with the associated sale has been met. We do not expect to have significant changes in our estimates for variable considerations.
Research and Development Expenses. Research and development costs are expensed as incurred.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period.
We estimate the fair value of performance-based restricted share units using a combination of Monte Carlo simulations and internal metrics. The expected term represents the period of time that performance share units granted are expected to be outstanding. Our expected volatilities are based on historical volatilities for Kraton and the members of the peer group. The risk free interest rate for the periods within the contractual life of the performance-based restricted share units is equal to the yield, as of the valuation date, of the zero coupon U.S. Treasury STRIPS that have a remaining term equal to the length of the remaining performance period. The expected dividend yield is assumed to be zero, which is the equivalent of reinvesting dividends in the underlying company's stock. Forfeitures are recognized when they occur. See Note 6 Share-Based Compensation to the consolidated financial statements.
Leases. Our leases are classified as either operating or capital leases at the inception of the lease. A lease is deemed a capital lease when any one of the following conditions is met: (1) ownership of the asset is transferred to the lessee at the end of the lease term; (2) the lease contains a bargain purchase option; (3) the lease term is 75.0% or more of the asset’s useful life; or (4) the net present value of future minimum lease payments is equal to 90.0% or more of the asset’s fair market value. All other leases are classified as an operating lease. The capital lease obligation is classified as either a current liability or long term liability based on the lease payment schedule, and is offset by an asset purchased pursuant to the lease which is depreciated over the lesser of the lease term or the asset useful life, in accordance with our depreciation policy. For operating leases that contain escalating rent payment clauses, we use the straight-line method to record lease expense.
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
In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances. See Note 12 Income Taxes to the consolidated financial statements.

We provide liabilities for uncertain tax positions for federal, state, local, and international exposures, including interest and penalties, relating to periods subject to audit. The development of liabilities for uncertain tax positions for these exposures requires judgment about tax issues, potential outcomes, and timing. We assess tax positions and record tax benefits based upon management's evaluation of facts, circumstances, and information available at the respective reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon settlement with a tax authority. For those tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.
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
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, updated by ASU 2015-14, Deferral of the Effective Date, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In August 2015, the effective date for the standard was deferred by one year and this standard became effective for us beginning January 1, 2018. Our revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time, when control of the product transfers to the customer. These are largely un-impacted by the new standard. We completed our analysis during 2017 and there was no material change to our financial position, results of operations, and cash flows. We adopted ASU 2014-09 and its amendment on a modified retrospective effective January 1, 2018. Although there is no material impact, we have expanded disclosures in our notes to our consolidated financial statements related to revenue recognition in accordance with the new standard. We have implemented changes to our accounting policies and practices, business processes, systems, and controls to support the new revenue recognition and disclosure requirements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Our analysis of ASU 2016-15 was completed during 2017 and there was no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-15 effective January 1, 2018.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. Our service costs were $6.2 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively. We adopted ASU 2017-07 effective January 1, 2018 and net periodic benefit costs other than the service cost component have been included in Other expense on our Consolidated Statements of Operations for all subsequent reported periods.
New Accounting Standards to be Adopted in Future Periods
In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification

Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective on January 1, 2019, with early adoption permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the following practical expedients: (1) ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; (2) the short-term lease recognition exemption for all leases that qualify; and (3) the practical expedient to not separate lease and non-lease components for all of our leases. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements (the latter not being applicable to us).
This standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840 Leases; and (3) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.
On adoption, we recognized additional operating liabilities of approximately $60.0 million to $70.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2017-12 was completed during 2018 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2017-12 effective January 1, 2019.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2018-16 was completed during 2018 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-16 effective January 1, 2019.
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
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing and we expect to adopt ASU 2018-18 effective on January 1, 2020.

3. Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when control of the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are expensed in cost of goods sold once the performance obligation with the associated sale has been met. We do not have significant changes in our estimates for variable considerations.
We have deferred revenue of $13.9 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when control of the product transfers to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the the year ended December 31, 2018, we recognized $7.3 million of revenue related to these arrangements.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Years Ended December 31,
	2018	2017	2016
Revenue	($ In thousands)
Performance Products	$631,728	$640,313	$513,081
Specialty Polymers	408,628	389,873	340,330
Cariflex	180,814	168,267	170,983
Other	416	1,223	343
Polymer Product Line Revenue	$1,221,586	$1,199,676	$1,024,737
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the years ended December 31, 2017 and 2016 to conform to the respective 2018 presentations.

	Year Ended December 31, 2018	Year Ended December 31, 2017	For the period January 6, 2016 through December 31, 2016
Revenue	($ In thousands)
Adhesives	$280,867	$294,467	$288,009
Performance Chemicals	461,100	416,264	388,878
Tires	48,122	49,955	42,480
Chemical Product Line Revenue	$790,089	$760,686	$719,367

	December 31, 2018	December 31, 2017
	(In thousands)
Contract receivables(1)	$197,739	$196,951
Contract liabilities(2)	$13,906	$16,257
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Consolidated Balance Sheets.

(2)
Our contract liability decreased by $1.6 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.7 million due to the change in currency exchange rates.

4. Acquisition of Arizona Chemical
On January 6, 2016, we acquired all of the capital stock of Arizona Chemical for a purchase price of $1,361.9 million. In accordance with the sale and purchase agreement, we finalized the purchase price with the sellers and received an additional $5.1 million of cash during the year ended December 31, 2016.
We have accounted for the Arizona Chemical Acquisition using the purchase method of accounting for business combinations. Accordingly, the purchase price has been allocated to the underlying assets and liabilities in proportion to their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. Following the close of the Arizona Chemical Acquisition, the operating results of Arizona Chemical are reported as a separate operating segment, “Chemical segment.” See Note 15 Industry Segments and Foreign Operations for further information.
Goodwill has been calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. See Note 15 Industry Segments and Foreign Operations for further information regarding our reportable segments. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
5. Disposition and Exit of Business Activities
Exit of NEXARTM
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

6. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation, which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817), we now recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. Share-based compensation expense was approximately $8.1 million, $7.6 million, and $8.3 million, tax effected by $1.9 million, $2.7 million, and $3.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our unrecognized compensation expense related to our share-based awards was as follows as of December 31, 2018:

	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period
	(In thousands)
Restricted stock awards	$4,807	1.02
Restricted stock units	$1,487	1.11
Performance stock units	$4,944	0.94
2016 Equity and Cash Incentive Plan. On May 18, 2016, our stockholders approved the Kraton Corporation 2016 Equity and Cash Incentive Plan (the “2016 Plan”). The 2016 Plan replaced the Company's 2009 Equity Incentive Plan and shares forfeited in the 2009 Equity Incentive Plan will be added to the 2016 Plan until May 17, 2019. Under the 2016 Plan, there are a total of 4,571,356 shares of our common stock reserved for issuance. As of December 31, 2018 and 2017 there were 3,354,625 and 1,960,748 shares of our common stock available for issuance, respectively.
Non-qualified Stock Option Activity
Non-qualified option activities for the year ended December 31, 2018 are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Outstanding at December 31, 2017	676	$25.59
Granted	—	—
Exercised	(173)	18.20
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2018	503	$28.12	$454	2.70
Exercisable at December 31, 2018	503	$28.12	$454	2.70
________________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2018.
These options have a ten year term. During the year ended December 31, 2018, net proceeds of $3.1 million were received from the exercise of stock options.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Options exercised	$173	$469	$229
Total intrinsic value of options exercised	$1,050	$11,667	$2,080
Restricted Stock Awards and Restricted Stock Units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted stock units. Holders of restricted stock units do not have any beneficial ownership in the common stock underlying the restricted stock units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted stock units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death/disability of the participant. We awarded 108,076, 180,666, and 257,141 shares of restricted stock to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2018, 2017, and 2016, respectively. We issued 16,932, 25,975, and 39,504 shares of common stock to members of the board of directors during the years ended December 31, 2018, 2017, and 2016, respectively, which vested on the grant date. We granted 32,908, 40,189, and 77,757 restricted stock units to our employees during the years ended December 31, 2018, 2017, and 2016, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted stock units granted, vested, and forfeited during 2018.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2017	560	$21.70	127	$20.16
Granted	125	44.18	33	45.13
Vested	(238)	22.09	(46)	20.23
Forfeited	(66)	24.27	(8)	21.20
Non-vested shares at December 31, 2018	381	$28.39	106	$26.22
The aggregate intrinsic value was $2.9 million and the weighted average remaining contractual term was 1.11 for restricted stock units. The intrinsic value of a restricted share unit is the amount by which the market value of the underlying restricted stock unit exceeds the grant date value of the restricted share unit as of December 31, 2018.
The total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016 pursuant to restricted stock awards and restricted stock units was $12.4 million, $7.4 million, and $4.0 million, respectively.
Performance Share Units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria and time vesting established at grant. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our Compensation Committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock from 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 109,844, 163,846, and 287,819 performance share units to our employees during the years ended December 31, 2018, 2017, and 2016, respectively.
The following table represents the non-vested performance share units granted, vested, and forfeited during 2018.

	Shares(2)	Weighted- average Grant-date Fair Value	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2017	586	$22.72
Granted	110	53.20
Vested	(175)	22.67
Forfeited	(85)	26.41
Non-vested shares at December 31, 2018	436	$30.18	$9,519	0.94
________________________________________________

(1)
The intrinsic value of a performance share unit is the amount by which the market value of the underlying performance share unit exceeds the grant date value of the performance share unit as of December 31, 2018.

(2)	During the year ended December 31, 2018, the 2015 performance share unit awards vested with an incremental 47,006 shares awarded based on performance metrics attained.
The total fair value of shares vested during the years ended December 31, 2018 and 2017 pursuant to performance share units was $7.9 million and $0.8 million, respectively.

Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2018, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted were as follows:

	2018	2017	2016
Risk-free interest rate	2.36%	1.55%	0.83%
Expected dividend yield	—%	—%	—%
Expected volatility	36.6%	37.4%	33.0%
Fair value per performance share award	$61.30	$34.84	$19.24

7. Detail of Certain Balance Sheet Accounts

	December 31,
	2018	2017
	(In thousands)
Inventories of products:
Finished products	$315,361	$270,562
Work in progress	5,781	6,925
Raw materials	97,550	100,594
Inventories of products, gross	418,692	378,081
Inventory reserves	(8,052)	(10,285)
Inventories of products, net	$410,640	$367,796
Property, plant, and equipment:
Land	$37,799	$38,176
Buildings	178,245	171,506
Plant and equipment (1)	1,236,163	1,208,199
Construction in progress	87,054	67,601
Property, plant, and equipment	1,539,261	1,485,482
Less accumulated depreciation	597,785	526,759
Property, plant, and equipment, net of accumulated depreciation	$941,476	$958,723
Intangible assets:
Contractual agreements	$262,624	$264,581
Technology	145,698	146,449
Customer relationships	60,359	60,547
Tradenames/trademarks	80,557	80,138
Software	59,448	52,466
Intangible assets	608,686	604,181
Less accumulated amortization:
Contractual agreements	65,958	44,435
Technology	62,019	53,086
Customer relationships	37,409	33,871
Tradenames/trademarks	42,797	35,770
Software	38,465	30,156
Accumulated amortization	246,648	197,318
Intangible assets, net of accumulated amortization	$362,038	$406,863
________________________________________________

(1)	Plant and equipment, net of depreciation, includes $4.1 million and $5.6 million of assets related to capital leases as of December 31, 2018 and December 31, 2017, respectively.

	December 31,
	2018	2017
	(In thousands)
Other payables and accruals:
Employee related	$35,015	$41,250
Interest payable	2,201	23,615
Property, plant, and equipment accrual	10,982	10,404
Other	52,497	44,355
Total other payables and accruals	$100,695	$119,624
Other long-term liabilities:
Pension and other postretirement benefits	$122,194	$147,209
Other	60,699	45,058
Total other long-term liabilities	$182,893	$192,267

Depreciation expense for property, plant, and equipment was approximately $91.8 million, $84.5 million, and $80.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Amortization expense for intangible assets was approximately $49.3 million, $52.4 million, and $44.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(In thousands)
2019	$36,951
2020	$33,290
2021	$31,424
2022	$30,299
2023	$30,028
Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax		Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax		Total
	(In thousands)
Balance at December 31, 2016	$(72,731)	$515		$(1,926)	$(84,388)		$(158,530)
Other comprehensive income (loss) before reclassifications	63,077	3,283		—	(9,040)		57,320
Amounts reclassified to expense from accumulated other comprehensive loss	—	752	(2)	—	2,163	(1)	2,915
Net other comprehensive income (loss) for the year	63,077	4,035		—	(6,877)		60,235
Balance at December 31, 2017	(9,654)	4,550		(1,926)	(91,265)		(98,295)
Other comprehensive income (loss) before reclassifications	(14,439)	1,368		8,079	10,317		5,325
Amounts reclassified to (income) expense from accumulated other comprehensive income	—	(1,996)	(2)	—	3,267	(1)	1,271
Net other comprehensive income (loss) for the year	(14,439)	(628)		8,079	13,584		6,596
Balance at December 31, 2018	$(24,093)	$3,922		$6,153	$(77,681)		$(91,699)
________________________________________________

(1)
The reclassifications from accumulated other comprehensive income (loss) is for the change in benefit plans liability represents amortization of net actuarial losses and prior service costs. These costs are allocated between cost of goods sold, selling, general, and administrative and research and development expenses in the Consolidated Statement of Operations. See Note 14 Employee Benefits for further information related to net periodic benefit cost for pension and other post-retirement benefit plans.

(2)
The reclassifications from accumulated other comprehensive income (loss) is related to the exit of interest rate swaps related to prepayments under our USD Tranche. These costs are recorded in loss on extinguishment of debt in the Consolidated Statement of Operations.

8. Earnings per Share (“EPS”)
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
We withheld 140,064, 68,815, and 55,821 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2018, 2017, and 2016, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
The computation of diluted EPS excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 436,370, 585,838, and 436,143 units at December 31, 2018, 2017, and 2016, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 431,627 and 284,690 options for the years ended December 31, 2018 and 2016. We did not exclude any options for the year ended December 31, 2017.
The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$67,015	31,878
Amounts allocated to unvested restricted shares	(972)	(462)
Amounts available to common stockholders	66,043	31,416	$2.10
Diluted:
Amounts allocated to unvested restricted shares	972	462
Non participating share units		168
Stock options added under the treasury stock method		205
Amounts reallocated to unvested restricted shares	(961)	(462)
Amounts available to stockholders and assumed conversions	$66,054	31,789	$2.08

	Year Ended December 31, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$97,549	31,241
Amounts allocated to unvested restricted shares	(1,832)	(587)
Amounts available to common stockholders	95,717	30,654	$3.12
Diluted:
Amounts allocated to unvested restricted shares	1,832	587
Non participating share units		170
Stock options added under the treasury stock method		316
Amounts reallocated to unvested restricted shares	(1,804)	(587)
Amounts available to stockholders and assumed conversions	$95,745	31,140	$3.07

	Year Ended December 31, 2016
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$107,308	30,843
Amounts allocated to unvested restricted shares	(2,307)	(663)
Amounts available to common stockholders	105,001	30,180	$3.48
Diluted:
Amounts allocated to unvested restricted shares	2,307	663
Non participating share units		205
Stock options added under the treasury stock method		236
Amounts reallocated to unvested restricted shares	(2,274)	(663)
Amounts available to stockholders and assumed conversions	$105,034	30,621	$3.43

9. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2018				December 31, 2017
	Principal	Discount	Debt Issuance Cost	Total	Principal	Discount	Debt Issuance Cost	Total
	(In thousands)
USD Tranche	$362,000	$(7,395)	$(10,171)	$344,434	$485,000	$(13,373)	$(13,986)	$457,641
Euro Tranche	342,900	—	(4,711)	338,189	198,265	—	(3,517)	194,748
10.5% Senior Notes	—	—	—	—	440,000	(13,267)	(14,409)	412,324
7.0% Senior Notes	399,060	—	(6,622)	392,438	400,000	—	(7,424)	392,576
5.25% Senior Notes	331,470	—	(5,503)	325,967	—	—	—	—
ABL Facility	5,000	—	—	5,000	—	—	—	—
KFPC Loan Agreement	112,489	—	(94)	112,395	149,919	—	(196)	149,723
KFPC Revolving Credit Facilities	13,012	—	—	13,012	8,430	—	—	8,430
Capital lease obligation	1,184	—	—	1,184	2,086	—	—	2,086
Total debt	1,567,115	(7,395)	(27,101)	1,532,619	1,683,700	(26,640)	(39,532)	1,617,528
Less current portion of total debt	45,321	—	—	45,321	42,647	—	—	42,647
Long-term debt	$1,521,794	$(7,395)	$(27,101)	$1,487,298	$1,641,053	$(26,640)	$(39,532)	$1,574,881
Senior Secured Term Loan Facility. As of December 31, 2018, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $362.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €300.0 million, or approximately $342.9 million.
On March 8, 2018, we entered into a fifth amendment to the credit agreement governing the Term Loan Facility (the “Credit Agreement”) pursuant to which borrowings under the Euro Tranche were increased by €150.0 million, we reduced our USD Tranche interest rate applicable margin to 2.5% and alternative base rate applicable margin to 1.5%, we reduced our Euro Tranche interest rate applicable margin to 2.0%, and extended the maturity date of the Term Loan Facility by three years to March 8, 2025. The proceeds from the additional borrowings under the Euro Tranche were used, together with available cash, to pay down $185.0 million of the then outstanding borrowings under the USD Tranche. On May 24, 2018, we entered into a sixth and seventh amendment to the Credit Agreement. The seventh amendment increased borrowings under the USD Tranche by $90.0 million, with the proceeds of such additional borrowing being used to fund a portion of the refinancing of the 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”) discussed below. The sixth amendment provided for certain technical amendments to the Term Loan Facility to allow for greater flexibility in the repayment of unsecured indebtedness.
As of the date of this filing, the effective interest rate for the USD Tranche is 4.3% and the effective interest rate for the Euro Tranche is 2.8%. The Term Loan Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing.
10.5% Senior Notes due 2023. During the year ended December 31, 2018, approximately $157.6 million of the 10.5% Senior Notes were repurchased in a cash tender offer for any and all of the outstanding $440.0 million aggregate principal amount of 10.5% Senior Notes. The 10.5% Senior Notes that remained outstanding following the tender offer were redeemed on June 13, 2018. The consideration and redemption price plus, in each case, accrued and unpaid interest for the tender offer and redemption, respectively, and the fees and expenses of refinancing the 10.5% Senior Notes were paid with the net proceeds of the offering of the 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) and the additional $90.0 million borrowings under our USD Tranche, together with $60.0 million borrowings under our asset-based revolving credit facility (the “ABL Facility”), and cash on hand.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year. On December 6, 2018 we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. While the Company may terminate the repurchase program at any time, the repurchase program will end no later than March 4, 2019. During the year ended December 31, 2018, we repurchased $0.9 million of our 7.0% Senior Notes.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $331.5 million as of December 31, 2018, aggregate principal amount of 5.25% Senior Notes in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We will pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year. The net proceeds of the offering of the 5.25% Senior Notes were used to fund a portion of the refinancing of the 10.5% Senior Notes discussed above.
ABL Facility. Our ABL Facility provides financing of up to $250.0 million. The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. During the year ended December 31, 2018, we borrowed $60.0 million to fund a portion of the refinancing of the 10.5% Senior Notes discussed above. Our outstanding borrowings under the ABL Facility were $5.0 million as of December 31, 2018.
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
KFPC Loan Agreement. As of December 31, 2018, NTD 3.5 billion, or approximately $112.5 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the year ended December 31, 2018, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. Due to a waiver received from the majority of lenders, we are no longer subject to the 2018 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
KFPC Revolving Facilities. KFPC also has five revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $69.9 million. All of the KFPC Revolving Facilities are subject to variable interest rates. As of December 31, 2018, NTD 400.0 million, or approximately $13.0 million, was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We capitalize debt issuance costs related to issuing long-term debt and amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. Amortization is recorded as a component of interest expense and the accelerated write-off of debt issuance costs in connection with refinancing activities are recorded as a component of loss on extinguishment of debt.
We recorded a $79.9 million loss on extinguishment of debt during the year ended December 31, 2018, which includes a write off of $18.7 million related to previously capitalized deferred financing costs, a write off of $17.4 million related to original issue discount on our Term Loan Facility, and a $46.4 million related to the cash tender offer and subsequent redemption of the outstanding 10.5% Senior Notes, all of which was partially offset by a $2.6 million gain on the settlement of the ineffective portion of interest rate swaps.
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
In conjunction with the closing of the Arizona Chemical Acquisition on January 6, 2016, we amended and restated our ABL Facility and the debt issuance costs associated with these efforts were recorded within other current assets and debt issuance costs in the accompanying Consolidated Balance Sheets. We deferred $61.3 million of debt issuance costs related to the debt financing in conjunction with the Arizona Chemical Acquisition, of which $8.8 million was deferred in the fourth quarter of 2015, $1.7 million was carried over from our previous debt issuance costs and $50.8 million was deferred during the year ended December 31, 2016. In connection with our January 2016 refinancing, we charged to interest expense $5.0 million of unamortized debt issuance costs related to our previously existing indebtedness.
We had net debt issuance cost of $29.4 million as of December 31, 2018, of which $2.3 million related to our ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $27.1 million is recorded as a reduction to long-term debt. We had net debt issuance cost of $43.0 million as of December 31, 2017, of which $3.5 million related to our ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $39.5 million is recorded as a reduction to long-term debt. We amortized $5.8 million, $8.4 million, and $8.7 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2018, are as follows:

December 31:	Principal Payments
(In thousands)
2019	$45,321
2020	80,528
2021	5,190
2022	202
2023	215
Thereafter	1,435,659
Total debt	$1,567,115
See Note 10 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements for fair value information related to our long-term debt.
10. Fair Value Measurements, Financial Instruments, and Credit Risk
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,558	$—	$1,558	$—
Derivative asset – noncurrent	Other long-term assets	3,635	—	3,635	—
Retirement plan asset—noncurrent	Other long-term assets	2,485	2,485	—	—
Derivative liability – current	Other payables and accruals	13	—	13	—
Total		$7,691	$2,485	$5,206	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,629	$—	$1,629	$—
Derivative asset – noncurrent	Other long-term assets	3,801	—	3,801	—
Retirement plan asset—noncurrent	Other long-term assets	2,435	2,435	—	—
Derivative liability – current	Other payables and accruals	399	—	399	—
Total		$8,264	$2,435	$5,829	$—
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
For the years ended December 31, 2018, 2017, and 2016, respectively, we determined that there was no impairment related to our long-lived assets.

The following table presents the carrying values and approximate fair values of our debt.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$362,000	$352,498	$485,000	$490,762
Euro Tranche (significant other observable inputs – level 2)	$342,900	$338,830	$198,265	$200,495
10.5% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$440,000	$499,171
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$399,060	$369,561	$400,000	$432,028
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$331,470	$299,125	$—	$—
ABL Facility (significant other observable inputs – level 2)	$5,000	$5,000	$—	$—
Capital lease obligation (significant other observable inputs – level 2)	$1,184	$1,184	$2,086	$2,086
KFPC Loan Agreement (significant unobservable inputs – level 3)	$112,489	$112,489	$149,919	$149,919
KFPC Revolving Credit Facilities (significant unobservable inputs – level 3)	$13,012	$13,012	$8,430	$8,430
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $715.4 million of our interest rate swaps as of December 31, 2018. As a result, at December 31, 2018 the total notional value of our interest rate swaps was $300.0 million, fixing LIBOR at 1.608%. We recorded an unrealized gain of $2.3 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively, in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income the settlement of a portion of our interest rate swap that amounted to a $2.6 million gain and a $0.9 million loss for the years ended December 31, 2018 and 2017, respectively.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $1.1 million, $0.9 million, and $3.0 million for the years ended December 31, 2018, 2017, and 2016, respectively, which are recorded in cost of goods sold in the Consolidated Statement of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $10.5 million for the year ended December 31, 2018, which is recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
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
11. Restructuring Charges
During the three months ended March 31, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We recorded $1.7 million and $1.0 million of severance and third party costs during the years ended December 31, 2018 and 2017, respectively, and which was primarily recorded in cost of goods sold.
For the years ended December 31, 2018, 2017, and 2016, restructuring and restructuring-related expenses amounted to $3.0 million, $7.5 million, and $2.4 million, respectively. Restructuring expenses in 2016 were primarily comprised of professional services and advisory costs related to our cost reset initiative.

12. Income Taxes
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.
Our income tax provision was a $3.6 million expense, a $57.9 million benefit, and a $92.0 million benefit for the years ended December 31, 2018, 2017, and 2016, respectively. Our effective tax rates for the years ended December 31, 2018, 2017, and 2016 were a 4.8% expense, a 166.5% benefit, and a 724.8% benefit, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rate of 21.0%, primarily due to the mix of pre-tax income or loss earned in certain jurisdictions, the tax impact of certain permanent items, and the impact of U.S. tax reform.
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current tax expense:
U.S.	$(22,158)	$(522)	$(4,460)
Foreign	(7,903)	(7,598)	(2,469)
Current tax expense	(30,061)	(8,120)	(6,929)
Deferred tax benefit:
U.S.	18,868	57,248	91,626
Foreign	7,619	8,756	7,257
Deferred tax benefit	26,487	66,004	98,883
Income tax benefit (expense)	$(3,574)	$57,884	$91,954
Income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) before income taxes:
U.S.	$10,605	$(17,177)	$(4,556)
Foreign	63,490	51,939	17,242
Income (loss) before income taxes	$74,095	$34,762	$12,686

The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income taxes at the statutory rate	$(15,560)	$(12,167)	$(4,440)
Foreign tax rate differential	11,307	15,920	4,779
State taxes, net of federal benefit	(387)	373	(597)
Permanent differences	8,050	9,288	889
Tax credits	(91)	2,647	4,924
Alternative minimum tax	—	(2,647)	(593)
Transaction costs	—	—	(753)
Uncertain tax positions	(6,132)	627	1,809
Valuation allowance	6,536	(1,703)	87,020
Impact of the Tax Cuts and Jobs Act of 2017:
Deferred tax effects and transition tax	10,697	—	—
U.S. minimum tax on foreign entities	(12,056)	48,717	—
Other	(5,938)	(3,171)	(1,084)
Income tax benefit (expense)	$(3,574)	$57,884	$91,954

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$60,718	$73,712
Interest carryforwards	26,615	—
Tax credit carryforwards	8,261	9,643
Inventory	6,760	5,339
Benefit plans accrual	26,027	29,561
Other accruals and reserves	4,739	10,295
Valuation allowance for deferred tax assets	(42,489)	(51,278)
Deferred tax assets	90,631	77,272
Deferred tax liabilities:
Property, plant, and equipment	105,097	106,407
Intangible assets	84,571	92,195
Investment in subsidiaries	18,356	18,356
Deferred tax liabilities	208,024	216,958
Net deferred tax liabilities	$117,393	$139,686

	December 31,
	2018	2017
	(In thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	$10,434	$8,462
Non-current deferred tax liabilities	127,827	148,148
Net deferred tax liabilities	$117,393	$139,686
The Tax Act enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% and created new taxes on certain foreign-sourced earnings and certain related-party payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our consolidated financial statements as of December 31, 2017. As we collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we made adjustments, over the course of the year, to the provisional amounts including refinements to the transition tax and deferred taxes. The accounting for the tax effects of the Tax Act has been completed as of December 31, 2018.
One-time transition tax
The Tax Act required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $46.3 million as of December 31, 2017. We have completed our analysis based on legislative updates relating to the Tax Act, including an assessment of our foreign tax credits, which resulted in an incremental tax benefit of $10.7 million for the year ended December 31, 2018. Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, whose impact is currently being assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued, may result in additional income tax impacts which could be material in the period any such changes are enacted.
Deferred tax effects
Due to the change in the statutory tax rate from the Tax Act, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. For the period ending December 31, 2018, we have completed our analysis based on legislative updates relating to the Tax Act currently available and made no adjustments to the provisional amounts previously recorded.
For the period ending December 31, 2018, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
As of December 31, 2018, we had $239.1 million of net operating loss carryforwards, of which $154.2 million relates to foreign jurisdictions and $84.9 million relates to the U.S., which will expire beginning in 2024 through 2037, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.
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
As of December 31, 2018 and December 31, 2017, a valuation allowance of $42.5 million and $51.3 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $8.8 million during the year ended December 31, 2018, which includes a $4.3 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $2.2 million decrease related to utilization of foreign tax credits and net operating loss carryforwards in the U.S., and a $2.3 million decrease related to changes in other comprehensive income (loss). Of the $42.5 million valuation allowance at December 31, 2018, $31.5 million, $7.0 million, and $4.0 million relate to net deferred tax assets in France, United Kingdom, and the U.S., respectively. We increased our valuation allowance by $6.6 million during the year ended December 31, 2017, which includes a $4.9 million increase related to changes in other comprehensive income (loss) and $1.7 million primarily related to current period net operating losses in the U.S. As of December 31, 2017, $35.9 million and $8.8 million of the $51.3 million valuation allowance relates to net deferred tax assets in France and United Kingdom, respectively. We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.
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
As of December 31, 2018 and December 31, 2017, we had $29.6 million and $24.4 million, respectively, of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. For the years ending December 31, 2018, 2017, and 2016, we recorded $1.5 million, $1.2 million, and $1.2 million in penalties and interest related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2018 and December 31, 2017, we had $6.3 million and $4.9 million of penalties and interest included in the total unrecognized tax benefits. As a result of the expiration of statute of limitations in various jurisdictions, and the expected resolution of certain tax audits, we expect to release a $22.4 million reserve within one year.
The following presents a roll forward of our unrecognized tax benefits including associated interest and penalties.

	December 31,
	2018	2017
	(In thousands)
Balance at January 1	$24,421	$24,527
Increase in current year tax positions	5,332	323
Increase in prior year tax positions	1,442	2,140
Decrease in prior year tax positions	(5)	(312)
Lapse of statute of limitations	(1,587)	(2,257)
Balance at December 31	$29,603	$24,421
13. Commitments and Contingencies
(a) Lease Commitments
We have entered into various long-term non-cancelable operating leases. Future minimum lease commitments at December 31, 2018 are as follows: 2019—$19.1 million; 2020—$16.9 million; 2021—$12.4 million; 2022—$8.3 million; 2023—$5.1 million; and 2024 and thereafter—$8.5 million. For the years ended December 31, 2018, 2017, and 2016, we recorded $25.2 million, $29.0 million and $30.5 million in rent expense, respectively.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions in each of the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018 and 2017, we have recorded an environment obligation and corresponding receivable of $2.9 million and $2.9 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
(c) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. We received an additional tax assessment of R$2.0 million, or approximately $0.5 million, during the year ended December 31, 2018. The tax authorities are currently assessing R$9.6 million, or approximately $2.5 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations, or cash flows.
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
(d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	December 31,
	2018	2017
	(In thousands)
Beginning balance	$5,712	$8,863
Additional accruals	—	439
Revision in estimated cash flows	—	(387)
Accretion expense	330	323
Obligations settled	(91)	(4,096)
Foreign currency translation	(248)	570
Ending balance	$5,703	$5,712
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million and $0.2 million as of December 31, 2018 and 2017, respectively.

14. Employee Benefits
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
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive income (loss) of approximately $1.6 million and $3.4 million as of December 31, 2018 and 2017, respectively.
Non-U.S. Retirement Benefit Plans. The Company sponsors defined benefit pension and retirement plans in certain foreign subsidiaries. Generally, the Company’s non-U.S. defined benefit pension plans are funded using the projected benefit as a target in countries where funding of benefit plans is required.
Based on the funded status and a related change in accrued pension obligations we reported a decrease in our accumulated other comprehensive income (loss) of approximately $5.6 million and an increase of $4.2 million as of December 31, 2018 and 2017, respectively.

The 2018 measurement date of the Pension Plan’s assets and obligations was December 31, 2018. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial and other assumptions are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2018	2017	2018	2017
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$189,151	$171,943	$94,205	$84,252
Service cost	3,221	3,191	2,504	2,749
Interest cost	7,200	7,330	2,073	2,195
Participant contributions	—	—	180	30
Benefits paid	(6,588)	(5,812)	(4,248)	(5,430)
Expenses and taxes	—	—	—	(92)
Plan amendments	—	—	625	9
Settlements	—	—	—	(370)
Actuarial (gain) loss	(15,395)	12,499	(9,641)	1,997
Exchange rate (gain) loss	—	—	(4,590)	8,865
Benefit obligation at end of period	177,589	189,151	81,108	94,205
Change in plan assets:
Fair value at beginning of period	121,831	105,107	48,401	43,594
Return on plan assets	(11,801)	14,881	(2,150)	1,500
Employer contributions	7,457	7,655	5,385	4,832
Participant contributions	—	—	180	30
Benefits paid	(6,588)	(5,812)	(4,248)	(5,430)
Expenses and taxes	—	—	—	(92)
Settlements	—	—	—	(370)
Exchange rate (gain) loss	—	—	(2,544)	4,337
Fair value at end of period	110,899	121,831	45,024	48,401
Funded status at end of period	$(66,690)	$(67,320)	$(36,084)	$(45,804)
Amounts recognized on balance sheet:
Current liabilities	$—	$—	$(2,123)	$(2,637)
Noncurrent liabilities	(66,690)	(67,320)	(33,961)	(43,167)
	$(66,690)	$(67,320)	$(36,084)	$(45,804)
Amounts recognized in accumulated other comprehensive loss:
Prior service costs	$—	$—	$919	$348
Net actuarial loss	58,567	57,000	11,014	17,168
Amounts recognized in accumulated other comprehensive loss	$58,567	$57,000	$11,933	$17,516

Accumulated benefit obligations	$167,678	$177,154	$77,638	$89,755

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Employer Contributions
2019 Employer contribution	$7,580	$3,598
Benefit Payments
2019	$6,892	$4,075
2020	7,184	4,398
2021	7,673	4,220
2022	8,118	4,338
2023	8,644	4,661
Years 2024-2028	51,167	25,609
	$89,678	$47,301
Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	U.S. Plans			Non-U.S. Plans
	Years Ended December 31,			Years Ended December 31,
	2018	2017	2016	2018	2017	2016
	(In thousands)
Service cost benefits earned during the period	$3,221	$3,191	$3,288	$2,504	$2,749	$2,239
Interest on prior year’s projected benefit obligation	7,200	7,330	7,416	2,073	2,195	3,121
Expected return on plan assets	(9,808)	(9,401)	(9,355)	(2,685)	(2,575)	(3,583)
One-time settlement costs	—	—	—	—	45	—
Amortization of prior service costs	—	—	—	13	11	9
Amortization of net actuarial loss	4,650	3,622	2,868	645	165	21
Net periodic pension costs	$5,263	$4,742	$4,217	$2,550	$2,590	$1,807
The estimated losses that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2019 are as follows:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Amortization of prior service costs	$—	$34
Amortization of net actuarial loss	3,400	424
	$3,400	$458

Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2018	2017	2018	2017
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.45%	3.86%	2.63%	2.29%
Rates of increase in salary compensation level	3.00%	3.00%	2.98%	3.15%
Expected long-term rate of return on plan assets	8.00%	8.00%	5.49%	5.49%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.86%	4.29%	2.29%	2.54%
Rates of increase in salary compensation level	3.00%	3.00%	3.15%	3.21%
Expected long-term rate of return on plan assets	8.00%	8.36%	5.49%	5.49%
Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plans to determine the average rate of earnings expected on the funds invested to provide for the Pension Plan benefits. While the studies give appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. Pension Plans effective for 2018 will be 8.0% and 5.5% for our non-U.S. Pension Plans.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plans. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective. Our Pension Plan asset allocations at December 31, 2018 and 2017 by asset category are as follows:

	U.S. Plans			Non-U.S. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
	2018	2018	2017	2018	2018	2017
Equity	50.0%	59.5%	59.9%	50.0%	46.9%	49.4%
Debt	30.0	40.0	40.0	50.0	48.4	49.4
Other	20.0	0.5	0.1	—	4.7	1.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2018 or 2017.
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

A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 10 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2, and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2018
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$87,159	$43,867	$43,292	$—
Debt	66,098	19,344	46,754	—
Other	2,666	2,412	—	254
Total	$155,923	$65,623	$90,046	$254

	Pension Plan Assets Fair Value Measurements at December 31, 2017
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$96,833	$48,537	$48,296	$—
Debt	72,694	21,437	51,257	—
Other	705	427	—	278
Total	$170,232	$70,401	$99,553	$278
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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year. The 2018 measurement date of the plans’ assets and obligations was December 31, 2018. We are also required to recognize as a component of accumulated other comprehensive income (loss) the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2018 and 2017, we reported a decrease in our accumulated other comprehensive income (loss) of approximately $12.8 million and an increase of $1.2 million, respectively, and a related change in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2018	2017
	(In thousands)
Change in benefit obligation(1):
Benefit obligation at beginning of period	$35,851	$33,247
Service cost	490	557
Interest cost	1,224	1,370
Benefits and expenses paid (premiums)	(2,081)	(1,148)
Actuarial (gain) loss	(1,076)	1,825
Plan amendments	(11,584)	—
Benefit obligation at end of period	22,824	35,851
Change in plan assets(2):
Fair value at beginning of period	—	—
Employer contributions	2,081	1,148
Benefits paid	(2,081)	(1,148)
Fair value at end of period	—	—
Funded status at end of year	$22,824	$35,851
___________________________________________

(1)
During the year ended December 31, 2018, we amended the post-retirement benefits plan for post-65 retirees to provide an annual subsidy based on years of service. The annual subsidy replaces a company-sponsored medical plan. This plan modification resulted in a $13.1 million reduction in pension and other post-retirement liabilities during the year ended December 31, 2018.

(2)
Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $6.8 million and $8.1 million as our estimate of the present value of this commitment as of December 31, 2018 and 2017, respectively.

	December 31,
	2018	2017
	(In thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,478)	$(1,492)
Noncurrent liabilities	(21,346)	(34,359)
	$(22,824)	$(35,851)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$(11,002)	$—
Net actuarial loss	$8,476	$10,294
	$(2,526)	$10,294
Net periodic benefit costs consist of the following components:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Service cost	$490	$557	$543
Interest cost	1,224	1,370	1,398
Amortization of prior service cost	(582)	—	—
Amortization of net actuarial loss	742	598	608
Net periodic benefit costs	$1,874	$2,525	$2,549

	December 31,
	2018	2017
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2018	12/31/2017
Discount rate	4.36%	3.81%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.94%	4.18%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2018	2017
Assumed Pre-65 health care cost trend rates:
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026

	December 31,
	2018	2017
Assumed Post-65 health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	4.50%
Year that the rate reaches the ultimate trend rate	N/A	2024
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
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$14	$(17)
Effect on postretirement benefit obligation	$35	$(43)
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
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2018, 2017, and 2016, were $9.2 million, $8.5 million, and $7.5 million, respectively.

15. Industry Segment and Foreign Operations
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
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment's operating results in order to allocate resources and in assessing the company's performance. In accordance with ASC 280, Segment Reporting, we have presented operating income (loss) for each segment. We currently do not have sales between segments.
Operating Results by Segment

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,221,586	$790,089	$2,011,675	$1,199,676	$760,686	$1,960,362
Cost of goods sold	872,506	558,563	1,431,069	887,096	528,563	1,415,659
Gross profit	349,080	231,526	580,606	312,580	232,123	544,703
Operating expenses:
Research and development	28,957	12,339	41,296	28,387	11,896	40,283
Selling, general, and administrative	89,753	64,144	153,897	94,592	66,668	161,260
Depreciation and amortization	71,006	70,404	141,410	67,998	69,164	137,162
Gain on insurance proceeds	—	(8,900)	(8,900)	—	—	—
Loss on disposal of fixed assets	202	1,967	2,169	514	—	514
Operating income	$159,162	$91,572	250,734	$121,089	$84,395	205,484
Other expense			(3,472)			(3,360)
Loss on extinguishment of debt			(79,866)			(35,389)
Earnings of unconsolidated joint venture			471			486
Interest expense, net			(93,772)			(132,459)
Income before income taxes			$74,095			$34,762

	Year Ended December 31, 2016
	Polymer	Chemical (1)	Total
	(In thousands)
Revenue	$1,024,737	$719,367	$1,744,104
Cost of goods sold	747,575	514,967	1,262,542
Gross profit	277,162	204,400	481,562
Operating expenses:
Research and development	27,960	11,169	39,129
Selling, general, and administrative	107,697	69,659	177,356
Depreciation and amortization	59,930	65,728	125,658
Operating income	$80,910	$57,844	138,754
Other expense			(2,503)
Disposition and exit of business activities			28,416
Loss on extinguishment of debt			(13,423)
Earnings of unconsolidated joint venture			394
Interest expense, net			(138,952)
Income before income taxes			$12,686
________________________________________________

(1)
Our Chemical segment operating results were impacted by $24.7 million of amortization of step-up to fair market value of their inventories and $41.2 million of higher depreciation and amortization as a result of purchase accounting adjustments for property, plant, and equipment and intangibles.

Long-Lived Assets Including Goodwill and Total Assets

	December 31, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$543,086	$398,390	$941,476	$561,109	$397,614	$958,723
Investment in unconsolidated joint venture	$12,070	$—	$12,070	$12,380	$—	$12,380
Goodwill(1)	$—	$772,886	$772,886	$—	$774,319	$774,319
Total assets	$1,160,029	$1,734,675	$2,894,704	$1,125,626	$1,806,901	$2,932,527
________________________________________________

(1)	Changes in goodwill is due to the change in currency exchange rates.
During the years ended December 31, 2018, 2017, and 2016, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Revenue by Geographic Region

	December 31, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$412,308	$325,193	$737,501	$373,103	$317,144	$690,247
Germany	141,451	53,908	195,359	139,256	59,820	199,076
All other countries	667,827	410,988	1,078,815	687,317	383,722	1,071,039
	$1,221,586	$790,089	$2,011,675	$1,199,676	$760,686	$1,960,362

	December 31, 2016
	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$338,020	$318,213	$656,233
Germany	113,463	57,794	171,257
All other countries	573,254	343,360	916,614
	$1,024,737	$719,367	$1,744,104
Long-Lived Assets by Geographic Region

	December 31, 2018			December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Long-lived assets, at cost:
United States	$541,017	$357,126	$898,143	$517,194	$334,260	$851,454
Taiwan	178,363	—	178,363	182,644	—	182,644
France	138,659	11,751	150,410	128,225	10,545	138,770
Brazil	76,454	—	76,454	82,508	—	82,508
Germany	68,231	4,911	73,142	67,238	4,862	72,100
All other countries	45,671	117,078	162,749	46,640	111,366	158,006
	$1,048,395	$490,866	$1,539,261	$1,024,449	$461,033	$1,485,482
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $51.8 million and $50.1 million during the year ended December 31, 2018 and 2017, respectively, and capital expenditures for our Chemical segment were $48.4 million and $49.1 million during the year ended December 31, 2018 and 2017, respectively.
Impact of Hurricane Michael
In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. In November 2018, restoration of operations for the crude tall oil refinery were complete. The Company's Crude Sulfate Turpentine (CST) refinery was restored to approximately 65.0% of capacity in December 2018, and as of the filing date, we have restored full operational capacity. We are actively working to minimize the impact on our customers, through inventories on hand, and where possible, production from our other plant sites.
During the three months ended December 31, 2018, we incurred $12.3 million of direct costs, which are included in our costs of good sold, and that had not been reimbursed from our insurance carrier. With respect to lost sales, we estimate the associated margin to be $8.9 million. During the fourth quarter we recognized $8.9 million of cash proceeds as reimbursement under our business interruption policy, which is included in operating income. During the fourth quarter, we impaired damaged equipment with a net book value of $1.3 million, which as of December 31, 2018, had not been reimbursed under our property and casualty insurance policy.
The Company will continue to work with our insurance carrier through 2019 to resolve the property and business interruptions claims.
16. Related Party Transactions
We own a 50.0% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $20.1 million and $17.7 million as of December 31, 2018 and 2017, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from the joint venture were $35.4 million, $39.6 million, and $30.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.8 million and $1.5 million as of December 31, 2018 and 2017, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from this joint venture were $47.2 million and $14.4 million for the year ended December 31, 2018 and 2017, respectively. Charges from and amounts due to FPCC are immaterial for the year ended December 31, 2016. See Note 17 Variable Interest Entity, for further discussion related to the KFPC joint venture.

17. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, the agreement requires us to purchase a minimum of 80% of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest that provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity, and therefore, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% percent ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2018 and 2017 for KFPC before intercompany eliminations. See Note 9 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$6,640	$13,848
Other current assets	18,363	21,399
Property, plant, and equipment	159,893	173,363
Intangible assets	8,590	9,585
Other long-term assets	11,838	13,972
Total assets	$205,324	$232,167

Current portion of long-term debt	$45,152	$41,745
Current liabilities	14,996	13,938
Long-term debt	80,255	116,408
Total liabilities	$140,403	$172,091

18. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2018 and December 31, 2017:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(In thousands, except per share data)
2018
Revenue	$502,392	$538,395	$523,105	$447,783	$2,011,675
Gross profit	$147,078	$170,709	$154,261	$108,558	$580,606
Operating income	$62,155	$82,787	$72,394	$33,398	$250,734
Net income (loss) attributable to Kraton	$22,072	$(14,930)	$42,349	$17,524	$67,015
Earnings (loss) per common share
Basic	$0.69	$(0.47)	$1.33	$0.55	$2.10
Diluted	$0.68	$(0.47)	$1.31	$0.55	$2.08
Weighted average common shares outstanding
Basic	31,241	31,441	31,459	31,520	31,416
Diluted	31,851	31,441	31,834	31,714	31,789
2017
Revenue	$458,125	$525,320	$510,947	$465,970	$1,960,362
Gross profit	$143,896	$147,853	$129,368	$123,586	$544,703
Operating income (loss)	$60,131	$62,468	$42,354	$40,531	$205,484
Net income (loss) attributable to Kraton	$6,413	$25,561	$(4,033)	$69,608	$97,549
Earnings (loss) per common share
Basic	$0.21	$0.82	$(0.13)	$2.21	$3.12
Diluted	$0.20	$0.81	$(0.13)	$2.17	$3.07
Weighted average common shares outstanding
Basic	30,430	30,585	30,625	30,944	30,654
Diluted	30,851	31,066	30,625	31,454	31,140
_______________________________________

(1)
The first quarter of 2018 was negatively impacted by a $7.6 million loss on extinguishment of debt. The first quarter of 2017 was negatively impacted by a $19.7 million loss on extinguishment of debt and $4.9 million of acquisition related transactions, severance expenses, and other restructuring related charges.

(2)
The second quarter of 2018 was negatively impacted by a $72.3 million loss on extinguishment of debt. The second quarter of 2017 was negatively impacted by $4.4 million of KFPC startup costs and $3.8 million of acquisition related transactions, severance expenses, and other restructuring related charges.

(3)	The third quarter of 2017 was negatively impacted by a $15.6 million loss on extinguishment of debt.

(4)
The fourth quarter of 2018 was negatively impacted by a loss on disposal of fixed assets and hurricane related costs totaling $13.7 million, partially offset by a gain on insurance proceeds of $8.9 million related to Hurricane Michael. The fourth quarter of 2017 was negatively impacted by $4.0 million of KFPC startup costs and $3.4 million of hurricane related costs.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.
19. Subsequent Events
In January 2019, we repurchased $4.3 million of our 7.0% Senior Notes pursuant to our repurchase program.
In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price.
In February 2019, the Company's board of directors initiated a process to review strategic alternatives for our Cariflex business, which may result in a sale of that business. There can be no assurance that the strategic review of Cariflex will result in the completion of a transaction. The Company's board of directors has not set a timetable for the completion of the strategic review.
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions, other than described above, that require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2018.

KRATON CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2018, 2017, and 2016
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2018	$824	$(40)	$—	$784
Year Ended December 31, 2017	$814	$590	$(580)	$824
Year Ended December 31, 2016	$244	$590	$(20)	$814

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year Ended December 31, 2018	$11,452	$(2,274)	$(227)	$8,951
Year Ended December 31, 2017	$13,580	$(2,410)	$282	$11,452
Year Ended December 31, 2016	$11,228	$2,569	$(217)	$13,580