Form 10-Q
period 2019-03-31
Kraton Corp
filed 2019-04-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of April 23, 2019: 32,015,635.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; nonrealization of expected benefits from our acquisitions or business dispositions and our ability to timely execute and close such acquisitions and dispositions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of natural disasters; estimated impacts of changing tariff rates; the estimates and matters described in our latest Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis—Recent Developments and Known Trends;” and projections regarding environmental costs and capital expenditures and related operational savings.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Houston, Texas
April 25, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,161	$85,891
Receivables, net of allowances of $873 and $784	258,211	198,046
Inventories of products, net	413,700	410,640
Inventories of materials and supplies, net	31,002	30,843
Prepaid expenses	11,124	10,156
Other current assets	27,691	29,980
Total current assets	778,889	765,556
Property, plant, and equipment, less accumulated depreciation of $614,451 and $597,785	937,301	941,476
Goodwill	772,462	772,886
Intangible assets, less accumulated amortization of $257,331 and $246,648	353,749	362,038
Investment in unconsolidated joint venture	11,500	12,070
Debt issuance costs	878	1,170
Deferred income taxes	9,906	10,434
Long-term operating lease assets, net	64,309	—
Other long-term assets	27,944	29,074
Total assets	$2,956,938	$2,894,704
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$120,255	$45,321
Accounts payable-trade	180,374	182,153
Other payables and accruals	108,489	100,695
Due to related party	17,238	20,918
Total current liabilities	426,356	349,087
Long-term debt, net of current portion	1,411,252	1,487,298
Deferred income taxes	126,851	127,827
Long-term operating lease liabilities	49,907	—
Other long-term liabilities	180,518	182,893
Total liabilities	2,194,884	2,147,105
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,019 shares issued and outstanding at March 31, 2019; 31,917 shares issued and outstanding at December 31, 2018	320	319
Additional paid in capital	389,500	385,921
Retained earnings	431,855	420,597
Accumulated other comprehensive loss	(92,917)	(91,699)
Total Kraton stockholders' equity	728,758	715,138
Noncontrolling interest	33,296	32,461
Total equity	762,054	747,599
Total liabilities and equity	$2,956,938	$2,894,704

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$456,411	$502,392
Cost of goods sold	349,409	355,314
Gross profit	107,002	147,078
Operating expenses:
Research and development	10,551	10,797
Selling, general, and administrative	40,894	38,723
Depreciation and amortization	31,522	35,376
Gain on insurance proceeds	(11,100)	—
Loss on disposal of fixed assets	—	27
Operating income	35,135	62,155
Other expense	(259)	(1,113)
Gain (loss) on extinguishment of debt	210	(7,591)
Earnings of unconsolidated joint venture	121	137
Interest expense, net	(18,941)	(29,276)
Income before income taxes	16,266	24,312
Income tax expense	(2,654)	(2,251)
Consolidated net income	13,612	22,061
Net (income) loss attributable to noncontrolling interest	(944)	11
Net income attributable to Kraton	$12,668	$22,072
Earnings per common share:
Basic	$0.40	$0.69
Diluted	$0.39	$0.68
Weighted average common shares outstanding:
Basic	31,633	31,241
Diluted	31,901	31,851

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income attributable to Kraton	$12,668	$22,072
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(4,496)	3,619
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $387 and expense of $867, respectively	(1,316)	2,893
Reclassification of gain on cash flow hedge, net of tax expense of $588	—	(1,999)
Unrealized gain on net investment hedge, net of tax expense of $1,352	4,594	—
Other comprehensive income (loss), net of tax	(1,218)	4,513
Comprehensive income attributable to Kraton	11,450	26,585
Comprehensive income attributable to noncontrolling interest	835	522
Consolidated comprehensive income	$12,285	$27,107

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Consolidated net income (loss)	—	—	22,072	—	22,072	(11)	22,061
Other comprehensive income	—	—	—	4,513	4,513	533	5,046
Retired treasury stock from employee tax withholdings	(1)	(3,020)	(2,727)	—	(5,748)	—	(5,748)
Exercise of stock options	1	1,367	—	—	1,368	—	1,368
Non-cash compensation related to equity awards	3	2,899	—	—	2,902	—	2,902
Balance at March 31, 2018	$319	$379,203	$375,848	$(93,782)	$661,588	$30,560	$692,148

Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive loss	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$13,612	$22,061
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	31,522	35,376
Lease amortization	4,767	—
Amortization of debt original issue discount	267	1,090
Amortization of debt issuance costs	1,110	1,945
Loss on disposal of property, plant, and equipment	—	27
(Gain) loss on extinguishment of debt	(210)	7,591
Earnings from unconsolidated joint venture, net of dividends received	410	408
Deferred income tax provision (benefit)	(595)	(91)
Share-based compensation	3,309	2,902
Decrease (increase) in:
Accounts receivable	(63,164)	(43,428)
Inventories of products, materials, and supplies	(5,877)	1,932
Other assets	861	10,813
Increase (decrease) in:
Accounts payable-trade	(1,134)	(1,684)
Other payables and accruals	(9,397)	(19,235)
Other long-term liabilities	(2,177)	(1,958)
Due to related party	(3,508)	2,403
Net cash provided by (used in) operating activities	(30,204)	20,152
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(22,327)	(23,373)
KFPC purchase of property, plant, and equipment	(783)	(201)
Purchase of software and other intangibles	(3,287)	(437)
Net cash used in investing activities	(26,397)	(24,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	19,500	211,614
Repayments of debt	(4,310)	(212,000)
KFPC proceeds from debt	14,600	10,197
KFPC repayments of debt	(19,594)	(25,337)
Capital lease payments	(41)	(258)
Purchase of treasury stock	(2,684)	(5,748)
Proceeds from the exercise of stock options	1,545	1,368
Settlement of interest rate swap	—	2,587
Debt issuance costs	—	(3,110)
Net cash provided by (used in) financing activities	9,016	(20,687)
Effect of exchange rate differences on cash	(1,145)	347
Net decrease in cash and cash equivalents	(48,730)	(24,199)
Cash and cash equivalents, beginning of period	85,891	89,052
Cash and cash equivalents, end of period	$37,161	$64,853

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$4,137	$719
Cash paid for interest, net of capitalized interest	$6,009	$21,332
Capitalized interest	$1,205	$712
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(7,197)	$(6,369)
Operating leases	$70,878	$—

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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
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
Leases. See Note 2 New Accounting Pronouncements, for the impact of ASC 842 Leases, adopted in the current period.
There have been no other changes to the accounting policies, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.
Use of Estimates. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We elected the following practical expedients: (1) ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; (2) the short-term lease recognition exemption for all leases that qualify; and (3) the practical expedient to not separate lease and non-lease components for all of our leases.
This standard had a material effect on our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840 Leases; and (3) providing significant new disclosures about our leasing activities. On adoption, we recognized additional operating liabilities of $70.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2018-02 was completed during 2018 and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-02 effective January 1, 2019.
New Accounting Standards to be Adopted in Future Periods
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2017-04 effective on January 1, 2020.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2018-18 effective on January 1, 2020.
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
We have deferred revenue of $13.3 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended March 31, 2019, we recognized $5.8 million of revenue related to these arrangements.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Performance Products	$138,092	$145,730
Specialty Polymers	82,010	104,018
Cariflex	40,867	39,525
Other	86	(202)
Polymer Product Line Revenue	$261,055	$289,071

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Adhesives	$65,576	$73,148
Performance Chemicals	116,753	122,941
Tires	13,027	17,232
Chemical Product Line Revenue	$195,356	$213,321

	March 31, 2019	December 31, 2018
	(In thousands)
Contract receivables(1)	$259,015	$197,739
Contract liabilities(2)	$13,343	$13,906
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $0.3 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.2 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period. Share-based compensation expense was $3.3 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.

5. Detail of Certain Balance Sheet Accounts

	March 31, 2019	December 31, 2018
	(In thousands)
Inventories of products:
Finished products	$323,524	$315,361
Work in progress	5,870	5,781
Raw materials	91,123	97,550
Inventories of products, gross	420,517	418,692
Inventory reserves	(6,817)	(8,052)
Total inventories of products, net	$413,700	$410,640
Intangible assets:
Contractual agreements	$261,939	$262,624
Technology	145,435	145,698
Customer relationships	60,293	60,359
Tradenames/trademarks	80,994	80,557
Software	62,419	59,448
Intangible assets	611,080	608,686
Less accumulated amortization:
Contractual agreements	71,235	65,958
Technology	63,509	62,019
Customer relationships	37,740	37,409
Tradenames/trademarks	44,117	42,797
Software	40,730	38,465
Total accumulated amortization	257,331	246,648
Intangible assets, net of accumulated amortization	$353,749	$362,038
Other payables and accruals:
Employee related	$23,794	$35,015
Interest payable	13,839	2,201
Property, plant, and equipment accruals	9,758	10,982
Short-term operating lease liabilities	17,529	—
Other	43,569	52,497
Total other payables and accruals	$108,489	$100,695
Other long-term liabilities:
Pension and other post-retirement benefits	$121,348	$122,194
Other	59,170	60,699
Total other long-term liabilities	$180,518	$182,893

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income before reclassifications	3,619	2,893	—	—	6,512
Amounts reclassified from accumulated other comprehensive loss	—	(1,999)	—	—	(1,999)
Net other comprehensive income for the year	3,619	894	—	—	4,513
March 31, 2018	$(6,035)	$5,444	$(1,926)	$(91,265)	$(93,782)

December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(4,496)	(1,316)	4,594	—	(1,218)
Net other comprehensive income (loss) for the year	(4,496)	(1,316)	4,594	—	(1,218)
March 31, 2019	$(28,589)	$2,606	$10,747	$(77,681)	$(92,917)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$12,668	31,956		$22,072	31,771
Amounts allocated to unvested restricted shares	(128)	(323)		(368)	(530)
Amounts available to common stockholders	12,540	31,633	$0.40	21,704	31,241	$0.69
Diluted:
Amounts allocated to unvested restricted shares	128	323		368	530
Non participating share units	—	205		—	280
Stock options added under the treasury stock method	—	63		—	330
Amounts reallocated to unvested restricted shares	(127)	(323)		(361)	(530)
Amounts available to stockholders and assumed conversions	$12,541	31,901	$0.39	$21,711	31,851	$0.68
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2019, we did not repurchase any shares of our common stock. We are not obligated to acquire any specific number of shares of our common stock.

7. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2019				December 31, 2018
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$362,000	$(7,129)	$(9,814)	$345,057	$362,000	$(7,395)	$(10,171)	$344,434
Euro Tranche	336,750	—	(4,455)	332,295	342,900	—	(4,711)	338,189
7.0% Senior Notes	394,750	—	(6,428)	388,322	399,060	—	(6,622)	392,438
5.25% Senior Notes	325,524	—	(5,347)	320,177	331,470	—	(5,503)	325,967
ABL Facility	24,500	—	—	24,500	5,000	—	—	5,000
KFPC Loan Agreement	96,093	—	(71)	96,022	112,489	—	(94)	112,395
KFPC Revolving Facilities	23,991	—	—	23,991	13,012	—	—	13,012
Capital lease obligation	1,143	—	—	1,143	1,184	—	—	1,184
Total debt	1,564,751	(7,129)	(26,115)	1,531,507	1,567,115	(7,395)	(27,101)	1,532,619
Less current portion of total debt	120,255	—	—	120,255	45,321	—	—	45,321
Long-term debt	$1,444,496	$(7,129)	$(26,115)	$1,411,252	$1,521,794	$(7,395)	$(27,101)	$1,487,298

Senior Secured Term Loan Facility. As of March 31, 2019, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $362.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €300.0 million, or approximately $336.8 million. Our USD Tranche interest rate applicable margin is 2.5% and our alternative base rate applicable margin is 1.5%. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
As of the date of this filing, the effective interest rate for the USD Tranche is 4.28% and the effective interest rate for the Euro Tranche is 2.75%. The Term Loan Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing.
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
On December 6, 2018 we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program took place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the three months ended March 31, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. We recorded a $0.2 million gain on extinguishment of debt during the three months ended March 31, 2019, which includes a write off of $0.1 million related to previously capitalized deferred financing costs. The repurchase program ended March 4, 2019.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $325.5 million as of March 31, 2019, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We will pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2018.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. Our outstanding borrowings under the ABL facility were $24.5 million as of March 31, 2019. The ABL Facility matures on January 6, 2021.

Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing. For a summary of additional terms of the ABL Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Loan Agreement. As of March 31, 2019, NTD 3.0 billion, or approximately $96.1 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three months ended March 31, 2019, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with certain covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2019 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement matures January 17, 2020. Subject to the terms within the KFPC Loan Agreement, we expect to elect the extension provision whereby we have the option, up to six months prior to the final maturity date, to apply to the facility agent in writing for an extension of the facility period for another two years, or January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has five revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $69.7 million. All of the KFPC Revolving Facilities are subject to variable interest rates. As of March 31, 2019, NTD 740.0 million, or approximately $24.0 million, was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $28.2 million as of March 31, 2019, of which $2.0 million related to the ABL Facility is recorded as an asset (of which $1.2 million was included in other current assets) and $26.1 million is recorded as a reduction to long-term debt. We amortized $1.1 million and $1.9 million during the three months ended March 31, 2019 and 2018, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2019, are as follows:

Principal Payments
(In thousands)
April 1, 2019 through March 31, 2020	$120,255
April 1, 2020 through March 31, 2021	24,682
April 1, 2021 through March 31, 2022	193
April 1, 2022 through March 31, 2023	205
April 1, 2023 through March 31, 2024	218
Thereafter	1,419,198
Total debt	$1,564,751
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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,047	$—	$1,047	$—
Derivative asset – noncurrent	Other long-term assets	2,442	—	2,442	—
Retirement plan asset – noncurrent	Other long-term asset	2,613	2,613	—	—
Derivative liability – current	Other payables and accruals	203	—	203	—
Total		$6,305	$2,613	$3,692	$—

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)
Derivative asset – current	Other current assets	$1,558	$—	$1,558	$—
Derivative asset – noncurrent	Other long-term assets	3,635	—	3,635	—
Retirement plan asset – noncurrent	Other long-term assets	2,485	2,485	—	—
Derivative liability – current	Other payables and accruals	13	—	13	—
Total		$7,691	$2,485	$5,206	$—

The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$362,000	$359,285	$362,000	$352,498
Euro Tranche (significant other observable inputs – level 2)	$336,750	$336,541	$342,900	$338,830
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$399,594	$399,060	$369,561
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$325,524	$331,553	$331,470	$299,125
ABL Facility (significant other observable inputs – level 2)	$24,500	$24,500	$5,000	$5,000
Capital lease obligation (significant other observable inputs – level 2)	$1,143	$1,143	$1,184	$1,184
KFPC Loan Agreement (significant unobservable inputs – level 3)	$96,093	$96,093	$112,489	$112,489
KFPC Revolving Facilities (significant unobservable inputs – level 3)	$23,991	$23,991	$13,012	$13,012
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $715.4 million of our interest rate swaps as of December 31, 2018, including the expiration of the notional value of $90.0 million interest rate swap agreement entered into in May 2018. As a result, at March 31, 2019, the total notional value of our interest rate swaps was $300.0 million, which effectively hedges the outstanding USD Tranche, fixing LIBOR at 1.608%. We recorded an unrealized loss of $1.7 million and an unrealized gain of $3.8 million during the three months ended March 31, 2019 and 2018, respectively, in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income (loss) the settlement of a portion of our interest rate swap that amounted to a $2.6 million gain for the three months ended 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $2.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $5.9 million for the three months ended March 31, 2019, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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
9. Income Taxes
Our income tax provision was an expense of $2.7 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 16.3% and 9.3% for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions. During the three months ended March 31, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and a $3.1 million benefit related to share-based compensation tax deductions.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended March 31,
	2019	2018
Income taxes at the statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(1.4)	(1.5)
Foreign tax rate differential	(0.4)	11.7
Permanent differences	9.4	8.3
Uncertain tax positions	(3.8)	(2.2)
Valuation allowance	0.8	0.8
Return to provision adjustments	0.1	(5.4)
Other	—	—
Effective tax rate	(16.3)%	(9.3)%
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
As of March 31, 2019 and December 31, 2018, we recorded a valuation allowance of $42.4 million and $42.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.1 million for the three months ended March 31, 2019, primarily related to current period utilization of net operating loss carryforwards in certain jurisdictions. We decreased our valuation allowances by $0.2 million for the three months ended March 31, 2018.
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

As of March 31, 2019 and December 31, 2018, we had total unrecognized tax benefits of $30.1 million and $29.6 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2019 and 2018, we had an increase of $0.5 million and $0.8 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. As a result of the expiration of statute of limitations in various jurisdictions, we expect to release a $22.3 million reserve for the year ending December 31, 2019.
The Tax Act enacted on December 22, 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% and created new taxes on certain foreign-sourced earnings and certain related-party payments.
One-time transition tax
The Tax Act required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. Related to the 2017 tax year, we recorded a $15.7 million one-time transitional tax liability. Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, whose impact is currently being assessed due to the complexity and interdependency of the legislative provisions, as well as any other new or proposed Treasury regulations, which have yet to be issued, may result in additional income tax impacts which could be material in the period any such changes are enacted.
Deferred tax effects
Due to the change in the statutory tax rate from the Tax Act, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. For the period ending December 31, 2018, we completed our analysis based on legislative updates relating to the Tax Act and made no adjustments to the provisional amounts previously recorded.
10. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842 Leases
Substantially all our operating lease ROU assets and operating lease liability represents leases, with a term greater than one year, for railcars, office space and equipment used to conduct our operations. We currently have no finance leases. These leases were discounted using a rate of 3.125%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

Three Months Ended March 31, 2019
(In thousands)
Lease cost	$4,576
Variable lease cost	191
Operating lease expense	$4,767
The ROU assets for operating lease liabilities as of March 31, 2019 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$697	$24,066	36.7%	51	18.7
Buildings	13,439	9,820	34.5%	34	11.7
Equipment	1,251	10,461	17.4%	30	5.2
Land	6,509	42	9.7%	475	46.1
Other	568	583	1.7%	25	0.4
Total	$22,464	$44,972			82.2

The following tables show the undiscounted cash flows for the operating lease liabilities.

March 31, 2019
(In thousands)
April 1, 2019 through March 31, 2020	$20,059
April 1, 2020 through March 31, 2021	17,315
April 1, 2021 through March 31, 2022	11,688
April 1, 2022 through March 31, 2023	7,490
April 1, 2023 through March 31, 2024	4,779
Thereafter	12,991
Total undiscounted operating lease liabilities	$74,322

Present value discount	(6,407)
Foreign currency and other	(479)
Total discounted operating lease liabilities	$67,436

December 31, 2018
(In thousands)
2019	$19,065
2020	16,891
2021	12,385
2022	8,284
2023	5,137
Thereafter	8,498
Total undiscounted operating lease liabilities	$70,260
(b) Legal Proceedings
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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning balance	$5,703	$5,712
Accretion expense	91	85
Obligations settled	(206)	(23)
Foreign currency translation	(82)	136
Ending balance	$5,506	$5,910
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million as of March 31, 2018.
Except for the presentation on the Condensed Consolidated Balance Sheets for the impact of ASU 842, there have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended March 31,
	2019		2018
	U.S Plans	Non-U.S. Plans	U.S Plans	Non-U.S. Plans
	(In thousands)
Service cost	$753	$389	$887	$651
Interest cost	1,938	533	1,795	541
Expected return on plan assets	(2,517)	(633)	(2,452)	(700)
Amortization of prior service cost	—	9	1,235	3
Amortization of net actuarial loss	845	106	—	168
Net periodic benefit cost	$1,019	$404	$1,465	$663
The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
We made contributions of $3.4 million and $4.6 million to our pension plans in the three months ended March 31, 2019 and 2018, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2019	2018
	U.S Plans	U.S Plans
	(In thousands)
Service cost	$90	$155
Interest cost	240	335
Amortization of prior service cost	(437)	188
Amortization of net actuarial loss	175	—
Net periodic benefit cost	$68	$678
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

•	Polymer Segment is comprised of our SBCs and other engineered polymers business.

•	Chemical Segment is comprised of our pine-based specialty products business.
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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$261,055	$195,356	$456,411	$289,071	$213,321	$502,392
Cost of goods sold	207,169	142,240	349,409	207,640	147,674	355,314
Gross profit	53,886	53,116	107,002	81,431	65,647	147,078
Operating expenses:
Research and development	7,567	2,984	10,551	7,447	3,350	10,797
Selling, general, and administrative	23,098	17,796	40,894	23,520	15,203	38,723
Depreciation and amortization	13,971	17,551	31,522	17,762	17,614	35,376
Gain on insurance proceeds	—	(11,100)	(11,100)	—	—	—
(Gain) loss on disposal of fixed assets	—	—	—	(98)	125	27
Operating income	$9,250	$25,885	35,135	$32,800	$29,355	62,155
Other expense			(259)			(1,113)
Gain (loss) on extinguishment of debt			210			(7,591)
Earnings of unconsolidated joint venture			121			137
Interest expense, net			(18,941)			(29,276)
Income before income taxes			$16,266			$24,312
The following table presents long-lived assets including goodwill and total assets.

	March 31, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$541,194	$396,107	$937,301	$543,086	$398,390	$941,476
Investment in unconsolidated joint venture	$11,500	$—	$11,500	$12,070	$—	$12,070
Goodwill	$—	$772,462	$772,462	$—	$772,886	$772,886
Total assets	$1,155,949	$1,800,989	$2,956,938	$1,160,029	$1,734,675	$2,894,704
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$87,968	$80,357	$168,325	$103,729	$81,324	$185,053
Germany	25,911	14,981	40,892	31,842	16,236	48,078
All other countries	147,176	100,018	247,194	153,500	115,761	269,261
	$261,055	$195,356	$456,411	$289,071	$213,321	$502,392
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $11.5 million and $9.7 million during the three months ended March 31, 2019 and 2018, respectively, and capital expenditures for our Chemical segment were $10.9 million and $13.6 million during the three months ended March 31, 2019 and 2018, respectively.
Impact of Hurricane Michael
In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. During the three months ended March 31, 2019, we estimate the margin associated with lost sales due to Hurricane Michael to be $5.9 million, and we also incurred an incremental $5.9 million of direct costs as we continued to ramp production back to operating capacity.

During the three months ended March 31, 2019, our insurance carrier notified us that they would provide an additional $10.0 million of advance reimbursement under our insurance policies (which we received in early April 2019). Based on this notification and subsequent receipt, we recorded a receivable for the $10.0 million as of March 31, 2019 and an associated gain on insurance. In addition, we recognized $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, as a gain on insurance during the first quarter of 2019. The $11.1 million gain on insurance fully offsets the lost margin in the first quarter of 2019, and reimburses us for a portion of the direct costs we have incurred to date. We currently estimate the replacement cost associated with damaged equipment to be in a range of $9.0 million to $11.0 million. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $15.9 million and $20.1 million as of March 31, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $8.2 million and $9.1 million for the three months ended March 31, 2019 and 2018, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $1.3 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $11.8 million and $5.9 million for the three months ended March 31, 2019 and 2018, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.

14. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Included in the below lease assets and liabilities is a land lease with FPCC to support our operations at the HSBC plant. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, following a ramp-up period, the agreement requires us to purchase a minimum of 80% of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest that provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity. As a result, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2019 and December 31, 2018 for KFPC before intercompany eliminations.

	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$5,007	$6,640
Other current assets	19,896	18,363
Property, plant, and equipment, net	157,697	159,893
Intangible assets	8,397	8,590
Long-term operating lease assets, net	6,509	—
Other long-term assets	10,096	11,838
Total assets	$207,602	$205,324

Current portion of long-term debt	$120,013	$45,152
Current liabilities	14,488	14,996
Long-term debt	—	80,255
Long-term operating lease liabilities	$6,509	$—
Total liabilities	$141,010	$140,403
15. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions, other than described above, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance, or industry results, to differ materially from historical results, any future results, or performance, or industry results expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
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
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
	2019	2018
Revenue by Geography:	(In thousands)
Americas	$190,273	$210,078
Europe, Middle East, and Africa	159,381	177,589
Asia Pacific	106,757	114,725
Total revenue	$456,411	$502,392
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for Polymer segment and increased for Chemical segment during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
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
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10.0% tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which may increase to 25.0% in 2019. We expect that these tariffs and further trade actions will continue to add uncertainty to pricing and supply conditions.
Hurricane Michael. In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. In November 2018, restoration of operations for the CTO refinery were complete. Our CST refinery was restored to full operational capacity during the first quarter of 2019.
During the three months ended March 31, 2019, we estimate the margin associated with lost sales due to Hurricane Michael to be $5.9 million, and we also incurred an incremental $5.9 million of direct costs as we continued to ramp production back to operating capacity.
During the three months ended March 31, 2019, our insurance carrier notified us that they would provide an additional $10.0 million of advance reimbursement under our insurance policies (which we received in early April 2019). Based on this notification and subsequent receipt, we recorded a receivable for the $10.0 million as of March 31, 2019 and an associated gain on insurance. In addition, we recognized $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, as a gain on insurance during the first quarter of 2019. The $11.1 million gain on insurance fully offsets the lost margin in the first quarter of 2019, and reimburses us for a portion of the direct costs we have incurred to date. We currently estimate the replacement cost associated with damaged equipment to be in a range of $9.0 million to $11.0 million. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
Logistics cost. We, like many others, have experienced a significant increase in transportation and logistics costs. The higher costs began for us in 2018, and we believe are the result of a shortage of U.S. truck drivers, coupled with a recent consolidation of ocean freight carriers. This is a trend we expect to continue throughout 2019.
Share repurchase program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. As of filing date, we have not repurchased any common stock under this program.
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

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$456,411	$502,392
Cost of goods sold	349,409	355,314
Gross profit	107,002	147,078
Operating expenses:
Research and development	10,551	10,797
Selling, general, and administrative	40,894	38,723
Depreciation and amortization	31,522	35,376
Gain on insurance proceeds	(11,100)	—
Loss on disposal of fixed assets	—	27
Operating income	35,135	62,155
Other expense	(259)	(1,113)
(Gain) loss on extinguishment of debt	210	(7,591)
Earnings of unconsolidated joint venture	121	137
Interest expense, net	(18,941)	(29,276)
Income before income taxes	16,266	24,312
Income tax expense	(2,654)	(2,251)
Consolidated net income	13,612	22,061
Net (income) loss attributable to noncontrolling interest	(944)	11
Net income attributable to Kraton	$12,668	$22,072
Earnings per common share:
Basic	$0.40	$0.69
Diluted	$0.39	$0.68
Weighted average common shares outstanding:
Basic	31,633	31,241
Diluted	31,901	31,851
Consolidated Results
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Revenue was $456.4 million for the three months ended March 31, 2019 compared to $502.4 million for the three months ended March 31, 2018, a decrease of $46.0 million or 9.2%. Revenue decreased $28.0 million and $18.0 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $349.4 million for the three months ended March 31, 2019 compared to $355.3 million for the three months ended March 31, 2018, a decrease of $5.9 million or 1.7%. Cost of goods sold decreased $0.5 million and $5.4 million for our Polymer and Chemical segments, respectively. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $40.9 million for the three months ended March 31, 2019 compared to $38.7 million for the three months ended March 31, 2018. The $2.2 million increase is primarily attributable to higher transaction, acquisition, and restructuring costs, partially offset by impacts from foreign exchange rates.

Depreciation and amortization was $31.5 million for the three months ended March 31, 2019 compared to $35.4 million for the three months ended March 31, 2018. The decrease of $3.9 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018 and impacts from foreign exchange rates.
In connection with our March 2018 refinancing of our senior secured term loan facility (the “Term Loan Facility”), we recorded a $7.6 million loss on extinguishment of debt during the three months ended March 31, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount on our Term Loan Facility, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps.
Interest expense, net, was $18.9 million for the three months ended March 31, 2019 compared to $29.3 million for the three months ended March 31, 2018, a decrease of $10.3 million. The decrease is due to refinancing activities and lower overall indebtedness.
Our income tax provision was an expense of $2.7 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate was 16.3% and 9.3% for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions.
Net income attributable to Kraton was $12.7 million, or $0.39 per diluted share, for the three months ended March 31, 2019, a decrease of $9.4 million compared to net income of $22.1 million, or $0.68 per diluted share, for the three months ended March 31, 2018. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.88 for the three months ended March 31, 2019 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.58 for the three months ended March 31, 2018. See a reconciliation of GAAP Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Polymer Segment

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Performance Products	$138,092	$145,730
Specialty Polymers	82,010	104,018
Cariflex	40,867	39,525
Other	86	(202)
Polymer Segment Revenue	$261,055	$289,071

Operating income	$9,250	$32,800
Adjusted EBITDA (non-GAAP)(1)	$48,153	$44,766
Adjusted EBITDA margin (non-GAAP)(2)	18.4%	15.5%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Revenue for the Polymer segment was $261.1 million for the three months ended March 31, 2019 compared to $289.1 million for the three months ended March 31, 2018. The decrease was driven by lower volumes for Specialty Polymers and lower average sales prices in all product groups associated with lower average raw material costs. Sales volumes of 73.8 kilotons for the three months ended March 31, 2019 decreased 4.9% compared to the three months ended March 31, 2018. The decline is largely attributable to lower Specialty Polymers sales volumes due to a previously announced inventory management program by a significant lubricant additives customer, and to a lesser extent, lower sales into Asia. Our Cariflex volumes increased 5.0%, primarily from higher latex sales into surgical glove applications. The negative impact from changes in currency exchange rates between the periods was $15.3 million.
Cost of goods sold was $207.2 million for the three months ended March 31, 2019 compared to $207.6 million for the three months ended March 31, 2018, a decrease of $0.5 million or 0.2%. The decrease in cost of goods sold reflects lower sales volumes, partially offset by higher costs of consumed raw materials, which has higher average costs on a first-in, first-out measurement basis of accounting. These higher costs were partially offset by improved operating performance at our Berre and Mailiao sites. The positive effect from changes in currency exchange rates between the periods was $12.4 million.
For the three months ended March 31, 2019, the Polymer segment operating income was $9.3 million compared to $32.8 million for the three months ended March 31, 2018.

For the three months ended March 31, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $48.2 million compared to $44.8 million for the three months ended March 31, 2018. The 7.6% increase in Adjusted EBITDA is due to the improved operating performance, partially offset by lower sales volumes. The negative effect from changes in currency exchange rates between the periods was $1.4 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Adhesives	$65,576	$73,148
Performance Chemicals	116,753	122,941
Tires	13,027	17,232
Chemical Segment Revenue	$195,356	$213,321

Operating income	$25,885	$29,355
Adjusted EBITDA (non-GAAP)(1)	$41,279	$43,859
Adjusted EBITDA margin (non-GAAP)(2)(3)	21.1%	20.6%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the three months ended March 31, 2019, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 20.2%.
Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Revenue for the Chemical segment was $195.4 million for the three months ended March 31, 2019 compared to $213.3 million for the three months ended March 31, 2018. The decrease in Chemical segment revenue was primarily attributable to lower sales volumes due to Hurricane Michael and the sale of excess raw materials in the three months ended March 31, 2018, partially offset by higher average selling prices. Sales volumes were 103.6 kilotons for the three months ended March 31, 2019, a decrease of 12.3 kilotons or 10.6%, largely related to timing of raw material sales and lost CST and derivatives sales resulting from Hurricane Michael. As a result, Performance Chemicals and Adhesives sales volumes decreased 14.6% and 1.7%, respectively. The negative effect from changes in currency exchange rates between the periods was $9.0 million.
Cost of goods sold was $142.2 million for the three months ended March 31, 2019 compared to $147.7 million for the three months ended March 31, 2018, a decrease of $5.4 million or 3.7%. The decrease was primarily driven by lower sales volumes, timing of planned maintenance, partially offset by higher average raw material costs. The positive impact from changes in currency exchange rates between the periods was $8.2 million.
In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. During the three months ended March 31, 2019, we estimate the margin associated with lost sales due to Hurricane Michael to be $5.9 million, and we also incurred an incremental $5.9 million of direct costs as we continued to ramp production back to operating capacity.
During the three months ended March 31, 2019, our insurance carrier notified us that they would provide an additional $10.0 million of advance reimbursement under our insurance policies (which we received in early April 2019). Based on this notification and subsequent receipt, we recorded a receivable for the $10.0 million as of March 31, 2019 and an associated gain on insurance. In addition, we recognized $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, as a gain on insurance during the first quarter of 2019. The $11.1 million gain on insurance fully offsets the lost margin in the first quarter of 2019, and reimburses us for a portion of the direct costs we have incurred to date. We currently estimate the replacement cost associated with damaged equipment to be in a range of $9.0 million to $11.0 million. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
For the three months ended March 31, 2019, the Chemical segment operating income was $25.9 million compared to $29.4 million for the three months ended March 31, 2018.
For the three months ended March 31, 2019, the Chemical segment generated $41.3 million of Adjusted EBITDA (non-GAAP) compared to $43.9 million for the three months ended March 31, 2018. The 5.9% decrease in Adjusted EBITDA was due to lower rosin and rosin derivative sales volumes, which was partially offset by lower operating costs driven by the timing of planned maintenance activities. The negative effect from changes in currency exchange rates between the periods was $0.4 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
EBITDA(2)(4)	$66,729	$88,964
Adjusted EBITDA(1)(3)(4)	$89,432	$88,625
Adjusted Diluted Earnings Per Share(1)(4)	$0.88	$0.58
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

(4)	Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share is $11.1 million, which was recognized as a gain on insurance proceeds for the three months ended March 31, 2019.

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
We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$12,668			$22,072
Net income (loss) attributable to noncontrolling interest			944			(11)
Consolidated net income			13,612			22,061
Add (deduct):
Income tax expense			2,654			2,251
Interest expense, net			18,941			29,276
Earnings of unconsolidated joint venture			(121)			(137)
(Gain) loss on extinguishment of debt			(210)			7,591
Other expense			259			1,113
Operating income	$9,250	$25,885	35,135	$32,800	$29,355	62,155
Add (deduct):
Depreciation and amortization	13,971	17,551	31,522	17,762	17,614	35,376
Other income (expense)	(427)	168	(259)	(1,324)	211	(1,113)
Gain (loss) on extinguishment of debt	210	—	210	(7,591)	—	(7,591)
Earnings of unconsolidated joint venture	121	—	121	137	—	137
EBITDA (a)	23,125	43,604	66,729	41,784	47,180	88,964
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	714	398	1,112	605	(1,259)	(654)
Loss on extinguishment of debt	(210)	—	(210)	7,591	—	7,591
Hurricane related costs (c)	—	5,861	5,861	—	—	—
Hurricane reimbursements (d)	—	(5,220)	(5,220)	—	—	—
Non-cash compensation expense	3,309	—	3,309	2,902	—	2,902
Spread between FIFO and ECRC	21,215	(3,364)	17,851	(8,116)	(2,062)	(10,178)
Adjusted EBITDA	$48,153	$41,279	$89,432	$44,766	$43,859	$88,625
_____________________________________________________

(a)	Included in EBITDA is an $11.1 million gain on insurance, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)	Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended March 31,
	2019	2018
Diluted Earnings Per Share	$0.39	$0.68
Transaction, acquisition related costs, restructuring, and other costs (a)	0.03	(0.02)
Loss on extinguishment of debt	(0.01)	0.18
Hurricane related costs (b)	0.18	—
Hurricane reimbursements (c)	(0.16)	—
Spread between FIFO and ECRC	0.45	(0.26)
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.88	$0.58
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.

(c)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Leases. In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We elected the following practical expedients: (1) ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; (2) the short-term lease recognition exemption for all leases that qualify; and (3) the practical expedient to not separate lease and non-lease components for all of our leases.
This standard had a material effect on our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840 Leases; and (3) providing significant new disclosures about our leasing activities.
On adoption, we recognized additional operating liabilities of $70.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

LIQUIDITY AND CAPITAL RESOURCES
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the Term Loan Facility and ABL Facility are our principal sources of liquidity.
As of March 31, 2019, our outstanding borrowings included (i) $362.0 million and €300.0 million, or approximately $336.8 million, under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility, (ii) $394.8 million and €290.0 million, or approximately $325.5 million as of March 31, 2019, under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $24.5 million under our ABL Facility.
In addition, as of March 31, 2019, KFPC had NTD 3.0 billion, or approximately $96.1 million, and NTD 740.0 million, or approximately $24.0 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement matures January 17, 2020. Subject to the terms within the KFPC Loan Agreement, we expect to elect the extension provision whereby we have the option, up to six months prior to the final maturity date, to apply to the facility agent in writing for an extension of the facility period for another two years, or January 17, 2022.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. As of the date of this filing, we had repurchased $5.3 million of our 7.0% Senior Notes. The repurchase program ended March 4, 2019.
See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q and Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $219.9 million, with $20.0 million of outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $3.4 million and $4.6 million to our pension plans during the three months ended March 31, 2019 and 2018, respectively. We expect our total pension plan contributions for the year ended December 31, 2019 to be approximately $11.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2019, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2020 and beyond.
As of March 31, 2019, we had $35.4 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of March 31, 2019, the remaining long-term tax payable related to the Tax Act of $13.2 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash used by operating activities totaled $30.2 million during the three months ended March 31, 2019 compared to net cash provided by $20.2 million during the three months ended March 31, 2018. This represents a net decrease in operating cash flows of $50.4 million, which was primarily driven by increases in working capital and a decrease in operating income. The period-over-period changes in working capital are as follows:

•	$19.7 million decrease in cash flows associated with accounts receivables, largely due to timing of cash receipts, higher sales volumes, partially offset by lower selling prices;

•	$10.0 million decrease in other assets due to timing of receipts and payments, primarily driven by value added tax;

•	$7.8 million decrease in cash flows associated with inventories of products, materials, and supplies largely due to higher inventory volumes; and

•
$6.1 million decrease in cash flows associated with other items, including other long term liabilities and due to related parties, primarily due to timing of transactions and payments; partially offset by

•	$9.8 million increase in cash flows associated with other payables and accruals, primarily driven by timing of interest payments.
Investing Cash Flows
Net cash used in investing activities totaled $26.4 million for the three months ended March 31, 2019 and $24.0 million for the three months ended March 31, 2018.
Expected Capital Expenditures
We currently expect 2019 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $110.0 million, which includes $4.0 million of capitalized interest. Included in this estimate is approximately $75.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. The remaining anticipated 2019 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems. In addition, we are evaluating certain strategic capital activities, for which we may fund up to $50.0 million of incremental capital expenditures in addition to the $110.0 million discussed above.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2019 was approximately 31.3% equity, 67.2% debt and 1.4% noncontrolling interest compared to approximately 30.9% equity, 67.7% debt and 1.4% noncontrolling interest December 31, 2018.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. During the three months ended March 31, 2019, we repurchased $4.3 million of our 7.0% Senior Notes.
During the three months ended March 31, 2019 (excluding borrowings under the KFPC debt) we increased indebtedness, including impacts on foreign currency, by $3.1 million, while decreasing cash on hand (excluding KFPC cash) by approximately $47.1 million.
Contractual Commitments
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See Note 7 Long-Term Debt for changes to our debt maturity schedule. There have been no other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 Fair Value Measurements, Financial Instruments and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Effective January 1, 2019, we implemented ASC 842, Leases. This standard had a material effect on our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840 Leases; and (3) providing significant new disclosures about our leasing activities. We implemented changes to our processes related to lease accounting and the control activities related to leases. These included the development of new policies largely impacting lessee accounting in the new standard, training, ongoing contract review requirements, and gathering of information provided for disclosures.
There has been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Default Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number
10.1*+	Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.2 to Kraton Corporation’s Registration Statement on Form S-8 filed with the SEC on April 17, 2019)
10.2*+
Form of the Kraton Corporation Restricted Stock Unit Inducement Award Agreement under the Kraton
Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation’s Registration Statement on Form S-8 filed with the SEC on April 17, 2019)

10.3*+
Form of the Kraton Corporation Restricted Stock Performance Unit Inducement Award Agreement under the
Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation’s Registration Statement on Form S-8 filed with the SEC on April 17, 2019)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

+	Denotes management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	April 25, 2019	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 25, 2019	/s/ Chris H. Russell
Chris H. Russell
Vice President and Interim Chief Financial Officer, and Chief Accounting Officer