Form 10-Q
period 2019-06-30
Kraton Corp
filed 2019-07-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34581

Kraton Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware			20-0411521
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

15710 John F. Kennedy Blvd.
Suite 300
Houston,	TX	77032	281	504-4700
(Address of principal executive offices, including zip code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	KRA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of July 23, 2019: 31,706,512.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; nonrealization of expected benefits from our acquisitions or business dispositions and our ability to timely execute and close such acquisitions and dispositions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of natural disasters and replacement costs resulting therefrom; estimated impacts of changing tariff rates and logistics costs; the estimates and matters described in our latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Known Trends;” and projections regarding environmental costs and capital expenditures and related operational savings.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2019 and 2018, the related condensed consolidated statements of changes in equity and cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Houston, Texas
July 25, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,854	$85,891
Receivables, net of allowances of $976 and $784	262,204	198,046
Inventories of products, net	431,380	410,640
Inventories of materials and supplies, net	31,691	30,843
Prepaid expenses	13,001	10,156
Other current assets	19,262	29,980
Total current assets	821,392	765,556
Property, plant, and equipment, less accumulated depreciation of $634,052 and $597,785	944,740	941,476
Goodwill	772,939	772,886
Intangible assets, less accumulated amortization of $268,874 and $246,648	345,486	362,038
Investment in unconsolidated joint venture	11,852	12,070
Debt issuance costs	585	1,170
Deferred income taxes	8,198	10,434
Long-term operating lease assets, net	72,520	—
Other long-term assets	30,993	29,074
Total assets	$3,008,705	$2,894,704
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$110,105	$45,321
Accounts payable-trade	195,001	182,153
Other payables and accruals	112,080	100,695
Due to related party	17,282	20,918
Total current liabilities	434,468	349,087
Long-term debt, net of current portion	1,424,323	1,487,298
Deferred income taxes	127,604	127,827
Long-term operating lease liabilities	55,888	—
Other long-term liabilities	166,992	182,893
Total liabilities	2,209,275	2,147,105
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,868 shares issued and outstanding at June 30, 2019; 31,917 shares issued and outstanding at December 31, 2018	319	319
Additional paid in capital	389,680	385,921
Retained earnings	470,127	420,597
Accumulated other comprehensive loss	(95,959)	(91,699)
Total Kraton stockholders' equity	764,167	715,138
Noncontrolling interest	35,263	32,461
Total equity	799,430	747,599
Total liabilities and equity	$3,008,705	$2,894,704

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$495,280	$538,395	$951,691	$1,040,787
Cost of goods sold	366,078	367,686	715,487	723,000
Gross profit	129,202	170,709	236,204	317,787
Operating expenses:
Research and development	10,173	10,474	20,724	21,271
Selling, general, and administrative	38,457	41,975	79,351	80,698
Depreciation and amortization	31,904	35,140	63,426	70,516
Gain on insurance proceeds	(7,500)	—	(18,600)	—
Loss on disposal of fixed assets	—	333	—	360
Operating income	56,168	82,787	91,303	144,942
Other expense	(417)	(1,107)	(676)	(2,220)
Gain (loss) on extinguishment of debt	—	(72,330)	210	(79,921)
Earnings of unconsolidated joint venture	140	120	261	257
Interest expense, net	(19,339)	(25,416)	(38,280)	(54,692)
Income (loss) before income taxes	36,552	(15,946)	52,818	8,366
Income tax benefit (expense)	6,846	1,842	4,192	(409)
Consolidated net income (loss)	43,398	(14,104)	57,010	7,957
Net income attributable to noncontrolling interest	(2,190)	(826)	(3,134)	(815)
Net income (loss) attributable to Kraton	$41,208	$(14,930)	$53,876	$7,142
Earnings (loss) per common share:
Basic	$1.29	$(0.47)	$1.69	$0.22
Diluted	$1.28	$(0.47)	$1.67	$0.22
Weighted average common shares outstanding:
Basic	31,692	31,441	31,663	31,342
Diluted	32,017	31,441	31,959	31,797

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to Kraton	$41,208	$(14,930)	$53,876	$7,142
Other comprehensive loss:
Foreign currency translation adjustments, net of tax of $0	2,597	(14,575)	(1,899)	(10,956)
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $598, expense of $210, benefit of $985, and expense of $1,077, respectively	(2,031)	674	(3,347)	3,567
Reclassification of gain on cash flow hedge, net of tax expense of $588	—	—	—	(1,999)
Unrealized gain (loss) on net investment hedge, net of tax benefit of $1,062, expense of $825, $290, and $825, respectively	(3,608)	2,641	986	2,641
Other comprehensive loss, net of tax	(3,042)	(11,260)	(4,260)	(6,747)
Comprehensive income (loss) attributable to Kraton	38,166	(26,190)	49,616	395
Comprehensive income (loss) attributable to noncontrolling interest	1,967	(597)	2,802	(75)
Consolidated comprehensive income (loss)	$40,133	$(26,787)	$52,418	$320

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Consolidated net income (loss)	—	—	22,072	—	22,072	(11)	22,061
Other comprehensive loss	—	—	—	4,513	4,513	533	5,046
Retired treasury stock from employee tax withholdings	(1)	(3,020)	(2,727)	—	(5,748)	—	(5,748)
Exercise of stock options	1	1,367	—	—	1,368	—	1,368
Non-cash compensation related to equity awards	3	2,899	—	—	2,902	—	2,902
Balance at March 31, 2018	$319	$379,203	$375,848	$(93,782)	$661,588	$30,560	$692,148
Consolidated net income (loss)	$—	$—	$(14,930)	$—	$(14,930)	$826	$(14,104)
Other comprehensive loss	—	—	—	(11,260)	(11,260)	(1,423)	(12,683)
Retired treasury stock from employee tax withholdings	2	(123)	(140)	—	(261)	—	(261)
Exercise of stock options	—	264	—	—	264	—	264
Non-cash compensation related to equity awards	(2)	2,225	—	—	2,223	—	2,223
Balance at June 30, 2018	$319	$381,569	$360,778	$(105,042)	$637,624	$29,963	$667,587

Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive loss	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054
Consolidated net income	$—	$—	$41,208	$—	$41,208	$2,190	$43,398
Other comprehensive loss	—	—	—	(3,042)	(3,042)	(223)	(3,265)
Retired treasury stock from employee tax withholdings	—	(40)	(1)	—	(41)	—	(41)
Cancelled stock from share repurchases	(1)	(2,064)	(2,935)	—	(5,000)	—	(5,000)
Exercise of stock options	—	94	—	—	94	—	94
Non-cash compensation related to equity awards	—	2,190	—	—	2,190	—	2,190
Balance at June 30, 2019	$319	$389,680	$470,127	$(95,959)	$764,167	$35,263	$799,430

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$57,010	$7,957
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,426	70,516
Lease amortization	11,315	—
Amortization of debt original issue discount	536	1,675
Amortization of debt issuance costs	2,310	3,325
Loss on disposal of property, plant, and equipment	—	360
(Gain) loss on extinguishment of debt	(210)	79,921
Earnings from unconsolidated joint venture, net of dividends received	183	288
Deferred income tax provision (benefit)	2,948	(2,656)
Release of uncertain tax positions	(13,457)	—
Share-based compensation	5,499	5,125
Decrease (increase) in:
Accounts receivable	(64,657)	(80,178)
Inventories of products, materials, and supplies	(22,048)	(35,134)
Other assets	3,794	5,608
Increase (decrease) in:
Accounts payable-trade	13,491	20,175
Other payables and accruals	(13,470)	(25,547)
Other long-term liabilities	(6,744)	(529)
Due to related party	(3,968)	(2,812)
Net cash provided by operating activities	35,958	48,094
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(49,985)	(42,223)
KFPC purchase of property, plant, and equipment	(425)	(653)
Purchase of software and other intangibles	(4,821)	(3,228)
Net cash used in investing activities	(55,231)	(46,104)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	40,250	713,540
Repayments of debt	(22,560)	(718,370)
KFPC proceeds from debt	14,600	10,197
KFPC repayments of debt	(26,400)	(28,661)
Capital lease payments	(83)	(520)
Purchase of treasury stock	(7,725)	(6,009)
Proceeds from the exercise of stock options	1,639	1,632
Settlement of interest rate swap	—	2,587
Debt issuance costs	—	(10,345)
Net cash used in financing activities	(279)	(35,949)
Effect of exchange rate differences on cash	(2,485)	211
Net decrease in cash and cash equivalents	(22,037)	(33,748)
Cash and cash equivalents, beginning of period	85,891	89,052
Cash and cash equivalents, end of period	$63,854	$55,304

See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$9,774	$1,470
Cash paid for interest, net of capitalized interest	$21,353	$57,063
Capitalized interest	$2,040	$1,577
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(923)	$(5,919)
Operating leases	$86,739	$—

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
Leases. See Note 2 New Accounting Pronouncements, for the impact of ASC 842, Leases, adopted in the current period.
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
In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2018-16 was completed during 2018, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-16 effective January 1, 2019.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2018-02 was completed during 2018, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-02 effective January 1, 2019.
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
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers, and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $13.2 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three and six months ended June 30, 2019, we recognized $0.3 million and $6.0 million of revenue related to these arrangements, respectively. During the three and six months ended June 30, 2018, we recognized $0.7 million and $4.5 million of revenue related to these arrangements, respectively.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Polymer Segment	(In thousands)
Performance Products	$143,181	$180,738	$281,273	$326,468
Specialty Polymers	103,487	108,289	185,497	212,307
Cariflex	51,009	48,976	91,876	88,501
Other	184	147	270	(55)
Polymer Product Line Revenue	$297,861	$338,150	$558,916	$627,221

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Chemical Segment	(In thousands)
Adhesives	$68,818	$73,978	$134,394	$147,126
Performance Chemicals	115,646	114,813	232,399	237,754
Tires	12,955	11,454	25,982	28,686
Chemical Product Line Revenue	$197,419	$200,245	$392,775	$413,566

	June 30, 2019	December 31, 2018
	(In thousands)
Contract receivables(1)	$263,036	$197,739
Contract liabilities(2)	$13,234	$13,906
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $0.6 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.1 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.2 million for both the three months ended June 30, 2019 and 2018, respectively, and $5.5 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively.

5. Detail of Certain Balance Sheet Accounts

	June 30, 2019	December 31, 2018
	(In thousands)
Inventories of products:
Finished products	$330,034	$315,361
Work in progress	6,080	5,781
Raw materials	102,792	97,550
Inventories of products, gross	438,906	418,692
Inventory reserves	(7,526)	(8,052)
Total inventories of products, net	$431,380	$410,640
Intangible assets:
Contractual agreements	$262,477	$262,624
Technology	145,880	145,698
Customer relationships	60,344	60,359
Tradenames/trademarks	80,744	80,557
Software	64,915	59,448
Intangible assets	614,360	608,686
Less accumulated amortization:
Contractual agreements	76,841	65,958
Technology	65,074	62,019
Customer relationships	38,087	37,409
Tradenames/trademarks	45,495	42,797
Software	43,377	38,465
Total accumulated amortization	268,874	246,648
Intangible assets, net of accumulated amortization	$345,486	$362,038
Other payables and accruals:
Employee related	$27,976	$35,015
Interest payable	16,447	2,201
Property, plant, and equipment accruals	10,358	10,982
Short-term operating lease liabilities	19,570	—
Other	37,729	52,497
Total other payables and accruals	$112,080	$100,695
Other long-term liabilities:
Pension and other post-retirement benefits	$119,524	$122,194
Other	47,468	60,699
Total other long-term liabilities	$166,992	$182,893

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income (loss) before reclassifications	(10,956)	3,567	2,641	—	(4,748)
Amounts reclassified from accumulated other comprehensive loss	—	(1,999)	—	—	(1,999)
Net other comprehensive income (loss) for the year	(10,956)	1,568	2,641	—	(6,747)
June 30, 2018	$(20,610)	$6,118	$715	$(91,265)	$(105,042)

December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(1,899)	(3,347)	986	—	(4,260)
Net other comprehensive income (loss) for the year	(1,899)	(3,347)	986	—	(4,260)
June 30, 2019	$(25,992)	$575	$7,139	$(77,681)	$(95,959)

6. Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income attributable to Kraton by the weighted-average number of shares outstanding excluding non-vested restricted stock awards during the period. Diluted EPS is computed by dividing net income attributable to Kraton by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled, or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.
The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$41,208	31,920		$(14,930)	31,890
Amounts allocated to unvested restricted shares	(294)	(228)		210	(449)
Amounts available to common stockholders	40,914	31,692	$1.29	(14,720)	31,441	$(0.47)
Diluted:
Amounts allocated to unvested restricted shares	294	228		(210)	449
Non participating share units	—	266		—	—
Stock options added under the treasury stock method	—	59		—	—
Amounts reallocated to unvested restricted shares	(291)	(228)		210	(449)
Amounts available to stockholders and assumed conversions	$40,917	32,017	$1.28	$(14,720)	31,441	$(0.47)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$53,876	31,938		$7,142	31,831
Amounts allocated to unvested restricted shares	(464)	(275)		(110)	(489)
Amounts available to common stockholders	53,412	31,663	$1.69	7,032	31,342	$0.22
Diluted:
Amounts allocated to unvested restricted shares	464	275		110	489
Non participating share units	—	235		—	201
Stock options added under the treasury stock method	—	61		—	254
Amounts reallocated to unvested restricted shares	(460)	(275)		(108)	(489)
Amounts available to stockholders and assumed conversions	$53,416	31,959	$1.67	$7,034	31,797	$0.22

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the six months ended June 30, 2019, we repurchased 152,986 shares of our common stock at an average price of $32.68 per share and a total cost of $5.0 million. We are not obligated to acquire any specific number of shares of our common stock.

7. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019				December 31, 2018
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$362,000	$(6,859)	$(9,453)	$345,688	$362,000	$(7,395)	$(10,171)	$344,434
Euro Tranche	341,580	—	(4,344)	337,236	342,900	—	(4,711)	338,189
7.0% Senior Notes	394,750	—	(6,234)	388,516	399,060	—	(6,622)	392,438
5.25% Senior Notes	330,194	—	(5,191)	325,003	331,470	—	(5,503)	325,967
ABL Facility	27,000	—	—	27,000	5,000	—	—	5,000
KFPC Loan Agreement	95,441	—	(47)	95,394	112,489	—	(94)	112,395
KFPC Revolving Facilities	14,490	—	—	14,490	13,012	—	—	13,012
Capital lease obligation	1,101	—	—	1,101	1,184	—	—	1,184
Total debt	1,566,556	(6,859)	(25,269)	1,534,428	1,567,115	(7,395)	(27,101)	1,532,619
Less current portion of total debt	110,105	—	—	110,105	45,321	—	—	45,321
Long-term debt	$1,456,451	$(6,859)	$(25,269)	$1,424,323	$1,521,794	$(7,395)	$(27,101)	$1,487,298

Senior Secured Term Loan Facility. As of June 30, 2019, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $362.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €300.0 million (or approximately $341.6 million). Our USD Tranche interest rate applicable margin is 2.5% and our alternative base rate applicable margin is 1.5%. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
As of the date of this filing, the effective interest rate for the USD Tranche is 4.29% and the effective interest rate for the Euro Tranche is 2.75%. The Term Loan Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing.
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
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program took place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the six months ended June 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. We recorded a $0.2 million gain on extinguishment of debt during the six months ended June 30, 2019, which includes a write off of $0.1 million related to previously capitalized deferred financing costs. The repurchase program ended March 4, 2019.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $330.2 million as of June 30, 2019) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. Our outstanding borrowings under the ABL facility were $27.0 million as of June 30, 2019. The ABL Facility matures on January 6, 2021.

Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing. For a summary of additional terms of the ABL Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Loan Agreement. As of June 30, 2019, NTD 3.0 billion (or approximately $95.4 million) was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three and six months ended June 30, 2019, our effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with certain covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2019 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement matures January 17, 2020. Subject to the terms within the KFPC Loan Agreement, we expect to elect the extension provision whereby we have the option, up to six months prior to the final maturity date, to apply to the facility agent in writing for an extension of the facility period for another two years, or January 17, 2022. We anticipate approvals by the lender syndicate by end of the third quarter 2019. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has five revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $69.2 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of June 30, 2019, NTD 450.0 million (or approximately $14.5 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $27.0 million as of June 30, 2019, of which $1.8 million related to the ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $25.3 million is recorded as a reduction to long-term debt. We amortized $1.2 million and $1.4 million for the three months ended June 30, 2019, and 2018, respectively, and $2.3 million and $3.3 million during the six months ended June 30, 2019 and 2018, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2019, are as follows:

Principal Payments
(In thousands)
July 1, 2019 through June 30, 2020	$110,105
July 1, 2020 through June 30, 2021	27,185
July 1, 2021 through June 30, 2022	196
July 1, 2022 through June 30, 2023	208
July 1, 2023 through June 30, 2024	221
Thereafter	1,428,641
Total debt	$1,566,556

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of June 30, 2019 and December 31, 2018, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$258	$—	$258
Derivative asset – noncurrent	Other long-term assets	603	—	603
Retirement plan asset – noncurrent	Other long-term asset	2,640	2,640	—
Derivative liability – current	Other payables and accruals	112	—	112
Total		$3,613	$2,640	$973

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$1,558	$—	$1,558
Derivative asset – noncurrent	Other long-term assets	3,635	—	3,635
Retirement plan asset – noncurrent	Other long-term assets	2,485	2,485	—
Derivative liability – current	Other payables and accruals	13	—	13
Total		$7,691	$2,485	$5,206

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$362,000	$361,323	$362,000	$352,498
Euro Tranche (significant other observable inputs – level 2)	$341,580	$342,434	$342,900	$338,830
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$400,194	$399,060	$369,561
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$330,194	$341,790	$331,470	$299,125
ABL Facility	$27,000	$27,000	$5,000	$5,000
Capital lease obligation	$1,101	$1,101	$1,184	$1,184
KFPC Loan Agreement	$95,441	$95,441	$112,489	$112,489
KFPC Revolving Facilities	$14,490	$14,490	$13,012	$13,012

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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $715.4 million of our interest rate swaps as of December 31, 2018, including the expiration of the notional value of $90.0 million interest rate swap agreement entered into in May 2018. As a result, at June 30, 2019, the total notional value of our interest rate swaps was $300.0 million, which effectively hedges the outstanding USD Tranche, fixing LIBOR at 1.608%. We recorded an unrealized loss of $2.6 million and an unrealized gain of $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and an unrealized loss of $4.3 million and an unrealized gain of $4.6 million during the six months ended June 30, 2019 and 2018, respectively, in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income (loss) the settlement of a portion of our interest rate swap that amounted to a $2.6 million gain for the six months ended June 30, 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $0.3 million and a loss of $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and a loss of $1.9 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $1.3 million and $3.5 million for the six months ended June 30, 2019 and 2018, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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
9. Income Taxes
Our income tax provision was a benefit of $6.8 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and a benefit of $4.2 million and an expense of $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 18.7% and 11.6% for the three months ended June 30, 2019 and 2018, respectively, and 7.9% and 4.9% for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S tax audit. During the six months ended June 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions and our uncertain tax positions.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income taxes at the statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.3	1.3	1.3	1.8
Foreign tax rate differential	(9.2)	8.5	(6.3)	(50.2)
Permanent differences	7.3	(11.8)	2.1	(1.7)
Uncertain tax positions	(38.4)	(3.3)	(25.4)	12.6
Valuation allowance	(0.8)	(4.0)	(0.8)	5.3
Return to provision adjustments	0.1	(0.1)	0.2	16.1
Other	—	—	—	—
Effective tax rate	(18.7)%	11.6%	(7.9)%	4.9%

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
As of June 30, 2019 and December 31, 2018, we recorded a valuation allowance of $42.1 million and $42.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively, primarily related to current period utilization of net operating loss carryforwards in certain jurisdictions. We increased our valuation allowances by $0.6 million and $0.4 million for the three and six months ended June 30, 2018, respectively, primarily related to current period net operating losses in the U.S.
For the period ending June 30, 2019, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
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
As of June 30, 2019 and December 31, 2018, we had total unrecognized tax benefits of $16.1 million and $29.6 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and six months ended June 30, 2019, we had a decrease of $13.9 million and $13.5 million, respectively, primarily related to the closing of the U.S. tax audit for the pre-acquisition tax return filing. During the three and six months ended June 30, 2018, we had an increase of $0.1 million and $0.9 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. For the year ending December 31, 2019, we expect to release $19.7 million in reserves, of which $14.0 million was released during the three months ended June 30, 2019 as a result of the closing of certain U.S. tax audits.
The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% and created new taxes on certain foreign-sourced earnings and certain related-party payments.
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
10. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842 Leases
Substantially all our operating lease ROU assets and operating lease liability represents leases, with a term greater than one year, for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases. These leases were discounted using a rate of 3.125%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

Six Months Ended June 30, 2019
(In thousands)
Lease cost	$11,315
Variable lease cost	115
Operating lease expense	$11,430

The operating lease liabilities arising from obtaining ROU assets as of June 30, 2019 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$1,703	$24,800	35.1%	49	17.2
Buildings	13,986	9,263	30.8%	37	11.4
Equipment	2,582	9,750	16.3%	27	4.4
Land	7,083	43	9.4%	468	44.2
Other	651	5,597	8.3%	19	1.6
Total	$26,005	$49,453			78.8

The following tables show the undiscounted cash flows for the operating lease liabilities.

June 30, 2019
(In thousands)
July 1, 2019 through December 31, 2019	$11,641
2020	20,180
2021	15,538
2022	10,301
2023	7,040
Thereafter	17,776
Total undiscounted operating lease liabilities	82,476

Present value discount	(7,476)
Foreign currency and other	458
Total discounted operating lease liabilities	$75,458

December 31, 2018
(In thousands)
2019	$19,065
2020	16,891
2021	12,385
2022	8,284
2023	5,137
Thereafter	8,498
Total undiscounted operating lease liabilities	$70,260

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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Beginning balance	$5,703	$5,712
Accretion expense	177	168
Obligations settled	(206)	(40)
Foreign currency translation	(15)	(141)
Ending balance	$5,659	$5,699

Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million as of June 30, 2018.
Except for the presentation on the Condensed Consolidated Balance Sheets for the impact of ASU 842, there have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$557	$389	$906	$632	$1,310	$778	$1,793	$1,283
Interest cost	1,946	516	1,795	527	3,884	1,049	3,590	1,068
Expected return on plan assets	(2,513)	(611)	(2,453)	(684)	(5,030)	(1,244)	(4,905)	(1,384)
Amortization of prior service cost	—	8	(1,235)	4	—	17	—	7
Amortization of net actuarial loss	990	104	2,452	163	1,835	210	2,452	331
Net periodic benefit cost	$980	$406	$1,465	$642	$1,999	$810	$2,930	$1,305

The components of net periodic benefit costs other than the service cost component are included in Other expense on our Condensed Consolidated Statements of Operations.
We made contributions of $6.5 million and $6.6 million to our pension plans in the six months ended June 30, 2019 and 2018, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$90	$124	$180	$279
Interest cost	240	344	480	679
Amortization of prior service cost	(438)	194	(875)	382
Amortization of net actuarial loss	175	—	350	—
Net periodic benefit cost	$67	$662	$135	$1,340

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$297,861	$197,419	$495,280	$338,150	$200,245	$538,395
Cost of goods sold	218,995	147,083	366,078	228,304	139,382	367,686
Gross profit	78,866	50,336	129,202	109,846	60,863	170,709
Operating expenses:
Research and development	7,338	2,835	10,173	7,386	3,088	10,474
Selling, general, and administrative	22,206	16,251	38,457	24,461	17,514	41,975
Depreciation and amortization	14,343	17,561	31,904	17,598	17,542	35,140
Gain on insurance proceeds	—	(7,500)	(7,500)	—	—	—
Loss on disposal of fixed assets	—	—	—	170	163	333
Operating income	$34,979	$21,189	56,168	$60,231	$22,556	82,787
Other expense			(417)			(1,107)
Loss on extinguishment of debt			—			(72,330)
Earnings of unconsolidated joint venture			140			120
Interest expense, net			(19,339)			(25,416)
Income (loss) before income taxes			$36,552			$(15,946)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$558,916	$392,775	$951,691	$627,221	$413,566	$1,040,787
Cost of goods sold	426,164	289,323	715,487	435,944	287,056	723,000
Gross profit	132,752	103,452	236,204	191,277	126,510	317,787
Operating expenses:
Research and development	14,905	5,819	20,724	14,833	6,438	21,271
Selling, general, and administrative	45,304	34,047	79,351	47,981	32,717	80,698
Depreciation and amortization	28,314	35,112	63,426	35,360	35,156	70,516
Gain on insurance proceeds	—	(18,600)	(18,600)	—	—	—
Loss on disposal of fixed assets	—	—	—	72	288	360
Operating income	$44,229	$47,074	91,303	$93,031	$51,911	144,942
Other expense			(676)			(2,220)
Gain (loss) on extinguishment of debt			210			(79,921)
Earnings of unconsolidated joint venture			261			257
Interest expense, net			(38,280)			(54,692)
Income before income taxes			$52,818			$8,366

The following table presents long-lived assets including goodwill and total assets.

	June 30, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$545,998	$398,742	$944,740	$543,086	$398,390	$941,476
Investment in unconsolidated joint venture	$11,852	$—	$11,852	$12,070	$—	$12,070
Goodwill	$—	$772,939	$772,939	$—	$772,886	$772,886
Total assets	$1,215,208	$1,793,497	$3,008,705	$1,160,029	$1,734,675	$2,894,704

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$104,178	$85,266	$189,444	$110,260	$81,231	$191,491
Germany	29,086	12,297	41,383	39,665	12,850	52,515
All other countries	164,597	99,856	264,453	188,225	106,164	294,389
	$297,861	$197,419	$495,280	$338,150	$200,245	$538,395

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$192,146	$165,623	$357,769	$213,989	$162,555	$376,544
Germany	54,997	27,278	82,275	71,507	29,086	100,593
All other countries	311,773	199,874	511,647	341,725	221,925	563,650
	$558,916	$392,775	$951,691	$627,221	$413,566	$1,040,787

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $29.9 million and $19.5 million during the six months ended June 30, 2019 and 2018, respectively, and capital expenditures for our Chemical segment were $20.1 million and $22.7 million during the six months ended June 30, 2019 and 2018, respectively.
Impact of Hurricane Michael
During the six months ended June 30, 2019, we incurred an incremental $12.8 million of direct costs as we continued to ramp production back to operating capacity. Our insurance carrier provided an additional $17.5 million of advance reimbursement under our insurance policies, recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations (including $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, during the first quarter of 2019). The $18.6 million gain on insurance fully offsets the lost margin in the first quarter of 2019 and reimburses us for a portion of the direct costs we have incurred to date. We currently estimate the replacement cost associated with damaged equipment to be in a range of $9.0 million to $11.0 million. We have spent $5.6 million as of June 30, 2019. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $16.5 million and $20.1 million as of June 30, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $8.2 million and $7.2 million for the three months ended June 30, 2019 and 2018, respectively, and $16.4 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.7 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $13.6 million and $7.4 million for the three months ended June 30, 2019 and 2018, respectively, and $25.4 million and $13.1 million for the six months ended June 30, 2019 and 2018, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.

14. Variable Interest Entity
We hold a variable interest in a joint venture with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan. Included in the below assets and liabilities is a land lease with FPCC to support our operations at the HSBC plant. Kraton and FPCC are each 50% owners of the joint venture company, KFPC. Under the provisions of an offtake agreement with KFPC, we have exclusive rights to purchase all production from KFPC. Additionally, following a ramp-up period, the agreement requires us to purchase a minimum of 80% of the plant production capacity each year at a defined fixed margin. This offtake agreement represents a variable interest that provides us the power to direct the most significant activities of KFPC and exposes us to the economic variability of the joint venture. As such, we have determined that we are the primary beneficiary of this variable interest entity. As a result, we have consolidated KFPC in our financial statements and reflected FPCC’s 50% ownership as a noncontrolling interest.
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2019 and December 31, 2018 for KFPC before intercompany eliminations.

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$5,204	$6,640
Other current assets	18,035	18,363
Property, plant, and equipment, net	154,529	159,893
Intangible assets	8,178	8,590
Long-term operating lease assets, net	6,953	—
Other long-term assets	8,939	11,838
Total assets	$201,838	$205,324

Current portion of long-term debt	$109,931	$45,152
Current liabilities	14,704	14,996
Long-term debt	—	80,255
Long-term operating lease liabilities	6,677	—
Total liabilities	$131,312	$140,403

15. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions, other than described above, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2019.

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
Our paving and roofing applications provide durability, extending road and roof life. Our products are also found in medical applications, personal care products such as disposable diapers, oil additives, gels, and various other consumer goods. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by Geography:	(In thousands)
Americas	$211,456	$231,562	$401,729	$441,640
Europe, Middle East, and Africa	160,394	189,945	319,775	367,534
Asia Pacific	123,430	116,888	230,187	231,613
Total revenue	$495,280	$538,395	$951,691	$1,040,787
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for the Polymer segment and increased for the Chemical segment during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Average purchase prices of our raw materials decreased for the Polymer segment and increased for the Chemical segment during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
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
Recent Developments and Certain Known Trends
Our business is subject to a number of known risks and uncertainties, some of which are a result of recent developments.
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10.0% tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which increased up to 25.0% in 2019 on raw material imports of ours. In addition, China has enacted tariffs on certain goods imported into China from the United States ranging from 0.0% to 25.0% impacting our sales into China during 2019. We have implemented certain mitigation efforts to minimize the effects of any pricing and supply conditions.
Hurricane Michael. In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. In November 2018, restoration of operations for the CTO refinery were complete. Our CST refinery was restored to full operational capacity during the first quarter of 2019.
During the six months ended June 30, 2019, we estimate the margin associated with lost sales due to Hurricane Michael to be $5.9 million, and we incurred an incremental $12.8 million of direct costs as we continued to ramp production back to operating capacity. Our insurance carrier provided an additional $17.5 million of advance reimbursement under our insurance policies. The $18.6 million gain on insurance, recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations (including $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, during the first quarter of 2019) fully offsets the lost margin in the first quarter of 2019 and reimburses us for a portion of the direct costs we have incurred to date. We currently estimate the replacement cost associated with damaged equipment to be in a range of $9.0 million to $11.0 million. We have spent $5.6 million as of June 30, 2019. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
Logistics cost. We, like many others, have experienced an increase in transportation and logistics costs. The higher costs began for us in 2018, and we believe are the result of a shortage of U.S. truck drivers, coupled with a recent consolidation of ocean freight carriers. This is a trend we expect to continue throughout 2019.

Strategic alternatives for Cariflex business. In February 2019, the Company's board of directors initiated a process to review strategic alternatives for our Cariflex business, which may result in a sale of that business. The initial phase of due diligence is in the process of being completed. There can be no assurance that the strategic review of Cariflex will result in the completion of a transaction. The Company's board of directors has not set a timetable for the completion of the strategic review. As of June 30, 2019, no assets are classified as held for sale.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$495,280	$538,395	$951,691	$1,040,787
Cost of goods sold	366,078	367,686	715,487	723,000
Gross profit	129,202	170,709	236,204	317,787
Operating expenses:
Research and development	10,173	10,474	20,724	21,271
Selling, general, and administrative	38,457	41,975	79,351	80,698
Depreciation and amortization	31,904	35,140	63,426	70,516
Gain on insurance proceeds	(7,500)	—	(18,600)	—
Loss on disposal of fixed assets	—	333	—	360
Operating income	56,168	82,787	91,303	144,942
Other expense	(417)	(1,107)	(676)	(2,220)
Gain (loss) on extinguishment of debt	—	(72,330)	210	(79,921)
Earnings of unconsolidated joint venture	140	120	261	257
Interest expense, net	(19,339)	(25,416)	(38,280)	(54,692)
Income (loss) before income taxes	36,552	(15,946)	52,818	8,366
Income tax benefit (expense)	6,846	1,842	4,192	(409)
Consolidated net income (loss)	43,398	(14,104)	57,010	7,957
Net income attributable to noncontrolling interest	(2,190)	(826)	(3,134)	(815)
Net income (loss) attributable to Kraton	$41,208	$(14,930)	$53,876	$7,142
Earnings (loss) per common share:
Basic	$1.29	$(0.47)	$1.69	$0.22
Diluted	$1.28	$(0.47)	$1.67	$0.22
Weighted average common shares outstanding:
Basic	31,692	31,441	31,663	31,342
Diluted	32,017	31,441	31,959	31,797
Consolidated Results
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Revenue was $495.3 million for the three months ended June 30, 2019 compared to $538.4 million for the three months ended June 30, 2018, a decrease of $43.1 million or 8.0%. Revenue declined $40.3 million and $2.8 million for the Polymer and Chemical segment, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $366.1 million for the three months ended June 30, 2019 compared to $367.7 million for the three months ended June 30, 2018, a decrease of $1.6 million or 0.4%. Cost of goods sold decreased $9.3 million for the Polymer segment and increased $7.7 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $38.5 million for the three months ended June 30, 2019 compared to $42.0 million for the three months ended June 30, 2018. The $3.5 million decrease is primarily attributable to lower employee related costs, partially offset by higher transaction, acquisition, and restructuring costs.

Depreciation and amortization was $31.9 million for the three months ended June 30, 2019 compared to $35.1 million for the three months ended June 30, 2018. The decrease of $3.2 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018 and impacts from foreign exchange rates.
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
Interest expense, net, was $19.3 million for the three months ended June 30, 2019 compared to $25.4 million for the three months ended June 30, 2018, a decrease of $6.1 million. The decrease is due to refinancing activities and lower overall indebtedness.
Income tax provision was a benefit of $6.8 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 18.7% and 11.6% for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S tax audit. During the three months ended June 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various jurisdictions and permanent items.
Net income attributable to Kraton was $41.2 million, or $1.28 per diluted share, for the three months ended June 30, 2019, an increase of $56.1 million compared to net loss of $14.9 million, or $0.47 per diluted share, for the three months ended June 30, 2018. Adjusted Diluted Earnings Per Share (non-GAAP) was $1.58 for the three months ended June 30, 2019 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.88 for the three months ended June 30, 2018. See a reconciliation of generally accepted accounting principles (“GAAP”) Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Revenue was $951.7 million for the six months ended June 30, 2019 compared to $1,040.8 million for the six months ended June 30, 2018, a decrease of $89.1 million or 8.6%. Revenue decreased $68.3 million and $20.8 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $715.5 million for the six months ended June 30, 2019 compared to $723.0 million for the six months ended June 30, 2018, a decrease of $7.5 million or 1.0%. Cost of goods sold decreased $9.8 million for the Polymer segment and increased $2.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $79.4 million for the six months ended June 30, 2019 compared to $80.7 million for the six months ended June 30, 2018. The $1.3 million decrease is primarily attributable to lower employee related costs, partially offset by higher transaction, acquisition, and restructuring costs.
Depreciation and amortization was $63.4 million for the six months ended June 30, 2019 compared to $70.5 million for the six months ended June 30, 2018. The decrease of $7.1 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018 and impacts from foreign exchange rates.
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
Interest expense, net, was $38.3 million for the six months ended June 30, 2019 compared to $54.7 million for the six months ended June 30, 2018, a decrease of $16.4 million. The decrease is due to refinancing activities and lower overall indebtedness.
Our income tax provision was a benefit of $4.2 million and an expense $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 7.9% and 4.9% for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S tax audit. During the six months ended June 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various jurisdictions and permanent items.

Net income attributable to Kraton was $53.9 million, or $1.67 per diluted share, for the six months ended June 30, 2019, an increase of $46.7 million compared to net income of $7.1 million, or $0.22 per diluted share, for the six months ended June 30, 2018. Adjusted Diluted Earnings Per Share (non-GAAP) was $2.46 for the six months ended June 30, 2019 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.47 for the six months ended June 30, 2018. See a reconciliation of GAAP Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Performance Products	$143,181	$180,738	$281,273	$326,468
Specialty Polymers	103,487	108,289	185,497	212,307
Cariflex	51,009	48,976	91,876	88,501
Other	184	147	270	(55)
Polymer Segment Revenue	$297,861	$338,150	$558,916	$627,221

Operating income	$34,979	$60,231	$44,229	$93,031
Adjusted EBITDA (non-GAAP)(1)	$60,178	$68,695	$108,331	$113,461
Adjusted EBITDA margin (non-GAAP)(2)	20.2%	20.3%	19.4%	18.1%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Revenue for the Polymer segment was $297.9 million for the three months ended June 30, 2019 compared to $338.2 million for the three months ended June 30, 2018. The decrease was driven by lower sales volumes, and to a lesser extent, lower average sales prices resulting from lower raw material costs. Sales volumes of 80.2 kilotons for the three months ended June 30, 2019 declined 8.6% compared to the three months ended June 30, 2018 sales volumes of 87.7 kilotons. Performance Products sales volumes decreased 13.9% due to a slow start to the paving and roofing season, as a result of poor weather conditions in North America and Europe, coupled with competitive pressures from Asia. Cariflex sales volumes increased 10.1% primarily from higher latex sales into surgical glove applications and Specialty Polymers sales volumes increased 1.9% due to higher sales into lubricant additive applications. The negative effect from changes in currency exchange rates between the periods was $9.9 million.
Cost of goods sold was $219.0 million for the three months ended June 30, 2019 compared to $228.3 million for the three months ended June 30, 2018, a decrease of $9.3 million or 4.1%. The decrease in cost of goods sold reflects lower sales volumes, and to a lesser extent, lower raw material costs. These decreases are partially offset by the cost of consumed raw materials, which has higher average costs on a first-in, first-out measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $6.7 million.
For the three months ended June 30, 2019, the Polymer segment operating income was $35.0 million compared to $60.2 million for the three months ended June 30, 2018.
For the three months ended June 30, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $60.2 million compared to $68.7 million for the three months ended June 30, 2018. The decline in Adjusted EBITDA was due to the aforementioned slow start to the paving and roofing season, coupled with competitive pressures from Asia, impacting sales in Performance Products. This was partially offset by higher sales volumes in the Cariflex product group. The negative effect from changes in currency exchange rates between the periods was $2.6 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Revenue for the Polymer segment was $558.9 million for the six months ended June 30, 2019 compared to $627.2 million for the six months ended June 30, 2018. The decrease was driven by lower sales volumes, and to a lesser extent, lower average sales prices resulting from lower raw material costs. Sales volumes of 154.0 kilotons for the six months ended June 30, 2019 decreased 6.8% compared to the six months ended June 30, 2018. Specialty Products sales volumes decreased 9.0% as a result of economic slow down in China and greater Asia. The 7.4% decline in Performance Products sales volumes is largely associated with a slow start to the paving and roofing season, as a result of poor weather conditions in North America and Europe, coupled with competitive pressures from Asia. Cariflex sales volumes increased 7.8%, primarily from higher latex sales into surgical glove applications. The negative impact from changes in currency exchange rates between the periods was $18.3 million.
Cost of goods sold was $426.2 million for the six months ended June 30, 2019 compared to $435.9 million for the six months ended June 30, 2018, a decrease of $9.8 million or 2.2%. The decrease in cost of goods sold reflects lower sales volumes, and to a lesser extent, lower raw material costs. These decreases are partially offset by the cost of consumed raw materials, which has higher average costs on a first-in, first-out measurement basis of accounting. These higher costs were partially offset by overall improved operating performance at our manufacturing sites. The positive effect from changes in currency exchange rates between the periods was $12.2 million.
For the six months ended June 30, 2019, the Polymer segment operating income was $44.2 million compared to $93.0 million for the six months ended June 30, 2018.
For the six months ended June 30, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $108.3 million compared to $113.5 million for the six months ended June 30, 2018. The 4.5% decrease in Adjusted EBITDA is due to the economic slow down in China and greater Asia impacting sales of Specialty Polymers and the slow start to the paving and roofing season, coupled with competitive pressures from Asia, impacting sales in Performance Products. This was partially offset by overall improved operating performance and higher sales volumes in the Cariflex product group. The negative effect from changes in currency exchange rates between the periods was $4.0 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Adhesives	$68,818	$73,978	$134,394	$147,126
Performance Chemicals	115,646	114,813	232,399	237,754
Tires	12,955	11,454	25,982	28,686
Chemical Segment Revenue	$197,419	$200,245	$392,775	$413,566

Operating income	$21,189	$22,556	$47,074	$51,911
Adjusted EBITDA (non-GAAP)(1)	$41,882	$36,929	$83,161	$80,788
Adjusted EBITDA margin (non-GAAP)(2)(3)	21.2%	18.4%	21.2%	19.5%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the six months ended June 30, 2019, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 20.7%.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Revenue for the Chemical segment was $197.4 million for the three months ended June 30, 2019 compared to $200.2 million for the three months ended June 30, 2018. The decrease in revenue was attributable to lower sales volumes, partially offset by higher average selling prices for upgraded product streams. Sales volumes were 103.8 kilotons for the three months ended June 30, 2019, a decrease of 7.0 kilotons or 6.3%, as a result of constrained availability of raw materials primarily in North America, a trend that we expect to continue during 2019, and lower non-recurring raw materials sales when compared to the second quarter of 2018. The decline resulted in an 8.9% and 1.7% decrease in Performance Chemicals and Adhesives sales volumes, respectively, partially offset by a 4.8% increase in Tires sales volumes. The negative effect from changes in currency exchange rates between the periods was $5.1 million.
Cost of goods sold was $147.1 million for the three months ended June 30, 2019 compared to $139.4 million for the three months ended June 30, 2018, an increase of $7.7 million or 5.5%. The increase was driven by higher average raw material costs as a result of increased energy costs, partially offset by lower sales volumes and reflecting lower planned maintenance activities in 2019, when compared to the same period in 2018. The positive impact from changes in currency exchange rates between the periods of $4.9 million.
During the three months ended June 30, 2019, we incurred an incremental $6.9 million of direct costs associated with Hurricane Michael. Our insurance carrier also provided an additional $7.5 million of advance reimbursement under our insurance policies, which was recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations. The $7.5 million gain on insurance proceeds reimburses us for a portion of the direct costs we have incurred to date. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
For the three months ended June 30, 2019, the Chemical segment operating income was $21.2 million compared $22.6 million for the three months ended June 30, 2018.
For the three months ended June 30, 2019, the Chemical segment generated $41.9 million of Adjusted EBITDA (non-GAAP) compared to $36.9 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was primarily driven by higher margins for upgraded product streams and lower fixed costs largely due to lower planned maintenance activities in 2019, when compared to the same period in 2018, partially offset by lower sales volumes. The positive effect from changes in currency exchange rates between the periods was $0.0 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Revenue for the Chemical segment was $392.8 million for the six months ended June 30, 2019 compared to $413.6 million for the six months ended June 30, 2018. The decrease in Chemical segment revenue was primarily attributable to lower sales volumes, partially offset by higher average selling prices for upgraded product streams. Sales volumes were 207.5 kilotons for the six months ended June 30, 2019, a decrease of 19.2 kilotons or 8.5%, as a result of constrained availability of raw materials primarily in North America, a trend which we expect to continue during 2019, and lower non-recurring raw materials sales when compared to the six months ended June 30, 2018 and lower operating rates during the six months ended June 30, 2019 at our Panama City facility due to the impacts of Hurricane Michael. As a result, Performance Chemicals and Adhesives sales volumes decreased 11.9% and 1.6%, respectively, partially offset by an increase of 2.1% in Tires sales volumes. The negative effect from changes in currency exchange rates between the periods was $12.5 million.
Cost of goods sold was $289.3 million for the six months ended June 30, 2019 compared to $287.1 million for the six months ended June 30, 2018, an increase of $2.3 million or 0.8%. The increase was driven by higher average raw material costs as a result of increased energy costs, partially offset by lower sales volumes, and reflecting lower planned maintenance activities in 2019, when compared to the same period in 2018. The positive impact from changes in currency exchange rates between the periods was $11.4 million.
During the six months ended June 30, 2019, we estimate the margin associated with lost sales due to Hurricane Michael to be $5.9 million, and we incurred an incremental $12.8 million of direct costs as we continued to ramp production back to operating capacity. Our insurance carrier provided an additional $17.5 million of advance reimbursement under our insurance policies. The $18.6 million gain on insurance, recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations (including $1.1 million of proceeds received during the fourth quarter of 2018, but which was deferred at that time as unearned until realizable, during the first quarter of 2019) fully offsets the lost margin in the first quarter of 2019 and reimburses us for a portion of the direct costs we have incurred to date. We continue to work with our insurance carriers to resolve all claims under our business interruption and property coverage.
For the six months ended June 30, 2019, the Chemical segment operating income was $47.1 million compared to $51.9 million for the six months ended June 30, 2018.
For the six months ended June 30, 2019, the Chemical segment generated $83.2 million of Adjusted EBITDA (non-GAAP) compared to $80.8 million for the six months ended June 30, 2018. The 2.9% increase in Adjusted EBITDA was primarily driven by higher margins for upgraded product streams and lower fixed costs largely due to lower planned maintenance activities in 2019, when compared to the same period in 2018, partially offset by lower sales volumes. The negative effect from changes in currency exchange rates between the periods was $0.4 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
EBITDA(2)(4)	$87,795	$44,610	$154,524	$133,574
Adjusted EBITDA(1)(3)(4)	$102,060	$105,624	$191,492	$194,249
Adjusted Diluted Earnings Per Share(1)(4)	$1.58	$0.88	$2.46	$1.47
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

(4)
Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share is $7.5 million and $18.6 million, which was recognized as a gain on insurance proceeds in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively, associated with Hurricane Michael.

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

We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$41,208			$(14,930)
Net income attributable to noncontrolling interest			2,190			826
Consolidated net income (loss)			43,398			(14,104)
Add (deduct):
Income tax benefit			(6,846)			(1,842)
Interest expense, net			19,339			25,416
Earnings of unconsolidated joint venture			(140)			(120)
Loss on extinguishment of debt			—			72,330
Other expense			417			1,107
Operating income	$34,979	$21,189	56,168	$60,231	$22,556	82,787
Add (deduct):
Depreciation and amortization	14,343	17,561	31,904	17,598	17,542	35,140
Other income (expense)	(618)	201	(417)	(1,318)	211	(1,107)
Loss on extinguishment of debt	—	—	—	(72,330)	—	(72,330)
Earnings of unconsolidated joint venture	140	—	140	120	—	120
EBITDA (a)	48,844	38,951	87,795	4,301	40,309	44,610
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	2,395	166	2,561	768	473	1,241
Loss on extinguishment of debt	—	—	—	72,330	—	72,330
Hurricane related costs (c)	—	6,944	6,944	—	—	—
Hurricane reimbursements (d)	—	(7,500)	(7,500)	—	—	—
KFPC startup costs (e)	—	—	—	897	—	897
Non-cash compensation expense	2,190	—	2,190	2,223	—	2,223
Spread between FIFO and ECRC	6,749	3,321	10,070	(11,824)	(3,853)	(15,677)
Adjusted EBITDA	$60,178	$41,882	$102,060	$68,695	$36,929	$105,624
_____________________________________________________

(a)	Included in EBITDA is a $7.5 million gain on insurance, a reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we continue to work with our insurance carriers to finalize our claim for reimbursement of incremental costs incurred, we have identified an additional $2.6 million of costs incurred during the six months ended June 30, 2019. Of this amount, $1.6 million was incurred during the first quarter of 2019.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(e)	Startup costs related to the joint venture company, KFPC.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$53,876			$7,142
Net income attributable to noncontrolling interest			3,134			815
Consolidated net income			57,010			7,957
Add (deduct):
Income tax (benefit) expense			(4,192)			409
Interest expense, net			38,280			54,692
Earnings of unconsolidated joint venture			(261)			(257)
Gain (loss) on extinguishment of debt			(210)			79,921
Other expense			676			2,220
Operating income	$44,229	$47,074	91,303	$93,031	$51,911	144,942
Add (deduct):
Depreciation and amortization	28,314	35,112	63,426	35,360	35,156	70,516
Other income (expense)	(1,045)	369	(676)	(2,642)	422	(2,220)
Gain (loss) on extinguishment of debt	210	—	210	(79,921)	—	(79,921)
Earnings of unconsolidated joint venture	261	—	261	257	—	257
EBITDA (a)	71,969	82,555	154,524	46,085	87,489	133,574
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	3,109	564	3,673	1,373	(786)	587
(Gain) loss on extinguishment of debt	(210)	—	(210)	79,921	—	79,921
Hurricane related costs (c)	—	12,805	12,805	—	—	—
Hurricane reimbursements (d)	—	(12,720)	(12,720)	—	—	—
KFPC startup costs (e)	—	—	—	897	—	897
Non-cash compensation expense	5,499	—	5,499	5,125	—	5,125
Spread between FIFO and ECRC	27,964	(43)	27,921	(19,940)	(5,915)	(25,855)
Adjusted EBITDA	$108,331	$83,161	$191,492	$113,461	$80,788	$194,249
_____________________________________________________

(a)
Included in EBITDA is an $18.6 million gain on insurance, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)	Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(e)	Startup costs related to the joint venture company, KFPC.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted Earnings (Loss) Per Share	$1.28	$(0.47)	$1.67	$0.22
Transaction, acquisition related costs, restructuring, and other costs (a)	0.06	0.03	0.09	0.01
(Gain) loss on extinguishment of debt	—	1.71	(0.01)	1.89
Hurricane related costs (b)	0.22	—	0.40	—
Hurricane reimbursements (c)	(0.23)	—	(0.39)	—
KFPC startup costs (d)	—	0.01	—	0.01
Spread between FIFO and ECRC	0.25	(0.40)	0.70	(0.66)
Adjusted Diluted Earnings Per Share (non-GAAP)	$1.58	$0.88	$2.46	$1.47
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we continue to work with our insurance carriers to finalize our claim for reimbursement of incremental costs incurred, we have identified an additional $2.6 million of costs incurred during the six months ended June 30, 2019. Of this amount, $1.6 million was incurred during the first quarter of 2019.

(c)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(d)	Startup costs related to the joint venture company, KFPC.

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
As of June 30, 2019, our outstanding borrowings included (i) $362.0 million and €300.0 million (or approximately $341.6 million) under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility, (ii) $394.8 million and €290.0 million (or approximately $330.2 million as of June 30, 2019) under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $27.0 million under our ABL Facility.
In addition, as of June 30, 2019, KFPC had NTD 3.0 billion (or approximately $95.4 million) and NTD 450.0 million (or approximately $14.5 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement matures January 17, 2020. Subject to the terms within the KFPC Loan Agreement, we expect to elect the extension provision whereby we have the option, up to six months prior to the final maturity date, to apply to the facility agent in writing for an extension of the facility period for another two years, or January 17, 2022. We anticipate approvals by the lender syndicate by end of the third quarter 2019.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the six months ended June 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. As of the date of this filing, we repurchased $5.3 million of our 7.0% Senior Notes. The repurchase program ended March 4, 2019.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL was $208.2 million, with $36.0 million of outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $6.5 million and $6.6 million to our pension plans during the six months ended June 30, 2019 and 2018, respectively. We expect our total pension plan contributions for the year ended December 31, 2019 to be approximately $11.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2019, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2020 and beyond.
As of June 30, 2019, we had $57.9 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of June 30, 2019, the remaining long-term tax payable related to the Tax Act of $11.9 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash provided by operating activities totaled $36.0 million during the six months ended June 30, 2019 compared to net cash provided by operating activities of $48.1 million during the six months ended June 30, 2018. This represents a net decrease in operating cash flows of $12.1 million, which was primarily driven by decreases in operating income, partially offset by a decrease in working capital. The period-over-period changes in working capital are as follows:

•	$15.5 million increase in cash flows associated with lower accounts receivables, largely due to lower selling prices; and

•	$13.1 million increase in cash flows associated with lower inventories of products, materials, and supplies largely due to lower raw material costs, partially offset by higher inventory levels; and

•	$12.1 million increase in cash flows associated with higher other payables and accruals, primarily driven by timing of interest payments; partially offset by;

•	$6.7 million decrease in cash flows associated with lower accounts payable due to lower raw material costs; and

•	$9.2 million decrease in cash flows associated with other items, including other assets, other long term liabilities, and due to related parties, primarily due to timing of transactions and payments.
Investing Cash Flows
Net cash used in investing activities totaled $55.2 million for the six months ended June 30, 2019 and $46.1 million for the six months ended June 30, 2018.
Expected Capital Expenditures
We currently expect 2019 capital expenditures in aggregate will be approximately $110.0 million, which excludes capitalized interest. Included in this estimate is $55.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. We also anticipate spending approximately $25.0 million primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems. We are evaluating certain strategic capital activities, for which we expect to fund approximately $30.0 million of capital expenditures.
Financing Cash Flows
Our consolidated capital structure as of June 30, 2019 was approximately 32.3% equity, 66.2% debt and 1.5% noncontrolling interest compared to approximately 30.9% equity, 67.7% debt and 1.4% noncontrolling interest December 31, 2018.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. During the six months ended June 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes.
During the six months ended June 30, 2019, we increased indebtedness, excluding impacts on foreign currency, by $3.2 million, while decreasing cash on hand by approximately $22.0 million.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the six months ended June 30, 2019, we repurchased 152,986 shares of our common stock at an average price of $32.68 per share and a total cost of $5.0 million. We are not obligated to acquire any specific number of shares of our common stock.
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
We are not involved in any material off-balance sheet arrangements as of June 30, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. See Note 8 Fair Value Measurements, Financial Instruments, and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
There has been no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the six months ended June 30, 2019, we repurchased 152,986 shares of our common stock at an average price of $32.68 per share and a total cost of $5.0 million. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the date when the withholding is made.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
January 1, 2019 through January 31, 2019	1,049	$25.55
February 1, 2019 through February 28, 2019	43,469	35.67
March 1, 2019 through March 31, 2019	688	35.75
April 1, 2019 through April 30, 2019	13,445	32.91	12,654	$49,583,619
May 1, 2019 through May 31, 2019	140,456	32.66	140,332	45,000,015
June 1, 2019 through June 30, 2019	—	—	—	45,000,015
Total	199,107	$33.31	152,986	$45,000,015
_____________________________________________________

(1)
The total number of shares disclosed in this column includes 46,121 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.

(2)	This column contains repurchases under the Share Repurchase Program.

Item 3.	Default Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
On May 23, 2019, the Company’s board of directors approved the ratification of certain grants of stock options, restricted stock awards, performance restricted stock units, and restricted stock units, (collectively, the “Awards”) under the Kraton Corporation 2009 Cash and Equity Incentive Plan, as amended, and the Kraton Corporation 2016 Equity Incentive Plan (collectively, the “Plan”), pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware. The Awards were made on various dates from January 28, 2010 through March 4, 2019 to employees of Kraton Corporation who are not subject to Section 16 of the Securities Exchange Act of 1934, as amended, and non-employee directors. The board of directors approved the ratification of such Awards after it determined that the Awards may not have been duly authorized in accordance with Section 152 and Section 157 of the General Corporation Law. Any claim that the Awards are void or voidable due to the foregoing failure of authorization, or that the Court of Chancery of the State of Delaware should declare in its discretion that the ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time and the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the SEC).

Item 6.	Exhibits.

Exhibit Number
10.1*+	Form of the Kraton Corporation Restricted Stock Unit Inducement Award Agreement (1 year vest) under the Kraton Corporation 2019 Equity Inducement Plan
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

_________________________________________________

*	Filed herewith.

+	Denotes management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	July 25, 2019	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 25, 2019	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Senior Vice President and Chief Financial Officer