Form 10-Q
period 2019-09-30
Kraton Corp
filed 2019-10-25
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 21, 2019: 31,703,716.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; conditions in, and risk associated with operating in, the global economy and capital markets; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; nonrealization of expected benefits from our acquisitions or business dispositions and our ability to timely execute and close such acquisitions and dispositions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of natural disasters and replacement costs resulting therefrom; estimated impacts of changing tariff rates and logistics costs; the estimates and matters described in our latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” and projections regarding environmental costs and capital expenditures and related operational savings.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2019 and 2018, the related condensed consolidated statements of changes in equity and cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP
Houston, Texas
October 24, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,260	$85,891
Receivables, net of allowances of $614 and $784	212,387	198,046
Inventories of products, net	407,317	410,640
Inventories of materials and supplies, net	32,119	30,843
Prepaid expenses	12,253	10,156
Other current assets	23,651	29,980
Total current assets	770,987	765,556
Property, plant, and equipment, less accumulated depreciation of $646,242 and $597,785	932,649	941,476
Goodwill	771,739	772,886
Intangible assets, less accumulated amortization of $279,639 and $246,648	335,238	362,038
Investment in unconsolidated joint venture	11,577	12,070
Debt issuance costs	293	1,170
Deferred income taxes	5,955	10,434
Long-term operating lease assets, net	69,925	—
Other long-term assets	26,143	29,074
Total assets	$2,924,506	$2,894,704
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$56,784	$45,321
Accounts payable-trade	161,848	182,153
Other payables and accruals	104,597	100,695
Due to related party	17,564	20,918
Total current liabilities	340,793	349,087
Long-term debt, net of current portion	1,417,794	1,487,298
Deferred income taxes	132,496	127,827
Long-term operating lease liabilities	52,594	—
Other long-term liabilities	161,063	182,893
Total liabilities	2,104,740	2,147,105
Commitments and contingencies (note 10)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,707 shares issued and outstanding at September 30, 2019; 31,917 shares issued and outstanding at December 31, 2018	317	319
Additional paid in capital	390,207	385,921
Retained earnings	485,955	420,597
Accumulated other comprehensive loss	(94,209)	(91,699)
Total Kraton stockholders' equity	782,270	715,138
Noncontrolling interest	37,496	32,461
Total equity	819,766	747,599
Total liabilities and equity	$2,924,506	$2,894,704

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$444,221	$523,105	$1,395,912	$1,563,892
Cost of goods sold	342,942	368,844	1,058,429	1,091,844
Gross profit	101,279	154,261	337,483	472,048
Operating expenses:
Research and development	10,367	10,597	31,091	31,868
Selling, general, and administrative	32,272	36,150	111,623	116,848
Depreciation and amortization	34,804	35,117	98,230	105,633
Gain on insurance proceeds	(14,250)	—	(32,850)	—
(Gain) loss on disposal of fixed assets	(17)	3	(17)	363
Operating income	38,103	72,394	129,406	217,336
Other income (expense)	4,235	(740)	3,559	(2,960)
Gain (loss) on extinguishment of debt	—	—	210	(79,921)
Earnings of unconsolidated joint venture	102	100	363	357
Interest expense, net	(19,214)	(20,143)	(57,494)	(74,835)
Income before income taxes	23,226	51,611	76,044	59,977
Income tax benefit (expense)	(2,311)	(8,334)	1,881	(8,743)
Consolidated net income	20,915	43,277	77,925	51,234
Net income attributable to noncontrolling interest	(2,222)	(928)	(5,356)	(1,743)
Net income attributable to Kraton	$18,693	$42,349	$72,569	$49,491
Earnings per common share:
Basic	$0.59	$1.33	$2.28	$1.55
Diluted	$0.58	$1.31	$2.26	$1.53
Weighted average common shares outstanding:
Basic	31,486	31,459	31,603	31,381
Diluted	31,823	31,834	31,914	31,810

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to Kraton	$18,693	$42,349	$72,569	$49,491
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(8,746)	(3,492)	(10,645)	(14,448)
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $151, expense of $108, benefit of $1,135, and expense of $1,187, respectively	(511)	346	(3,858)	3,913
Reclassification of gain on cash flow hedge, net of tax benefit of $1 and expense of $588	—	3	—	(1,996)
Unrealized gain on net investment hedge, net of tax expense of $3,192, $539, $3,482, and $1,364, respectively	10,844	1,725	11,830	4,366
Decrease in benefit plans liability, net of tax expense of $3,114 for 2018	163	9,969	163	9,969
Other comprehensive income (loss), net of tax	1,750	8,551	(2,510)	1,804
Comprehensive income attributable to Kraton	20,443	50,900	70,059	51,295
Comprehensive income attributable to noncontrolling interest	2,233	984	5,035	909
Consolidated comprehensive income	$22,676	$51,884	$75,094	$52,204

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Consolidated net income (loss)	—	—	22,072	—	22,072	(11)	22,061
Other comprehensive income	—	—	—	4,513	4,513	533	5,046
Retired treasury stock from employee tax withholdings	(1)	(3,020)	(2,727)	—	(5,748)	—	(5,748)
Exercise of stock options	1	1,367	—	—	1,368	—	1,368
Non-cash compensation related to equity awards	3	2,899	—	—	2,902	—	2,902
Balance at March 31, 2018	$319	$379,203	$375,848	$(93,782)	$661,588	$30,560	$692,148
Consolidated net income (loss)	$—	$—	$(14,930)	$—	$(14,930)	$826	$(14,104)
Other comprehensive loss	—	—	—	(11,260)	(11,260)	(1,423)	(12,683)
Retired treasury stock from employee tax withholdings	2	(123)	(140)	—	(261)	—	(261)
Cancelled stock from share repurchases	—	—	—	—	—	—	—
Exercise of stock options	—	264	—	—	264	—	264
Non-cash compensation related to equity awards	(2)	2,225	—	—	2,223	—	2,223
Balance at June 30, 2018	$319	$381,569	$360,778	$(105,042)	$637,624	$29,963	$667,587
Consolidated net income	$—	$—	$42,349	$—	$42,349	$928	$43,277
Other comprehensive income	—	—	—	8,551	8,551	56	8,607
Retired treasury stock from employee tax withholdings	—	(19)	(23)	—	(42)	—	(42)
Exercise of stock options	1	1,500	—	—	1,501	—	1,501
Non-cash compensation related to equity awards	—	2,495	—	—	2,495	—	2,495
Balance at September 30, 2018	$320	$385,545	$403,104	$(96,491)	$692,478	$30,947	$723,425

See Notes to Condensed Consolidated Financial Statements

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive loss	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054
Consolidated net income	$—	$—	$41,208	$—	$41,208	$2,190	$43,398
Other comprehensive loss	—	—	—	(3,042)	(3,042)	(223)	(3,265)
Retired treasury stock from employee tax withholdings	—	(40)	(1)	—	(41)	—	(41)
Cancelled stock from share repurchases	(1)	(2,064)	(2,935)	—	(5,000)	—	(5,000)
Exercise of stock options	—	94	—	—	94	—	94
Non-cash compensation related to equity awards	—	2,190	—	—	2,190	—	2,190
Balance at June 30, 2019	$319	$389,680	$470,127	$(95,959)	$764,167	$35,263	$799,430
Consolidated net income	$—	$—	$18,693	$—	$18,693	$2,222	$20,915
Other comprehensive income	—	—	—	1,750	1,750	11	1,761
Retired treasury stock from employee tax withholdings	—	(2)	—	—	(2)	—	(2)
Cancelled stock from share repurchases	(2)	(2,133)	(2,865)	—	(5,000)	—	(5,000)
Exercise of stock options	—	3	—	—	3	—	3
Non-cash compensation related to equity awards	—	2,659	—	—	2,659	—	2,659
Balance at September 30, 2019	$317	$390,207	$485,955	$(94,209)	$782,270	$37,496	$819,766

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$77,925	$51,234
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	98,230	105,633
Lease amortization	17,164	—
Amortization of debt original issue discount	808	1,938
Amortization of debt issuance costs	3,501	4,571
(Gain) loss on disposal of property, plant, and equipment	(17)	363
(Gain) loss on extinguishment of debt	(210)	79,921
Earnings from unconsolidated joint venture, net of dividends received	80	188
Deferred income tax provision	8,604	3,581
Release of uncertain tax positions	(17,739)	—
Gain on insurance proceeds for capital expenditures	(3,948)	—
Share-based compensation	8,158	7,620
Decrease (increase) in:
Accounts receivable	(19,682)	(63,068)
Inventories of products, materials, and supplies	(5,550)	(47,393)
Other assets	4,295	8,065
Increase (decrease) in:
Accounts payable-trade	(16,187)	5,869
Other payables and accruals	(20,715)	(19,057)
Other long-term liabilities	(12,317)	(2,584)
Due to related party	(3,634)	(292)
Net cash provided by operating activities	118,766	136,589
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(76,298)	(66,047)
KFPC purchase of property, plant, and equipment	(319)	(1,592)
Purchase of software and other intangibles	(7,274)	(4,630)
Insurance proceeds for capital expenditures	3,948	—
Net cash used in investing activities	(79,943)	(72,269)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	57,941	731,540
Repayments of debt	(67,251)	(796,863)
KFPC proceeds from debt	33,262	24,918
KFPC repayments of debt	(53,147)	(48,084)
Capital lease payments	(126)	(785)
Purchase of treasury stock	(12,727)	(6,051)
Proceeds from the exercise of stock options	1,642	3,133
Settlement of interest rate swap	—	2,584
Debt issuance costs	—	(11,113)
Net cash used in financing activities	(40,406)	(100,721)
Effect of exchange rate differences on cash	(1,048)	(1,143)
Net decrease in cash and cash equivalents	(2,631)	(37,544)
Cash and cash equivalents, beginning of period	85,891	89,052
Cash and cash equivalents, end of period	$83,260	$51,508

See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$9,351	$2,398
Cash paid for interest, net of capitalized interest	$41,689	$78,067
Capitalized interest	$3,112	$2,733
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(1,564)	$(4,100)
Operating leases	$89,397	$—

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
Leases. See Note 2 New Accounting Pronouncements, for the impact of ASC 842, Leases, adopted on January 1, 2019.
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
In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
We adopted the new standard on January 1, 2019 and used the effective date as our date of initial application. The new standard provides a number of optional practical expedients in transition. We elected the following practical expedients: (1) “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; (2) the short-term lease recognition exemption for all leases that qualify; and (3) the practical expedient to not separate lease and non-lease components for all of our leases.
This standard had a material effect on our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840, Leases; and (3) providing significant new disclosures about our leasing activities. On adoption, we recognized additional operating liabilities of $70.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
New Accounting Standards to be Adopted in Future Periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2016-13 effective on January 1, 2020.
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
3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers, and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $12.4 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the nine months ended September 30, 2019 and 2018, we recognized $5.6 million and $4.5 million of revenue related to these arrangements, respectively.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Polymer Segment	(In thousands)
Performance Products	$141,267	$179,684	$422,539	$506,151
Specialty Polymers	70,986	99,349	256,483	311,657
Cariflex	49,241	41,818	141,117	130,319
Other	99	114	370	59
Polymer Product Line Revenue	$261,593	$320,965	$820,509	$948,186

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Chemical Segment	(In thousands)
Adhesives	$64,391	$73,781	$198,785	$220,907
Performance Chemicals	105,367	118,193	337,766	355,947
Tires	12,870	10,166	38,852	38,852
Chemical Product Line Revenue	$182,628	$202,140	$575,403	$615,706

	September 30, 2019	December 31, 2018
	(In thousands)
Contract receivables(1)	$212,589	$197,739
Contract liabilities(2)	$12,409	$13,906
____________________________________________________

(1)	Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.

(2)
Our contract liability decreased by $0.9 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.6 million due to the change in currency exchange rates.

4. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.7 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and $8.2 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively.

5. Detail of Certain Balance Sheet Accounts

	September 30, 2019	December 31, 2018
	(In thousands)
Inventories of products:
Finished products	$317,401	$315,361
Work in progress	4,158	5,781
Raw materials	95,795	97,550
Inventories of products, gross	417,354	418,692
Inventory reserves	(10,037)	(8,052)
Total inventories of products, net	$407,317	$410,640
Intangible assets:
Contractual agreements	$260,974	$262,624
Technology	145,293	145,698
Customer relationships	60,200	60,359
Tradenames/trademarks	80,456	80,557
Software	67,954	59,448
Intangible assets	614,877	608,686
Less accumulated amortization:
Contractual agreements	81,830	65,958
Technology	66,518	62,019
Customer relationships	38,408	37,409
Tradenames/trademarks	46,750	42,797
Software	46,133	38,465
Total accumulated amortization	279,639	246,648
Intangible assets, net of accumulated amortization	$335,238	$362,038
Other payables and accruals:
Employee related	$24,856	$35,015
Interest payable	13,585	2,201
Property, plant, and equipment accruals	9,571	10,982
Short-term operating lease liabilities	19,834	—
Other	36,751	52,497
Total other payables and accruals	$104,597	$100,695
Other long-term liabilities:
Pension and other post-retirement benefits	$115,071	$122,194
Other	45,992	60,699
Total other long-term liabilities	$161,063	$182,893

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2017	$(9,654)	$4,550	$(1,926)	$(91,265)	$(98,295)
Other comprehensive income (loss) before reclassifications	(14,448)	3,913	4,366	9,969	3,800
Amounts reclassified from accumulated other comprehensive loss	—	(1,996)	—	—	(1,996)
Net other comprehensive income (loss) for the year	(14,448)	1,917	4,366	9,969	1,804
September 30, 2018	$(24,102)	$6,467	$2,440	$(81,296)	$(96,491)

December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(10,645)	(3,858)	11,830	163	(2,510)
Net other comprehensive income (loss) for the year	(10,645)	(3,858)	11,830	163	(2,510)
September 30, 2019	$(34,738)	$64	$17,983	$(77,518)	$(94,209)

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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$18,693	31,710		$42,349	31,896
Amounts allocated to unvested restricted shares	(132)	(224)		(580)	(437)
Amounts available to common stockholders	18,561	31,486	$0.59	41,769	31,459	$1.33
Diluted:
Amounts allocated to unvested restricted shares	132	224		580	437
Non participating share units	—	282		—	137
Stock options added under the treasury stock method	—	55		—	238
Amounts reallocated to unvested restricted shares	(131)	(224)		(573)	(437)
Amounts available to stockholders and assumed conversions	$18,562	31,823	$0.58	$41,776	31,834	$1.31

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$72,569	31,861		$49,491	31,853
Amounts allocated to unvested restricted shares	(588)	(258)		(733)	(472)
Amounts available to common stockholders	71,981	31,603	$2.28	48,758	31,381	$1.55
Diluted:
Amounts allocated to unvested restricted shares	588	258		733	472
Non participating share units	—	252		—	180
Stock options added under the treasury stock method	—	59		—	249
Amounts reallocated to unvested restricted shares	(582)	(258)		(724)	(472)
Amounts available to stockholders and assumed conversions	$71,987	31,914	$2.26	$48,767	31,810	$1.53

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended September 30, 2019, we repurchased 158,166 shares of our common stock at an average price of $31.61 per share and a total cost of $5.0 million. From the inception of the program through September 30, 2019, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.

7. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2019				December 31, 2018
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$362,000	$(6,587)	$(9,088)	$346,325	$362,000	$(7,395)	$(10,171)	$344,434
Euro Tranche	327,060	—	(3,991)	323,069	342,900	—	(4,711)	338,189
7.0% Senior Notes	394,750	—	(6,040)	388,710	399,060	—	(6,622)	392,438
5.25% Senior Notes	316,159	—	(5,035)	311,124	331,470	—	(5,503)	325,967
ABL Facility	—	—	—	—	5,000	—	—	5,000
KFPC Loan Agreement	79,534	—	(36)	79,498	112,489	—	(94)	112,395
KFPC Revolving Facilities	24,794	—	—	24,794	13,012	—	—	13,012
Capital lease obligation	1,058	—	—	1,058	1,184	—	—	1,184
Total debt	1,505,355	(6,587)	(24,190)	1,474,578	1,567,115	(7,395)	(27,101)	1,532,619
Less current portion of total debt	56,784	—	—	56,784	45,321	—	—	45,321
Long-term debt	$1,448,571	$(6,587)	$(24,190)	$1,417,794	$1,521,794	$(7,395)	$(27,101)	$1,487,298

Senior Secured Term Loan Facility. As of September 30, 2019, we had outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) of our senior secured term loan facility (the “Term Loan Facility”) of $362.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €300.0 million (or approximately $327.1 million). Our USD Tranche interest rate applicable margin is 2.5% and our alternative base rate applicable margin is 1.5%. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program took place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the nine months ended September 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. We recorded a $0.2 million gain on extinguishment of debt during the nine months ended September 30, 2019, which includes a write off of $0.1 million related to previously capitalized deferred financing costs. The repurchase program ended March 4, 2019.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $316.2 million as of September 30, 2019) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of September 30, 2019. The ABL Facility matures on January 6, 2021.

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
KFPC Loan Agreement. As of September 30, 2019, NTD 2.5 billion (or approximately $79.5 million) was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the nine months ended September 30, 2019, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2019 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement originally matured on January 17, 2020. During the third quarter 2019, in accordance with the terms of the KFPC Loan Agreement, KFPC elected and the lender syndicate approved an extension for an additional two years to January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $69.2 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of September 30, 2019, NTD 770.0 million (or approximately $24.8 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $25.7 million as of September 30, 2019, of which $1.5 million related to the ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $24.2 million is recorded as a reduction to long-term debt. We amortized $1.2 million and $1.2 million for the three months ended September 30, 2019, and 2018, respectively, and $3.5 million and $4.6 million during the nine months ended September 30, 2019 and 2018, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2019, are as follows:

Principal Payments
(In thousands)
October 1, 2019 through September 30, 2020	$56,784
October 1, 2020 through September 30, 2021	32,002
October 1, 2021 through September 30, 2022	16,106
October 1, 2022 through September 30, 2023	211
October 1, 2023 through September 30, 2024	224
Thereafter	1,400,028
Total debt	$1,505,355

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of September 30, 2019 and December 31, 2018, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$60	$—	$60
Derivative asset – noncurrent	Other long-term assets	139	—	139
Retirement plan asset – noncurrent	Other long-term asset	2,445	2,445	—
Derivative liability – current	Other payables and accruals	(1,379)	—	(1,379)
Total		$1,265	$2,445	$(1,180)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$1,558	$—	$1,558
Derivative asset – noncurrent	Other long-term assets	3,635	—	3,635
Retirement plan asset – noncurrent	Other long-term assets	2,485	2,485	—
Derivative liability – current	Other payables and accruals	(13)	—	(13)
Total		$7,665	$2,485	$5,180

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$362,000	$361,776	$362,000	$352,498
Euro Tranche (significant other observable inputs – level 2)	$327,060	$328,901	$342,900	$338,830
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$413,899	$399,060	$369,561
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$316,159	$333,355	$331,470	$299,125
ABL Facility	$—	$—	$5,000	$5,000
Capital lease obligation	$1,058	$1,058	$1,184	$1,184
KFPC Loan Agreement	$79,534	$79,534	$112,489	$112,489
KFPC Revolving Facilities	$24,794	$24,794	$13,012	$13,012

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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into several interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. In May 2018 we entered into an interest rate swap agreement with a notional value of $90.0 million, effective date of June 4, 2018 and maturity date of December 31, 2018. We exited out of $715.4 million of our interest rate swaps as of December 31, 2018, including the expiration of the notional value of $90.0 million interest rate swap agreement entered into in May 2018. As a result, at September 30, 2019, the total notional value of our interest rate swaps was $300.0 million, which effectively hedges the outstanding USD Tranche, fixing LIBOR at 1.608%. We recorded an unrealized loss of $0.7 million and an unrealized gain of $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and an unrealized loss of $5.0 million and an unrealized gain of $5.1 million during the nine months ended September 30, 2019 and 2018, respectively, in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income (loss) the settlement of a portion of our interest rate swap that amounted to a $2.6 million gain for the nine months ended September 30, 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $1.2 million and a loss of $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and a loss of $3.0 million and a loss of $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $14.0 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, and a gain of $15.3 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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
9. Income Taxes
Our income tax provision was an expense of $2.3 million and $8.3 million for the three months ended September 30, 2019 and 2018, respectively, and a benefit of $1.9 million and an expense of $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 9.9% and 16.1% for the three months ended September 30, 2019 and 2018, respectively, and 2.5% and 14.6% for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S and foreign tax audits. During the nine months ended September 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income taxes at the statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	1.7	1.5	1.7
Foreign tax rate differential	(11.2)	(10.2)	(7.8)	(15.7)
Permanent differences	15.8	3.1	6.3	2.4
Uncertain tax positions	(16.9)	1.1	(22.8)	2.7
Valuation allowance	(0.7)	(0.6)	(0.8)	0.2
Return to provision adjustments	—	—	0.1	2.3
Effective tax rate	9.9%	16.1%	(2.5)%	14.6%

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
As of September 30, 2019 and December 31, 2018, we recorded a valuation allowance of $41.9 million and $42.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, primarily related to current period utilization of net operating loss carryforwards in certain jurisdictions. We decreased our valuation allowances by $0.3 million for the three months ended September 30, 2018 and increased by $0.1 million for the nine months ended September 30, 2018, primarily related to current period net operating losses in the U.S.
For the period ending September 30, 2019, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
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
As of September 30, 2019 and December 31, 2018, we had total unrecognized tax benefits of $11.9 million and $29.6 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three and nine months ended September 30, 2019, we had a decrease of $4.3 million and $17.7 million, respectively, primarily related to the closing of the U.S. tax audit for the pre-acquisition tax return filing and foreign tax audits. During the three and nine months ended September 30, 2018, we had an increase of $0.5 million and $1.4 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. For the year ending December 31, 2019, we expect to release $19.5 million in reserves, of which $14.0 million and $3.9 million was released as a result of the closing of certain U.S. and foreign tax audits, respectively, during the nine months ended September 30, 2019.
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
10. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease ROU assets and lease liabilities are related to operating leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases as that term is defined under ASC 842. These leases were discounted using a rate of 3.125%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

Nine Months Ended September 30, 2019
(In thousands)
Lease cost	$17,164
Variable lease cost	302
Operating lease expense	$17,466

The operating lease liabilities arising from obtaining ROU assets as of September 30, 2019 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$1,509	$23,310	34.3%	46	15.8
Buildings	12,465	8,816	29.4%	32	9.4
Equipment	2,295	10,581	17.8%	38	6.8
Land	6,677	41	9.3%	383	35.5
Other	1,075	5,659	9.3%	19	1.8
Total	$24,021	$48,407			69.3

The following tables show the undiscounted cash flows for the operating lease liabilities.

September 30, 2019
(In thousands)
October 1, 2019 through December 31, 2019	$5,719
2020	21,084
2021	16,170
2022	10,513
2023	7,195
Thereafter	17,958
Total undiscounted operating lease liabilities	78,639

Present value discount	(6,980)
Foreign currency and other	769
Total discounted operating lease liabilities	$72,428

December 31, 2018
(In thousands)
2019	$19,065
2020	16,891
2021	12,385
2022	8,284
2023	5,137
Thereafter	8,498
Total undiscounted operating lease liabilities	$70,260

(b) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$9.6 million, or approximately $2.3 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Beginning balance	$5,703	$5,712
Additional accruals	780	—
Accretion expense	262	253
Obligations settled	(206)	(66)
Foreign currency translation	(233)	(186)
Ending balance	$6,306	$5,713

Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we have recorded a receivable of $0.2 million as of September 30, 2018.
Except for the presentation on the Condensed Consolidated Balance Sheets for the impact of ASC 842, there have been no other material changes to our Commitments and Contingencies disclosed in our most recently filed Annual Report on Form 10-K.

11. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$655	$345	$626	$617	$1,965	$1,123	$2,419	$1,900
Interest cost	2,041	508	1,810	506	5,925	1,557	5,400	1,574
Expected return on plan assets	(2,515)	(581)	(2,453)	(655)	(7,545)	(1,825)	(7,358)	(2,039)
Amortization of prior service cost	—	8	—	3	—	25	—	10
Amortization of net actuarial loss	918	100	1,032	158	2,753	310	3,484	489
Curtailment income	—	(352)	—	—	—	(352)	—	—
Settlement cost	—	24	—	—	—	24	—	—
Net periodic benefit cost	$1,099	$52	$1,015	$629	$3,098	$862	$3,945	$1,934

During the three months ended September 30, 2019, we amended our Japan pension plan, which resulted in a pension curtailment. This plan amendment resulted in a $0.5 million reduction in pension liabilities during the three months ended September 30, 2019.
The components of net periodic benefit costs other than the service cost component are included in Other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $9.6 million and $10.7 million to our pension plans in the nine months ended September 30, 2019 and 2018, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$38	$123	$218	$402
Interest cost	225	306	705	985
Amortization of prior service cost	(438)	(146)	(1,313)	(146)
Amortization of net actuarial loss	115	179	465	561
Net periodic benefit cost	$(60)	$462	$75	$1,802

During the year ended December 31, 2018, we amended the post-retirement benefits plan for post-65 retirees to provide an annual subsidy based on years of service. The annual subsidy replaces a company-sponsored medical plan. This plan modification resulted in a $13.1 million reduction in pension and other post-retirement liabilities during the year ended December 31, 2018.
The components of net periodic benefit costs other than the service cost component are included in Other income (expense) on our Condensed Consolidated Statements of Operations.
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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$261,593	$182,628	$444,221	$320,965	$202,140	$523,105
Cost of goods sold	203,115	139,827	342,942	230,760	138,084	368,844
Gross profit	58,478	42,801	101,279	90,205	64,056	154,261
Operating expenses:
Research and development	7,322	3,045	10,367	7,422	3,175	10,597
Selling, general, and administrative	17,922	14,350	32,272	20,327	15,823	36,150
Depreciation and amortization	14,982	19,822	34,804	17,554	17,563	35,117
Gain on insurance proceeds	—	(14,250)	(14,250)	—	—	—
Loss on disposal of fixed assets	(17)	—	(17)	3	—	3
Operating income	$18,269	$19,834	38,103	$44,899	$27,495	72,394
Other income (expense)			4,235			(740)
Earnings of unconsolidated joint venture			102			100
Interest expense, net			(19,214)			(20,143)
Income (loss) before income taxes			$23,226			$51,611

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$820,509	$575,403	$1,395,912	$948,186	$615,706	$1,563,892
Cost of goods sold	629,279	429,150	1,058,429	666,704	425,140	1,091,844
Gross profit	191,230	146,253	337,483	281,482	190,566	472,048
Operating expenses:
Research and development	22,227	8,864	31,091	22,255	9,613	31,868
Selling, general, and administrative	63,226	48,397	111,623	68,308	48,540	116,848
Depreciation and amortization	43,296	54,934	98,230	52,914	52,719	105,633
Gain on insurance proceeds	—	(32,850)	(32,850)	—	—	—
Loss on disposal of fixed assets	(17)	—	(17)	75	288	363
Operating income	$62,498	$66,908	129,406	$137,930	$79,406	217,336
Other income (expense)			3,559			(2,960)
Gain (loss) on extinguishment of debt			210			(79,921)
Earnings of unconsolidated joint venture			363			357
Interest expense, net			(57,494)			(74,835)
Income before income taxes			$76,044			$59,977

The following table presents long-lived assets including goodwill and total assets.

	September 30, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$540,926	$391,723	$932,649	$543,086	$398,390	$941,476
Investment in unconsolidated joint venture	$11,577	$—	$11,577	$12,070	$—	$12,070
Goodwill	$—	$771,739	$771,739	$—	$772,886	$772,886
Total assets	$1,152,137	$1,772,369	$2,924,506	$1,160,029	$1,734,675	$2,894,704

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$78,640	$78,516	$157,156	$111,996	$87,256	$199,252
Germany	29,970	13,282	43,252	41,219	13,496	54,715
All other countries	152,983	90,830	243,813	167,750	101,388	269,138
	$261,593	$182,628	$444,221	$320,965	$202,140	$523,105

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$270,786	$244,139	$514,925	$325,985	$249,811	$575,796
Germany	84,967	40,560	125,527	112,726	42,582	155,308
All other countries	464,756	290,704	755,460	509,475	323,313	832,788
	$820,509	$575,403	$1,395,912	$948,186	$615,706	$1,563,892

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $44.5 million and $31.8 million during the nine months ended September 30, 2019 and 2018, respectively, and capital expenditures for our Chemical segment were $31.8 million and $34.2 million during the nine months ended September 30, 2019 and 2018, respectively.
Impact of Hurricane Michael
During the third quarter of 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. As result, we received a final payment from our carrier of $14.3 million, which has been recorded as a gain on insurance proceeds within the Condensed Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
13. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $15.2 million and $20.1 million as of September 30, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $7.0 million and $11.3 million for the three months ended September 30, 2019 and 2018, respectively, and $23.4 million and $27.6 million for the nine months ended September 30, 2019 and 2018, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $2.4 million and $0.8 million as of September 30, 2019 and December 31, 2018, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $15.8 million and $12.9 million for the three months ended September 30, 2019 and 2018, respectively, and $41.2 million and $35.0 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 14 Variable Interest Entity, for further discussion related to the KFPC joint venture.
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
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2019 and December 31, 2018 for KFPC before intercompany eliminations.

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$6,213	$6,640
Other current assets	17,885	18,363
Property, plant, and equipment, net	152,325	159,893
Intangible assets	8,015	8,590
Long-term operating lease assets, net	6,876	—
Other long-term assets	8,870	11,838
Total assets	$200,184	$205,324

Current portion of long-term debt	$56,608	$45,152
Current liabilities	14,524	14,996
Long-term debt	47,684	80,255
Long-term operating lease liabilities	6,375	—
Total liabilities	$125,191	$140,403

15. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no significant events or transactions, other than described above, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2019.

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
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by Geography:	(In thousands)
Americas	$179,616	$225,548	$581,345	$667,188
Europe, Middle East, and Africa	156,613	183,663	476,388	551,197
Asia Pacific	107,992	113,894	338,179	345,507
Total revenue	$444,221	$523,105	$1,395,912	$1,563,892
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for the Polymer segment and increased for the Chemical segment during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Average purchase prices of our raw materials decreased for the Polymer segment and increased for the Chemical segment during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
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
Market Conditions. Market condition fundamentals and demand in our Specialty Polymer automotive and compounding applications saw continued deterioration within China and broader Asia, and more recently in Europe during the third quarter of 2019. In addition, results for Performance Polymers were affected by soft paving and roofing demand, reflecting elevated customer inventories following a weak second quarter 2019 and ample supply availability from market participants, which contributed to intensified competitive market conditions.
The Chemical segment was adversely impacted by an accelerated decline in pricing for certain upgraded products in its Crude Sulfate Turpentine chain, in conjunction with the decline in global gum turpentine pricing, which fell by over 40.0% during the quarter. The Company also saw weaker demand in rosin end markets such as adhesives and road markings. Rosin prices also decreased, in conjunction with softness in crude gum Asian pricing, which declined by over 20.0% in the third quarter of 2019.
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10.0% tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which increased up to 25.0% in 2019 on raw material imports of ours. In addition, China enacted tariffs on certain goods imported into China from the United States ranging from 0.0% to 25.0% during 2018, which increased up to 33.0% in 2019, impacting our sales into China. We have implemented certain mitigation efforts to minimize the effects of any pricing and supply conditions. These tariffs have impacted the Chinese economy and thus demand for certain products of ours in China; however, the direct financial impact of tariff costs to Kraton is not material.
Hurricane Michael. In October 2018, our Panama City, Florida, facility was damaged by Hurricane Michael. In November 2018, restoration of operations for the CTO refinery were complete. Our CST refinery was restored to full operational capacity during the first quarter of 2019.
During the third quarter of 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. As result, we received a final payment from our carrier of $14.3 million, which has been recorded as a gain on insurance proceeds within the Condensed Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
Strategic alternatives for Cariflex business. In February 2019, the Company's board of directors initiated a process to review strategic alternatives for our Cariflex business, which may result in a sale of that business. The process is still ongoing, and we are targeting completion of the review process during the fourth quarter of 2019. There can be no assurance that the strategic review of Cariflex will result in the completion of a transaction. As of September 30, 2019, no assets are classified as held for sale.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$444,221	$523,105	$1,395,912	$1,563,892
Cost of goods sold	342,942	368,844	1,058,429	1,091,844
Gross profit	101,279	154,261	337,483	472,048
Operating expenses:
Research and development	10,367	10,597	31,091	31,868
Selling, general, and administrative	32,272	36,150	111,623	116,848
Depreciation and amortization	34,804	35,117	98,230	105,633
Gain on insurance proceeds	(14,250)	—	(32,850)	—
(Gain) loss on disposal of fixed assets	(17)	3	(17)	363
Operating income	38,103	72,394	129,406	217,336
Other income (expense)	4,235	(740)	3,559	(2,960)
Gain (loss) on extinguishment of debt	—	—	210	(79,921)
Earnings of unconsolidated joint venture	102	100	363	357
Interest expense, net	(19,214)	(20,143)	(57,494)	(74,835)
Income before income taxes	23,226	51,611	76,044	59,977
Income tax benefit (expense)	(2,311)	(8,334)	1,881	(8,743)
Consolidated net income	20,915	43,277	77,925	51,234
Net income attributable to noncontrolling interest	(2,222)	(928)	(5,356)	(1,743)
Net income attributable to Kraton	$18,693	$42,349	$72,569	$49,491
Earnings per common share:
Basic	$0.59	$1.33	$2.28	$1.55
Diluted	$0.58	$1.31	$2.26	$1.53
Weighted average common shares outstanding:
Basic	31,486	31,459	31,603	31,381
Diluted	31,823	31,834	31,914	31,810
Consolidated Results
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Revenue was $444.2 million for the three months ended September 30, 2019 compared to $523.1 million for the three months ended September 30, 2018, a decrease of $78.9 million or 15.1%. Revenue declined $59.4 million and $19.5 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $342.9 million for the three months ended September 30, 2019 compared to $368.8 million for the three months ended September 30, 2018, a decrease of $25.9 million or 7.0%. Cost of goods sold decreased $27.6 million for the Polymer segment and increased $1.7 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $32.3 million for the three months ended September 30, 2019 compared to $36.2 million for the three months ended September 30, 2018. The $3.9 million decrease is primarily attributable to lower employee related costs, partially offset by higher transaction, acquisition, and restructuring costs.

Depreciation and amortization was $34.8 million for the three months ended September 30, 2019 compared to $35.1 million for the three months ended September 30, 2018. The decrease of $0.3 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018, partially offset by accelerated depreciation on certain Chemical segment assets.
Other income was $4.2 million for the three months ended September 30, 2019 compared to other expense of $0.7 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, we recorded a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity. The gain was partially offset by $0.1 million of net periodic pension expense.
Interest expense, net, was $19.2 million for the three months ended September 30, 2019 compared to $20.1 million for the three months ended September 30, 2018, a decrease of $0.9 million. The decrease is due to lower overall indebtedness.
Income tax provision was an expense of $2.3 million and $8.3 million for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 9.9% and 16.1% for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of foreign tax audits. During the three months ended September 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various jurisdictions and permanent items.
Net income attributable to Kraton was $18.7 million, or $0.58 per diluted share, for the three months ended September 30, 2019, a decrease of $23.7 million compared to net income of $42.3 million, or $1.31 per diluted share, for the three months ended September 30, 2018. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.52 for the three months ended September 30, 2019 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.02 for the three months ended September 30, 2018. See a reconciliation of generally accepted accounting principles (“GAAP”) Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Revenue was $1,395.9 million for the nine months ended September 30, 2019 compared to $1,563.9 million for the nine months ended September 30, 2018, a decrease of $168.0 million or 10.7%. Revenue decreased $127.7 million and $40.3 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,058.4 million for the nine months ended September 30, 2019 compared to $1,091.8 million for the nine months ended September 30, 2018, a decrease of $33.4 million or 3.1%. Cost of goods sold decreased $37.4 million for the Polymer segment and increased $4.0 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $111.6 million for the nine months ended September 30, 2019 compared to $116.8 million for the nine months ended September 30, 2018. The $5.2 million decrease is primarily attributable to lower employee related costs, partially offset by higher transaction, acquisition, and restructuring costs.
Depreciation and amortization was $98.2 million for the nine months ended September 30, 2019 compared to $105.6 million for the nine months ended September 30, 2018. The decrease of $7.4 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018, partially offset by accelerated depreciation on certain Chemical segment assets.
Other income was $3.6 million for the nine months ended September 30, 2019 compared to other expense of $3.0 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity. The gain was partially offset by $0.7 million of net periodic pension expense.
We recorded a $79.9 million loss on extinguishment of debt during the nine months ended September 30, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes due 2023, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. See Note 7 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q.
Interest expense, net, was $57.5 million for the nine months ended September 30, 2019 compared to $74.8 million for the nine months ended September 30, 2018, a decrease of $17.3 million. The decrease is due to previous refinancing activities and lower overall indebtedness.

Our income tax provision was a benefit of $1.9 million and an expense $8.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 2.5% and 14.6% for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S and foreign tax audits. During the nine months ended September 30, 2018, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions.
Net income attributable to Kraton was $72.6 million, or $2.26 per diluted share, for the nine months ended September 30, 2019, an increase of $23.1 million compared to net income of $49.5 million, or $1.53 per diluted share, for the nine months ended September 30, 2018. Adjusted Diluted Earnings Per Share (non-GAAP) was $2.99 for the nine months ended September 30, 2019 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $2.49 for the nine months ended September 30, 2018. See a reconciliation of GAAP Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Performance Products	$141,267	$179,684	$422,539	$506,151
Specialty Polymers	70,986	99,349	256,483	311,657
Cariflex	49,241	41,818	141,117	130,319
Other	99	114	370	59
Polymer Segment Revenue	$261,593	$320,965	$820,509	$948,186

Operating income	$18,269	$44,899	$62,498	$137,930
Adjusted EBITDA (non-GAAP)(1)	$50,304	$57,008	$158,635	$170,469
Adjusted EBITDA margin (non-GAAP)(2)	19.2%	17.8%	19.3%	18.0%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Revenue for the Polymer segment was $261.6 million for the three months ended September 30, 2019 compared to $321.0 million for the three months ended September 30, 2018. The decrease was driven by lower sales volumes and lower average sales prices resulting from lower raw material costs. Sales volumes of 75.8 kilotons for the three months ended September 30, 2019 declined 10.0% compared to the three months ended September 30, 2018 sales volumes of 84.2 kilotons. Performance Products sales volumes decreased 9.8% due to weaker paving and roofing demand. Specialty Polymers sales volumes decreased 18.9% primarily from a previously announced inventory management program by a significant lubricant additives customer and lower demand in Asia and Europe, partially offset by higher innovation-led volume in North America. Cariflex sales volumes increased 18.9% primarily from higher latex sales into surgical glove applications. The negative effect from changes in currency exchange rates between the periods was $3.3 million.
Cost of goods sold was $203.1 million for the three months ended September 30, 2019 compared to $230.8 million for the three months ended September 30, 2018, a decrease of $27.6 million or 12.0%. The decrease in cost of goods sold reflects lower sales volumes, lower raw material costs, and improved operating performance. These decreases are partially offset by the cost of consumed raw materials, which has higher average costs on a first-in, first-out (“FIFO”) measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $2.9 million.
For the three months ended September 30, 2019, the Polymer segment operating income was $18.3 million compared to $44.9 million for the three months ended September 30, 2018, a decrease of $26.6 million or 59.3%. This decrease is largely attributable to higher raw material costs on a FIFO basis and decreases in sales volumes.
For the three months ended September 30, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $50.3 million compared to $57.0 million for the three months ended September 30, 2018. The decline in Adjusted EBITDA was due to lower sales volumes as noted in the aforementioned weaker paving and roofing season, a previously announced inventory management program by a significant lubricant additives customer, coupled with lower demand in Asia and Europe, partially offset by higher innovation-led volume in North America. This was partially offset by higher sales volumes in the

Cariflex product group. The effect from changes in currency exchange rates between the periods was immaterial. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Revenue for the Polymer segment was $820.5 million for the nine months ended September 30, 2019 compared to $948.2 million for the nine months ended September 30, 2018. The decrease was driven by lower sales volumes and lower average sales prices resulting from lower raw material costs. Sales volumes of 229.8 kilotons for the nine months ended September 30, 2019 decreased 7.9% compared to the nine months ended September 30, 2018. The 8.3% decline in Performance Products sales volumes is largely associated with weaker paving and roofing demand and lower SIS sales into adhesives applications. Specialty Products sales volumes decreased 12.1% as a result of a previously announced inventory management program by a significant lubricant additives customer and lower demand in Asia and Europe, partially offset by higher innovation-led volume in North America. Cariflex sales volumes increased 11.4%, primarily from higher latex sales into surgical glove applications. The negative impact from changes in currency exchange rates between the periods was $18.3 million.
Cost of goods sold was $629.3 million for the nine months ended September 30, 2019 compared to $666.7 million for the nine months ended September 30, 2018, a decrease of $37.4 million or 5.6%. The decrease in cost of goods sold reflects lower sales volumes and lower raw material costs. These decreases are partially offset by the cost of consumed raw materials, which has higher average costs on a FIFO measurement basis of accounting. These higher costs were partially offset by overall improved operating performance at our manufacturing sites. The positive effect from changes in currency exchange rates between the periods was $11.8 million.
For the nine months ended September 30, 2019, the Polymer segment operating income was $62.5 million compared to $137.9 million for the nine months ended September 30, 2018, a decrease of $75.4 million or 54.7%. This decrease is largely attributable to higher raw material costs on a FIFO basis and decreases in sales volumes.
For the nine months ended September 30, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $158.6 million compared to $170.5 million for the nine months ended September 30, 2018. The 6.9% decrease in Adjusted EBITDA is due to a previously announced inventory management program by a significant lubricant additives customer, the continuation of an economic slow down in China, greater Asia, and Europe impacting sales of Specialty Polymers, and weaker paving and roofing demand, coupled with competitive pressures from Asia. This was partially offset by overall improved operating performance and higher sales volumes in the Cariflex product group. The negative effect from changes in currency exchange rates between the periods was $4.0 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Adhesives	$64,391	$73,781	$198,785	$220,907
Performance Chemicals	105,367	118,193	337,766	355,947
Tires	12,870	10,166	38,852	38,852
Chemical Segment Revenue	$182,628	$202,140	$575,403	$615,706

Operating income	$19,834	$27,495	$66,908	$79,406
Adjusted EBITDA (non-GAAP)(1)	$29,752	$41,643	$112,913	$122,431
Adjusted EBITDA margin (non-GAAP)(2)(3)	16.3%	20.6%	19.6%	19.9%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the nine months ended September 30, 2019, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 19.3%.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Revenue for the Chemical segment was $182.6 million for the three months ended September 30, 2019 compared to $202.1 million for the three months ended September 30, 2018. The decrease in revenue was attributable to lower sales volumes and pricing in rosin end markets such as adhesives and road marking. These results were related to softness in Asian gum rosin pricing, which declined by 20.0% in the third quarter of 2019. Sales volumes were 93.1 kilotons for the three months ended September 30, 2019, a decrease of 12.8 kilotons or 12.1%, due to a decline in the rosin and upgrade derivatives is attributable to weak demand globally for adhesives and road markings applications. Price remained under pressure from competitive alternative pricing in gum rosin and hydrocarbons. In addition, sales in the TOFA and derivatives were negatively impacted by weakness in mining, oilfield demand, and automotive applications. The revenue decline resulted in a 15.0% and 7.5% decrease in Performance Chemicals and Adhesives sales volumes, respectively, partially offset by a 2.4% increase in Tires sales volumes. The negative effect from changes in currency exchange rates between the periods was $3.8 million.
Cost of goods sold was $139.8 million for the three months ended September 30, 2019 compared to $138.1 million for the three months ended September 30, 2018, an increase of $1.7 million or 1.3%. The increase was driven by higher average raw material costs partially offset by lower sales volumes and lower planned maintenance activities in 2019, when compared to the same period in 2018. The positive impact from changes in currency exchange rates between the periods of $3.5 million.
During the third quarter of 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. During the three months ended September 30, 2019, we incurred an incremental $1.4 million of direct costs as we finalized the production ramp up back to operating capacity. Our insurance carrier provided an additional $14.3 million of reimbursements under our insurance policies, we recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
For the three months ended September 30, 2019, the Chemical segment operating income was $19.8 million compared $27.5 million for the three months ended September 30, 2018, a decrease of $7.7 million or 27.9%. This decrease was driven by lower sales volumes, and to a lesser degree, higher average raw material costs.
For the three months ended September 30, 2019, the Chemical segment generated $29.8 million of Adjusted EBITDA (non-GAAP) compared to $41.6 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA was primarily driven by lower sales volumes and rosin ester pricing, and to a lesser degree higher average raw material costs. The negative effect from changes in currency exchange rates between the periods was $0.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Revenue for the Chemical segment was $575.4 million for the nine months ended September 30, 2019 compared to $615.7 million for the nine months ended September 30, 2018. The decrease in Chemical segment revenue was primarily attributable to lower sales volumes and a decline in rosin pricing, partially offset by higher average selling prices for upgraded product streams. Sales volumes were 300.6 kilotons for the nine months ended September 30, 2019, a decrease of 32.1 kilotons or 9.6%, due to a decline in rosin demand, constrained availability of raw materials primarily in North America, and lower non-recurring raw materials sales when compared to the nine months ended September 30, 2018. In addition, we experienced lower operating rates during the nine months ended September 30, 2019 at our Panama City facility due to the impacts of Hurricane Michael. As a result, Performance Chemicals and Adhesives sales volumes decreased 12.9% and 3.7%, respectively, partially offset by an increase of 2.2% in Tires sales volumes. The negative effect from changes in currency exchange rates between the periods was $15.8 million.
Cost of goods sold was $429.2 million for the nine months ended September 30, 2019 compared to $425.1 million for the nine months ended September 30, 2018, an increase of $4.0 million or 0.9%. The increase was driven by higher average raw material costs partially offset by lower sales volumes and lower planned maintenance activities in 2019, when compared to the same period in 2018. The positive impact from changes in currency exchange rates between the periods was $14.5 million.
As of September 30, 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. During the nine months ended September 30, 2019, we incurred an incremental $14.2 million of direct costs as we finalized the production ramp up back to operating capacity. Our insurance carrier provided an additional $32.9 million of reimbursements under our insurance policies, we recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
For the nine months ended September 30, 2019, the Chemical segment operating income was $66.9 million compared to $79.4 million for the nine months ended September 30, 2018.
For the nine months ended September 30, 2019, the Chemical segment generated $112.9 million of Adjusted EBITDA (non-GAAP) compared to $122.4 million for the nine months ended September 30, 2018. The 7.8% decrease in Adjusted EBITDA was primarily driven by lower sales volumes and rosin ester pricing, and to a lesser degree higher average raw material costs. The negative effect from changes in currency exchange rates between the periods was $0.5 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
EBITDA(2)(4)	$77,244	$106,871	$231,768	$240,445
Adjusted EBITDA(1)(3)(4)	$80,056	$98,651	$271,548	$292,900
Adjusted Diluted Earnings Per Share(1)(4)	$0.52	$1.02	$2.99	$2.49
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

(4)
Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share is $14.3 million and $32.9 million, which was recognized as a gain on insurance proceeds in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively, associated with Hurricane Michael.

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
We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$18,693			$42,349
Net income attributable to noncontrolling interest			2,222			928
Consolidated net income			20,915			43,277
Add (deduct):
Income tax expense			2,311			8,334
Interest expense, net			19,214			20,143
Earnings of unconsolidated joint venture			(102)			(100)
Other income (expense)			(4,235)			740
Operating income	$18,269	$19,834	38,103	$44,899	$27,495	72,394
Add (deduct):
Depreciation and amortization	14,982	19,822	34,804	17,554	17,563	35,117
Other income (expense)	(502)	4,737	4,235	(958)	218	(740)
Earnings of unconsolidated joint venture	102	—	102	100	—	100
EBITDA (a)	32,851	44,393	77,244	61,595	45,276	106,871
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	1,672	244	1,916	689	(177)	512
Hurricane related costs (c)	—	2,220	2,220	—	—	—
Hurricane reimbursements (d)	—	(13,841)	(13,841)	—	—	—
KFPC startup costs (e)	3,019	—	3,019	—	—	—
Sale of emissions credits (f)	—	(4,601)	(4,601)	—	—	—
Non-cash compensation expense	2,659	—	2,659	2,495	—	2,495
Spread between FIFO and ECRC	10,103	1,337	11,440	(7,771)	(3,456)	(11,227)
Adjusted EBITDA	$50,304	$29,752	$80,056	$57,008	$41,643	$98,651
_____________________________________________________

(a)	We finalized our claim associated with Hurricane Michael during the third quarter of 2019. We received proceeds of $14.3 million, which is included in EBITDA as a gain on insurance.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $1.4 million of costs incurred during the three months ended September 30, 2019. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold. The Hurricane Dorian direct costs are limited to the three months ended September 30, 2019 and will not continue into the fourth quarter of 2019.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(e)	Startup costs related to the joint venture company, KFPC.

(f)	We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$72,569			$49,491
Net income attributable to noncontrolling interest			5,356			1,743
Consolidated net income			77,925			51,234
Add (deduct):
Income tax (benefit) expense			(1,881)			8,743
Interest expense, net			57,494			74,835
Earnings of unconsolidated joint venture			(363)			(357)
Gain (loss) on extinguishment of debt			(210)			79,921
Other income (expense)			(3,559)			2,960
Operating income	$62,498	$66,908	129,406	$137,930	$79,406	217,336
Add (deduct):
Depreciation and amortization	43,296	54,934	98,230	52,914	52,719	105,633
Other income (expense)	(1,547)	5,106	3,559	(3,600)	640	(2,960)
Gain (loss) on extinguishment of debt	210	—	210	(79,921)	—	(79,921)
Earnings of unconsolidated joint venture	363	—	363	357	—	357
EBITDA (a)	104,820	126,948	231,768	107,680	132,765	240,445
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	4,781	808	5,589	2,062	(963)	1,099
(Gain) loss on extinguishment of debt	(210)	—	(210)	79,921	—	79,921
Hurricane related costs (c)	—	15,025	15,025	—	—	—
Hurricane reimbursements (d)	—	(26,561)	(26,561)	—	—	—
KFPC startup costs (e)	3,019	—	3,019	897	—	897
Sale of emissions credits (f)	—	(4,601)	(4,601)	—	—	—
Non-cash compensation expense	8,158	—	8,158	7,620	—	7,620
Spread between FIFO and ECRC	38,067	1,294	39,361	(27,711)	(9,371)	(37,082)
Adjusted EBITDA	$158,635	$112,913	$271,548	$170,469	$122,431	$292,900
_____________________________________________________

(a)
Included in EBITDA is a $32.9 million gain on insurance, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $14.2 million of costs incurred during the nine months ended September 30, 2019. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold. The Hurricane Dorian direct costs are limited to the three months ended September 30, 2019 and will not continue into the fourth quarter of 2019.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(e)	Startup costs related to the joint venture company, KFPC.

(f)	We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted Earnings Per Share	$0.58	$1.31	$2.26	$1.53
Transaction, acquisition related costs, restructuring, and other costs (a)	0.04	0.02	0.13	0.03
(Gain) loss on extinguishment of debt	—	—	(0.01)	1.89
Hurricane related costs (b)	0.15	—	0.55	—
Hurricane reimbursements (c)	(0.44)	—	(0.83)	—
KFPC startup costs (d)	0.04	—	0.04	0.01
Sale of emissions credits (e)	(0.14)	—	(0.14)	—
Spread between FIFO and ECRC	0.29	(0.31)	0.99	(0.97)
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.52	$1.02	$2.99	$2.49
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $1.4 million and $14.2 million of costs incurred during the three and nine months ended September 30, 2019, respectively. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold. The Hurricane Dorian direct costs are limited to the three months ended September 30, 2019 and will not continue into the fourth quarter of 2019.

(c)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(d)	Startup costs related to the joint venture company, KFPC.

(e)	We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

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
As of September 30, 2019, our outstanding borrowings included (i) $362.0 million and €300.0 million (or approximately $327.1 million) under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility, (ii) $394.8 million and €290.0 million (or approximately $316.2 million as of September 30, 2019) under the 7.0% Senior Notes and 5.25% Senior Notes, respectively. As of September 30, 2019, we had no outstanding borrowings under our ABL Facility.
In addition, as of September 30, 2019, KFPC had NTD 2.5 billion (or approximately $79.5 million) and NTD 770.0 million (or approximately $24.8 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement originally matured on January 17, 2020. During the third quarter 2019, in accordance with the terms of the KFPC Loan Agreement, KFPC elected and the lender syndicate approved an extension for an additional two years to January 17, 2022.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the nine months ended September 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. As of the date of this filing, we repurchased $5.3 million of our 7.0% Senior Notes. The repurchase program ended March 4, 2019.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, our available borrowing capacity under the ABL Facility was $223.0 million, with no outstanding borrowings. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $9.6 million and $10.7 million to our pension plans during the nine months ended September 30, 2019 and 2018, respectively. We expect our total pension plan contributions for the year ended December 31, 2019 to be approximately $11.0 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2019, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2020 and beyond.
As of September 30, 2019, we had $63.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of September 30, 2019, the remaining long-term tax payable related to the Tax Act of $11.9 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash provided by operating activities totaled $118.8 million during the nine months ended September 30, 2019 compared to net cash provided by operating activities of $136.6 million during the nine months ended September 30, 2018. This represents a net decrease in operating cash flows of $17.8 million, which was primarily driven by decreases in operating income, partially offset by a decrease in working capital. The period-over-period changes in working capital are as follows:

•	$43.4 million increase in cash flows associated with lower accounts receivables, largely due to lower selling prices and lower sales volumes; and

•
$41.8 million increase in cash flows associated with lower inventories of products, materials, and supplies largely due to lower raw material costs in our Polymer segment, partially offset by higher inventory levels; partially offset by

•	$22.1 million decrease in cash flows associated with lower accounts payable due to lower raw material costs and timing of payments;

•	$9.7 million decrease in cash flows associated with lower other long term liabilities due to pension contributions; and

•	$8.8 million decrease in cash flows associated with other items, including other assets, other payables and accruals, and due to related parties, primarily due to timing of transactions and payments.
Investing Cash Flows
Net cash used in investing activities totaled $79.9 million for the nine months ended September 30, 2019 and $72.3 million for the nine months ended September 30, 2018.
Expected Capital Expenditures
We currently expect 2019 capital expenditures in aggregate will be approximately $100.0 million, which excludes capitalized interest. Included in this estimate is $55.0 million for health, safety, environmental, and security and infrastructure and maintenance projects. We also anticipate spending approximately $25.0 million primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems. We are evaluating certain strategic capital activities, for which we expect to fund approximately $20.0 million of capital expenditures.
Financing Cash Flows
Our consolidated capital structure as of September 30, 2019 was approximately 33.6% equity, 64.8% debt and 1.6% noncontrolling interest compared to approximately 30.9% equity, 67.7% debt and 1.4% noncontrolling interest December 31, 2018.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. During the nine months ended September 30, 2019, we repurchased $4.3 million of our 7.0% Senior Notes.
During the nine months ended September 30, 2019, we decreased indebtedness, excluding impacts on foreign currency, by $29.4 million, while decreasing cash on hand by approximately $2.6 million.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the nine months ended September 30, 2019, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
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
We are not involved in any material off-balance sheet arrangements as of September 30, 2019.

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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
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
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended September 30, 2019, we repurchased 158,166 shares of our common stock at an average price of $31.61 per share and a total cost of $5.0 million. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
July 1, 2019 through July 31, 2019	158,166	$31.61	158,166	$40,000,036
August 1, 2019 through August 31, 2019	54	35.75	—	40,000,036
September 1, 2019 through September 30, 2019	—	—	—	40,000,036
Total	158,220	$32.56	158,166	$40,000,036
_____________________________________________________

(1)
The total number of shares disclosed in this column includes 54 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.

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
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2019 and 2018 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 24, 2019	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 24, 2019	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Senior Vice President and Chief Financial Officer