Form 10-K
period 2019-12-31
Kraton Corp
filed 2020-02-27
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Corporation at June 30, 2019: $727,752,361. Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding at February 24, 2020: 31,750,813.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Corporation's proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; nonrealization of expected benefits from our acquisitions, business dispositions, or other business combinations and our ability to timely execute and close such transactions including, in particular, our ability to close, and realize the expected benefit from, the sale of the Cariflex business; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of extraordinary events such as natural disasters; health epidemics or pandemics (including coronavirus) or terrorist attacks; estimated impacts of changing tariff rates; and projections regarding environmental costs and capital expenditures and related operational savings.
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
Presentation of Financial Statements
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
Corporate History
Kraton Corporation was incorporated in 2009 under Delaware law and is the successor to a Delaware limited liability company formed in 2003. In December 2009, we completed our initial public offering and our common stock commenced trading on the New York Stock Exchange (“NYSE”). On January 6, 2016, we completed the acquisition of Arizona Chemical (the “Arizona Chemical Acquisition”). We conduct our business through Kraton Polymers LLC and its consolidated subsidiaries.
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
We believe our SBC products offer many characteristics that help our customers drive towards their sustainability goals. Among others, our SBCs may offer features such as greater recyclability, increased durability that reduces the costly need for maintenance and replacement, alternatives to less environmentally friendly materials, such as PVCs.
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
The majority of worldwide SBC production is dedicated to USBCs, which are primarily used in paving, roofing, adhesives, sealants, coatings, and footwear applications. HSBCs, which are significantly more complex and capital-intensive to manufacture than USBCs, are used in applications such as lubricant additives, soft touch and flexible materials, personal hygiene products, medical products, automotive components, certain adhesive and sealant applications, and protective films. Our Cariflex IR and IRL products are primarily used in surgical gloves and condoms.
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
In paving and roofing applications, our Performance Products primarily consist of styrene-butadiene-styrene (“SBS”) for use in modified asphalt applications, which in roofing applications produces stronger and more durable felts and shingles, and in paving applications enhances the strength and elasticity of asphalt-based paving compositions over an extended temperature range. In paving applications, we believe our HiMA technology polymers will extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions. Our roofing applications provide a sustainable alternative by increasing durability and system life. Our sustainable paving applications allow thinner full-depth pavements and longer road life, reducing raw materials required for paving and lessening pollution cause by congestion arising from frequent repairs of roads. Our products primarily compete with chemicals such as styrene-butadiene rubber latex, acetates, polyphosphoric acids and thermoplastic materials like ethylene-propylene-diene-monomer, polyethylene, atactic polypropylene and unmodified asphalts. We believe that customer choice for these markets is driven principally by total end-product cost, temperature performance, bitumen source and application.
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
Our HSBC offerings are often the more sustainable choice when compared to alternatives. Among other features, our HSBCs can offer improved recyclability of polyethylene-terephthalate and polypropylene streams, and function as replacements for less sustainable alternatives such as PVC, mainly in medical applications.
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
We focus our high purity IR polymers in demanding applications such as medical products, paints, coatings, and specialized footwear. Our IRL is specialized polyisoprene latex with a controlled structure and low chemical impurity level obtained through an anionic polymerization process followed by a proprietary latex processing step, both of which were first developed by us. IRL is durable, tear resistant, soft, transparent and odorless. In addition, the synthetic material is non-allergenic and has superior consistency and other advantages over natural rubber latex. As a result, IRL is a substitute for natural rubber latex, particularly in applications with high purity requirements, such as medical, healthcare, personal care, including products such as synthetic surgical gloves and condoms, as well as in food contact operations.
Our products primarily compete with natural rubber, conventional Ziegler Natta sourced solid IR, halo butyl rubber and several synthetic latex alternatives, notably neoprene, nitrile, and polychloroprene latex rubber, as well as polyurethane.
CHEMICAL SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the year ended December 31, 2017 to conform to the respective 2019 and 2018 presentations.
We manufacture and sell sustainable, high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added biobased specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids ( “TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA and TOR into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene monomer fractions, which can be further upgraded into specialty terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets. Our products derived from CTO and CST offer sustainable, non-GMO, bio-based alternatives to hydrocarbons.
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
Adhesives. We offer a broad range of products to service target adhesives submarkets, including rosin-based tackifiers for packaging and pressure-sensitive adhesive applications, terpene-based tackifiers for bookbinding, hygiene and pressure-sensitive adhesive applications, AMS resins for bookbinding and pressure-sensitive adhesive applications, and hot melt polyamides for flexible packaging, industrial applications, and road marking. We seek to position our renewable, non-GMO, bio-based offerings as the material of choice for producers seeking to meet consumer demand for products that do not use less sustainable and GMO materials, like hydrocarbon-based solutions or other vegetable fatty acids.
Our tackifiers are primarily used in hot melt adhesives, which are heavily used in the packaging submarket. Our focus in packaging is to improve our competitive position by introducing higher quality tackifiers that work in new polymer systems. We believe our efforts to improve functionality of tackifier offerings will enable differentiated and profitable growth in emerging markets.
Roads and Construction. Within the pavement marking submarket, we provide rosin-based binders for the thermoplastic pavement marking submarket and produce insoluble maleic-based tackifiers. We believe our advanced bio-based offerings in the pavement marking submarket enable our customers to formulate more durable road markings, improving sustainability by lessening raw material use.
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

End use market (examples)	Features
Coatings
•
serves as a binder in solvent-based paints as well as in hybrid coatings
•
preferred over soybean oil due to its higher unsaturation, better reactivity, flexibility, compatibility, and superior sustainability

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
DTO. DTO is a mixture of TOFA and rosin acids. Our DTO is primarily used as an emulsifier for metalworking fluids and lubricants, in which our product offers improved performance attributes and, in many cases, offers a more sustainable alternative by replacing less environmentally friendly hydrocarbon-based chemicals. In these applications, it is sometimes used in place of TOFA.
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
We were one of the first companies to supply tread enhancement resins to the tire industry and won early qualifications with innovative tire manufacturers. We believe our tires products are a key enabler for our customers to achieve their sustainability goals. The quest for improved fuel economy has prompted the introduction of silica-based “green tires” in which certain of our products are a key component. AMS resins were the first tread enhancement additive commercialized beyond basic hydrocarbon tackifiers, and we believe they offer a good balance of properties, price, and performance for current generation tires. Our SYLVATRAXXTM terpene-base tread enhancement additives are made of up to 100% bio-renewable materials.
GENERAL
Sales and Marketing
Our business is predominantly based on a short sales cycle. We sell our products through a number of channels, including a direct sales force, marketing representatives, and distributors. We use third-party marketing representatives and distributors in markets where they have existing platforms and are more cost effective in completing market coverage. We have long-term relationships and a wide network of distributors across North America, Europe, Latin America, and Asia Pacific.
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

Our customers are facing increasing demands for more sustainable products and solutions. As a bio-based supplier of specialty chemicals and as a producer of specialty polymers that provides alternatives to non-recyclable materials, as well as solutions that can facilitate the circular economy, Kraton believes it is positioned to benefit from these developing market trends.
Competition
In each of our markets, we compete on a range of factors, including price, breadth of product availability, product quality, sustainability features, and the speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce customized products and the availability of technical support. We also compete against a broad range of alternative materials throughout our product groups, including petrochemical, animal and vegetable-based substitutes. Major competitors in our market include large domestic and international companies. No one or small number of competitors is dominant across all industries in which we compete and no single customer accounted for 10.0% or more of our total revenue during the years ended December 31, 2019, 2018, and 2017.
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
We believe that raw material supplies for both segments will be available in quantities sufficient to meet demand in 2020. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Each of our reportable segments were impacted to a varying degree in 2019 by the volatility of raw material costs and these conditions may continue in 2020.
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
Patents, Trademarks, Copyrights, and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks, and trade secrets. We had 847 granted patents and 289 pending patent applications at December 31, 2019. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, we expect a significant portion of our patent portfolio to remain in effect for a significant period. The granted patents and the applications cover both the U.S. and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business, and the overall profitability of our business is not dependent on any single patent, trademark, license, or franchise.
Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. We maintain a number of trade names that are protected by trademark laws.
Employees
As of December 31, 2019, we had 1,944 employees, the majority of which are full-time employees.
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
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to health, safety, environmental, and security matters. We incurred capital expenditures in 2019 for regulatory purposes of $5.3 million and estimate such expenditures will be approximately $10.8 million in 2020 and $5.4 million in 2021.
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
Many of our products and operations are subject to laws of the countries in which our products are manufactured or imported. These laws include the Registration, Evaluation, and Authorization of Chemicals (“REACH”) regulation in the European Union. REACH places great responsibility on companies to manage the risks that chemical substances may pose to health and the environment by requiring additional testing, documentation, risk assessments and registrations. These registrations of our chemical substances are a license to operate and are a prerequisite for the Company to manufacture or import our products in the European Union. The Company has successfully registered all required chemical substances to allow manufacturing and import of Kraton products into the European Union. The Company is also actively preparing for future registration needs. The cost of compliance with any new laws or regulations cannot be estimated until the manner in which they will be implemented has been precisely defined.
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
As of December 31, 2019, we had $290.0 million in outstanding borrowings under the U.S. dollar denominated tranche (the “USD Tranche”) and €247.0 million, or approximately $277.1 million, in outstanding borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of our senior secured term loan facility (the “Term Loan Facility”). In addition, we had $394.8 million of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) and €290.0 million, or approximately $325.4 million, of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes” and, together with the 7.0% Senior Notes, the “Senior Notes”) outstanding as of December 31, 2019. We also have a $250.0 million asset-based revolving credit facility (the “ABL Facility”), under which we had no outstanding borrowings as of December 31, 2019. Pursuant to the terms of our Term Loan Facility and ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions.
In addition, in July 2014, our KFPC joint venture executed a syndicated loan agreement (“KFPC Loan Agreement”) in the amount of 5.5 billion new Taiwanese dollars (“NTD”), or approximately $183.5 million, to provide additional funding to construct the HSBC facility in Taiwan and to provide funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent (50%) of the indebtedness, of which NTD 2.5 billion, or approximately $82.4 million, of indebtedness was outstanding as of December 31, 2019. KFPC also has revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $71.8 million. As of December 31, 2019, NTD 600.0 million, or approximately $20.0 million, was drawn on the KFPC Revolving Facilities. Kraton Polymers LLC does not guarantee any of the KFPC Revolving Facilities.
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
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, we had $60.0 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $124.1 million. In addition, if we and/or our subsidiaries incur new debt, the related risks that we now face as a result of our leverage would intensify.
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
Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. At December 31, 2019, approximately $669.5 million of our debt was variable rate debt. Additionally, any interest rate swaps we enter may not fully mitigate our interest rate risk.
Conditions in the global economy and capital markets, and in the petrochemical industry in particular, may have an adverse effect on our results of operations, financial condition, and cash flow.
Our products are sold in markets that are sensitive to changes in general economic conditions, such as automotive, construction and consumer products. Moreover, the petrochemical industry in general has historically been subject to volatility and cyclical downturns. Downturns in general economic conditions, or in the petrochemical industry in particular, can cause fluctuations in demand for our products, product prices, sales volumes and margins. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our profitability and could also result in impairments of certain of our assets.
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
We use butadiene, styrene, and isoprene as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment and use additional non-primary raw materials in the production of our products. Suppliers may not be able to meet our raw material requirements, and we may not be able to obtain substitute supplies from alternative suppliers in sufficient quantities, on economic terms, or in a timely manner. A lack of availability of our raw materials in the quantities we require to produce our products could result in our inability to meet customer demand and could have a material adverse effect on our results of operations, financial condition and cash flows.

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
In late 2018, the EU adopted the RED II for the period 2021-2030. The RED II contains higher set obligations and goals than the RED; an EU-wide binding target of a 32% share of energy from renewable sources in the gross final consumption of energy by 2030, and a share of 14% of renewable energy in the transport sector by 2030. According to the RED II, Member States shall set out national indicative trajectories for their contributions to the EU-wide target, and these trajectories shall be based on the targets set out in the RED for 2020.
As for the transport sector target, the RED II provides that Member States shall oblige fuel suppliers to supply a share of at least 14% of fuels from renewable sources, including a share of 3.5% of advanced biofuels. CTO based biofuels shall, according to the RED II, be counted as advanced biofuels, and Member States may still double count the contribution of such fuels. In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S.
Because the supply of CTO is inherently constrained by the volume of kraft pulp processing, any diversion of CTO for production of alternative fuels would reduce the available supply of CTO as the principal raw material of the pine chemicals industry. A reduced ability to procure an adequate supply of CTO due to competing new uses such as for biofuel production could have a material adverse effect on our results of operations, financial condition and cash flows.
Increases in the costs of our raw materials may occur, which may have an adverse effect on our results of operations, financial condition, and cash flow if those costs cannot be passed through to our customers.
The price of raw materials may be impacted by external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, health epidemics or pandemics, civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials or changes in laws or regulations in any of the countries in which we have significant suppliers.
We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices for natural and synthetic rubber.
Our results of operations are directly affected by the cost of raw materials. Since the cost of these primary raw materials comprises a significant amount of our total cost of goods sold, the selling prices for our products and therefore our total revenue is impacted by movements in these raw material costs, as well as by the cost of other inputs. In the past we have experienced erratic and significant changes in the costs of these raw materials, butadiene in particular. In addition, product mix can have an impact on our overall unit selling prices, since we provide an extensive product offering and therefore experience a wide range of unit selling prices. Because of the significant portion of our cost of goods sold represented by these raw materials, our gross profit margins could be adversely affected by changes in the cost of these raw materials if we are unable to pass the increases on to our customers.
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

We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under U.S. generally accepted accounting principles (“U.S. GAAP”) will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (“ECRC”). Specifically, in periods of declining raw material costs, reported gross profit will be lower under U.S. GAAP than under ECRC, and in periods of rising raw material costs, gross profit will be higher under U.S. GAAP than under ECRC. However, because raw material costs are difficult to predict, we cannot accurately anticipate fluctuations in raw material costs with precision, or effectively or economically hedge against the effects of any such change. If raw material costs fluctuate in a quarter, our results of operations and cash flows will be affected, the magnitude of which could be significant, which could cause our earnings and cash flows to depart from the periodic expectations of financial analysts or investors and, therefore, the market price of our common stock may be volatile as a result.
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks, which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our facilities may require regulatory or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities' production capacity below expected levels, which would reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing, or improving our facilities may also reduce profitability. Our facilities may also be subject to unanticipated damage as a result of natural disasters or terrorist attacks, as was the case for our Panama City, Florida, manufacturing facility during Hurricane Michael in October 2018. See “Domestic or international natural disasters, health epidemics or pandemics, or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse effect on our results of operations, financial condition, and cash flow.”
If we make any major modifications to our facilities, such modifications likely would result in substantial additional capital expenditures and could prolong the time necessary to bring the facility on line. We may also choose to refurbish or upgrade our facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Third parties provide significant operating and other services under agreements that are important to our business. The failure of these third parties to perform their obligations, or the termination of these agreements could occur, which may have an adverse effect on our results of operations, financial condition, and cash flow.
We are party to agreements with third parties who provide site services, utilities, materials and facilities. Additionally our Berre, France, and Wesseling, Germany, plants are operated and maintained by a third party who also employs and provides substantially all of the staff for those facilities. If relationships with these third parties were to deteriorate or if the agreements for these services were to terminate, we would be forced to obtain these services from other parties or provide them ourselves. Additionally, at Berre and Wesseling, a termination of the third party agreement would require use to relocate our manufacturing facilities at those locations. The failure of our third party service providers and partners at our manufacturing facilities to perform their obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we might not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
Failure to successfully consummate business combination transactions, including the acquisition and integration of, or disposition of, businesses, assets, products or technologies or to realize the financial and strategic goals that were contemplated at the time of any such transaction may adversely affect our future results of operations, financial condition, and cash flow.
From time to time, we may explore and pursue (i) acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our business, (ii) dispositions of non-strategic assets, or (iii) other business combination transactions. The expense and effort incurred in exploring and consummating such transactions, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in additional and/or unexpected expenses and losses. For example, an investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We also may not be successful in negotiating the terms of any potential transactions or, in the case of acquisitions or other business combinations, conducting thorough due diligence, financing the transaction or effectively combining businesses or integrating an acquired business, product or technology into our existing business and operations. Acquisitions, dispositions, and other business combinations may also be affected by unanticipated delays, including in obtaining regulatory, governmental, customer or other third party approvals, which may result in such transactions being delayed, or in limited circumstances not being completed at all. In addition, we may decide to abandon a previously disclosed transaction.
Moreover, we may incur significant expenses whether or not a contemplated transaction is ultimately consummated. Failure to consummate an announced transaction may negatively impact our business strategy, which could result in additional costs to correct. Additionally, in connection with any acquisition, disposition, or other business combination we consummate, the synergies or other benefits we expected to achieve may not be realized, including, in the case of dispositions, receipt of the consideration expected from such transaction, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition and results of operations, disrupt relationships with current and new employees, customers and vendors, incur significant debt or have to delay or not proceed with announced transactions.We may also face additional challenges and costs after the consummation of the transaction, including those related to integrating or restructuring our operations, information management and other technology systems, while carrying on our ongoing business.
Further, exploring or consummating a disposition, acquisition, or other business combination or integrating an acquired business, product or technology could divert management and employee time and resources from other matters.
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
Hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes exist in our operations and the operations of other occupants with whom we share manufacturing sites. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our business as a whole. These potential risks include, but are not necessarily limited to:
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
Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•	new and different legal and regulatory requirements in local jurisdictions;

•	data privacy regulations;

•	export duties or import quotas;

•	domestic and foreign customs and tariffs or other trade barriers;

•	potential staffing difficulties and labor disputes;

•	risk of non-compliance with the U.S. FCPA, the Bribery Act, or similar anti-bribery legislation in other countries by agents or other third-party representatives;

•	managing and obtaining support and distribution for local operations;

•	increased costs of transportation or shipping;

•	credit risk and financial conditions of local customers and distributors;

•	potential difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	potential imposition of restrictions on investments;

•	varying permitting and approval requirements;

•	potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	foreign currency exchange restrictions and fluctuations;

•	local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries;

•	the outbreak of global or regional health epidemics or pandemics; and

•	civil unrest, including labor unrest, in response to local political conditions.
We may not be successful in developing and implementing policies and strategies to address the foregoing risks in a timely and effective manner at each location where we do business or from where we procure raw materials. Consequently, the occurrence of one or more of the foregoing risks could have a material adverse effect on our international operations or upon our financial condition, results of operations, and cash flows.
Compliance with extensive environmental, health and safety laws could require material expenditures, changes in our operations or site remediation.
The manufacture and sale of our products can present potentially significant health and safety concerns and are also under increased public and governmental scrutiny. Our products are also used in a variety of applications that have specific regulatory requirements such as those relating to products that have contact with food or are used for medical applications.
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
In addition to the above, various petrochemical products, including plastics, have faced increased public scrutiny due to negative coverage of plastic waste in the environment, which has resulted in local, state, federal and foreign governments proposing and in some cases approving, restrictions on the manufacture, consumption and disposal of certain petrochemical products. Increased regulation on the use of our products or other products in our industry, whatever their scope or form, could increase our costs of production, impact overall consumption of our products or result in negative publicity.
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
We are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. Particularly, data privacy and protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation, and elsewhere are evolving and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements. In 2018 and 2019, the U.S. implemented new tariffs on imports from various countries. In addition, during 2019, China imposed additional tariffs on U.S. exports to China.

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
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to collective bargaining arrangements or works counsel representation. Approximately 13.6% of our combined U.S. employees are represented by unions. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, the earliest of which expires in 2021, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, financial condition, and cash flow.
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
Our success in the highly competitive markets in which we operate will continue to depend to a significant extent on our key employees. We are dependent on the expertise of our executive officers and other key employees. Loss of the services of any of our executive officers or other key employees could have an adverse effect on our prospects. We may not be able to retain our key employees or to recruit qualified individuals to join our company. The loss of key employees could result in high transition costs and could disrupt our operations.
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
We sponsor defined benefit pension plans. The total projected benefit obligation of our defined benefit pension plans exceeded the fair value of the plan assets by approximately $105.5 million at December 31, 2019. We contributed $13.7 million to the pension plans in 2019. Among the key assumptions inherent in the actuarially calculated pension plan obligations and pension plan expenses are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension plan obligations could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
Domestic or international natural disasters, health epidemics or pandemics, or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.
Chemical related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks (including both physical attacks and cyber-attacks) than other possible targets in the U.S. and throughout the world. Moreover, extraordinary events such as natural disasters or global or local health epidemics or pandemics could result in significant damage to our facilities and/or disruption of our operations and may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although their occurrence can be expected to continue to adversely impact the economy in general and our specific markets.

The resulting damage from a natural disaster or terrorist attack could include loss of life, property damage or site closure. Several of our facilities are located in regions where natural disasters have previously disrupted, and may in the future disrupt, our ability to manufacture and deliver products from certain facilities and require us to temporarily declare an excused performance, or force majeure, on certain products under our existing agreements with customers. Any damage resulting in stoppage or reduction of our facilities’ production capacity could reduce our revenues and any unanticipated capital expenditures to repair such damage (to the extent not covered by our insurance policies) may reduce profitability. Any, or a combination, of these factors could also adversely impact our results of operations, financial position and cash flows.
In addition, global or local heath epidemics and pandemics may result in disruption of our operations. For example, the coronavirus outbreak originating in China at the beginning of 2020 has resulted in closures, quarantines, travel restrictions and extended shutdown of certain businesses in regions in which we operate and could also substantially interfere with general commercial activity related to our supply chain and customer base. This could have a material adverse effect on our results of operations, financial position, and cash flows. At this point, the extent of the impact on our results as a result of the coronavirus outbreak is uncertain.
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
Any amounts accrued under the Kraton Polymers LLC Executive Deferred Compensation Plan are immediately payable upon a change of control. We disclose in proxy statements filed with the SEC potential payments to our named executive officers in connection with a change of control. Further, the terms of each of the indentures governing our Senior Notes require us, upon certain change of control transactions, to repurchase our outstanding Senior Notes at a price equal to 101.0% of their principal amount, plus any accrued and unpaid interest. Certain change of control transactions would also constitute an event of default under our Term Loan Facility and ABL Facility.
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
We do not currently pay dividends, and we may not pay dividends to our stockholders for the foreseeable future. The terms of the Term Loan Facility, the ABL Facility, and our Senior Notes limit our ability to pay cash dividends, and we may be subject to other restrictions on our ability to pay dividends from time to time. In addition, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends and distributions from our subsidiaries. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors that our board deems relevant.
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

(3)
The Kashima manufacturing facility is owned and operated by a 50%-50% joint venture between us and JSR, named Kraton JSR Elastomers K.K. (“KJE”). We are generally entitled to 50% of this production pursuant to our joint venture agreement. JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton® brand name, although this amount may vary from time to time.

(4)	The Mailiao facility is our 50%-50% KFPC joint venture with FPCC, and the joint venture leases the land, but owns the manufacturing facility and production equipment.

(5)
We own our black liquor soap acidulation manufacturing facility located in Savannah, Georgia. However, this manufacturing facility is located on land that we lease, and the lease expires on February 28, 2057.

(6)
We own our manufacturing facility located in Oulu, Finland. However, this facility is located on land that we lease, and the lease expires on August 31, 2044, with an option to extend the term until August 31, 2095.

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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “KRA.”
As of February 24, 2020, we had approximately 66 shareholders of record of our common stock and approximately 5,112 beneficial owners.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Kraton Corporation	(20.11)%	71.47%	69.14%	(54.66)%	15.94%
S&P SmallCap 600 Index	(1.97)%	26.55%	13.24%	(8.49)%	22.78%
Dow Jones U.S. Specialty Chemicals	(9.79)%	10.54%	22.39%	(6.84)%	12.24%

	Cumulative Value of $100 Investment, through December 31, 2019
Company Name / Index	Base Period 12/31/14	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Kraton Corporation	$100.00	$79.89	$136.99	$231.70	$105.05	$121.79
S&P SmallCap 600 Index	$100.00	$98.03	$124.06	$140.48	$128.56	$157.85
Dow Jones U.S. Specialty Chemicals	$100.00	$90.21	$99.72	$122.05	$113.70	$127.62
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
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended December 31, 2019, we did not repurchased any of our common stock under this program. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
October 1, 2019 through October 31, 2019	—	—	—	$40,000,036
November 1, 2019 through November 30, 2019	491	$22.49	—	40,000,036
December 1, 2019 through December 31, 2019	2,975	23.16	—	40,000,036
Total	3,466	$23.06	—	$40,000,036
_____________________________________________________

(1)
The total number of shares disclosed in this column includes 3,466 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.

(2)	This column contains repurchases under the Share Repurchase Program.

Item 6.	Selected Financial Data.
The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years Ended December 31,
	2019	2018	2017	2016 (2)	2015
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,804,436	$2,011,675	$1,960,362	$1,744,104	$1,034,626
Cost of goods sold	1,390,007	1,431,069	1,415,659	1,262,542	803,072
Gross profit	414,429	580,606	544,703	481,562	231,554
Operating expenses:
Research and development	41,073	41,296	40,283	39,129	30,509
Selling, general, and administrative	149,800	153,897	161,260	177,356	116,193
Depreciation and amortization	136,171	141,410	137,162	125,658	62,093
Gain on insurance proceeds	(32,850)	(8,900)	—	—	—
Loss on disposal of fixed assets	773	2,169	514	665	237
Operating income	119,462	250,734	205,484	138,754	22,522
Other income (expense)	3,339	(3,472)	(3,360)	(2,503)	(4,291)
Disposition and exit of business activities	—	—	—	28,416	—
Loss on extinguishment of debt	(3,521)	(79,866)	(35,389)	(13,423)	—
Earnings of unconsolidated joint venture (1)	506	471	486	394	406
Interest expense, net	(75,782)	(93,772)	(132,459)	(138,952)	(24,223)
Income (loss) before income taxes	44,004	74,095	34,762	12,686	(5,586)
Income tax benefit (expense)	11,813	(3,574)	57,884	91,954	(6,943)
Consolidated net income (loss)	55,817	70,521	92,646	104,640	(12,529)
Net (income) loss attributable to noncontrolling interest	(4,512)	(3,506)	4,903	2,668	1,994
Net income (loss) attributable to Kraton	$51,305	$67,015	$97,549	$107,308	$(10,535)
Earnings (loss) per common share:
Basic	$1.61	$2.10	$3.12	$3.48	$(0.34)
Diluted	$1.60	$2.08	$3.07	$3.43	$(0.34)
Weighted average common shares outstanding:
Basic	31,581	31,416	30,654	30,180	30,574
Diluted	31,881	31,789	31,140	30,621	30,574
________________________________________________

(1)	Represents our 50% joint venture interest in KJE, which is accounted for using the equity method of accounting.

(2)	On January 6, 2016, we completed the acquisition of Arizona Chemical. The results of this acquisition are included within our consolidated statements of operations thereafter.

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$35,033	$85,891	$89,052	$121,749	$70,049
Total assets	$2,832,385	$2,894,704	$2,932,527	$2,906,645	$1,079,235
Total debt	$1,364,625	$1,532,619	$1,617,528	$1,739,525	$415,732

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

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
EBITDA (2)(4)	$255,957	$309,277	$304,383
Adjusted EBITDA (1)(3)(4)	$320,592	$378,043	$374,199
Adjusted Diluted Earnings Per Share (1)(4)	$2.94	$3.16	$2.85
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

(2)
On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, other income (expense), loss on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:

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

(4)
Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share is $32.9 million and $8.9 million, which was recognized as a gain on insurance proceeds, reimbursing us for the lost margin, direct costs, and capital expenditures known to date in the Condensed Consolidated Statement of Operations for the years ended December 31, 2019 and 2018, respectively.

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
We reconcile each of consolidated net income (loss) and reporting segment operating income to EBITDA, and then to Adjusted EBITDA as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Polymer	Chemical	Total	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$51,305			$67,015			$97,549
Net income (loss) attributable to noncontrolling interest			4,512			3,506			(4,903)
Consolidated net income			55,817			70,521			92,646
Add (deduct):
Income tax expense (benefit)			(11,813)			3,574			(57,884)
Interest expense, net			75,782			93,772			132,459
Earnings of unconsolidated joint venture			(506)			(471)			(486)
Loss on extinguishment of debt			3,521			79,866			35,389
Other (income) expense			(3,339)			3,472			3,360
Operating income	$57,343	$62,119	119,462	$159,162	$91,572	250,734	$121,089	$84,395	205,484
Add (deduct):
Depreciation and amortization	59,151	77,020	136,171	71,006	70,404	141,410	67,998	69,164	137,162
Other income (expense)	(1,923)	5,262	3,339	(4,311)	839	(3,472)	(3,687)	327	(3,360)
Loss on extinguishment of debt	(3,521)	—	(3,521)	(79,866)	—	(79,866)	(35,389)	—	(35,389)
Earnings of unconsolidated joint venture	506	—	506	471	—	471	486	—	486
EBITDA (non-GAAP) (a)	111,556	144,401	255,957	146,462	162,815	309,277	150,497	153,886	304,383
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	10,475	946	11,421	5,517	(607)	4,910	13,000	(165)	12,835
Loss on disposal of fixed assets	535	—	535	—	—	—	—	—	—
Loss on extinguishment of debt	3,521	—	3,521	79,866	—	79,866	35,389	—	35,389
Hurricane related costs (c)	—	15,025	15,025	—	13,651	13,651	4,145	1,320	5,465
Hurricane reimbursements (d)	—	(26,561)	(26,561)	—	—	—	—	—	—
KFPC startup costs (e)	3,019	—	3,019	897	—	897	14,618	—	14,618
Sale of emissions credits (f)	—	(4,601)	(4,601)	—	—	—	—	—	—
Non-cash compensation expense	9,493	—	9,493	8,102	—	8,102	7,627	—	7,627
Spread between FIFO and ECRC	49,565	3,218	52,783	(26,042)	(12,618)	(38,660)	(2,261)	(3,857)	(6,118)
Adjusted EBITDA (non-GAAP)	$188,164	$132,428	$320,592	$214,802	$163,241	$378,043	$223,015	$151,184	$374,199
_________________________________________________

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

(c)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $14.2 million of costs incurred during the year ended December 31, 2019. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(e)	Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold for 2019, selling, general, and administrative expenses for 2018, and cost of goods sold for 2017.

(f)	We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

We reconcile U.S. GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years Ended December 31,
	2019	2018	2017
Diluted Earnings Per Share	$1.60	$2.08	$3.07
Transaction, acquisition related costs, restructuring, and other costs (a)	0.27	0.13	0.31
Loss on disposal of fixed assets	0.01	—	—
Loss on extinguishment of debt	0.08	1.91	0.87
Hurricane related costs (b)	0.55	0.32	0.13
Hurricane reimbursements (c)	(0.83)	—	—
KFPC startup costs (d)	0.04	0.01	0.26
Tax reform repatriation (e)	—	(0.28)	1.46
Tax reform deferred tax rate change (e)	—	—	(3.06)
Sale of emissions credits (f)	(0.11)	—	—
Spread between FIFO and ECRC	1.33	(1.01)	(0.19)
Adjusted Diluted Earnings Per Share (non-GAAP)	$2.94	$3.16	$2.85
_________________________________________________

(a)
Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges, which are recorded primarily in selling, general, and administrative expenses.

(b)
Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $14.2 million of costs incurred during the year ended December 31, 2019, respectively. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold.

(c)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

(d)	Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold for 2019, selling, general, and administrative expenses for 2018, and cost of goods sold for 2017.

(e)	Tax repatriation and deferred tax rate change relating to the 2017 U.S. Tax Cuts and Jobs Act, see Note 11 Income Taxes to the consolidated financial statements.

(f)	We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
We are a leading global sustainable specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment.
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
Chemical Segment
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the years ended December 31, 2018 and 2017 to conform to the respective 2018 presentations.
We manufacture and sell high value sustainable products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added biobased specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA and TOR into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into specialty terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets.
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
Coronavirus. The recent emergence of the coronavirus in China, and other affected countries, has resulted in certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holidays, implementation of travel restrictions and extended shutdown of certain businesses in regions in which we operate and could also substantially interfere with general commercial activity related to our supply chain and customer base. While the full impact of the outbreak is unknown at this time, we have restricted employee travel to China, and other countries as appropriate, as a safety precaution. In addition, through the first two months of 2020 the coronavirus has resulted in further disruption of business activity and demand in China and broader Asia. At this time, it is not possible to determine the full-year 2020 impact of the coronavirus.
Market Conditions. Market fundamentals and demand for our Specialty Polymer automotive and compounding applications saw continued deterioration within China and broader Asia, and more recently in Europe during the third quarter of 2019. In addition, results for Performance Polymers were affected by soft paving and roofing demand, due to the slow start of the 2019 paving and roofing season. This resulted in elevated customer inventories and ample supply availability from market participants, which contributed to intensified competitive market conditions.
The Chemical segment continues to see pressure on pricing in rosin end markets such as adhesives and road markings driven by weakness in gum rosin pricing and excess hydrocarbon supply. Rosin prices remain under pressure and are not expected to recover through 2020. The Crude Sulfate Turpentine refining product prices remain at a consistent level relative to the second half of 2019, and are not expected to improve through 2020.
Strategic alternatives for Cariflex business. In February 2019, the Company's board of directors initiated a process to review strategic alternatives for our Cariflex business. On October 30, 2019, we announced that we have agreed to a purchase and sale agreement with Daelim Industrial Co., Ltd. for our Cariflex business unit for a gross purchase price of $530 million. The transaction is expected to close in the first quarter of 2020, subject to customary regulatory approvals and other closing conditions as set forth in the purchase and sale agreement.
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10.0% tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which increased up to 25.0% in 2019 on raw material imports of ours. In addition, China enacted tariffs on certain goods imported into China from the United States of up to 25.0% during 2018, which increased up to 30.0% in 2019, impacting our sales into China. We have implemented certain mitigation efforts to minimize the effects of any pricing and supply conditions. These tariffs have impacted the Chinese economy and thus demand for certain products of ours in China; however, the direct financial impact of tariff costs to Kraton is not material.
RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices for natural and synthetic rubber. Average purchase prices of our raw materials decreased during 2019 compared to 2018 for the Polymer segment and increased during 2019 compared to 2018 for the Chemical.
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
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from fourteen manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, Swedish Krona, Brazilian Real, and NTD. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.

We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2019	2018	2017
Americas	41.8%	42.1%	41.3%
Europe, Middle East, and Africa	33.9%	35.3%	35.7%
Asia Pacific	24.3%	22.6%	23.0%
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

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$1,804,436	$2,011,675	$1,960,362
Cost of goods sold	1,390,007	1,431,069	1,415,659
Gross profit	414,429	580,606	544,703
Operating expenses:
Research and development	41,073	41,296	40,283
Selling, general, and administrative	149,800	153,897	161,260
Depreciation and amortization	136,171	141,410	137,162
Gain on insurance proceeds	(32,850)	(8,900)	—
Loss on disposal of fixed assets	773	2,169	514
Operating income	119,462	250,734	205,484
Other income (expense)	3,339	(3,472)	(3,360)
Loss on extinguishment of debt	(3,521)	(79,866)	(35,389)
Earnings of unconsolidated joint venture	506	471	486
Interest expense, net	(75,782)	(93,772)	(132,459)
Income before income taxes	44,004	74,095	34,762
Income tax benefit (expense)	11,813	(3,574)	57,884
Consolidated net income	55,817	70,521	92,646
Net (income) loss attributable to noncontrolling interest	(4,512)	(3,506)	4,903
Net income attributable to Kraton	$51,305	$67,015	$97,549
Earnings per common share:
Basic	$1.61	$2.10	$3.12
Diluted	$1.60	$2.08	$3.07
Weighted average common shares outstanding:
Basic	31,581	31,416	30,654
Diluted	31,881	31,789	31,140
Consolidated Results
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue was $1,804.4 million for the year ended December 31, 2019 compared to $2,011.7 million for the year ended December 31, 2018, a decrease of $207.2 million, or 10.3%. Revenue for the Polymer segment decreased $168.6 million and revenue for the Chemical segment decreased $38.6 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,390.0 million for the year ended December 31, 2019 compared to $1,431.1 million for the year ended December 31, 2018, a decrease of $41.1 million, or 2.9%. Cost of goods sold decreased $52.1 million for the Polymer segment and increased $11.0 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $149.8 million for the year ended December 31, 2019 compared to $153.9 million for the year ended December 31, 2018. The $4.1 million decrease is primarily attributable to lower employee related costs, partially offset by higher transaction, acquisition, and restructuring costs.
Depreciation and amortization was $136.2 million for the year ended December 31, 2019 compared to $141.4 million for the year ended December 31, 2018. The decrease of $5.2 million was primarily attributable to certain assets being fully depreciated as of December 31, 2018, partially offset by accelerated depreciation on certain Chemical segment assets.

Other income was $3.3 million for the year ended December 31, 2019 compared to other expense of $3.5 million for the year ended December 31, 2018. The increase of $6.8 million is driven by a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity, along with lower net periodic pension expense of $2.4 million.
We recorded a $3.5 million loss on extinguishment of debt during the year ended December 31, 2019, as a result of partial repayments of our Term Loan Facility. This includes the write off of previously capitalized deferred financing costs and original issue discount, partially offset by a gain resulting from our repurchase of 7.0% Senior Notes.
We recorded a $79.9 million loss on extinguishment of debt during the year ended December 31, 2018. This includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”), partially offset by a gain on the settlement of the ineffective portion of interest rate swaps.
Interest expense, net, was $75.8 million for the year ended December 31, 2019 compared to $93.8 million for the year ended December 31, 2018, a decrease of $18.0 million. The decrease is due to refinancing activities and lower overall indebtedness.
Our income tax provision was a $11.8 million benefit and a $3.6 million expense for the years ended December 31, 2019 and 2018, respectively. Our effective tax rates for the years ended December 31, 2019 and 2018 were a 26.8% benefit and a 4.8% expense, respectively. Our effective tax rates differed from the U.S. corporate statutory tax rates, primarily due to the reversal of certain uncertain tax positions, the mix of our pre-tax income or loss generated in various foreign jurisdictions, and the tax impact of certain permanent items.
As of December 31, 2019 and December 31, 2018, a valuation allowance of $38.4 million and $42.5 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.0 million during the year ended December 31, 2019, which includes a $3.9 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $0.7 million decrease related to utilization of net operating loss carryforwards in the U.S., and a $0.6 million increase related to changes in other comprehensive income (loss). We decreased our valuation allowance by $8.8 million during the year ended December 31, 2018, which includes a $4.3 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $2.2 million decrease related to utilization of foreign tax credits and net operating loss carryforwards in the U.S., and a $2.3 million decrease related to changes in other comprehensive income (loss). We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.
The Tax Act was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, provisional amounts for the income tax effects of the Tax Act were recorded as of December 31, 2017. We recorded a provisional amount for our one-time transitional tax liability and income tax expense of $15.7 million. We completed our analysis based on legislative updates relating to the Tax Act, including an assessment of our foreign tax credits, which resulted in an incremental tax benefit of $10.7 million as of December 31, 2018. Additionally, the impact of the Tax Act to our deferred taxes was a benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries.
Net income attributable to Kraton was $51.3 million, or $1.60 per diluted share, for the year ended December 31, 2019, a decrease of $15.7 million compared to a net income of $67.0 million, or $2.08 per diluted share, for the year ended December 31, 2018. Adjusted diluted earnings per share (non-GAAP) was $2.94 for the year ended December 31, 2019 compared to $3.16 for the year ended December 31, 2018. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.

Segment Results
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Years Ended December 31,
	2019		2018		2017
Revenue	($ In thousands)
Performance Products	$531,437	50.5%	$631,728	51.7%	$640,313	53.4%
Specialty Polymers	334,726	31.8%	408,628	33.5%	389,873	32.5%
Cariflex	186,266	17.7%	180,814	14.8%	168,267	14.0%
Other	539	—%	416	—%	1,223	0.1%
	$1,052,968		$1,221,586		$1,199,676

Operating income	$57,343		$159,162		$121,089
Adjusted EBITDA (non-GAAP)(1)	$188,164		$214,802		$223,015
Adjusted EBITDA margin (non-GAAP)(2)	17.9%		17.6%		18.6%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue for the Polymer segment was $1,053.0 million for the year ended December 31, 2019 compared to $1,221.6 million for the year ended December 31, 2018. The decrease was driven by lower average sales prices resulting from lower raw material costs and lower sales volumes. Sales volumes were 296.0 kilotons for the year ended December 31, 2019, a decrease of 23.6 kilotons, or 7.4%. Specialty Polymers volumes decreased 11.1%, Performance Products volumes decreased 7.0%, and Cariflex volumes increased 1.8%. The decrease in Specialty Polymers revenue is a result of a previously announced inventory management program by a significant lubricant additives customer and lower demand in Asia and Europe, partially offset by higher innovation-led volume in North America. The decrease in Performance Products revenues was driven primarily by lower sales into paving and roofing applications due to the impacts of weather. The increase in Cariflex revenue was primarily the result of higher latex sales into surgical glove applications. The negative effect from changes in currency exchange rates between the periods was $25.7 million.
Cost of goods sold was $820.4 million for the year ended December 31, 2019 compared to $872.5 million for the year ended December 31, 2018, a decrease of $52.1 million, or 6.0%. The decrease in cost of goods sold reflects lower sales volumes and lower raw material costs. These decreases are partially offset by the cost of consumed raw materials, which has higher average costs on a FIFO measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $19.2 million.
For the year ended December 31, 2019, the Polymer segment operating income was $57.3 million compared to $159.2 million for the year ended December 31, 2018. This decrease is largely attributable to higher raw material costs on a FIFO basis and decreases in sales volumes.
For the year ended December 31, 2019, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $188.2 million compared to $214.8 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was due to a previously announced inventory management program by a significant lubricant additives customer, the deterioration of market conditions in China, broader Asia, and Europe, which adversely affected sales of Specialty Polymers. Our Performance Polymers business sales into paving and roofing applications were negatively affected by weather conditions, along with competitive pricing pressures from Asia. This was partially offset by higher sales volumes in the Cariflex product group and lower selling, general, and administrative expenses. The negative effect from changes in currency exchange rates between the periods was $3.8 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).

Chemical Segment

	Years Ended December 31,
	2019		2018		2017
Revenue	($ In thousands)
Adhesives	$262,941	35.0%	$280,867	35.5%	$294,467	38.7%
Performance Chemicals	438,146	58.3%	461,100	58.4%	416,264	54.7%
Tires	50,381	6.7%	48,122	6.1%	49,955	6.6%
	$751,468		$790,089		$760,686

Operating income	$62,119		$91,572		$84,395
Adjusted EBITDA (non-GAAP) (1)	$132,428		$163,241		$151,184
Adjusted EBITDA margin (non-GAAP) (2)(3)	17.6%		20.7%		19.9%
____________________________________________________

(1)	See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the years ended December 31, 2019 and 2018, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 17.4% and 20.2%, respectively.
Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the year ended December 31, 2017 to conform to the respective 2019 and 2018 presentations.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenue for the Chemical segment was $751.5 million for the year ended December 31, 2019 compared to $790.1 million for the year ended December 31, 2018. The decrease was primarily attributable to lower sales volumes and a decline in rosin pricing. Sales volumes were 398.6 kilotons for the year ended December 31, 2019, a decrease of 29.9 kilotons, or 7.0%, primarily impacting Performance Chemicals as a result of constrained availability of raw materials, continued weakness in the rosin demand, and lower non-recurring raw materials sales when compared to the year ended December 31, 2018. Performance Chemicals volumes decreased 10.9%, Tires and Adhesives volumes increased by 6.5% and 0.5%, respectively. The negative effect from changes in currency exchange rates between the periods was $21.3 million.
Cost of goods sold was $569.6 million for the year ended December 31, 2019 compared to $558.6 million for the year ended December 31, 2018, an increase of $11.0 million, or 2.0%. The increase was driven by higher raw material prices and other variable energy prices, partially offset by lower sales volumes. Additionally, the changes in currency exchange rates between the periods resulted in a positive impact of $20.4 million.
As of December 31, 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. During the year ended December 31, 2019, we incurred an incremental $14.2 million of direct costs as we finalized the production ramp up back to operating capacity. Our insurance carrier provided an additional $32.9 million, of which $1.1 million was received in 2018 and deferred into 2019 when realized, of reimbursements under our insurance policies, which we recorded as a gain on insurance proceeds in the Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
For the year ended December 31, 2019, the Chemical segment operating income was $62.1 million compared to $91.6 million for the year ended December 31, 2018.
For the year ended December 31, 2019, the Chemical segment generated $132.4 million of Adjusted EBITDA (non-GAAP) compared to $163.2 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was primarily driven by lower sales volumes, higher raw material costs, and the decline in rosin pricing, partially offset by improved derivatives and specialty upgrade pricing. The positive effect from changes in currency exchange rates between the periods was $0.1 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

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
Impairment of Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of Financial Accounting Standards Board (“FASB”) ASC Subtopic 360-10, Property, Plant, and Equipment—Overall, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.
Goodwill. We record goodwill when the purchase price of an acquired business exceeds the fair value of the net identifiable assets acquired. Goodwill is allocated to the reporting unit level based on the estimated fair value at the date of acquisition. Goodwill was recorded as a result of the Arizona Chemical Acquisition and is recorded in the Chemical operating segment.
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. The assessment is performed in three steps. We assess qualitative factors, or step zero, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment indicator exists utilizing the qualitative method, we then utilize step one to test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches. This step one provides a fair value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. The estimated fair value of our reporting units are subject to a number of estimates, including discount rates, revenue growth rates, cash flow assumptions, and market information. If potential impairments are identified, we perform step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.
As of October 1, 2019, the Company elected to bypass the qualitative assessment and performed a fair value assessment of the reporting unit utilizing a combination of the income and market approach. The company’s assessment concluded that the fair value of the reporting unit exceeded the book value of the reporting unit, including goodwill, and thus there was no impairment recognized.
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
The information below summarizes the results of sensitivities to significant estimates in our Pension Plans and Retiree Medical Plan, which would result in additional expense for fiscal year 2020. For additional information about our benefit plans, see Note 13 Employee Benefits to the consolidated financial statements.

Change from Baseline
(In thousands)
U.S. Pension Plans
Discount rate
1% Decrease	$230
Expected return on assets
1% Decrease	$1,340
Non-U.S. Pension Plans
Discount rate
1% Decrease	$851
Expected return on assets
1% Decrease	$527
Expected salary rate
1% Increase	$292
Retiree Medical Plan
Discount rate
1% Decrease	$200
Health care trend
1% Increase	$10
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are expensed in cost of goods sold once the performance obligation with the associated sale has been met. We do not have significant changes in our estimates for variable considerations.

LIQUIDITY AND CAPITAL RESOURCES
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the Term Loan Facility and ABL Facility are our principal sources of liquidity.
As of December 31, 2019, our outstanding borrowings included (i) $290.0 million and €247.0 million, or approximately $277.1 million, under the USD Tranche and Euro Tranche, respectively, of the Term Loan Facility and (ii) $394.8 million and €290.0 million, or approximately $325.4 million, under the 7.0% Senior Notes and 5.25% Senior Notes, respectively. As of December 31, 2019, we had no outstanding borrowings under our ABL Facility.
In addition, as of December 31, 2019, KFPC had NTD 2.5 billion, or approximately $82.4 million, and NTD 600.0 million, or approximately $20.0 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement originally matured on January 17, 2020. During the third quarter 2019, in accordance with the terms of the KFPC Loan Agreement, KFPC elected and the lender syndicate approved an extension for an additional two years to January 17, 2022.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. The repurchase program ended March 4, 2019. As of December 31, 2019, we have repurchased $5.3 million of our 7.0% Senior Notes.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had $60.0 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $124.1 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
We made contributions of $13.7 million to our Pension Plans and Retiree Medical Plan for the year ended December 31, 2019 and $14.9 million for the year ended December 31, 2018. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2020 to be approximately $14.9 million. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans' assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans' assets do not meet or exceed expectations during 2020, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2021 and beyond.
As of December 31, 2019, we had $38.0 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. After 2017, our foreign earnings held by foreign subsidiaries are no longer subject to U.S. tax upon repatriation to the U.S. As of December 31, 2019, the remaining long-term tax payable related to the Tax Act of $11.9 million is presented within income tax payable, non-current on our Consolidated Balance Sheets. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.

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
Operating Cash Flows
Net cash provided by operating activities totaled $234.9 million for the year ended December 31, 2019 and $246.6 million for the year ended December 31, 2018. This represents a net decrease of $11.6 million, which was primarily driven by decreases in operating income, partially offset by decreases in working capital. The period-over-period changes in working capital are as follows:

•	$104.6 million increase in cash flows associated with inventories of products, materials, and supplies due to lower inventory volumes and lower raw material costs;

•	$13.7 million increase in cash flows for accounts receivable, primarily related to lower selling prices; partially offset by

•	$27.1 million decrease in cash flows associated with other long term liabilities due to increased pension contributions;

•	$23.7 million decrease in cash flows associated with trade accounts payable due to timing of payments and lower raw material costs; and

•	$7.5 million decrease in cash flows due to the timing of payments of other items, including other payables and accruals, related party transactions, pension costs, and value added taxes.
Net cash provided by operating activities totaled $246.6 million for the year ended December 31, 2018 and $255.4 million for the year ended December 31, 2017. This represents a net decrease of $8.9 million, which was primarily driven by increases in working capital, partially offset by increases in operating income. The period-over-period changes in working capital are as follows:

•	$35.8 million decrease in cash flows associated with inventories of products, materials, and supplies, due to higher inventory volumes and higher raw material costs;

•	$32.2 million decrease in cash flows for other payables and accruals, primarily driven by timing of interest payments, employee related accruals, and customer rebates;

•	$27.1 million decrease in cash flows for accounts receivable, primarily related to higher selling prices, partially offset by lower sales volumes; partially offset by

•	$12.4 million increase in cash flows due to the timing of payments of other items, including related party transactions, pension costs, and transaction taxes; and

•	$12.0 million increase in cash flows associated with trade accounts payable due to timing of payments and higher raw material costs.
Investing Cash Flows
Net cash used in investing activities totaled $108.7 million, $111.1 million, and $122.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Capital projects in 2019 included the following:

•	$67.0 million related to infrastructure and maintenance, and health, safety, environmental, and security projects;

•	$22.0 million related to projects to optimize the production capabilities of our manufacturing assets; and

•	$14.0 million of capital expenditures related to information technology and research and development.

Capital projects in 2018 included the following:

•	$69.7 million related to infrastructure and maintenance, and health, safety, environmental, and security projects;

•	$15.2 million related to projects to optimize the production capabilities of our manufacturing assets; and

•	$11.0 million of capital expenditures related to information technology and research and development.
Expected Capital Expenditures
We currently expect 2020 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $94.0 million, which includes approximately $4.0 million of capitalized interest. Also included is approximately $65.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2020 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2019 was approximately 34.5% equity, 63.8% debt, and 1.7% noncontrolling interest, compared to approximately 30.9% equity, 67.7% debt, and 1.4% noncontrolling interest as of December 31, 2018.
Net cash used in financing activities totaled $176.1 million for the year ended December 31, 2019 compared to $136.7 million and $175.1 million for the years ended December 31, 2018 and 2017, respectively.
During the year ended December 31, 2019, we decreased indebtedness, excluding impacts on foreign currency, by $166.2 million, while decreasing cash on hand by approximately $50.9 million.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the year ended December 31, 2019, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. During the year ended December 31, 2019 and 2018, we repurchased $4.3 million and $0.9 million, respectively, of our 7.0% Senior Notes.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions during the years ended December 31, 2019, 2018, or 2017.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations
Our principal outstanding contractual obligations relate to the Term Loan Facility, Senior Notes, KFPC Loan Agreement, interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with raw materials. The following table summarizes our contractual cash obligations as of December 31, 2019 for the periods indicated.

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	2025 and thereafter
	(In millions)
Long-term debt obligations (1)	$1,390.7	$53.1	$33.1	$16.7	$0.2	$0.2	$1,287.3
Estimated interest payments on debt	358.5	65.8	64.5	64.4	64.3	64.4	35.1
Operating lease obligations	97.8	23.3	17.6	13.1	9.7	6.3	27.9
Purchase obligations (2) (3) (4)	2,877.5	455.9	264.4	256.7	251.2	196.7	1,452.6
Uncertain tax positions, including interest and penalties (5)	11.3	—	—	—	—	—	11.3
Estimated pension obligations	14.9	14.9	—	—	—	—	—
Total contractual cash obligations	$4,750.7	$613.0	$379.7	$350.9	$325.4	$267.6	$2,814.1
________________________________________________

(1)	Includes capital lease obligations.

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

(4)
Our purchases obligations partially relate to supply of inventory for our Cariflex business. Pending the transaction's expected closure in the first quarter of 2020, subject to customary regulatory approvals and other closing conditions as set forth in the purchase and sale agreement, our purchase obligations could reduce approximately $40.0 million in the aggregate during the periods presented.

(5)
Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2025 and thereafter.”

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
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2019 consist of a series of non-deliverable forward contracts.
Interest rate risk. Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities, and additional borrowings in the future may, bear interest at variable rates, thereby exposing us to interest rate risk. At December 31, 2019, approximately $669.5 million of our debt was variable rate debt.
We entered into a series of interest rate swaps for a portion of the forecasted USD Tranche whereby we exchanged floating for fixed rate interest payments in order to reduce exposure to interest rate volatility. However, the interest rate swaps we entered may not fully mitigate our interest rate risk. We performed a hypothetical analysis to determine the impact to our financial position if the LIBOR forward rates increased or decreased by 10%, from the rates as of December 31, 2019 for the life of the interest rate swap agreement, which would result in a change of $0.5 million in accumulated other comprehensive income (loss) as of December 31, 2019.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2019 and 2018, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $100.2 million at December 31, 2019 and $90.5 million at December 31, 2018. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $11.8 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2019. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2020 would negatively impact our pre-tax income by $4.2 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Our raw materials are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2019, a hypothetical 10.0% change in the market price for these raw materials would change our 2020 cost of goods sold by $38.5 million.

Item 8.	Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item  9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2019, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2020 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Corporation

(i)	The reports of KPMG LLP, Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2019 and 2018

(iii)	Consolidated Statements of Operations—years ended December 31, 2019, 2018, and 2017

(iv)	Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2019, 2018, and 2017

(v)	Consolidated Statements of Changes in Equity—years ended December 31, 2019, 2018, and 2017

(vi)	Consolidated Statements of Cash Flows—years ended December 31, 2019, 2018, and 2017

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

2.1
Stock Purchase Agreement, dated as of September 27, 2015, by and among AZC Holding Company LLC, Arizona Chemical Holdings Corporation and Kraton Polymers LLC (incorporated by reference to Exhibit 2.1 to Kraton Corporation's current report on Form 8-K filed with the SEC on September 30, 2015)

2.2
Asset and Stock Purchase and Sale Agreement, dated as of October 30, 2019, by and between Kraton Polymers LLC and Kraton Polymers Holdings B.V., as seller, and Daelim Industrial Co., Ltd. and Daelim USA, Inc., as purchaser (incorporated by reference to Exhibit 2.1 to Kraton Corporation’s current report on Form 8-K filed with the SEC on October 31, 2019)

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

3.3	Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2020)

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

4.3	Form of Global Note for the 7% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on March 27, 2017)

Exhibit No	Description of Exhibits
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

4.5	Form of Global Note for the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

4.6*	Description of the Kraton Corporation Securities Registered under Section 12 of the Exchange Act

10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2
Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.3
First Amendment to Credit and Guarantee Agreement, dated as of July 6, 2016, relating to the Credit and Guarantee Agreeemnt, dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.4
Second Amendment to Credit and Guarantee Agreement, dated as of January 9, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on January 10, 2017)

10.5
Third Amendment to Credit and Guarantee Agreement, dated as of June 13, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017)

10.6
Fourth Amendment to Credit and Guarantee Agreement, dated as of August 16, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.7
Fifth Amendment to Credit and Guarantee Agreement, dated as of March 8, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on March 12, 2018)

10.8
Sixth Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.9
Seventh Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

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

10.34+	Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.2 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.35+
Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.36+
Form of Kraton Corporation Restricted Stock Performance Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.37+
Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement (1 year vest) under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Form 10-Q filed with the SEC on July 25, 2019)

10.38+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

10.39+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.35 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

10.40+
Form of Kraton Corporation Restricted Stock Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.41+
Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

Exhibit No	Description of Exhibits
10.42+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Performance Polymers, Inc. 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 4.5 to Kraton Corporation's Registration Statement on Form S-8 filed with the SEC on February 24, 2017)

10.43+
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

10.45+
Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.46+	Summary of Terms of Kraton Corporation Cash Incentive Plan for 2019 (incorporated by reference to Kraton Corporation’s Current Reports on Form 8-K filed with the SEC on February 8, 2019)

10.47+
Kraton Corporation Executive Severance Program effective as of November 1, 2011, as amended and restated September 12, 2017 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-k filed with the SEC on September 18, 2017)

10.48+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.49+	Amendment to Outstanding Option Grant Agreements (incorporated by reference to Exhibit 10.92 to the Kraton Corporation’s Form S-1 filed with the SEC on December 2, 2009)

10.50+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.51+
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

101*
The following materials from Kraton Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018, and 2017 (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from Kraton Corporation Annual Report on Form 10-K for the period ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language)

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

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
Date: February 27, 2020

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
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 27, 2020.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ ATANAS H. ATANASOV	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)
Atanas H. Atanasov

/S/ CHRIS H. RUSSELL	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Chris H. Russell

/S/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch

/S/ MARK A. BLINN	Director
Mark A. Blinn

/S/ ANNA C. CATALANO	Director
Anna C. Catalano

/S/ DOMINIQUE FOURNIER	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III	Director
John J. Gallagher, III

/S/ DAN F. SMITH	Director and Chairman
Dan F. Smith

/S/ KAREN A. TWITCHELL	Director
Karen A. Twitchell

/S/ BILLIE I. WILLIAMSON	Director
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Kraton Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 27, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kraton Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02 and all related amendments, which established Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of goodwill impairment for the Chemical reporting unit
As discussed in Note 1 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis and whenever events or circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. The Company’s goodwill balance as of December 31, 2019 was $772.4 million, all of which related to the Chemical reporting unit resulting from the Arizona Chemical acquisition in 2016.
We identified the evaluation of goodwill impairment for the Chemical reporting unit as a critical audit matter. The estimated fair value of the Chemical reporting unit was derived from assumptions used in estimating the future cash flows resulting in the application of a high degree of subjective auditor judgment. Specifically, the revenue growth rates and discount rate assumptions used to estimate the fair value of the reporting unit were challenging to evaluate due to their subjectivity. Changes to those assumptions could have had a significant effect on the Company’s assessment of the carrying value of the goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s determination of the fair value of the Chemical reporting unit in its assessment of goodwill impairment, including controls related to the development of the revenue growth rates and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates for the Chemical reporting unit, by comparing the forecasted growth rates with historical results. Additionally, the Company’s forecasted revenue growth rates were compared to the forecasted growth rates in the Company’s and its peer companies’ analyst reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

•	comparing the discount rate used in the valuation, against a discount rate range that was independently developed using publicly available market data for comparable entities; and

•	comparing the Company’s fair value estimate to an independent estimate of the Chemical reporting unit’s fair value using an independently developed discount rate.
(signed) KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
February 27, 2020

KRATON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$35,033	$85,891
Receivables, net of allowances of $434 and $784	169,603	198,046
Inventories of products	332,457	410,640
Inventories of materials and supplies	32,211	30,843
Prepaid expense	6,991	10,156
Other current assets	22,385	29,980
Current assets held for sale	51,356	—
Total current assets	650,036	765,556
Property, plant, and equipment, less accumulated depreciation of $639,197 and $597,785	925,940	941,476
Goodwill	772,418	772,886
Intangible assets, less accumulated amortization of $285,819 and $246,648	325,877	362,038
Investment in unconsolidated joint venture	11,971	12,070
Debt issuance costs	—	1,170
Deferred income taxes	8,863	10,434
Long-term operating lease assets, net	85,003	—
Other long-term assets	25,219	29,074
Long-term assets held for sale	27,058	—
Total assets	$2,832,385	$2,894,704
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$53,139	$45,321
Accounts payable-trade	168,541	182,153
Other payables and accruals	112,645	100,695
Due to related party	17,470	20,918
Current liabilities held for sale	14,849	—
Total current liabilities	366,644	349,087
Long-term debt, net of current portion	1,311,486	1,487,298
Deferred income taxes	125,240	127,827
Long-term operating lease liabilities	66,624	—
Other long-term liabilities	172,960	182,893
Long-term liabilities held for sale	3	—
Total liabilities	2,042,957	2,147,105
Commitments and contingencies (note 12)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,751 shares issued and outstanding at December 31, 2019; 31,917 shares issued and outstanding at December 31, 2018	318	319
Additional paid in capital	392,208	385,921

See Notes to Consolidated Financial Statements

Retained earnings	464,712	420,597
Accumulated other comprehensive loss	(105,795)	(91,699)
Total Kraton stockholders’ equity	751,443	715,138
Noncontrolling interest	37,985	32,461
Total equity	789,428	747,599
Total liabilities and equity	$2,832,385	$2,894,704

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$1,804,436	$2,011,675	$1,960,362
Cost of goods sold	1,390,007	1,431,069	1,415,659
Gross profit	414,429	580,606	544,703
Operating expenses:
Research and development	41,073	41,296	40,283
Selling, general, and administrative	149,800	153,897	161,260
Depreciation and amortization	136,171	141,410	137,162
Gain on insurance proceeds	(32,850)	(8,900)	—
Loss on disposal of fixed assets	773	2,169	514
Operating income	119,462	250,734	205,484
Other income (expense)	3,339	(3,472)	(3,360)
Loss on extinguishment of debt	(3,521)	(79,866)	(35,389)
Earnings of unconsolidated joint venture	506	471	486
Interest expense, net	(75,782)	(93,772)	(132,459)
Income before income taxes	44,004	74,095	34,762
Income tax benefit (expense)	11,813	(3,574)	57,884
Consolidated net income	55,817	70,521	92,646
Net (income) loss attributable to noncontrolling interest	(4,512)	(3,506)	4,903
Net income attributable to Kraton	$51,305	$67,015	$97,549
Earnings per common share:
Basic	$1.61	$2.10	$3.12
Diluted	$1.60	$2.08	$3.07
Weighted average common shares outstanding:
Basic	31,581	31,416	30,654
Diluted	31,881	31,789	31,140

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net income attributable to Kraton	$51,305	$67,015	$97,549
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(5,296)	(14,439)	63,077
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $1,165, expense of $979 and $457, respectively	(6,311)	1,368	3,283
Reclassification of (gain) loss on cash flow hedge, net of tax expense of $587 and benefit of $127, respectively	—	(1,996)	752
Unrealized gain on net investment hedge, net of tax expense of $1,379 and $2,378, respectively	7,471	8,079	—
(Increase) decrease in benefit plans liability, net of tax benefit of $2,117, expense of $3,202 and benefit of $2,241, respectively	(9,960)	13,584	(6,877)
Other comprehensive income (loss), net of tax	(14,096)	6,596	60,235
Comprehensive income attributable to Kraton	37,209	73,611	157,784
Comprehensive income (loss) attributable to noncontrolling interest	5,524	2,423	(2,298)
Consolidated comprehensive income	$42,733	$76,034	$155,486

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2017	$310	$361,682	$254,439	$(158,530)	$457,901	$32,336	$490,237
Net income (loss)	—	—	97,549	—	97,549	(4,903)	92,646
Other comprehensive income	—	—	—	60,235	60,235	2,605	62,840
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	4,515	—	4,515	—	4,515
Retired treasury stock from employee tax withholdings	(1)	(2,297)	—	—	(2,298)	—	(2,298)
Exercise of stock options	5	10,947	—	—	10,952	—	10,952
Non-cash compensation related to equity awards	2	7,625	—	—	7,627	—	7,627
Balance at December 31, 2017	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income	—	—	67,015	—	67,015	3,506	70,521
Other comprehensive income (loss)	—	—	—	6,596	6,596	(1,083)	5,513
Retired treasury stock from employee tax withholdings	(2)	(3,266)	(2,921)	—	(6,189)	—	(6,189)
Exercise of stock options	2	3,131	—	—	3,133	—	3,133
Non-cash compensation related to equity awards	3	8,099	—	—	8,102	—	8,102
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Net income	—	—	51,305	—	51,305	4,512	55,817
Other comprehensive income (loss)	—	—	—	(14,096)	(14,096)	1,012	(13,084)
Retired treasury stock from employee tax withholdings	—	(1,431)	(1,390)	—	(2,821)	—	(2,821)
Canceled stock from share repurchases	(3)	(4,197)	(5,800)	—	(10,000)	—	(10,000)
Exercise of stock options	1	2,423	—	—	2,424	—	2,424
Non-cash compensation related to equity awards	1	9,492	—	—	9,493	—	9,493
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$55,817	$70,521	$92,646
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	136,171	141,410	137,162
Lease amortization	23,093	—	—
Amortization of debt premium and original issue discount	1,064	2,202	6,169
Amortization of debt issuance costs	4,654	5,771	8,420
Loss on disposal of property, plant, and equipment	773	2,169	514
Loss on extinguishment of debt	3,521	79,866	35,389
(Earnings) loss from unconsolidated joint venture, net of dividends received	(62)	74	(49)
Deferred income tax benefit	(159)	(26,487)	(66,004)
Release of uncertain tax positions	(18,309)	—	—
Gain on insurance proceeds for capital expenditures	(3,948)	—	—
Share-based compensation	9,493	8,102	7,627
Decrease (increase) in:
Accounts receivable	5,848	(7,841)	19,237
Inventories of products, materials, and supplies	46,533	(58,077)	(22,269)
Other assets	10,986	12,304	12,941
Increase (decrease) in:
Accounts payable-trade	(3,472)	20,271	8,275
Other payables and accruals	(20,018)	(18,693)	13,463
Other long-term liabilities	(13,401)	13,742	(1,802)
Due to related party	(3,644)	1,245	3,721
Net cash provided by operating activities	234,940	246,579	255,440
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(103,688)	(100,122)	(99,223)
KFPC purchase of property, plant, and equipment	(965)	(2,746)	(17,103)
Purchase of software and other intangibles	(8,019)	(8,229)	(6,265)
Insurance proceeds for capital expenditures	3,948	—	—
Net cash used in investing activities	(108,724)	(111,097)	(122,591)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	57,941	732,540	739,167
Repayments of debt	(198,053)	(828,747)	(938,006)
KFPC proceeds from debt	34,240	24,918	48,207
KFPC repayments of debt	(59,700)	(52,947)	(16,244)
Capital lease payments	(169)	(902)	(964)
Purchase of treasury stock	(12,821)	(6,189)	(2,298)
Proceeds from the exercise of stock options	2,424	3,133	10,952
Settlement of interest rate swap	—	2,584	(879)
Settlement of foreign currency hedges	—	—	(716)
Debt issuance costs	—	(11,113)	(14,330)
Net cash used in financing activities	(176,138)	(136,723)	(175,111)
Effect of exchange rate differences on cash	(936)	(1,920)	9,565
Net decrease in cash and cash equivalents	(50,858)	(3,161)	(32,697)
Cash and cash equivalents, beginning of period	85,891	89,052	121,749
Cash and cash equivalents, end of period	$35,033	$85,891	$89,052
Supplemental disclosures during the period:
Cash paid (received) for income taxes, net of refunds received	$7,804	$4,715	$(5,395)
Cash paid for interest, net of capitalized interest	$56,407	$106,838	$103,995
Capitalized interest	$3,625	$3,882	$4,042
Supplemental non-cash disclosures increase (decrease) during the period:
Property, plant, and equipment accruals	$2,277	$(1,891)	$(11,957)
Operating leases	$105,308	$—	$—

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
We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective, the derivative expires or is sold, terminated, or exercised, or the hedge is de-designated. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income (loss) related to the hedging relationship. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements.
Property, Plant, and Equipment. Property, plant, and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. See Note 14 Industry Segment and Foreign Operations to the consolidated financial statements. Depreciation is recognized using the straight-line method over the following estimated useful lives:

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
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. The assessment is performed in three steps. We assess qualitative factors, or step zero, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment indicator exists utilizing the qualitative method, we then utilize step one to test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches. This step one provides a fair value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. The estimated fair value of our reporting units are subject to a number of estimates, including discount rates, revenue growth rates, cash flow assumptions, and market information. If potential impairments are identified, we perform step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.
As of October 1, 2019, the Company elected to bypass the qualitative assessment and performed a fair value assessment of the reporting unit utilizing a combination of the income and market approach. The company’s assessment concluded that the fair value of the reporting unit exceeded the book value of the reporting unit, including goodwill, and thus there was no impairment recognized.
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
Long-Lived Assets. In accordance with the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360-10, Property, Plant, and Equipment—Overall, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements.
Intangible Assets. Intangible assets are stated at cost, net of accumulated amortization. We have intangible assets related to technology, customer relationships, tradenames/trademarks, and software as detailed in Note 6 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. See Note 6 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Intangible assets are amortized using the straight-line method over the asset's estimated useful life as follows:

Technology	15 years
Customer relationships	15 years
Tradenames/trademarks	15 years
Software	3 - 10 years

Pension and Other Postretirement Plans. We sponsor noncontributory defined benefit pension plans (“Pension Plans”) and a post-retirement benefit plan (“Retiree Medical Plan”). We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans. See Note 13 Employee Benefits to the consolidated financial statements.
Investment in Unconsolidated Joint Venture. Our 50.0% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.
We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 15 Related Party Transactions to the consolidated financial statements.
Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs is recorded in interest expense. See Note 8 Long-Term Debt to the consolidated financial statements.

Contingencies. We are routinely involved in litigation, claims, and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements. For loss contingencies, our accounting policy is to expense legal costs as incurred. See Note 12 Commitments and Contingencies to the consolidated financial statements.
Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic useful life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated. See Note 12 Commitments and Contingencies to the consolidated financial statements.
Disclosures about Fair Value of Financial Instruments. For cash and cash equivalents, receivables, accounts payable, and certain accrued expenses, the carrying amount approximates fair value due to the short maturities of these instruments. For long-term debt instruments and interest rate swap agreements, fair value is estimated based upon market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements.
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are expensed in cost of goods sold once the performance obligation with the associated sale has been met. We do not have significant changes in our estimates for variable considerations. See Note 3 Revenue Recognition to the consolidated financial statements.
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
Leases. Our leases, with a term greater than one year, are classified as either operating or financing and carried at fair value on the balance sheet as lease assets acquired and liabilities assumed, except for capital leases in existence prior to our adoption of ASC 842, Leases. Capital leases in existence at the time of our adoption of ASC 842, Leases, are accounted for in accordance with ASC 840, Leases.
Our contracts, with a term greater than one year, are classified as leases if 1) there is an identified asset and contract term, 2) we have the right to substantially all the economic benefit of the asset, and 3) we have the right to direct how and for what purpose the identified asset used or we have the right to operate the asset throughout the period of use without change operations of the asset.
We classify leases as financing under any of the following circumstances:

•	ownership of the underlying asset is transferred to us by the end of the lease term;

•	the lease grants us an option to purchase the underlying asset that it is reasonably certain to be exercised;

•	the lease term is for the major part of the remaining economic life of the underlying asset;

•	the present value of the lease payments and residual value guarantee equals or exceeds substantially all of the fair value of the underlying asset; or

•	the underlying asset so specialized that it is expected to have no use to the lessor at the end of the lease term.
Our lease policy follows ASC 842, Leases, practical expedients election whereby: 1) we do not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; 2) we elected the short-term lease recognition exemption for all leases that qualify, and 3) we do not separate lease and non-lease components for all of our leases. See Note 12 Commitments and Contingencies to the consolidated financial statements.
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
We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Valuation allowances take into consideration our expected ability to realize these deferred tax assets and reduce the value of such assets to the amount that is deemed more likely than not to be recoverable. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. If we fail to achieve our operating income targets, we may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax benefit (expense) and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods. See Note 11 Income Taxes to the consolidated financial statements.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
This standard had a material effect on our financial statements. The most significant effects relate to: (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our equipment, building, and vehicle operating leases; (2) the derecognition of existing assets and liabilities for straight line lease accounting under ASC 840, Leases; and (3) providing significant new disclosures about our leasing activities. On adoption, we recognized additional operating liabilities of $70.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 12 Commitments and Contingencies to the consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objective of this ASU is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This standard is effective for fiscal years beginning after December 15, 2018. Our analysis of ASU 2017-12 was completed during 2018, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2017-12 effective January 1, 2019.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815)-Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard is effective for fiscal years beginning after December 15, 2018. Our analysis of ASU 2018-16 was completed during 2018, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-16 effective January 1, 2019.
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
In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This standard is effective beginning on May 2, 2019. Our analysis of ASU 2019-07 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2019-07 effective May 2, 2019.
New Accounting Standards to be Adopted in Future Periods
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2016-13 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We expect to adopt ASU 2016-13 effective on January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. Our analysis of ASU 2017-04 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We expect to adopt ASU 2017-04 effective on January 1, 2020.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any interim period after issuance of the ASU. Our analysis of ASU 2018-18 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We expect to adopt ASU 2018-18 effective on January 1, 2020.
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
We have deferred revenue of $12.5 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when control of the product transfers to the customer.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the the years ended December 31, 2019 and 2018, we recognized $5.6 million and $7.3 million, respectively, of revenue related to these arrangements.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Years Ended December 31,
	2019	2018	2017
Revenue	(In thousands)
Performance Products	$531,437	$631,728	$640,313
Specialty Polymers	334,726	408,628	389,873
Cariflex	186,266	180,814	168,267
Other	539	416	1,223
Polymer Product Line Revenue	$1,052,968	$1,221,586	$1,199,676

Effective January 1, 2018, results for our Roads and Construction product line have been consolidated into our Adhesives and Performance Chemicals product lines to better align customer portfolio and end usage. We have adjusted the presentations for the year ended December 31, 2017 to conform to the respective 2019 and 2018 presentations.

	Years Ended December 31,
	2019	2018	2017
Revenue	(In thousands)
Adhesives	$262,941	$280,867	$294,467
Performance Chemicals	438,146	461,100	416,264
Tires	50,381	48,122	49,955
Chemical Product Line Revenue	$751,468	$790,089	$760,686

	December 31, 2019	December 31, 2018
	(In thousands)
Contract receivables(1)	$190,093	$197,739
Contract liabilities(2)	$12,456	$13,906
____________________________________________________

(1)
Contract receivables are recorded within receivables, net of allowances on our Consolidated Balance Sheets. This includes $20.4 million of contract receivables related to the Cariflex business recorded as current assets held for sale.

(2)
Our contract liability decreased by $1.2 million, as a result of meeting the performance obligation, which was recognized in our Specialty Polymers product line revenue, and decreased approximately $0.3 million due to the change in currency exchange rates.

4. Assets Held for Sale
On October 30, 2019, we entered into a purchase and sale agreement to sell our Cariflex product line operated by our Polymer segment for $530.0 million in cash, subject to customary adjustments. This transaction is expected to close in the first quarter of 2020, subject to customary regulatory approvals and other closing conditions, and we expect to record a gain on the sale of assets upon closing of the transaction. This product line was deemed to be held for sale and the related assets and liabilities were classified as such in our December 31, 2019 balance sheet. We will cease depreciation of the related assets beginning in January 2020. The following are the major classes of assets and liabilities for this business that were reflected in our balance sheet as assets and liabilities held for sale at December 31, 2019.

December 31, 2019
(In thousands)
ASSETS
Receivables, net of allowances of $51	$20,397
Inventories of products, net	27,030
Inventories of materials and supplies, net	965
Prepaid expenses	1,913
Other current assets	1,051
Property, plant, and equipment, less accumulated depreciation of $27,146	26,891
Other long-term assets	93
Long-term operating lease assets, net	74
Total assets	$78,414
LIABILITIES
Accounts payable-trade	9,180
Other payables and accruals	5,669
Long-term operating lease liabilities	3
Total liabilities	14,852
Net assets	$63,562

The results of operations of this business are not classified as discontinued operations.

5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation, which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817), we now recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. Share-based compensation expense was approximately $9.5 million, $8.1 million, and $7.6 million, tax effected by $2.1 million, $1.9 million, and $2.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Our unrecognized compensation expense related to our share-based awards was as follows as of December 31, 2019:

	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period
	(In thousands)
Restricted stock awards	$1,675	0.58
Restricted stock units	$4,993	1.61
Performance stock units	$6,140	1.15

2016 Equity and Cash Incentive Plan. On May 18, 2016, our stockholders approved the Kraton Corporation 2016 Equity and Cash Incentive Plan (the “2016 Plan”). Under the 2016 Plan, there are a total of 4,697,702 shares of our common stock reserved for issuance. As of December 31, 2019 and 2018 there were 2,901,188 and 3,354,625 shares of our common stock available for issuance under the 2016 Plan, respectively.
2019 Equity Inducement Plan. On April 17, 2019, our stockholders approved the Kraton Corporation 2019 Equity Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, there are a total of 150,000 shares of our common stock reserved for issuance. As of December 31, 2019 there were 115,991 shares of our common stock available for issuance under the Inducement Plan.
Non-qualified Stock Option Activity
Non-qualified option activities for the year ended December 31, 2019 are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Outstanding at December 31, 2018	503	$28.12
Granted	—	—
Exercised	(116)	20.83
Forfeited	—	—
Expired	—	—
Outstanding and exercisable at December 31, 2019	387	$30.31	$157	2.30

________________________________________________

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2019.
These options have a ten year term. During the year ended December 31, 2019, net proceeds of $2.4 million were received from the exercise of stock options.

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Options exercised	116	173	469
Total intrinsic value of options exercised	$623	$1,050	$11,667

Restricted Stock Awards and Restricted Stock Units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted stock units. Holders of restricted stock units do not have any beneficial ownership in the common stock underlying the restricted stock units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted stock units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death/disability of the participant. We awarded 108,076 and 180,666 restricted stock awards to our employees, which are subject to a three-year cliff vesting, during the years ended December 31, 2018, and 2017, respectively. We issued 23,447, 16,932, and 25,975 restricted stock awards to members of the board of directors during the years ended December 31, 2019, 2018, and 2017, respectively, which vested on the grant date. We granted 192,214, 32,908, and 40,189 restricted stock units to our employees during the years ended December 31, 2019, 2018, and 2017, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted stock units granted, vested, and forfeited during 2019.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2018	381	$28.39	106	$26.22
Granted	23	35.78	192	34.65
Vested	(161)	18.83	(36)	17.91
Forfeited	(15)	38.57	(12)	35.69
Non-vested shares at December 31, 2019	228	$35.25	249	$32.74

The aggregate intrinsic value was $6.9 million and the weighted average remaining contractual term was 0.97 for restricted stock units. The intrinsic value of a restricted stock unit is the amount by which the market value of the underlying restricted stock unit exceeds the grant date value of the restricted stock unit as of December 31, 2019.
The total fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 pursuant to restricted stock awards and restricted stock units was $6.7 million, $12.4 million, and $7.4 million, respectively.
Performance Share Units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria and time vesting established at grant. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our compensation committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock from 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 137,508, 109,844, and 163,846 performance share units to our employees during the years ended December 31, 2019, 2018, and 2017, respectively.
The following table represents the non-vested performance share units granted, vested, and forfeited during 2019.

	Shares(2)	Weighted- average Grant-date Fair Value	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2018	436	$30.18
Granted	138	48.04
Vested	(67)	19.12
Forfeited	(129)	17.40
Non-vested shares at December 31, 2019	378	$43.08	$9,463	1.15

________________________________________________

(1)
The intrinsic value of a performance share unit is the amount by which the market value of the underlying performance share unit exceeds the grant date value of the performance share unit as of December 31, 2019.

(2)	During the year ended December 31, 2019, the 2016 performance share unit awards vested with an incremental 16,369 shares awarded based on performance metrics attained.

The total fair value of shares vested during the years ended December 31, 2019 and 2018 pursuant to performance share units was $2.4 million and $7.9 million, respectively.
Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2019, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted were as follows:

	2019	2018	2017
Risk-free interest rate	2.51%	2.36%	1.55%
Expected dividend yield	—%	—%	—%
Expected volatility	32.2%	36.6%	37.4%
Fair value per performance share award	$60.68	$61.30	$34.84

6. Detail of Certain Balance Sheet Accounts

	December 31,
	2019	2018
	(In thousands)
Inventories of products:
Finished products	$255,406	$315,361
Work in progress	4,589	5,781
Raw materials	80,647	97,550
Inventories of products, gross	340,642	418,692
Inventory reserves	(8,185)	(8,052)
Inventories of products, net	$332,457	$410,640
Property, plant, and equipment:
Land	$38,494	$37,799
Buildings	182,873	178,245
Plant and equipment (1)	1,270,646	1,236,163
Construction in progress	73,124	87,054
Property, plant, and equipment	1,565,137	1,539,261
Less accumulated depreciation	639,197	597,785
Property, plant, and equipment, net of accumulated depreciation	$925,940	$941,476
Intangible assets:
Contractual agreements	$261,923	$262,624
Technology	145,663	145,698
Customer relationships	60,291	60,359
Tradenames/trademarks	80,638	80,557
Software	63,181	59,448
Intangible assets	611,696	608,686
Less accumulated amortization:
Contractual agreements	87,576	65,958
Technology	68,132	62,019
Customer relationships	38,760	37,409
Tradenames/trademarks	48,162	42,797
Software	43,189	38,465
Accumulated amortization	285,819	246,648
Intangible assets, net of accumulated amortization	$325,877	$362,038
________________________________________________

(1)	Plant and equipment, net of depreciation, includes $3.4 million and $4.1 million of assets related to capital leases as of December 31, 2019 and December 31, 2018, respectively.

	December 31,
	2019	2018
	(In thousands)
Other payables and accruals:
Employee related	$25,233	$35,015
Short-term operating lease liabilities	20,908	—
Interest payable	16,289	2,201
Property, plant, and equipment accrual	13,259	10,982
Customer related	10,329	11,441
Other	26,627	41,056
Total other payables and accruals	$112,645	$100,695
Other long-term liabilities:
Pension and other postretirement benefits	$126,386	$122,194
Long-term tax liability	21,022	24,875
Deferred income	11,049	23,616
Other	14,503	12,208
Total other long-term liabilities	$172,960	$182,893

Depreciation expense for property, plant, and equipment was approximately $89.9 million, $91.8 million, and $84.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Amortization expense for intangible assets was approximately $46.0 million, $49.3 million, and $52.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(In thousands)
2020	$41,815
2021	$39,182
2022	$37,435
2023	$36,445
2024	$36,231

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax		Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax		Total
	(In thousands)
Balance at December 31, 2017	$(9,654)	$4,550		$(1,926)	$(91,265)		$(98,295)
Other comprehensive income (loss) before reclassifications	(14,439)	1,368		8,079	10,317		5,325
Amounts reclassified to (income) expense from accumulated other comprehensive loss	—	(1,996)	(2)	—	3,267	(1)	1,271
Net other comprehensive income (loss) for the year	(14,439)	(628)		8,079	13,584		6,596
Balance at December 31, 2018	(24,093)	3,922		6,153	(77,681)		(91,699)
Other comprehensive income (loss) before reclassifications	(5,296)	(6,311)		7,471	(7,071)		(11,207)
Amounts reclassified to income from accumulated other comprehensive income	—	—		—	(2,889)	(1)	(2,889)
Net other comprehensive income (loss) for the year	(5,296)	(6,311)		7,471	(9,960)		(14,096)
Balance at December 31, 2019	$(29,389)	$(2,389)		$13,624	$(87,641)		$(105,795)

________________________________________________

(1)
The reclassifications from accumulated other comprehensive income (loss) is for the change in benefit plans liability represents amortization of net actuarial losses and prior service costs. These costs are allocated between cost of goods sold, selling, general, and administrative and research and development expenses in the Consolidated Statement of Operations. See Note 13 Employee Benefits for further information related to net periodic benefit cost for pension and other post-retirement benefit plans.

(2)
The reclassifications from accumulated other comprehensive income (loss) is related to the exit of interest rate swaps related to prepayments under our U.S. dollar denominated tranche (the “USD Tranche”). These costs are recorded in loss on extinguishment of debt in the Consolidated Statement of Operations.

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
We withheld 82,721, 140,064, and 68,815 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2019, 2018, and 2017, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital and retained earnings in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
The computation of diluted EPS excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 378,084, 436,370, and 585,838 units at December 31, 2019, 2018, and 2017, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 309,476 and 431,627 options for the years ended December 31, 2019 and 2018, respectively. We did not exclude any options for the year ended December 31, 2017.

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2019
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$51,305	31,828
Amounts allocated to unvested restricted shares	(399)	(247)
Amounts available to common stockholders	50,906	31,581	$1.61
Diluted:
Amounts allocated to unvested restricted shares	399	247
Non participating share units		259
Stock options added under the treasury stock method		41
Amounts reallocated to unvested restricted shares	(395)	(247)
Amounts available to stockholders and assumed conversions	$50,910	31,881	$1.60

	Year Ended December 31, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$67,015	31,878
Amounts allocated to unvested restricted shares	(972)	(462)
Amounts available to common stockholders	66,043	31,416	$2.10
Diluted:
Amounts allocated to unvested restricted shares	972	462
Non participating share units		168
Stock options added under the treasury stock method		205
Amounts reallocated to unvested restricted shares	(961)	(462)
Amounts available to stockholders and assumed conversions	$66,054	31,789	$2.08

	Year Ended December 31, 2017
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$97,549	31,241
Amounts allocated to unvested restricted shares	(1,832)	(587)
Amounts available to common stockholders	95,717	30,654	$3.12
Diluted:
Amounts allocated to unvested restricted shares	1,832	587
Non participating share units		170
Stock options added under the treasury stock method		316
Amounts reallocated to unvested restricted shares	(1,804)	(587)
Amounts available to stockholders and assumed conversions	$95,745	31,140	$3.07

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the year ended December 31, 2019, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
8. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2019				December 31, 2018
	Principal	Discount	Debt Issuance Cost	Total	Principal	Discount	Debt Issuance Cost	Total
	(In thousands)
USD Tranche	$290,000	$(5,057)	$(6,985)	$277,958	$362,000	$(7,395)	$(10,171)	$344,434
Euro Tranche	277,134	—	(3,237)	273,897	342,900	—	(4,711)	338,189
7.0% Senior Notes	394,750	—	(5,846)	388,904	399,060	—	(6,622)	392,438
5.25% Senior Notes	325,378	—	(4,879)	320,499	331,470	—	(5,503)	325,967
ABL Facility	—	—	—	—	5,000	—	—	5,000
KFPC Loan Agreement	82,375	—	(33)	82,342	112,489	—	(94)	112,395
KFPC Revolving Credit Facilities	20,010	—	—	20,010	13,012	—	—	13,012
Capital lease obligation	1,015	—	—	1,015	1,184	—	—	1,184
Total debt	1,390,662	(5,057)	(20,980)	1,364,625	1,567,115	(7,395)	(27,101)	1,532,619
Less current portion of total debt	53,139	—	—	53,139	45,321	—	—	45,321
Long-term debt	$1,337,523	$(5,057)	$(20,980)	$1,311,486	$1,521,794	$(7,395)	$(27,101)	$1,487,298

Senior Secured Term Loan Facility. As of December 31, 2019, we had outstanding borrowings under the USD Tranche of our senior secured term loan facility (the “Term Loan Facility”) of $290.0 million and outstanding borrowings under the Euro denominated tranche (the “Euro Tranche”) of the Term Loan Facility of €247.0 million, or approximately $277.1 million. Our USD Tranche interest rate applicable margin is 2.5% and our alternative base rate applicable margin is 1.5%. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025.
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
On December 6, 2018 we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. Purchases under the program may take place from time to time in the open market and through privately negotiated transactions, including pursuant to a 10b5-1 Plan. During the year ended December 31, 2019, we repurchased $4.3 million of our 7.0% Senior Notes. The repurchase program ended March 4, 2019.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $325.4 million, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.

ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of December 31, 2019. The ABL Facility matures on January 6, 2021.
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
KFPC Loan Agreement. As of December 31, 2019, NTD 2.5 billion, or approximately $82.4 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the year ended December 31, 2019, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2019 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement originally matured on January 17, 2020. During the year ended December 31, 2019, in accordance with the terms of the KFPC Loan Agreement, KFPC elected and the lender syndicate approved an extension for an additional two years to January 17, 2022.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion, or approximately $71.8 million. All of the KFPC Revolving Facilities are subject to variable interest rates. As of December 31, 2019, NTD 600.0 million, or approximately $20.0 million, was drawn on the KFPC Revolving Facilities.
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
We recorded a $3.5 million loss on extinguishment of debt during the year ended December 31, 2019, which includes a write off of $2.5 million related to previously capitalized deferred financing costs on our Term Loan Facility and 7.0% Senior Notes and a write off of $1.3 million related to original issue discount on our Term Loan Facility. These write offs were partially offset by a $0.3 million gain resulting from our repurchase of 7.0% Senior Notes.
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
We had net debt issuance cost of $22.2 million as of December 31, 2019, of which $1.2 million related to our ABL Facility is recorded in other current assets and $21.0 million is recorded as a reduction to long-term debt. We had net debt issuance cost of $29.4 million as of December 31, 2018, of which $2.3 million related to our ABL Facility which is recorded as an asset (of which $1.2 million was included in other current assets) and $27.1 million is recorded as a reduction to long-term debt. We amortized $4.7 million, $5.8 million, and $8.4 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2019, are as follows:

December 31:	Principal Payments
(In thousands)
2020	$53,139
2021	33,140
2022	16,677
2023	215
2024	229
Thereafter	1,287,262
Total debt	$1,390,662

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of their fair value and their placement within the fair value hierarchy.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$14	$—	$14
Derivative asset – noncurrent	Other long-term assets	32	—	32
Retirement plan asset—noncurrent	Other long-term assets	2,547	2,547	—
Derivative liability – current	Other payables and accruals	(170)	—	(170)
Total		$2,423	$2,547	$(124)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$1,558	$—	$1,558
Derivative asset – noncurrent	Other long-term assets	3,635	—	3,635
Retirement plan asset—noncurrent	Other long-term assets	2,485	2,485	—
Derivative liability – current	Other payables and accruals	(13)	—	(13)
Total		$7,665	$2,485	$5,180

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
During the year ended December 31, 2019, we impaired $0.8 million of certain assets, of which $0.5 million related to an expansion project in our Polymer segment. During the year ended December 31, 2018, we impaired certain assets totaling $2.2 million, largely related to the impact of Hurricane Michael in our Chemical segment.
The following table presents the carrying values and approximate fair values of our debt.

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$290,000	$290,183	$362,000	$352,498
Euro Tranche (significant other observable inputs – level 2)	$277,134	$277,827	$342,900	$338,830
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$406,214	$399,060	$369,561
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$325,378	$338,364	$—	$299,125
ABL Facility (significant other observable inputs – level 2)	$—	$—	$5,000	$5,000
Capital lease obligation (significant other observable inputs – level 2)	$1,015	$1,015	$1,184	$1,184
KFPC Loan Agreement (significant unobservable inputs – level 3)	$82,375	$82,375	$112,489	$112,489
KFPC Revolving Credit Facilities (significant unobservable inputs – level 3)	$20,010	$20,010	$13,012	$13,012

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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. Based on debt repayments, we have exited a portion of the interest rate swap agreements originally entered into in 2017. As a result, at December 31, 2019 the total notional value of our interest rate swaps was $290.0 million, fixing LIBOR at 1.608%. We recorded an unrealized loss of $5.1 million and an unrealized gain of $2.3 million for the years ended December 31, 2019 and 2018, respectively, in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets related to the effective portion of these interest rate swap agreements. In addition, we reclassified out of other comprehensive income the settlement of a portion of our interest rate swap that amounted to a $2.6 million gain for the year ended December 31, 2018.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $4.0 million, $1.1 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively, which are recorded in cost of goods sold in the Consolidated Statement of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2019, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $6.1 million and $10.5 million for the year ended December 31, 2019 and 2018, respectively, which is recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
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

10. Restructuring Charges
During the three months ended March 31, 2017, we announced plans to stop producing USBC product grades in Paulinia, Brazil, and streamline production for producing CariflexTM polyisoprene latex. We recorded $0.5 million and $1.7 million of costs during the years ended December 31, 2019 and 2018, respectively. These charges were related to disposal of fixed assets for the year ended December 31, 2019. For the year ended December 31, 2018, these charges were related to severance and third party costs, which were primarily recorded in cost of goods sold.
For the years ended December 31, 2019, 2018, and 2017, restructuring and restructuring-related expenses amounted to $1.3 million, $3.0 million, and $7.5 million, respectively.
11. Income Taxes
Income taxes are recorded utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with the differences between the financial accounting and tax basis of the assets and liabilities as well as the ultimate realization of any deferred tax asset resulting from such differences.
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current tax benefit (expense):
U.S.	$13,968	$(22,158)	$(522)
Foreign	(2,314)	(7,903)	(7,598)
Current tax benefit (expense)	11,654	(30,061)	(8,120)
Deferred tax benefit (expense):
U.S.	(1,621)	18,868	57,248
Foreign	1,780	7,619	8,756
Deferred tax benefit (expense)	159	26,487	66,004
Income tax benefit (expense)	$11,813	$(3,574)	$57,884

Income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Income (loss) before income taxes:
U.S.	$1,998	$10,605	$(17,177)
Foreign	42,006	63,490	51,939
Income before income taxes	$44,004	$74,095	$34,762

The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years Ended December 31,
	2019	2018	2017
Income taxes at the statutory rate	(21.0)%	(21.0)%	(35.0)%
Foreign tax rate differential	5.1	15.3	45.8
State taxes, net of federal benefit	(0.1)	(0.5)	1.1
Permanent differences	8.7	10.9	26.7
Tax credits	3.6	(0.1)	7.6
Alternative minimum tax	—	—	(7.6)
Uncertain tax positions	40.3	(8.3)	1.8
Valuation allowance	10.6	8.8	(4.8)
Deferred tax rate change and transition tax	(7.7)	14.4	—
U.S. minimum tax on foreign entities	(17.8)	(16.2)	140.1
Other	5.1	(8.0)	(9.1)
Effective tax rate	26.8%	(4.7)%	166.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$49,634	$60,718
Interest carryforwards	30,429	26,615
Tax credit carryforwards	10,301	8,261
Inventory	8,100	6,760
Benefit plans accrual	25,219	26,027
Operating leases	17,543	—
Other accruals and reserves	4,782	4,739
Valuation allowance for deferred tax assets	(38,440)	(42,489)
Deferred tax assets	107,568	90,631
Deferred tax liabilities:
Property, plant, and equipment	112,454	105,097
Intangible assets	76,293	84,571
Operating leases	16,842	—
Investment in subsidiaries	18,356	18,356
Deferred tax liabilities	223,945	208,024
Net deferred tax liabilities	$116,377	$117,393

	December 31,
	2019	2018
	(In thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	$8,863	$10,434
Non-current deferred tax liabilities	125,240	127,827
Net deferred tax liabilities	$116,377	$117,393

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
As of December 31, 2019 and December 31, 2018, a valuation allowance of $38.4 million and $42.5 million, respectively, has been provided for net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.0 million during the year ended December 31, 2019, which includes a $3.9 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $0.7 million decrease related to utilization of net operating loss carryforwards in the U.S., and a $0.6 million increase related to changes in other comprehensive income (loss). We decreased our valuation allowance by $8.8 million during the year ended December 31, 2018, which includes a $4.3 million decrease primarily related to deferred tax rate changes and the utilization of net operating loss carryforwards in France and the United Kingdom, a $2.2 million decrease related to utilization of foreign tax credits and net operating loss carryforwards in the U.S., and a $2.3 million decrease related to changes in other comprehensive income (loss). We consider the reversal of deferred tax liabilities within the net operating loss carryforward period, projected future taxable income and tax planning strategies in making this assessment.
For the period ending December 31, 2019, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
As of December 31, 2019, we had $198.2 million of net operating loss carryforwards, of which $132.2 million relates to foreign jurisdictions and $66.0 million relates to the U.S., which will expire beginning in 2024 through 2037, if not utilized. We expect to generate sufficient taxable income in future years that will allow utilization of the portion of the net operating loss carryforwards for which no valuation allowance has been provided.
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
As of December 31, 2019 and December 31, 2018, we had $11.3 million and $29.6 million, respectively, of unrecognized tax benefits related to uncertain foreign tax positions, all of which, if recognized, would impact our effective tax rate. For the years ending December 31, 2019, 2018, and 2017, we recorded $(4.1) million, $1.5 million, and $1.2 million in penalties and interest related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2019 and December 31, 2018, we had $2.1 million and $6.3 million of penalties and interest included in the total unrecognized tax benefits. As a result of the expiration of statute of limitations in various jurisdictions, we expect to release a $4.3 million reserve within one year.
The following presents a roll forward of our unrecognized tax benefits including associated interest and penalties.

	December 31,
	2019	2018
	(In thousands)
Balance at January 1	$29,603	$24,421
Increase in current year tax positions	185	5,332
Increase in prior year tax positions	710	1,442
Decrease in prior year tax positions	(18,143)	(5)
Lapse of statute of limitations	(1,061)	(1,587)
Balance at December 31	$11,294	$29,603

The Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35.0% to 21.0% and created new taxes on certain foreign-sourced earnings and certain related-party payments.
One-time transition tax
The Tax Act required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8.0% on the remaining earnings. Related to the 2017 tax year, we recorded a $15.7 million one-time transitional tax liability. For the period ending December 31, 2019, we completed our analysis based on legislative updates relating to the Tax Act and made no adjustments to the provisional amounts previously recorded.
Deferred tax effects
Due to the change in the statutory tax rate from the Tax Act, we remeasured our deferred taxes as of December 31, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $95.0 million, of which $68.9 million relates to the reduction of the U.S. statutory tax rate from 35.0% to 21.0% for years after 2017 and the remaining relates to changes in our investments in foreign subsidiaries. As of December 31, 2018, we completed our analysis based on legislative updates relating to the Tax Act and made no adjustments to the provisional amounts previously recorded.
12. Commitments and Contingencies
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
The components of lease cost for operating leases are as follows:

Year Ended December 31, 2019
(In thousands)
Lease cost	$23,093
Variable lease cost	543
Operating lease expense	$23,636

The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of December 31, 2019 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$1,676	$21,946	27.0%	44	11.8
Buildings	29,181	8,357	42.9%	36	15.6
Equipment	3,338	9,864	15.1%	36	5.5
Land	6,916	42	7.9%	380	30.2
Other	712	5,500	7.1%	19	1.3
Total	$41,823	$45,709			64.4

The following tables show the undiscounted cash flows for the operating lease liabilities.

December 31, 2019
(In thousands)
2020	$23,310
2021	17,629
2022	13,087
2023	9,665
2024	6,264
Thereafter	27,860
Total undiscounted operating lease liabilities	97,815

Present value discount	(10,400)
Foreign currency and other	117
Total discounted operating lease liabilities	$87,532

December 31, 2018
(In thousands)
2019	$19,065
2020	16,891
2021	12,385
2022	8,284
2023	5,137
Thereafter	8,498
Total undiscounted operating lease liabilities	$70,260

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

We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions in each of the years ended December 31, 2019, 2018, and 2017, respectively.
As of December 31, 2019 and 2018, we have recorded an environment obligation and corresponding receivable of $2.7 million and $2.9 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
(c) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$9.6 million, or approximately $2.4 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations, or cash flows.
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
(d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	December 31,
	2019	2018
	(In thousands)
Beginning balance	$5,703	$5,712
Additional accruals	772	—
Accretion expense	343	330
Obligations settled	(206)	(91)
Foreign currency translation	(89)	(248)
Ending balance	$6,523	$5,703

In the third quarter of 2019, the Company recorded an ARO of $0.8 million related to the decommissioning of certain assets related to isosteric production at its Dover, Ohio facility.
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million as of December 31, 2018.

13. Employee Benefits
(a) Pension Plans.
U.S. Retirement Benefit Plan. We have two U.S. noncontributory defined benefit pension plans (“U.S. Pension Plans”). Our Polymer segment U.S. Pension Plans covers all salaried and hourly wage employees in the U.S. who were employed by us on or before December 31, 2005. Employees who began their employment with us after December 31, 2005 are not covered by our Pension Plans. The benefits under the Pension Plans are based primarily on years of service and employees’ pay near retirement. For our employees who were employed as of March 1, 2001 and who: (1) were previously employed by Shell Chemicals; and (2) elected to transfer their pension assets to us, we consider the total combined Shell Chemicals and Kraton service when calculating the employee’s pension benefit. For those employees who: (1) elected to retire from Shell Chemicals; or (2) elected not to transfer their pension benefit, only Kraton service (since March 1, 2001) is considered when calculating benefits. Our Chemical segment U.S. Pension Plans cover all U.S. employees hired prior to July 2004 and certain retirees of the Company participate in International Paper’s defined benefit pension plans. International Paper remains responsible for all benefits related to years of service prior to December 31, 2007. The Company implemented its own defined benefit pension plan for then eligible U.S. employees on March 1, 2007.
Based on the funded status and a related change in accrued pension obligations we reported a decrease in our accumulated other comprehensive income (loss) of approximately $0.1 million and $1.6 million as of December 31, 2019 and 2018, respectively.
Non-U.S. Retirement Benefit Plan. The Company sponsors defined benefit pension and retirement plans (“non-U.S. Pension Plans”) in certain foreign subsidiaries. Generally, the Company’s non-U.S. Pension Plans are funded using the projected benefit as a target in countries where funding of benefit plans is required.
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive income (loss) of approximately $9.1 million and a decrease of $5.6 million as of December 31, 2019 and 2018, respectively.

The 2019 measurement date of the Pension Plan’s assets and obligations was December 31, 2019. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial and other assumptions are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2019	2018	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$177,589	$189,151	$81,108	$94,205
Service cost	2,671	3,221	1,491	2,504
Interest cost	7,781	7,200	2,112	2,073
Participant contributions	—	—	215	180
Benefits paid	(7,354)	(6,588)	(3,577)	(4,248)
Expenses and taxes	—	—	—	—
Plan amendments	(12,507)	—	(321)	625
Settlements	—	—	(400)	—
Actuarial (gain) loss	26,717	(15,395)	13,070	(9,641)
Exchange rate (gain) loss	—	—	1,567	(4,590)
Benefit obligation at end of period	194,897	177,589	95,265	81,108
Change in plan assets:
Fair value at beginning of period	110,899	121,831	45,024	48,401
Return on plan assets	20,849	(11,801)	5,926	(2,150)
Employer contributions	7,586	7,457	4,067	5,385
Participant contributions	—	—	215	180
Benefits paid	(7,354)	(6,588)	(3,577)	(4,248)
Expenses and taxes	—	—	—	—
Settlements	—	—	(400)	—
Exchange rate (gain) loss	—	—	1,425	(2,544)
Fair value at end of period	131,980	110,899	52,680	45,024
Funded status at end of period	$(62,917)	$(66,690)	$(42,585)	$(36,084)
Amounts recognized on balance sheet:
Current liabilities	$—	$—	$(2,323)	$(2,123)
Noncurrent liabilities	(62,917)	(66,690)	(40,262)	(33,961)
	$(62,917)	$(66,690)	$(42,585)	$(36,084)
Amounts recognized in accumulated other comprehensive loss:
Prior service costs	$—	$—	$573	$919
Net actuarial loss	58,505	58,567	20,495	11,014
Amounts recognized in accumulated other comprehensive loss	$58,505	$58,567	$21,068	$11,933

Accumulated benefit obligations	$194,887	$167,678	$91,152	$77,638

During the fourth quarter of 2019 (the effective date), we amended our Polymer segment U.S. Pension Plan, eliminating future participant benefit accruals after January 31, 2020, which resulted in a pension curtailment and remeasurement as of the effective date. This plan amendment resulted in a $12.5 million reduction in pension liabilities during the year ended December 31, 2019.
During the third quarter of 2019, we amended our Japan pension plan, which resulted in a pension curtailment. This plan amendment resulted in a $0.3 million reduction in pension liabilities during the year ended December 31, 2019.

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Employer Contributions
2020 Employer contribution	$9,625	$3,802
Benefit Payments
2020	$7,751	$3,819
2021	8,040	3,516
2022	8,409	3,654
2023	8,752	3,924
2024	9,062	3,865
Years 2024-2028	50,212	21,123
	$92,226	$39,901

Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	U.S. Plans			Non-U.S. Plans
	Years Ended December 31,			Years Ended December 31,
	2019	2018	2017	2019	2018	2017
	(In thousands)
Service cost benefits earned during the period	$2,671	$3,221	$3,191	$1,491	$2,504	$2,749
Interest on prior year’s projected benefit obligation	7,781	7,200	7,330	2,112	2,073	2,195
Expected return on plan assets	(10,065)	(9,808)	(9,401)	(2,520)	(2,685)	(2,575)
One-time settlement costs	—	—	—	56	—	45
Amortization of prior service costs	—	—	—	34	13	11
Amortization of net actuarial loss	3,487	4,650	3,622	419	645	165
Net periodic pension costs	$3,874	$5,263	$4,742	$1,592	$2,550	$2,590

The estimated losses that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2020 are as follows:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Amortization of prior service costs	$—	$17
Amortization of net actuarial loss	1,600	1,011
	$1,600	$1,028

Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2019	2018	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.45%	4.45%	1.79%	2.63%
Rates of increase in salary compensation level	3.00%	3.00%	2.96%	2.98%
Expected long-term rate of return on plan assets	7.00%	8.00%	5.24%	5.49%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.45%	3.86%	2.63%	2.29%
Rates of increase in salary compensation level	3.00%	3.00%	2.98%	3.15%
Expected long-term rate of return on plan assets	8.00%	8.00%	5.49%	5.49%

Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plans to determine the average rate of earnings expected on the funds invested to provide for the Pension Plans' benefits. While the studies give appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. Pension Plans effective for 2020 will be 7.0% and 5.2% for our non-U.S. Pension Plans.
Based on the U.S. Pension Plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 8.5%. The asset return assumption set for determining the 2019 FASB ASC 715 expense was 8.0%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 8.0% return after non-investment expenses assumption is equivalent to a gross assumption of 8.5% (8.0% + 0.5%). An 8.5% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plans. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective. Our Pension Plan asset allocations at December 31, 2019 and 2018 by asset category are as follows:

	U.S. Plans			Non-U.S. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
	2019	2019	2018	2019	2019	2018
Equity	50.0%	68.1%	59.5%	50.0%	42.1%	46.9%
Debt	30.0	31.9	40.0	50.0	53.7	48.4
Other	20.0	—	0.5	—	4.2	4.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

No pension assets were invested in debt or equity securities of Kraton at December 31, 2019 or 2018.
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

	Pension Plan Assets Fair Value Measurements at December 31, 2019
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$112,094	$56,220	$55,874	$—
Debt	70,358	12,745	57,613	—
Other	2,208	963	944	301
Total	$184,660	$69,928	$114,431	$301
___________________________________________

(1)	Included are plan assets valued using the net asset value practical expedient of $63.0 million.

	Pension Plan Assets Fair Value Measurements at December 31, 2018
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$87,159	$43,867	$43,292	$—
Debt	66,098	19,344	46,754	—
Other	2,666	2,412	—	254
Total	$155,923	$65,623	$90,046	$254
___________________________________________

(1)	Included are plan assets valued using the net asset value practical expedient of $47.1 million.
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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year. The 2019 measurement date of the plans’ assets and obligations was December 31, 2019. We are also required to recognize as a component of accumulated other comprehensive income (loss) the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2019 and 2018, we reported an increase in our accumulated other comprehensive income (loss) of approximately $3.1 million and a decrease of $12.8 million, respectively, and a related change in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2019	2018
	(In thousands)
Change in benefit obligation(1):
Benefit obligation at beginning of period	$22,824	$35,851
Service cost	290	490
Interest cost	941	1,224
Benefits and expenses paid (premiums)	(2,055)	(2,081)
Actuarial (gain) loss	1,979	(1,076)
Plan amendments	—	(11,584)
Benefit obligation at end of period	23,979	22,824
Change in plan assets(2):
Fair value at beginning of period	—	—
Employer contributions	2,055	2,081
Benefits paid	(2,055)	(2,081)
Fair value at end of period	—	—
Funded status at end of year	$(23,979)	$(22,824)
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

(2)
Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $5.7 million and $6.8 million as our estimate of the present value of this commitment as of December 31, 2019 and 2018, respectively.

	December 31,
	2019	2018
	(In thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,446)	$(1,478)
Noncurrent liabilities	(22,533)	(21,346)
	$(23,979)	$(22,824)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$(9,254)	$(11,002)
Net actuarial loss	$9,833	$8,476
	$579	$(2,526)

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Retiree Medical Plan
(In thousands)
Employer Contributions
2020 Employer contribution	$1,470
Benefit Payments
2020	$1,470
2021	1,450
2022	1,430
2023	1,430
2024	1,430
Years 2024-2028	7,130
$14,340

Net periodic benefit costs consist of the following components:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Service cost	$290	$490	$557
Interest cost	941	1,224	1,370
Amortization of prior service cost	(1,747)	(582)	—
Amortization of net actuarial loss	621	742	598
Net periodic benefit costs	$105	$1,874	$2,525

	December 31,
	2019	2018
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2019	12/31/2018
Discount rate	3.34%	4.36%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.36%	3.94%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2019	2018
Assumed Pre-65 health care cost trend rates:
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026

December 31,
	2019	2018
Assumed Post-65 health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1	$(3)
Effect on postretirement benefit obligation	$36	$(48)

(d) Kraton Savings Plan. The Kraton Savings Plan, as adopted on March 1, 2001, covers substantially all U.S. employees, including executive officers. Through automatic payroll deduction, participants have the option to defer up to 60% of eligible earnings in any combination of pre-tax and/or post-tax contributions, subject to annual dollar limitations set forth in the Internal Revenue Code. Under this plan, we have two types of employer contributions:
(1) We make standard matching contributions of 50.0% of the first 6.0% contributed by the employee from start of employment and we make matching contributions of 100.0% of the first 6.0% contributed by the employee after completing five years of service.
(2) We make enhanced employer contributions of 4.0% for all employees.
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2019, 2018, and 2017, were $9.7 million, $9.2 million, and $8.5 million, respectively.

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
Operating Results by Segment

	Year Ended December 31, 2019			Year Ended December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,052,968	$751,468	$1,804,436	$1,221,586	$790,089	$2,011,675
Cost of goods sold	820,410	569,597	1,390,007	872,506	558,563	1,431,069
Gross profit	232,558	181,871	414,429	349,080	231,526	580,606
Operating expenses:
Research and development	29,392	11,681	41,073	28,957	12,339	41,296
Selling, general, and administrative	86,025	63,775	149,800	89,753	64,144	153,897
Depreciation and amortization	59,151	77,020	136,171	71,006	70,404	141,410
Gain on insurance proceeds	—	(32,850)	(32,850)	—	(8,900)	(8,900)
Loss on disposal of fixed assets	647	126	773	202	1,967	2,169
Operating income	$57,343	$62,119	119,462	$159,162	$91,572	250,734
Other income (expense)			3,339			(3,472)
Loss on extinguishment of debt			(3,521)			(79,866)
Earnings of unconsolidated joint venture			506			471
Interest expense, net			(75,782)			(93,772)
Income before income taxes			$44,004			$74,095

	Year Ended December 31, 2017
	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,199,676	$760,686	$1,960,362
Cost of goods sold	887,096	528,563	1,415,659
Gross profit	312,580	232,123	544,703
Operating expenses:
Research and development	28,387	11,896	40,283
Selling, general, and administrative	94,592	66,668	161,260
Depreciation and amortization	67,998	69,164	137,162
Loss on disposal of fixed assets	514	—	514
Operating income	$121,089	$84,395	205,484
Other expense			(3,360)
Loss on extinguishment of debt			(35,389)
Earnings of unconsolidated joint venture			486
Interest expense, net			(132,459)
Income before income taxes			$34,762

Long-Lived Assets Including Goodwill and Total Assets

	December 31, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$526,692	$399,248	$925,940	$543,086	$398,390	$941,476
Investment in unconsolidated joint venture	$11,971	$—	$11,971	$12,070	$—	$12,070
Goodwill(1)	$—	$772,418	$772,418	$—	$772,886	$772,886
Total assets	$1,097,691	$1,734,694	$2,832,385	$1,160,029	$1,734,675	$2,894,704

________________________________________________

(1)	Changes in goodwill are due to the change in currency exchange rates.
During the years ended December 31, 2019, 2018, and 2017, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Revenue by Geographic Region

	December 31, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$352,735	$317,347	$670,082	$412,308	$325,193	$737,501
Germany	107,661	51,598	159,259	141,451	53,908	195,359
All other countries	592,572	382,523	975,095	667,827	410,988	1,078,815
	$1,052,968	$751,468	$1,804,436	$1,221,586	$790,089	$2,011,675

	December 31, 2017
	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$373,103	$317,144	$690,247
Germany	139,256	59,820	199,076
All other countries	687,317	383,722	1,071,039
	$1,199,676	$760,686	$1,960,362

Long-Lived Assets by Geographic Region

	December 31, 2019			December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Long-lived assets, at cost:
United States	$568,710	$385,235	$953,945	$541,017	$357,126	$898,143
Taiwan	183,963	—	183,963	178,363	—	178,363
France	144,785	13,153	157,938	138,659	11,751	150,410
Brazil	24,351	—	24,351	76,454	—	76,454
Germany	70,617	5,170	75,787	68,231	4,911	73,142
All other countries	44,969	124,184	169,153	45,671	117,078	162,749
	$1,037,395	$527,742	$1,565,137	$1,048,395	$490,866	$1,539,261

Our capital expenditures, excluding software and other intangibles, for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $58.7 million and $51.8 million during the year ended December 31, 2019 and 2018, respectively, and capital expenditures, excluding software and other intangibles, for our Chemical segment were $45.0 million and $48.4 million during the year ended December 31, 2019 and 2018, respectively.
Impact of Hurricane Michael
During the year ended December 31, 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. As result, we received payments from our carrier of $32.9 million, of which $1.1 million was received in 2018 and deferred into 2019 when realized, which has been recorded as a gain on insurance proceeds within the Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million to date, which offsets the lost margin and reimburses us for the direct costs and capital expenditures known to date.
15. Related Party Transactions
We own a 50.0% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $16.4 million and $20.1 million as of December 31, 2019 and 2018, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from the joint venture were $33.0 million, $35.4 million, and $39.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $1.1 million and $0.8 million as of December 31, 2019 and 2018, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from this joint venture were $48.5 million, $47.2 million, and $14.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. See Note 16 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2019 and 2018 for KFPC before intercompany eliminations. See Note 8 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$10,402	$6,640
Other current assets	14,847	18,363
Property, plant, and equipment	155,153	159,893
Intangible assets	8,133	8,590
Long-term operating lease assets, net	7,044	—
Other long-term assets	2,147	11,838
Total assets	$197,726	$205,324

Current portion of long-term debt	$52,961	$45,152
Current liabilities	12,801	14,996
Long-term debt	49,391	80,255
Long-term operating lease liabilities	6,603	—
Total liabilities	$121,756	$140,403

17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2019 and December 31, 2018:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(In thousands, except per share data)
2019
Revenue	$456,411	$495,280	$444,221	$408,524	$1,804,436
Gross profit	$107,002	$129,202	$101,279	$76,946	$414,429
Operating income	$35,135	$56,168	$38,103	$(9,944)	$119,462
Net income (loss) attributable to Kraton	$12,668	$41,208	$18,693	$(21,264)	$51,305
Earnings (loss) per common share
Basic	$0.40	$1.29	$0.59	$(0.67)	$1.61
Diluted	$0.39	$1.28	$0.58	$(0.67)	$1.60
Weighted average common shares outstanding
Basic	31,633	31,692	31,486	31,516	31,581
Diluted	31,901	32,017	31,823	31,516	31,881
2018
Revenue	$502,392	$538,395	$523,105	$447,783	$2,011,675
Gross profit	$147,078	$170,709	$154,261	$108,558	$580,606
Operating income (loss)	$62,155	$82,787	$72,394	$33,398	$250,734
Net income (loss) attributable to Kraton	$22,072	$(14,930)	$42,349	$17,524	$67,015
Earnings (loss) per common share
Basic	$0.69	$(0.47)	$1.33	$0.55	$2.10
Diluted	$0.68	$(0.47)	$1.31	$0.55	$2.08
Weighted average common shares outstanding
Basic	31,241	31,441	31,459	31,520	31,416
Diluted	31,851	31,441	31,834	31,714	31,789
_______________________________________

(1)	The first quarter of 2019 was positively impacted by a $11.1 million gain on insurance proceeds. The first quarter of 2018 was negatively impacted by a $7.6 million loss on extinguishment of debt.

(2)	The second quarter of 2019 was positively impacted by a $7.5 million gain on insurance proceeds. The second quarter of 2018 was negatively impacted by a $72.3 million loss on extinguishment of debt.

(3)	The third quarter of 2019 was positively impacted by a $14.3 million gain on insurance proceeds.

(4)
The fourth quarter of 2019 was negatively impacted by approximately $5.0 million largely related to the process to review strategic alternatives for our Cariflex business and a $3.7 million loss on extinguishment of debt. The fourth quarter of 2018 was negatively impacted by a loss on disposal of fixed assets and hurricane related costs totaling $13.7 million, partially offset by a gain on insurance proceeds of $8.9 million related to Hurricane Michael.

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.
18. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2019.

KRATON CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2019, 2018, and 2017
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2019	$784	$(117)	$(233)	$434
Year Ended December 31, 2018	$824	$(40)	$—	$784
Year Ended December 31, 2017	$814	$590	$(580)	$824

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year Ended December 31, 2019	$8,951	$6	$(34)	$8,923
Year Ended December 31, 2018	$11,452	$(2,274)	$(227)	$8,951
Year Ended December 31, 2017	$13,580	$(2,410)	$282	$11,452