Form 10-Q
period 2020-03-31
Kraton Corp
filed 2020-04-30
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of April 27, 2020: 31,854,459.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, including, but not limited to, statements regarding our expectations as to the continued impact of the coronavirus (“COVID-19”) pandemic (including governmental and regulatory actions relating thereto) on demand for our products, on the national and global economy and on our customers, suppliers, employees, business and results of operations; the potential impact of actions by our competitors in response to the COVID-19 pandemic on the price and demand for our products; the anticipated benefits or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”) and our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; expected benefits from our acquisitions, business dispositions, or other business combinations and expectations regarding our ability to timely execute and close such transactions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform their obligations, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate and estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of other extraordinary events such as natural disasters, or other other weather events, or terrorist attacks; estimated impacts of changing tariff rates; projections regarding environmental costs and capital expenditures and related operational savings; the estimates and matters described in our latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and projections regarding environmental costs and capital expenditures and related operational savings, are forward-looking statements.
Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause the actual results, performance or our achievements, or industry results, to differ materially from historical results, any future results, or performance or achievements expressed or implied by such forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements include, but are not limited to the factors set forth in this report, in our latest Annual Report on Form 10-K, including but not limited to “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein, and in our other filings with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month period ended March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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

/s/ KPMG LLP
Houston, Texas
April 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$151,502	$35,033
Receivables, net of allowances of $551 and $434	201,045	169,603
Inventories of products, net	341,981	332,457
Inventories of materials and supplies, net	31,991	32,211
Prepaid expenses	9,088	6,991
Other current assets	17,149	22,385
Current assets held for sale	—	51,356
Total current assets	752,756	650,036
Property, plant, and equipment, less accumulated depreciation of $652,077 and $639,197	907,150	925,940
Goodwill	772,045	772,418
Intangible assets, less accumulated amortization of $296,010 and $285,819	315,966	325,877
Investment in unconsolidated joint venture	11,390	11,971
Deferred income taxes	70,091	8,863
Long-term operating lease assets, net	86,204	85,003
Other long-term assets	21,131	25,219
Long-term assets held for sale	—	27,058
Total assets	$2,936,733	$2,832,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$62,816	$53,139
Accounts payable-trade	171,797	168,541
Other payables and accruals	173,041	112,645
Due to related party	20,228	17,470
Current liabilities held for sale	—	14,849
Total current liabilities	427,882	366,644
Long-term debt, net of current portion	936,572	1,311,486
Deferred income taxes	125,770	125,240
Long-term operating lease liabilities	67,162	66,624
Deferred income	160,779	11,049
Other long-term liabilities	153,569	161,911
Long-term liabilities held for sale	—	3
Total liabilities	1,871,734	2,042,957
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,855 shares issued and outstanding at March 31, 2020; 31,751 shares issued and outstanding at December 31, 2019	319	318
Additional paid in capital	393,128	392,208
Retained earnings	674,047	464,712
Accumulated other comprehensive loss	(41,007)	(105,795)
Total Kraton stockholders' equity	1,026,487	751,443
Noncontrolling interest	38,512	37,985
Total equity	1,064,999	789,428
Total liabilities and equity	$2,936,733	$2,832,385

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$427,269	$456,411
Cost of goods sold	308,069	349,409
Gross profit	119,200	107,002
Operating expenses:
Research and development	10,792	10,551
Selling, general, and administrative	49,058	40,894
Depreciation and amortization	31,173	31,522
Gain on insurance proceeds	—	(11,100)
Gain on disposal of fixed assets	(64)	—
Operating income	28,241	35,135
Other income (expense)	327	(259)
Disposition and exit of business activities	175,214	—
Gain (loss) on extinguishment of debt	(13,954)	210
Earnings of unconsolidated joint venture	101	121
Interest expense, net	(17,461)	(18,941)
Income before income taxes	172,468	16,266
Income tax benefit (expense)	36,552	(2,654)
Consolidated net income	209,020	13,612
Net income attributable to noncontrolling interest	(934)	(944)
Net income attributable to Kraton	$208,086	$12,668
Earnings per common share:
Basic	$6.55	$0.40
Diluted	$6.47	$0.39
Weighted average common shares outstanding:
Basic	31,587	31,633
Diluted	31,949	31,901

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income attributable to Kraton	$208,086	$12,668
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(15,557)	(4,496)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	66,533	—
Unrealized gain (loss) on cash flow hedges, net of tax expense of $458 and benefit of $387, respectively	1,387	(1,316)
Reclassification of loss on cash flow hedge, net of tax benefit of $293	1,002	—
Unrealized gain on net investment hedge, net of tax expense of $4,412 and $1,352, respectively	12,322	4,594
Reclassification of gain on net investment hedge, net of tax expense of $0	(899)	—
Other comprehensive income (loss), net of tax	64,788	(1,218)
Comprehensive income attributable to Kraton	272,874	11,450
Comprehensive income attributable to noncontrolling interest	527	835
Consolidated comprehensive income	$273,401	$12,285

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive income	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$209,020	$13,612
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	31,173	31,522
Lease amortization	6,164	4,767
Amortization of debt original issue discount	148	267
Amortization of debt issuance costs	1,031	1,110
Amortization of deferred income	(3,497)	—
Gain on disposal of property, plant, and equipment	(64)	—
(Gain) loss on extinguishment of debt	13,954	(210)
Earnings from unconsolidated joint venture, net of dividends received	406	410
Deferred income tax provision	(64,319)	(595)
Gain on disposition and exit of business activities	(175,214)	—
Share-based compensation	2,848	3,309
Decrease (increase) in:
Accounts receivable	(32,359)	(63,164)
Inventories of products, materials, and supplies	(18,914)	(5,877)
Other assets	2,808	861
Increase (decrease) in:
Accounts payable-trade	5,023	(1,134)
Other payables and accruals	24,561	(9,397)
Other long-term liabilities	(4,206)	(2,177)
Due to related party	2,619	(3,508)
Net cash provided by (used in) operating activities	1,182	(30,204)
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(17,446)	(22,327)
KFPC purchase of property, plant, and equipment	(52)	(783)
Purchase of software and other intangibles	(2,089)	(3,287)
Cash proceeds from disposition and exit of business activities	510,500	—
Net cash provided by (used in) investing activities	490,913	(26,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	76,000	19,500
Repayments of debt	(436,174)	(4,310)
KFPC proceeds from debt	34,873	14,600
KFPC repayments of debt	(40,990)	(19,594)
Capital lease payments	(44)	(41)
Purchase of treasury stock	(678)	(2,684)
Proceeds from the exercise of stock options	—	1,545
Settlement of interest rate swap	(1,295)	—
Net cash provided by (used in) financing activities	(368,308)	9,016
Effect of exchange rate differences on cash	(7,318)	(1,145)
Net increase (decrease) in cash and cash equivalents	116,469	(48,730)
Cash and cash equivalents, beginning of period	35,033	85,891
Cash and cash equivalents, end of period	$151,502	$37,161

See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$1,987	$4,137
Cash paid for interest, net of capitalized interest	$19,699	$6,009
Capitalized interest	$404	$1,205
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(2,110)	$(7,197)
Operating leases	$6,870	$70,878

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
SBCs are highly-engineered synthetic elastomers, which we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We manufacture and sell isoprene rubber and isoprene rubber latex (through March 6, 2020 in connection with the sale of our CariflexTM business), which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings.
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
Basis of Presentation. The accompanying unaudited Condensed Consolidated Financial Statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
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
There have been no changes to the accounting policies, which are disclosed in our most recent Annual Report on Form 10-K. The accompanying unaudited Condensed Consolidated Financial Statements we present in this report have been prepared in accordance with our policies.
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
Significant items subject to such estimates and assumptions include:

•	the useful lives of long-lived assets;

•	allowances for doubtful accounts and sales returns;

•	the valuation of derivatives, deferred taxes, property, plant and equipment, inventory, share-based compensation, and deferred income; and

•	liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties, and other contingencies.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is effective for fiscal years beginning after December 15, 2019. Our analysis of ASU 2016-13 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-13 effective January 1, 2020.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Our analysis of ASU 2017-04 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2017-04 effective January 1, 2020.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard is effective for fiscal years beginning after December 15, 2019. Our analysis of ASU 2018-18 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2018-18 effective January 1, 2020.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. This standard is applicable to our contracts and hedging relationships that reference LIBOR. The amendments may be applied through December 31, 2022. We will apply this guidance to transactions and modifications of these arrangements as appropriate.
New Accounting Standards to be Adopted in Future Periods
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2019-12 effective on January 1, 2021.

3. Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs at a point in time when the risk of loss and title to the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers, and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $184.0 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. During the three months ended March 31, 2020, we added $180.6 million related to the Isoprene Rubber Supply Agreement (“IRSA”) with Daelim Industrial Co, Ltd. (“Daelim”) associated with the sale of our Cariflex business. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time when the transfer of risk and title of finished products transfer to the customer. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended March 31, 2020 and 2019, we recognized $4.1 million and $5.8 million of revenue related to these arrangements, respectively.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended March 31,
	2020	2019
Polymer Segment	(In thousands)
Performance Products	$118,760	$138,092
Specialty Polymers	77,917	82,010
Cariflex(1)	36,930	40,867
Isoprene Rubber	6,859	—
Other	(86)	86
Polymer Product Line Revenue	$240,380	$261,055
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020.

	Three Months Ended March 31,
	2020	2019
Chemical Segment	(In thousands)
Adhesives	$64,895	$65,576
Performance Chemicals	110,742	116,753
Tires	11,252	13,027
Chemical Product Line Revenue	$186,889	$195,356

	March 31, 2020	December 31, 2019
	(In thousands)
Contract receivables(1)	$200,853	$190,093
Contract liabilities(2)	$183,950	$12,456
____________________________________________________

(1)
Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets. This includes $20.4 million of contract receivables related to the Cariflex business recorded as current assets held for sale for the year ended December 31, 2019.

(2)
Our contract liability consists of $172.8 million of non-cash deferred income related to the IRSA and $12.4 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer, partially offset by a negative impact of $1.2 million related to the impact of currency exchange rates.

4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $5.8 million, less contractual capital contributions of $25.3 million. The closing is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with Daelim. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million are recorded within deferred income and other payables and accruals, respectively, on the condensed consolidated balance sheet. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years.
The IRSA provided $6.9 million of Isoprene Rubber sales revenue for the three months ended March 31, 2020. Included within Isoprene Rubber sales revenue is $3.4 million of amortization of deferred income, which represents non-cash revenue realized as the products are sold under the IRSA. See Note 3 Revenue Recognition for further discussion of the impact to the three months ended March 31, 2020 related to Cariflex and Isoprene Rubber sales.
We used the $510.5 million net proceeds from the transaction principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company's senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €75.0 million, or approximately $84.7 million, of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We intend to use the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt, invest in strategic assets of the Company, and/or pay transaction costs.
For further discussion on assets held for sale, see Note 4 Assets Held for Sale to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.8 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively.

6. Detail of Certain Balance Sheet Accounts

	March 31, 2020	December 31, 2019
	(In thousands)
Inventories of products:
Finished products	$265,357	$255,406
Work in progress	4,499	4,589
Raw materials	79,907	80,647
Inventories of products, gross	349,763	340,642
Inventory reserves	(7,782)	(8,185)
Total inventories of products, net	$341,981	$332,457
Intangible assets:
Contractual agreements	$261,178	$261,923
Technology	145,373	145,663
Customer relationships	60,220	60,291
Tradenames/trademarks	81,756	80,638
Software	63,449	63,181
Intangible assets	611,976	611,696
Less accumulated amortization:
Contractual agreements	92,760	87,576
Technology	69,613	68,132
Customer relationships	39,096	38,760
Tradenames/trademarks	49,480	48,162
Software	45,061	43,189
Total accumulated amortization	296,010	285,819
Intangible assets, net of accumulated amortization	$315,966	$325,877
Other payables and accruals:
Employee related	$26,555	$25,233
Short-term operating lease liabilities	21,627	20,908
Interest payable	12,916	16,289
Capital project accruals	10,332	13,259
Customer related	5,596	10,329
Short-term deferred income	23,171	1,407
Income tax payable	31,741	3,372
Other	41,103	21,848
Total other payables and accruals	$173,041	$112,645
Other long-term liabilities:
Pension and other post-retirement benefits	$121,599	$126,386
Long-term tax liability	$18,174	$21,022
Other	13,796	14,503
Total other long-term liabilities	$153,569	$161,911

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(4,496)	(1,316)	4,594	—	(1,218)
Net other comprehensive income (loss) for the year	(4,496)	(1,316)	4,594	—	(1,218)
March 31, 2019	$(28,589)	$2,606	$10,747	$(77,681)	$(92,917)

December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	(15,557)	1,387	12,322	—	(1,848)
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income for the year	50,976	2,389	11,423	—	64,788
March 31, 2020	$21,587	$—	$25,047	$(87,641)	$(41,007)

____________________________________________________

(1)
Amounts reclassified to (income) expense from accumulated other comprehensive loss are related to cumulative foreign currency translation, the settlement of interest rate swaps, and settlement of a net investment hedge in connection with the sale of our Cariflex business and subsequent repayments of debt. These costs are recorded in disposition and exit of business activities and loss on extinguishment of debt in the Consolidated Statement of Operations.

7. Earnings Per Share (“EPS”)
Basic EPS is computed by dividing net income attributable to Kraton by the weighted-average number of shares outstanding, excluding non-vested restricted stock awards during the period. Diluted EPS is computed by dividing net income attributable to Kraton by the diluted weighted-average number of shares outstanding during the period and, accordingly, reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, were exercised, settled, or converted into common stock and were dilutive. The diluted weighted-average number of shares used in our diluted EPS calculation is determined using the treasury stock method.
The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$208,086	31,783		$12,668	31,956
Amounts allocated to unvested restricted shares	(1,283)	(196)		(128)	(323)
Amounts available to common stockholders	206,803	31,587	$6.55	12,540	31,633	$0.40
Diluted:
Amounts allocated to unvested restricted shares	1,283	196		128	323
Non participating share units	—	362		—	205
Stock options added under the treasury stock method	—	—		—	63
Amounts reallocated to unvested restricted shares	(1,269)	(196)		(127)	(323)
Amounts available to stockholders and assumed conversions	$206,817	31,949	$6.47	$12,541	31,901	$0.39

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under this program. From the inception of the program through March 31, 2020, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2020				December 31, 2019
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$—	$—	$—	$—	$290,000	$(5,057)	$(6,985)	$277,958
Euro Tranche	186,949	—	(2,075)	184,874	277,134	—	(3,237)	273,897
7.0% Senior Notes	394,750	—	(5,614)	389,136	394,750	—	(5,846)	388,904
5.25% Senior Notes	318,913	—	(4,715)	314,198	325,378	—	(4,879)	320,499
ABL Facility	15,000	—	—	15,000	—	—	—	—
KFPC Loan Agreement	65,208	—	(29)	65,179	82,375	—	(33)	82,342
KFPC Revolving Facilities	30,030	—	—	30,030	20,010	—	—	20,010
Capital lease obligation	971	—	—	971	1,015	—	—	1,015
Total debt	1,011,821	—	(12,433)	999,388	1,390,662	(5,057)	(20,980)	1,364,625
Less current portion of total debt	62,816	—	—	62,816	53,139	—	—	53,139
Long-term debt	$949,005	$—	$(12,433)	$936,572	$1,337,523	$(5,057)	$(20,980)	$1,311,486

Senior Secured Term Loan Facility. On March 6, 2020, we sold our Cariflex business and the net proceeds from the transaction were used to fully repay $290.0 million of outstanding borrowings under the USD Tranche and repay €75.0 million (or approximately $84.7 million) of outstanding borrowings under the Euro Tranche. We recorded a $14.0 million loss on extinguishment of debt during the three months ended March 31, 2020, which includes a write off of $7.7 million related to previously capitalized deferred financing costs, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
As of the date of this filing, the effective interest rate for the Euro Tranche is 2.78%. The Term Loan Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing.
7.0% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) in March 2017, which mature on April 15, 2025. The 7.0% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 7.0% per annum, semi-annually in arrears on January 15 and July 15 of each year. We repurchased $5.3 million of our 7.0% Senior Notes during the term of the 10b5-1 Plan, which ended on March 4, 2019.
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $318.9 million as of March 31, 2020) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of

Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. Our outstanding borrowings under the ABL Facility were $15.0 million as of March 31, 2020. The ABL Facility originally matured on January 6, 2021. In April 2020, we amended and restated the credit agreement governing the ABL Facility to extend the term through January 6, 2023.
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing. In April 2020, we amended the terms of our ABL Facility. See Note 16 Subsequent Events for additional discussion on the ABL Facility extension.
KFPC Loan Agreement. As of March 31, 2020, NTD 2.0 billion (or approximately $65.2 million) was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three months ended March 31, 2020, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $71.0 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of March 31, 2020, NTD 910.0 million (or approximately $30.0 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had net debt issuance cost of $13.4 million as of March 31, 2020, of which $1.0 million related to the ABL Facility is recorded in other current assets and $12.4 million is recorded as a reduction to long-term debt. We amortized $1.0 million and $1.1 million during the three months ended March 31, 2020 and 2019, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of March 31, 2020, are as follows:

Principal Payments
(In thousands)
April 1, 2020 through March 31, 2021	$62,816
April 1, 2021 through March 31, 2022	47,797
April 1, 2022 through March 31, 2023	205
April 1, 2023 through March 31, 2024	218
April 1, 2024 through March 31, 2025	173
Thereafter	900,612
Total debt	$1,011,821

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

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of March 31, 2020 and December 31, 2019, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,503	$2,503	$—
Derivative liability – current	Other payables and accruals	(1,295)	—	(1,295)
Total		$1,208	$2,503	$(1,295)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$14	$—	$14
Derivative asset – noncurrent	Other long-term assets	32	—	32
Retirement plan asset – noncurrent	Other long-term assets	2,547	2,547	—
Derivative liability – current	Other payables and accruals	(170)	—	(170)
Total		$2,423	$2,547	$(124)

The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$—	$—	$290,000	$290,183
Euro Tranche (significant other observable inputs – level 2)	$186,949	$159,841	$277,134	$277,827
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$338,881	$394,750	$406,214
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$318,913	$250,905	$325,378	$338,364
ABL Facility	$15,000	$15,000	$—	$—
Capital lease obligation	$971	$971	$1,015	$1,015
KFPC Loan Agreement	$65,208	$65,208	$82,375	$82,375
KFPC Revolving Facilities	$30,030	$30,030	$20,010	$20,010

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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016, we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. Based on debt repayments, we have exited all of the interest rate swap agreements originally entered into in 2017. We reclassified out of other comprehensive income (loss) the settlement of our interest rate swaps that amounted to a $1.3 million loss on extinguishment of debt for the three months ended March 31, 2020. We recorded an unrealized loss of $1.7 million during the three months ended March 31, 2019 in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $0.2 million and a loss of $2.2 million for the three months ended March 31, 2020 and 2019, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $6.5 million and $5.9 million for the three months ended March 31, 2020 and 2019, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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

10. Income Taxes
Our income tax provision was a benefit of $36.6 million and an expense of $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 21.2% and 16.3% for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, and the mix of our pretax income or loss generated in various foreign jurisdictions. During the three months ended March 31, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended March 31,
	2020	2019
Income taxes at the statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.1	1.4
Foreign tax rate differential	4.4	0.4
Permanent differences	0.7	(9.4)
Cariflex disposition	(7.9)	—
Dutch transfer of assets	(36.4)	—
Uncertain tax positions	(1.6)	3.8
Valuation allowance	(0.1)	(0.8)
Return to provision adjustments	(1.4)	(0.1)
Effective tax rate	(21.2)%	16.3%

For the period ending March 31, 2020, we recorded a deferred tax asset of $62.8 million related to the intercompany transfers of certain intellectual property rights to our Dutch subsidiary. This transfer was concluded as part of a broader internal restructuring in conjunction with the Cariflex disposition.
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
As of March 31, 2020 and December 31, 2019, we recorded a valuation allowance of $38.3 million and $38.4 million, respectively, against our net operating loss carryforwards and other deferred tax assets. We decreased our valuation allowances by $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, primarily related to current period utilization of net operating loss carryforwards in certain jurisdictions.
For the period ending March 31, 2020, a portion of the unremitted foreign earnings are permanently reinvested in the corresponding country of origin. Accordingly, we have not provided deferred taxes for the differences between the book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts related to such operations.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. For our U.S. federal income tax returns, the statute of limitations has expired through the tax year ended December 31, 2003. As a result of the utilization of net operating loss carryforwards from 2004, the statute remains open for all years subsequent to 2003. In addition, open tax years for state and foreign jurisdictions remain subject to examination.
We recognize the tax impact of certain tax positions only when it is more likely than not those such positions are sustainable. The taxes are recorded in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes the minimum recognition threshold.

As of March 31, 2020 and December 31, 2019, we had total unrecognized tax benefits of $8.4 million and $11.3 million, respectively, related to uncertain tax positions, all of which, if recognized, would impact our effective tax rate. During the three months ended March 31, 2020 and 2019, we had a decrease of $2.9 million and an increase of $0.5 million, respectively, primarily related to our uncertain tax positions in the U.S and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes. For the year ending December 31, 2020, we expect to release $3.8 million in reserves.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the United States on March 27, 2020. The changes in this act are expected to reduce our 2020 cash tax position by approximately $4.6 million. We are continuing to analyze the CARES Act, but the CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.
11. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases as that term is defined under ASC 842. These leases were discounted using a rate of 3.125%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease cost	$6,164	$4,576
Variable lease cost	88	191
Operating lease expense	$6,252	$4,767

The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of March 31, 2020 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$3,039	$25,330	32.0%	43	13.7
Buildings	28,039	7,858	40.4%	32	12.9
Equipment	2,597	9,007	13.1%	35	4.6
Land	6,843	40	7.8%	373	28.9
Other	628	5,408	6.8%	17	1.2
Total	$41,146	$47,643			61.3

The following tables show the undiscounted cash flows for the operating lease liabilities.

March 31, 2020
(In thousands)
April 1, 2020 through December 31, 2020	$18,717
2021	19,203
2022	14,598
2023	11,075
2024	7,612
Thereafter	27,950
Total undiscounted operating lease liabilities	99,155

Present value discount	(10,346)
Foreign currency and other	(20)
Total discounted operating lease liabilities	$88,789

December 31, 2019
(In thousands)
2020	$23,310
2021	17,629
2022	13,087
2023	9,665
2024	6,264
Thereafter	27,860
Total undiscounted operating lease liabilities	$97,815

Present value discount	(10,400)
Foreign currency and other	117
Total discounted operating lease liabilities	$87,532

(b) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods that were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$9.6 million, or approximately $1.8 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning balance	$6,523	$5,703
Accretion expense	78	91
Obligations settled	(302)	(206)
Foreign currency translation	(102)	(82)
Ending balance	$6,197	$5,506

12. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended March 31,
	2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$65	$442	$753	$389
Interest cost	1,648	420	1,938	533
Expected return on plan assets	(2,328)	(682)	(2,517)	(633)
Amortization of prior service cost	—	4	—	9
Amortization of net actuarial loss	388	253	845	106
Net periodic benefit cost	$(227)	$437	$1,019	$404

The components of net periodic benefit costs other than the service cost component are included in Other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $3.3 million to our pension plans in each of the three months ended March 31, 2020 and 2019, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2020	2019
	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$90
Interest cost	195	240
Amortization of prior service cost	(438)	(437)
Amortization of net actuarial loss	213	175
Net periodic benefit cost	$55	$68

The components of net periodic benefit costs other than the service cost component are included in Other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $0.7 million and $0.1 million to our other post-retirement plans in the three months ended March 31, 2020 and 2019, respectively.

13. Industry Segments and Foreign Operations
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

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$240,380	$186,889	$427,269	$261,055	$195,356	$456,411
Cost of goods sold	171,649	136,420	308,069	207,169	142,240	349,409
Gross profit	68,731	50,469	119,200	53,886	53,116	107,002
Operating expenses:
Research and development	7,725	3,067	10,792	7,567	2,984	10,551
Selling, general, and administrative	29,933	19,125	49,058	23,098	17,796	40,894
Depreciation and amortization	13,347	17,826	31,173	13,971	17,551	31,522
Gain on insurance proceeds	—	—	—	—	(11,100)	(11,100)
(Gain) loss on disposal of fixed assets	(199)	135	(64)	—	—	—
Operating income	$17,925	$10,316	28,241	$9,250	$25,885	35,135
Other income (expense)			327			(259)
Disposition and exit of business activities			175,214			—
Gain (loss) on extinguishment of debt			(13,954)			210
Earnings of unconsolidated joint venture			101			121
Interest expense, net			(17,461)			(18,941)
Income before income taxes			$172,468			$16,266

The following table presents long-lived assets including goodwill and total assets.

	March 31, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$515,481	$391,669	$907,150	$526,692	$399,248	$925,940
Investment in unconsolidated joint venture	$11,390	$—	$11,390	$11,971	$—	$11,971
Goodwill	$—	$772,045	$772,045	$—	$772,418	$772,418
Total assets	$1,190,558	$1,746,175	$2,936,733	$1,097,691	$1,734,694	$2,832,385

For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$85,394	$80,581	$165,975	$87,968	$80,357	$168,325
Germany	24,433	12,668	37,101	25,911	14,981	40,892
All other countries	130,553	93,640	224,193	147,176	100,018	247,194
	$240,380	$186,889	$427,269	$261,055	$195,356	$456,411

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $10.3 million and $11.5 million during the three months ended March 31, 2020 and 2019, respectively, and capital expenditures for our Chemical segment were $7.2 million and $10.9 million during the three months ended March 31, 2020 and 2019, respectively.
14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $18.2 million and $16.4 million as of March 31, 2020 and December 31, 2019, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $9.1 million and $8.2 million for the three months ended March 31, 2020 and 2019, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $2.0 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively, which were recorded in “Due to related party” liability on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $14.0 million and $11.8 million for the three months ended March 31, 2020 and 2019, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2020 and December 31, 2019 for KFPC before intercompany eliminations.

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$3,151	$10,402
Other current assets	17,412	14,847
Property, plant, and equipment, net	151,163	155,153
Intangible assets	7,881	8,133
Long-term operating lease assets, net	6,894	7,044
Other long-term assets	6,632	2,147
Total assets	$193,133	$197,726

Current portion of long-term debt	$62,634	$52,961
Current liabilities	14,366	12,801
Long-term debt	32,575	49,391
Long-term operating lease liabilities	6,534	6,603
Total liabilities	$116,109	$121,756

16. Subsequent Events
On April 15, 2020, we announced a two year extension of our ABL Facility, with an aggregate commitment of up to $250 million. Availability under the ABL Facility is subject to a borrowing base, supported by inventory and receivables.  The ABL Facility has a $100 million uncommitted accordion feature which, subject to satisfaction of specific terms and conditions, would provide for increased availability under the credit facility.
We extended the ABL Facility's maturity date to January of 2023 with no significant change in terms and a price increase of fifty basis points in the borrowing margin for amounts outstanding under the facility, while improving certain borrowing base advance rates and borrowing base eligibility criteria from the original agreement.
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions, other than described above, that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance, or industry results, to differ materially from historical results, any future results, or performance, or industry results expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
OVERVIEW
We are a leading global sustainable producer of  specialty polymers and high-value biobased products derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment; and (ii) Chemical segment.
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
Prior to the sale of our CariflexTM business, we produced Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products are based on synthetic polyisoprene polymer and do not contain natural rubber latex or other natural rubber products, making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care, and food contact. Cariflex is included in the results of operations through March 6, 2020.
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co, Ltd. (“Daelim”). As part of the sale, we entered into a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with Daelim. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
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

Factors Affecting Our Results of Operations
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from fourteen manufacturing facilities on four continents. Our sales and production costs are mainly denominated in U.S. dollars, Euro, Japanese Yen, and Swedish Krona. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
	2020	2019
Revenue by Geography:	(In thousands)
Americas	$186,158	$190,273
Europe, Middle East, and Africa	138,032	159,381
Asia Pacific	103,079	106,757
Total revenue	$427,269	$456,411
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for the Polymer and Chemical segments during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis and we have a dedicated COVID-19 management team that meets regularly. The safety and well-being of our employees, stakeholders, and the communities in which we operate remain our primary concern. While our essential plant and laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of Federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
To date, our plants have continued to operate at normal capacities, and our supply chain has remained largely intact, with adequate availability of key raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on March 28, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While the members of the European Union issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
While the COVID-19 pandemic has had a limited impact on our business and results of operations to date, we are unable to accurately predict the impact that the pandemic will have on our business and results of operations for the remainder of 2020 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter) due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, additional actions that may be taken by governmental authorities, and other unintended consequences. Furthermore, the pandemic has adversely impacted, and may further adversely impact, the national and global economy, particularly in less essential end markets. For example, starting in the first quarter of 2020 we began to experience, and expect to continue to experience, unpredictable volatility in demand in several of our end markets, including oilfield and automotive. Although we currently anticipate that reduced demand in such end markets will be largely offset by COVID-19 related demand increase in other end markets, such as medical, adhesives, and food packaging, there can be no assurance that such increased demand will continue or will be sufficient to offset decreased demand in other end markets. There can also be no assurance that demand for our products generally (regardless of end market) won’t be adversely effected by the continued impact of the COVID-19 pandemic on the national and global economy. Moreover, we are unable to predict actions that may be taken by our competitors, some of which may be less diversified, that could negatively impact pricing or demand for our products.
While the future remains uncertain, we believe our raw material sourcing in our Chemical segment, and our geographic and end market diversification may partially mitigate this financial exposure, as we serve many customers whose products remain vital in the current environment. We will continue to monitor the impacts of COVID-19 and implement operational, cost reductions, and logistics initiatives as needed. We do not currently anticipate any material impairments, with respect to goodwill, intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements, however at this point we are continuing to assess the impact, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to the COVID-19 pandemic continue to have an impact on us.
Market fundamentals for our Specialty Polymer automotive and some compounding applications targeted towards consumables continue to experience evidence of production slowdowns based on expected lower discretionary consumer spending, recurring from the previous year.
Additionally, our Chemical segment continues to see pressure on pricing from 2019 levels in the rosin market, driven by weakness in gum rosin pricing and excess hydrocarbon supply. While rosin prices remain under pressure compared to historical levels and are not expected to fully recover through 2020, they have stabilized and partially improved since the start of 2020. The Crude Sulfate Turpentine refining product prices in our Chemical segment remain at a consistent level relative to the second half of 2019, and we may see a modest improvement in the second half of 2020.
Tariffs. Effective September 24, 2018, the Office of the U.S. Trade Representative enacted a 10.0% tariff on certain goods imported from China under Section 301 of the Trade Expansion Act of 1974, which increased up to 25.0% in 2019 on raw material imports of ours. In addition, subsequent to 2019, China has reduced tariffs on certain goods imported into China from the United States ranging from 6.5% to 7.5% during 2020, impacting our sales into China. We have implemented certain mitigation efforts to minimize the effects of any pricing and supply conditions. These tariffs have impacted the Chinese economy and thus demand for certain products of ours in China; however, the direct financial impact of tariff costs to Kraton is not material.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$427,269	$456,411
Cost of goods sold	308,069	349,409
Gross profit	119,200	107,002
Operating expenses:
Research and development	10,792	10,551
Selling, general, and administrative	49,058	40,894
Depreciation and amortization	31,173	31,522
Gain on insurance proceeds	—	(11,100)
Gain on disposal of fixed assets	(64)	—
Operating income	28,241	35,135
Other income (expense)	327	(259)
Disposition and exit of business activities	175,214	—
Gain (loss) on extinguishment of debt	(13,954)	210
Earnings of unconsolidated joint venture	101	121
Interest expense, net	(17,461)	(18,941)
Income before income taxes	172,468	16,266
Income tax benefit (expense)	36,552	(2,654)
Consolidated net income	209,020	13,612
Net income attributable to noncontrolling interest	(934)	(944)
Net income attributable to Kraton	$208,086	$12,668
Earnings per common share:
Basic	$6.55	$0.40
Diluted	$6.47	$0.39
Weighted average common shares outstanding:
Basic	31,587	31,633
Diluted	31,949	31,901
Consolidated Results
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Revenue was $427.3 million for the three months ended March 31, 2020 compared to $456.4 million for the three months ended March 31, 2019, a decrease of $29.1 million or 6.4%. Revenue decreased $20.7 million and $8.5 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $308.1 million for the three months ended March 31, 2020 compared to $349.4 million for the three months ended March 31, 2019, a decrease of $41.3 million or 11.8%. Cost of goods sold decreased $35.5 million for the Polymer segment and increased $5.8 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $49.1 million for the three months ended March 31, 2020 compared to $40.9 million for the three months ended March 31, 2019. The $8.2 million increase is primarily attributable to higher transaction, acquisition, and restructuring costs related to the sale of our Cariflex business, partially offset by reduced fixed costs spend.

Depreciation and amortization was $31.2 million for the three months ended March 31, 2020 compared to $31.5 million for the three months ended March 31, 2019.
Other income was $0.3 million for the three months ended March 31, 2020 compared to other expense of $0.3 million for the three months ended March 31, 2019. The benefit to other income is related to a reduction in net periodic pension expense.
Disposition and exit of business activities was $175.2 million for the three months ended March 31, 2020 related to the gain on sale of our Cariflex business. See Note 4 Disposition and Exit of Business Activities for further discussion on the sale of our Cariflex business.
We recorded a $14.0 million loss on extinguishment of debt during the three months ended March 31, 2020, which includes the write off of previously capitalized deferred financing costs, the write off of original issue discount, and a loss on the settlement of the ineffective portion of interest rate swaps due to the repayment in full of our USD Tranche and a partial repayment of our Euro Tranche with the net cash proceeds from the sale of our Cariflex business. See Note 8 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q.
Interest expense, net, was $17.5 million for the three months ended March 31, 2020 compared to $18.9 million for the three months ended March 31, 2019, a decrease of $1.5 million. The decrease is due to lower overall indebtedness.
Our income tax provision was a benefit of $36.6 million and an expense $2.7 million for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate was 21.2% and 16.3% for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to our uncertain tax positions, the tax impact of the sale of our Cariflex business, and the intercompany transfer of certain intellectual property rights to our Dutch subsidiary. During the three months ended March 31, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions. See Note 10 Income Taxes for further discussion on the reconciliation from the U.S. corporate statutory tax rate to the effective tax rate.
Net income attributable to Kraton was $208.1 million, or $6.47 per diluted share, for the three months ended March 31, 2020, an increase of $195.4 million compared to net income of $12.7 million, or $0.39 per diluted share, for the three months ended March 31, 2019. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.27 for the three months ended March 31, 2020 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.88 for the three months ended March 31, 2019. See a reconciliation of GAAP Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Polymer Segment

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Performance Products	$118,760	$138,092
Specialty Polymers	77,917	82,010
Cariflex(1)	36,930	40,867
Isoprene Rubber(1)	6,859	—
Other	(86)	86
Polymer Segment Revenue	$240,380	$261,055

Operating income	$17,925	$9,250
Adjusted EBITDA (non-GAAP)(1)(2)	$51,169	$48,153
Adjusted EBITDA margin (non-GAAP)(3)(4)	21.3%	18.4%
 ____________________________________________________

(1)
Our Cariflex revenue represents sales through March 6, 2020. Following the completion of our Cariflex business sale to Daelim, subsequent to March 6, 2020, we commenced Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.4 million, which represents revenue deferred until the products are sold under the IRSA.

(2)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(3)	Defined as Adjusted EBITDA as a percentage of revenue.

(4)	For the three months ended March 31, 2020, Adjusted EBITDA margin adjusted for the IRSA would be 20.5%.

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Revenue for the Polymer segment was $240.4 million for the three months ended March 31, 2020 compared to $261.1 million for the three months ended March 31, 2019. The decrease was driven by lower sales volumes in Performance Products, and lower average sales prices resulting from lower raw material costs across all product lines. Sales volumes of 70.8 kilotons for the three months ended March 31, 2020 decreased 4.0% compared to the three months ended March 31, 2019. The 7.9% decline in Performance Products sales volumes was driven by higher relative pre-buy activity during the three months ended March 31, 2019, partially offset by stronger sales of SIS into adhesives applications. Specialty Products sales volumes increased 3.9% due to timing of purchases by a significant lubricant additives customer. Cariflex sales volumes decreased 9.8% due to the completion of the sale of Cariflex on March 6, 2020. With the completion of the Cariflex sale, the IRSA provided one kiloton of sales volume for the three months ended March 31, 2020. The negative impact from changes in currency exchange rates between the periods was $4.3 million.
Cost of goods sold was $171.6 million for the three months ended March 31, 2020 compared to $207.2 million for the three months ended March 31, 2019, a decrease of $35.5 million or 17.1%. The decrease in cost of goods sold reflects lower current raw material costs and lower sales volumes. These decreases include the cost of consumed raw materials, which have lower average costs on a FIFO measurement basis of accounting for the three months ended March 31, 2020. Cost of goods sold was further reduced by timing of fixed costs and overall improved operating performance at our manufacturing sites. The positive effect from changes in currency exchange rates between the periods was $2.1 million.
For the three months ended March 31, 2020, the Polymer segment operating income was $17.9 million compared to $9.3 million for the three months ended March 31, 2019, an increase of $8.7 million or 93.8%. This increase is largely attributable to lower raw material costs on a FIFO basis, partially offset by decreases in sales volumes.
For the three months ended March 31, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $51.2 million compared to $48.2 million for the three months ended March 31, 2019. The 6.3% increase in Adjusted EBITDA is attributed to lower fixed costs due to fixed costs management initiatives and timing, stronger sales of SIS into adhesives applications, and stable unit margins across all product lines, partially offset by lower volumes in Performance Products due to timing of pre-buy activity. Also included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.4 million, which represents revenue deferred until the products are sold under the IRSA. The negative effect from changes in currency exchange rates between the periods was $1.9 million. During the first quarter 2020, COVID-19 did not have a material impact on our business and results of operations. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Adhesives	$64,895	$65,576
Performance Chemicals	110,742	116,753
Tires	11,252	13,027
Chemical Segment Revenue	$186,889	$195,356

Operating income	$10,316	$25,885
Adjusted EBITDA (non-GAAP)(1)	$26,710	$41,279
Adjusted EBITDA margin (non-GAAP)(2)(3)	14.3%	21.1%
 ____________________________________________________

(1)	See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.

(2)	Defined as Adjusted EBITDA as a percentage of revenue.

(3)	For the three months ended March 31, 2019, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 20.2%.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Revenue for the Chemical segment was $186.9 million for the three months ended March 31, 2020 compared to $195.4 million for the three months ended March 31, 2019. The decrease in Chemical segment revenue was primarily attributable to lower average selling prices for derivatives in our CST and TOR chains, partially offset by higher sales volumes. Sales volumes were 110.1 kilotons for the three months ended March 31, 2020, an increase of 6.5 kilotons or 6.3%, due to higher raw material and TOR sales in Performance Chemicals and Adhesives, partially offset by TOFA and TOFA derivatives. As a result, Performance Chemicals, Adhesives, and Tires sales volumes increased 7.5%, 4.3%, and 1.3%, respectively. The negative effect from changes in currency exchange rates between the periods was $2.8 million.

Cost of goods sold was $136.4 million for the three months ended March 31, 2020 compared to $142.2 million for the three months ended March 31, 2019, a decrease of $5.8 million or 4.1%. The decrease was driven by lower average raw material and energy costs, partially offset by higher sales volumes. The positive impact from changes in currency exchange rates between the periods was $2.9 million.
For the three months ended March 31, 2020, the Chemical segment operating income was $10.3 million compared to $25.9 million for the three months ended March 31, 2019, a decrease of $15.6 million, or 60.1%.
For the three months ended March 31, 2020, the Chemical segment generated $26.7 million of Adjusted EBITDA (non-GAAP) compared to $41.3 million for the three months ended March 31, 2019. The 35.3% decrease in Adjusted EBITDA was due to lower unit margins primarily driven by lower average selling prices, which adversely impacted pricing for derivatives in our CST and TOR chains. This decrease was partially offset by higher sales volumes of raw materials and TOR upgrades. The positive effect from changes in currency exchange rates between the periods was $0.3 million. During the first quarter 2020, COVID-19 did not have a material impact on our business and results of operations. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
EBITDA(2)(4)	$221,102	$66,729
Adjusted EBITDA(1)(3)(4)	$77,879	$89,432
Adjusted Diluted Earnings Per Share(1)(4)	$0.27	$0.88
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

(4)
Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share is $11.1 million, which was recognized as a gain on insurance proceeds in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019, associated with Hurricane Michael. Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.4 million, which represents revenue deferred until the products are sold under the IRSA.

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

We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$208,086			$12,668
Net income attributable to noncontrolling interest			934			944
Consolidated net income			209,020			13,612
Add (deduct):
Income tax (benefit) expense			(36,552)			2,654
Interest expense, net			17,461			18,941
Earnings of unconsolidated joint venture			(101)			(121)
(Gain) loss on extinguishment of debt			13,954			(210)
Other (income) expense			(327)			259
Disposition and exit of business activities			(175,214)			—
Operating income	$17,925	$10,316	28,241	$9,250	$25,885	35,135
Add (deduct):
Depreciation and amortization	13,347	17,826	31,173	13,971	17,551	31,522
Disposition and exit of business activities	175,214	—	175,214	—	—	—
Other income (expense)	55	272	327	(427)	168	(259)
Gain (loss) on extinguishment of debt	(13,954)	—	(13,954)	210	—	210
Earnings of unconsolidated joint venture	101	—	101	121	—	121
EBITDA (a)	192,688	28,414	221,102	23,125	43,604	66,729
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	10,148	762	10,910	714	398	1,112
Disposition and exit of business activities	(175,214)	—	(175,214)	—	—	—
(Gain) loss on extinguishment of debt	13,954	—	13,954	(210)	—	(210)
Hurricane related costs (c)	—	—	—	—	5,861	5,861
Hurricane reimbursements (d)	—	—	—	—	(5,220)	(5,220)
Non-cash compensation expense	2,848	—	2,848	3,309	—	3,309
Spread between FIFO and ECRC	6,745	(2,466)	4,279	21,215	(3,364)	17,851
Adjusted EBITDA	$51,169	$26,710	$77,879	$48,153	$41,279	$89,432
_____________________________________________________

(a)
Included in EBITDA is a $11.1 million gain on insurance for the three months ended March 31, 2019, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.

Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.4 million, which represents revenue deferred until the products are sold under the IRSA.

(b)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(c)	Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.

(d)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended March 31,
	2020	2019
Diluted Earnings Per Share	$6.47	$0.39
Transaction, acquisition related costs, restructuring, and other costs (a)	0.26	0.03
Disposition and exit of business activities	(4.96)	—
(Gain) loss on extinguishment of debt	0.34	(0.01)
Tax restructuring	(1.95)	—
Hurricane related costs (b)	—	0.18
Hurricane reimbursements (c)	—	(0.16)
Spread between FIFO and ECRC	0.11	0.45
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.27	$0.88
_____________________________________________________

(a)	Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

(b)	Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.

(c)	Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the ABL Facility are our principal sources of liquidity.
We also continue to monitor government economic stabilization efforts in response to the COVID-19 pandemic and are participating, and may in the future participate, in certain legislative provisions to enhance our liquidity, including certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and similar federal or foreign governmental programs. For example, we are evaluating certain cash deferral options under the CARES Act and similar federal or foreign governmental programs
We do not expect any elections being made under the CARES Act and similar federal or foreign governmental programs to have a material impact on our cash flows and results of operations, and expect any elections made to preserve cash flow timing in nature. We continue to evaluate our options under this act and similar federal or foreign programs as legislative provisions occur.
We reduced our consolidated debt by $378.8 million and our consolidated net debt by $484.6 million, excluding the effect of foreign currency, by the end of the first quarter of 2020. Further, we had approximately $350.0 million of available liquidity, comprised of $151.5 million of cash on hand and a borrowing base of $198.3 million largely undrawn on our ABL facility as of March 31, 2020. As of the date of this filing, our available borrowing capacity under the ABL Facility was $193.2 million, with $15.0 million of outstanding borrowings. See Note 16 Subsequent Events for additional discussion on the ABL Facility extension.
Summary of principal amounts for indebtedness and a reconciliation of Kraton debt to Consolidated net debt (non-GAAP):

	March 31, 2020	December 31, 2019
	(In thousands)
Kraton debt	$916,583	$1,288,277
KFPC(1)(2) loans	95,238	102,385
Consolidated debt	1,011,821	1,390,662

Kraton cash	148,351	24,631
KFPC(1) cash	3,151	10,402
Consolidated cash	151,502	35,033

Consolidated net debt	$860,319	$1,355,629

Effect of foreign currency on consolidated net debt	10,740
Consolidated net debt excluding effect of foreign currency	$871,059
__________________________________________________

(1)	KFPC joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.

(2)	KFPC executed revolving credit facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the 5.5 billion NTD KFPC Loan Agreement.
As of March 31, 2020, our outstanding borrowings included (i) €170.0 million (or approximately $186.9 million) under the Euro Tranche of the Term Loan Facility, (ii) $394.8 million and €290.0 million (or approximately $318.9 million as of March 31, 2020) under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $15.0 million under our ABL Facility.
In addition, as of March 31, 2020, KFPC had NTD 2.0 billion (or approximately $65.2 million) and NTD 910.0 million (or approximately $30.0 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement originally matured on January 17, 2020. During the third quarter 2019, in accordance with the terms of the KFPC Loan Agreement, KFPC elected and the lender syndicate approved an extension for an additional two years to January 17, 2022.

See Note 8 Long-Term Debt to the consolidated financial statement included in this Quarterly Report on Form 10-Q and Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
We made contributions of $4.0 million and $3.4 million to our pension and other post-retirement plans during the three months ended March 31, 2020 and 2019, respectively. We expect our total pension and other post-retirement plans contributions for the year ended December 31, 2020 to be approximately $14.9 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2020, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2021 and beyond.
As of March 31, 2020, we had $52.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of March 31, 2020, the remaining long-term tax payable related to the Tax Act of $11.9 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash provided by operating activities totaled $1.2 million during the three months ended March 31, 2020 compared to net cash used in operating activities of $30.2 million during the three months ended March 31, 2019. This represents a net increase in operating cash flows of $31.4 million, which was primarily driven by a decrease in working capital, partially offset by a decrease in operating income. The period-over-period changes in working capital are as follows:

•	$34.0 million increase in other payable and accruals due to timing of income tax accruals; and

•
$30.8 million increase in cash flows associated with lower accounts receivables in our Chemical segment, largely due to lower selling prices and lower days sales outstanding, partially offset by higher sales volumes; and

•	$8.1 million increase in cash flows associated with other items, including due to related parties and other assets, primarily due to timing of transactions and payments; and

•	$6.2 million increase in cash flows associated with higher accounts payable due to higher raw material purchases and timing of payments; partially offset by

•
$13.0 million decrease in cash flows associated with inventories of products, materials, and supplies in our Polymer segment due to higher volumes of finished goods and raw materials, partially offset by lower raw material costs; and

•	$2.0 million decrease in cash flows associated with lower other long term liabilities largely due to pension contributions.
Investing Cash Flows
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $5.8 million, less contractual capital contributions of $25.3 million, for net proceeds of $510.5 million. The closing is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment.

Net cash provided by investing activities totaled $490.9 million for the three months ended March 31, 2020 and net cash used in investing activities of $26.4 million for the three months ended March 31, 2019.
Expected Capital Expenditures
We currently expect 2020 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $94.0 million, which includes approximately $4.0 million of capitalized interest. Included in projected capital expenditures is approximately $65.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2020 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2020 was approximately 49.4% equity, 48.7% debt and 1.9% noncontrolling interest compared to approximately 34.5% equity, 63.8% debt and 1.7% noncontrolling interest December 31, 2019.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. We repurchased $5.3 million of our 7.0% Senior Notes from inception of the plan, which ended on March 4, 2019.
During the three months ended March 31, 2020, we decreased indebtedness by $378.8 million (or $368.1 million excluding impacts on foreign currency), while increasing cash on hand by approximately $116.5 million.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock. We are not obligated to acquire any specific number of shares of our common stock.
Contractual Obligations
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Note 8 Long-Term Debt for changes to our debt maturity schedule and Note 16 Subsequent Events for additional discussion on the ABL Facility extension. There have been no other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk for further discussion.

Item 4.	Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2020, we did not repurchase any shares of our common stock under this program. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
January 1, 2020 through January 31, 2020	213	$23.26	—	40,000,036
February 1, 2020 through February 29, 2020	—	—	—	40,000,036
March 1, 2020 through March 31, 2020	32,379	10.21	—	40,000,036
Total	32,592	$10.30	—	$40,000,036
_____________________________________________________

(1)
The total number of shares disclosed in this column includes 32,592 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.

(2)	This column contains repurchases under the Share Repurchase Program.

Item 3.	Default Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number
3.1	Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2020)
10.1
Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of April 15, 2020, among Kraton Polymers U. S. LLC and Kraton Chemical, LLC, as U.S. Borrowers and Guarantors, Kraton Polymers Nederland B.V., as Initial Dutch Kraton Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the financial institutions from time to time party there to, as Lenders, and Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on April 15, 2020)

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*
The following materials from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)

104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	April 30, 2020	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 30, 2020	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Senior Vice President, Chief Financial Officer, and Treasurer