Form 10-Q
period 2020-06-30
Kraton Corp
filed 2020-07-31
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of July 27, 2020: 31,862,849.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2020

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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of June 30, 2020, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, the related condensed consolidated statements of changes in equity for the three-month periods ended June 30 and March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,365	$35,033
Receivables, net of allowances of $471 and $434	167,843	169,603
Inventories of products, net	362,066	332,457
Inventories of materials and supplies, net	32,955	32,211
Prepaid expenses	18,977	6,991
Other current assets	14,497	22,385
Current assets held for sale	—	51,356
Total current assets	733,703	650,036
Property, plant, and equipment, less accumulated depreciation of $676,878 and $639,197	912,541	925,940
Goodwill	772,380	772,418
Intangible assets, less accumulated amortization of $307,142 and $285,819	307,414	325,877
Investment in unconsolidated joint venture	11,687	11,971
Deferred income taxes	72,609	8,863
Long-term operating lease assets, net	87,619	85,003
Other long-term assets	20,869	25,219
Long-term assets held for sale	—	27,058
Total assets	$2,918,822	$2,832,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$60,924	$53,139
Accounts payable-trade	151,400	168,541
Other payables and accruals	170,263	112,645
Due to related party	16,731	17,470
Current liabilities held for sale	—	14,849
Total current liabilities	399,318	366,644
Long-term debt, net of current portion	948,043	1,311,486
Deferred income taxes	121,961	125,240
Long-term operating lease liabilities	70,676	66,624
Deferred income	159,965	11,049
Other long-term liabilities	154,901	161,911
Long-term liabilities held for sale	—	3
Total liabilities	1,854,864	2,042,957
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,862 shares issued and outstanding at June 30, 2020; 31,751 shares issued and outstanding at December 31, 2019	319	318
Additional paid in capital	394,865	392,208
Retained earnings	666,173	464,712
Accumulated other comprehensive loss	(37,947)	(105,795)
Total Kraton stockholders' equity	1,023,410	751,443
Noncontrolling interest	40,548	37,985
Total equity	1,063,958	789,428
Total liabilities and equity	$2,918,822	$2,832,385
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$355,679	$495,280	$782,948	$951,691
Cost of goods sold	262,635	366,078	570,704	715,487
Gross profit	93,044	129,202	212,244	236,204
Operating expenses:
Research and development	9,912	10,173	20,704	20,724
Selling, general, and administrative	38,402	38,457	87,460	79,351
Depreciation and amortization	31,342	31,904	62,515	63,426
Gain on insurance proceeds	—	(7,500)	—	(18,600)
Loss on disposal of fixed assets	557	—	493	—
Operating income	12,831	56,168	41,072	91,303
Other income (expense)	251	(417)	578	(676)
Disposition and exit of business activities	(25)	—	175,189	—
Gain (loss) on extinguishment of debt	(141)	—	(14,095)	210
Earnings of unconsolidated joint venture	128	140	229	261
Interest expense, net	(13,466)	(19,339)	(30,927)	(38,280)
Income (loss) before income taxes	(422)	36,552	172,046	52,818
Income tax benefit (expense)	(6,659)	6,846	29,893	4,192
Consolidated net income (loss)	(7,081)	43,398	201,939	57,010
Net income attributable to noncontrolling interest	(887)	(2,190)	(1,821)	(3,134)
Net income (loss) attributable to Kraton	$(7,968)	$41,208	$200,118	$53,876
Earnings (loss) per common share:
Basic	$(0.25)	$1.29	$6.29	$1.69
Diluted	$(0.25)	$1.28	$6.20	$1.67
Weighted average common shares outstanding:
Basic	31,782	31,692	31,698	31,663
Diluted	31,782	32,017	32,133	31,959
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Kraton	$(7,968)	$41,208	$200,118	$53,876
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	10,886	2,597	2,480	(1,899)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	—	66,533	—
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $598, expense of $458, and benefit of $985, respectively	—	(2,031)	1,387	(3,347)
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	—	1,002	—
Unrealized gain (loss) on net investment hedge, net of tax expense of $1,444, benefit of $1,062, expense of $19 and $290, respectively	(7,826)	(3,608)	(2,655)	986
Reclassification of gain on net investment hedge, net of tax expense of $0	—	—	(899)	—
Other comprehensive income (loss), net of tax	3,060	(3,042)	67,848	(4,260)
Comprehensive income (loss) attributable to Kraton	(4,908)	38,166	267,966	49,616
Comprehensive income attributable to noncontrolling interest	2,036	1,967	2,563	2,802
Consolidated comprehensive income (loss)	$(2,872)	$40,133	$270,529	$52,418
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive loss	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054
Consolidated net income	—	—	41,208	—	41,208	2,190	43,398
Other comprehensive loss	—	—	—	(3,042)	(3,042)	(223)	(3,265)
Retired treasury stock from employee tax withholdings	—	(40)	(1)	—	(41)	—	(41)
Cancelled stock from share repurchases	(1)	(2,064)	(2,935)	—	(5,000)	—	(5,000)
Exercise of stock options	—	94	—	—	94	—	94
Non-cash compensation related to equity awards	—	2,190	—	—	2,190	—	2,190
Balance at June 30, 2019	$319	$389,680	$470,127	$(95,959)	$764,167	$35,263	$799,430

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income (loss)	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999
Consolidated net income (loss)	—	—	(7,968)	—	(7,968)	887	(7,081)
Other comprehensive income	—	—	—	3,060	3,060	1,149	4,209
Retired treasury stock from employee tax withholdings	—	(160)	94	—	(66)	—	(66)
Non-cash compensation related to equity awards	—	1,897	—	—	1,897	—	1,897
Balance at June 30, 2020	$319	$394,865	$666,173	$(37,947)	$1,023,410	$40,548	$1,063,958

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$201,939	$57,010
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	62,515	63,426
Lease amortization	12,428	11,315
Amortization of debt original issue discount	148	536
Amortization of debt issuance costs	1,724	2,310
Amortization of deferred income	(7,799)	—
Loss on disposal of property, plant, and equipment	108	—
(Gain) loss on extinguishment of debt	14,095	(210)
Earnings from unconsolidated joint venture, net of dividends received	279	183
Deferred income tax (benefit) provision	(66,441)	2,948
Release of uncertain tax positions	(3,316)	(13,457)
Gain on disposition and exit of business activities	(175,189)	—
Share-based compensation	4,745	5,499
Decrease (increase) in:
Accounts receivable	1,859	(64,657)
Inventories of products, materials, and supplies	(36,024)	(22,048)
Other assets	(4,366)	3,794
Increase (decrease) in:
Accounts payable-trade	(14,765)	13,491
Other payables and accruals	30,767	(13,470)
Other long-term liabilities	(2,824)	(6,744)
Due to related party	(888)	(3,968)
Net cash provided by operating activities	18,995	35,958
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(39,122)	(49,985)
KFPC purchase of property, plant, and equipment	(3,224)	(425)
Purchase of software and other intangibles	(3,456)	(4,821)
Cash proceeds from disposition and exit of business activities	510,500	—
Net cash provided by (used in) investing activities	464,698	(55,231)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	77,000	40,250
Repayments of debt	(437,174)	(22,560)
KFPC proceeds from debt	49,967	14,600
KFPC repayments of debt	(59,769)	(26,400)
Capital lease payments	(88)	(83)
Purchase of treasury stock	(744)	(7,725)
Proceeds from the exercise of stock options	—	1,639
Settlement of interest rate swap	(1,295)	—
Debt issuance costs	(1,234)	—
Net cash used in financing activities	(373,337)	(279)
Effect of exchange rate differences on cash	(8,024)	(2,485)
Net increase (decrease) in cash and cash equivalents	102,332	(22,037)
Cash and cash equivalents, beginning of period	35,033	85,891
Cash and cash equivalents, end of period	$137,365	$63,854
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$3,486	$9,774
Cash paid for interest, net of capitalized interest	$29,259	$21,353
Capitalized interest	$827	$2,040
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(12,930)	$(923)
Operating leases	$13,626	$86,739
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
SBCs are highly-engineered synthetic elastomers, which we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We manufacture and sell isoprene rubber through a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with Daelim Industrial Co, Ltd. (“Daelim”).
We refine and further upgrade crude tall oil and crude sulfate turpentine, into value-added specialty chemicals. These pine-based specialty products are sold into adhesive and tire markets, and we produce and sell a broad range of performance chemicals into markets that include fuel additives, oilfield chemicals, coatings, metalworking fluids and lubricants, inks, flavors and fragrances, and mining.
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
Reclassifications. Certain amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior periods have been reclassified to conform to the current reporting presentation.
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
Significant items subject to such estimates and assumptions include:
•the useful lives of long-lived assets;
•allowances for doubtful accounts and sales returns;
•the valuation of derivatives, deferred taxes, property, plant and equipment, inventory, share-based compensation, and deferred income; and
•liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties, and other contingencies.

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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard is effective for fiscal years beginning after December 15, 2019. Our analysis of ASU 2016-13 was completed during 2019, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2016-13 effective January 1, 2020.
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
We have deferred revenue of $183.5 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. During the six months ended June 30, 2020, we added $180.6 million related to the IRSA with Daelim associated with the sale of our Cariflex business. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended June 30, 2020 and 2019, we recognized $0.2 million and $0.3 million of revenue related to these bill-and-hold arrangements, respectively. During the six months ended June 30, 2020 and 2019, we recognized $4.4 million and $6.0 million of revenue related to these bill-and-hold arrangements, respectively.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Polymer Segment	(In thousands)
Performance Products	$118,339	$143,181	$237,099	$281,273
Specialty Polymers	76,305	103,487	154,222	185,497
Cariflex(1)	—	51,009	36,930	91,876
Isoprene Rubber	8,744	—	15,603	—
Other	464	184	378	270
Polymer Product Line Revenue	$203,852	$297,861	$444,232	$558,916
____________________________________________________
(1)  Cariflex is included in the results of operations through March 6, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Chemical Segment	(In thousands)
Adhesives	$60,993	$68,818	$125,888	$134,394
Performance Chemicals	84,848	115,646	195,590	232,399
Tires	5,986	12,955	17,238	25,982
Chemical Product Line Revenue	$151,827	$197,419	$338,716	$392,775

	June 30, 2020	December 31, 2019
	(In thousands)
Contract receivables(1)	$168,107	$190,093
Contract liabilities(2)	$183,488	$12,456
____________________________________________________
(1)  Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets. This includes $20.4 million of contract receivables related to the Cariflex business recorded as current assets held for sale for the year ended December 31, 2019.
(2) Our contract liability consists of $173.4 million of non-cash deferred income related to the IRSA and $11.8 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $1.6 million.
4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $5.8 million, less contractual capital contributions of $25.3 million. The closing is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with Daelim. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million were recorded within deferred income and other payables and accruals, respectively, on the condensed consolidated balance sheet. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years.
The IRSA provided $8.7 million and $15.6 million of Isoprene Rubber sales revenue for the three and six months ended June 30, 2020, respectively. Included within Isoprene Rubber sales revenue is $3.9 million and $7.2 million of amortization of deferred income, which represents non-cash revenue realized as the products are sold under the IRSA for the three and six months ended June 30, 2020, respectively. See Note 3 Revenue Recognition for further discussion of the impact to the six months ended June 30, 2020 related to Cariflex and Isoprene Rubber sales.
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
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $1.9 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.7 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively.

6. Detail of Certain Balance Sheet Accounts

	June 30, 2020	December 31, 2019
	(In thousands)
Inventories of products:
Finished products	$284,581	$255,406
Work in progress	2,271	4,589
Raw materials	81,183	80,647
Inventories of products, gross	368,035	340,642
Inventory reserves	(5,969)	(8,185)
Total inventories of products, net	$362,066	$332,457
Intangible assets:
Contractual agreements	$261,913	$261,923
Technology	145,660	145,663
Customer relationships	60,290	60,291
Tradenames/trademarks	82,086	80,638
Software	64,607	63,181
Intangible assets	614,556	611,696
Less accumulated amortization:
Contractual agreements	98,468	87,576
Technology	71,228	68,132
Customer relationships	39,453	38,760
Tradenames/trademarks	50,906	48,162
Software	47,087	43,189
Total accumulated amortization	307,142	285,819
Intangible assets, net of accumulated amortization	$307,414	$325,877
Other payables and accruals:
Employee related	$35,554	$25,233
Short-term operating lease liabilities	19,327	20,908
Interest payable	16,109	16,289
Capital project accruals	1,650	13,259
Customer related	7,033	10,329
Short-term deferred income	23,523	1,407
Income tax payable	40,051	3,372
Other	27,016	21,848
Total other payables and accruals	$170,263	$112,645
Other long-term liabilities:
Pension and other post-retirement benefits	$120,731	$126,386
Long-term tax liability	18,963	21,022
Other	15,207	14,503
Total other long-term liabilities	$154,901	$161,911

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(1,899)	(3,347)	986	—	(4,260)
Net other comprehensive income (loss) for the year	(1,899)	(3,347)	986	—	(4,260)
June 30, 2019	$(25,992)	$575	$7,139	$(77,681)	$(95,959)

December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	2,480	1,387	(2,655)	—	1,212
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income (loss) for the year	69,013	2,389	(3,554)	—	67,848
June 30, 2020	$39,624	$—	$10,070	$(87,641)	$(37,947)
____________________________________________________
(1)  Amounts reclassified to (income) expense from accumulated other comprehensive loss are related to cumulative foreign currency translation and settlement of a net investment hedge, which are recorded in disposition and exit of business activities in the Condensed Consolidated Statement of Operations. Additionally, the settlement of interest rate swaps are recorded in loss on extinguishment of debt in the Condensed Consolidated Statement of Operations. All these costs are in connection with the divestiture of our Cariflex business and subsequent repayments of debt.

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
The computation of diluted EPS excludes weighted average restricted share units of 507,173 for the three months ended June 30, 2020, as they are anti-dilutive due to a net loss attributable to Kraton.
The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(7,968)	31,861		$41,208	31,920
Amounts allocated to unvested restricted shares	20	(79)		(294)	(228)
Amounts available to common stockholders	(7,948)	31,782	$(0.25)	40,914	31,692	$1.29
Diluted:
Amounts allocated to unvested restricted shares	(20)	79		294	228
Non participating share units	—	—		—	266
Stock options added under the treasury stock method	—	—		—	59
Amounts reallocated to unvested restricted shares	20	(79)		(291)	(228)
Amounts available to stockholders and assumed conversions	$(7,948)	31,782	$(0.25)	$40,917	32,017	$1.28

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$200,118	31,822		$53,876	31,938
Amounts allocated to unvested restricted shares	(780)	(124)		(464)	(275)
Amounts available to common stockholders	199,338	31,698	$6.29	53,412	31,663	$1.69
Diluted:
Amounts allocated to unvested restricted shares	780	124		464	275
Non participating share units	—	435		—	235
Stock options added under the treasury stock method	—	—		—	61
Amounts reallocated to unvested restricted shares	(769)	(124)		(460)	(275)
Amounts available to stockholders and assumed conversions	$199,349	32,133	$6.20	$53,416	31,959	$1.67

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended June 30, 2020, we did not repurchase any shares of our common stock under this program. From the inception of the program through June 30, 2020, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2020				December 31, 2019
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$—	$—	$—	$—	$290,000	$(5,057)	$(6,985)	$277,958
Euro Tranche	190,689	—	(2,027)	188,662	277,134	—	(3,237)	273,897
7.0% Senior Notes	394,750	—	(5,382)	389,368	394,750	—	(5,846)	388,904
5.25% Senior Notes	325,294	—	(4,550)	320,744	325,378	—	(4,879)	320,499
ABL Facility	15,000	—	—	15,000	—	—	—	—
KFPC Loan Agreement	67,105	—	(26)	67,079	82,375	—	(33)	82,342
KFPC Revolving Facilities	27,168	—	—	27,168	20,010	—	—	20,010
Capital lease obligation	946	—	—	946	1,015	—	—	1,015
Total debt	1,020,952	—	(11,985)	1,008,967	1,390,662	(5,057)	(20,980)	1,364,625
Less current portion of total debt	60,924	—	—	60,924	53,139	—	—	53,139
Long-term debt	$960,028	$—	$(11,985)	$948,043	$1,337,523	$(5,057)	$(20,980)	$1,311,486
Senior Secured Term Loan Facility. On March 6, 2020, we sold our Cariflex business and the net proceeds from the transaction were used to fully repay $290.0 million of outstanding borrowings under the USD Tranche and repay €75.0 million (or approximately $84.7 million) of outstanding borrowings under the Euro Tranche. We recorded a $14.0 million loss on extinguishment of debt during the six months ended June 30, 2020, which includes a write off of $7.7 million related to previously capitalized deferred financing costs, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $325.3 million as of June 30, 2020) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of

Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. Our outstanding borrowings under the ABL Facility were $15.0 million as of June 30, 2020. The ABL Facility originally matured on January 6, 2021. In April 2020, we amended and restated the credit agreement governing the ABL Facility to extend the term through January 6, 2023.
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing. As part of the April 2020 amendment and restatement, there was no significant change in terms and a price increase of fifty basis points in the borrowing margin for amounts outstanding under the ABL Facility, while improving certain borrowing base advance rates and borrowing base eligibility criteria from the existing agreement.
KFPC Loan Agreement. As of June 30, 2020, approximately NTD 2.0 billion (or approximately $67.1 million) was outstanding on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the six months ended June 30, 2020, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $73.1 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of June 30, 2020, NTD 800.0 million (or approximately $27.2 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had debt issuance cost of $14.1 million as of June 30, 2020, of which $2.1 million related to the ABL Facility which is recorded as an asset (of which $0.6 million was included in other current assets) and $12.0 million is recorded as a reduction to long-term debt. We amortized $1.7 million and $2.3 million during the six months ended June 30, 2020 and 2019, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of June 30, 2020, are as follows:

Principal Payments
(In thousands)
July 1, 2020 through June 30, 2021	$60,924
July 1, 2021 through June 30, 2022	33,749
July 1, 2022 through June 30, 2023	15,209
July 1, 2023 through June 30, 2024	221
July 1, 2024 through June 30, 2025	585,555
Thereafter	325,294
Total debt	$1,020,952
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
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in markets that are not active;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
•Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of June 30, 2020 and December 31, 2019, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,467	$2,467	$—
Derivative liability – current	Other payables and accruals	(326)	—	(326)
Total		$2,141	$2,467	$(326)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$14	$—	$14
Derivative asset – noncurrent	Other long-term assets	32	—	32
Retirement plan asset – noncurrent	Other long-term assets	2,547	2,547	—
Derivative liability – current	Other payables and accruals	(170)	—	(170)
Total		$2,423	$2,547	$(124)

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$—	$—	$290,000	$290,183
Euro Tranche (significant other observable inputs – level 2)	$190,689	$186,519	$277,134	$277,827
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$397,616	$394,750	$406,214
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$325,294	$332,499	$325,378	$338,364
ABL Facility	$15,000	$15,000	$—	$—
Capital lease obligation	$946	$946	$1,015	$1,015
KFPC Loan Agreement	$67,105	$67,105	$82,375	$82,375
KFPC Revolving Facilities	$27,168	$27,168	$20,010	$20,010
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016, we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017, and maturity dates of December 31, 2020. Based on debt repayments, we have exited all of the interest rate swap agreements originally entered into in 2017. We reclassified out of other comprehensive income (loss) the settlement of our interest rate swaps that amounted to a $1.3 million loss on extinguishment of debt for the six months ended June 30, 2020. We recorded an unrealized loss of $2.6 million and $4.3 million during the three and six months ended June 30, 2019, respectively, in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $0.6 million and a loss of $1.9 million for the six months ended June 30, 2020 and 2019, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a loss of $6.3 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively, and a gain of $0.1 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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

10. Income Taxes
Our income tax provision was an expense of $6.7 million and a benefit of $6.8 million for the three months ended June 30, 2020 and 2019, respectively, and a benefit of $29.9 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, and the mix of our pretax income or loss generated in various foreign jurisdictions. During the six months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S. tax audit.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Income taxes at the statutory rate	$88	$(7,676)	$(36,130)	$(11,092)
State taxes, net of federal benefit	348	(474)	264	(702)
Foreign tax rate differential	293	3,366	(7,299)	3,306
Permanent differences	(2,678)	(2,662)	(3,918)	(1,132)
Cariflex disposition	(9,923)	—	3,740	—
Dutch transfer of assets	2,742	—	65,527	—
Tax credits	643	—	643	—
Uncertain tax positions	225	14,044	2,907	13,428
Valuation allowance	285	278	421	410
Return to provision adjustments	1,318	(30)	3,738	(26)
Income tax benefit (expense)	$(6,659)	$6,846	$29,893	$4,192
As of June 30, 2020, we have recorded a deferred tax asset of $65.5 million related to the intercompany transfers of certain intellectual property rights to our Dutch subsidiary. This transfer was concluded as part of a broader internal restructuring to simplify our organizational structure.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the U.S. on March 27, 2020. The CARES Act among other things, includes provisions relating to modifications of the net interest deduction limitations and revisions to alternative minimum tax credit, (“AMT”), refunds. We have recognized a provisional current tax benefit of $3.0 million related to the modification to the interest deduction limitation. As a result of the CARES Act, we reclassified $1.6 million of expected AMT refunds from long-term to current. We are continuing to analyze the CARES Act, but we do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of June 30, 2020 and December 31, 2019, we recorded a valuation allowance of $38.0 million and $38.4 million, respectively, against our net operating loss carryforwards and other deferred tax assets.
We currently believe that certain unremitted foreign earnings of our subsidiaries will permanently reinvest for an infinite period of time. Accordingly, we have not provided deferred taxes for the differences between these subsidiaries' book basis and underlying tax basis or on related foreign currency translation adjustment amounts.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our U.S. federal income tax returns, for 2004 remain open to examination, as a result of the utilization of net operating loss carryforwards from 2004. In addition, open tax years for state and foreign jurisdictions remain subject to examination. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying condensed consolidated financial statements for any adjustments that might be incurred due to federal, state, or foreign audits.

We recognize the effect of income tax positions only when it is more likely than not of being sustainable. The taxes are recorded in accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.
As of June 30, 2020 and December 31, 2019, we had total unrecognized tax benefits of $8.3 million and $11.3 million, respectively, if recognized, would impact our effective tax rate. The net decrease was primarily due to the lapse in a statute of limitations for unrecognized tax benefits in the U.S. and Europe of $3.3 million. During the six months ended June 30, 2019, we had a decrease of $13.5 million, primarily related to the closing of the U.S. tax audit for the pre-acquisition tax return filing. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
11. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases as that term is defined under ASC 842. These leases were discounted using a weighted-average rate of 3.47%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Lease cost	$6,264	$6,739	$12,428	$11,315
Variable lease cost	(34)	(76)	54	115
Operating lease expense	$6,230	$6,663	$12,482	$11,430
The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of June 30, 2020 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$3,166	$29,303	36.1%	63	22.8
Buildings	26,985	7,386	38.2%	28	10.7
Equipment	1,947	8,218	11.3%	33	3.7
Land	7,042	41	7.9%	368	29.0
Other	585	5,330	6.6%	15	1.0
Total	$39,725	$50,278			67.2
The following tables show the undiscounted cash flows for the operating lease liabilities.

June 30, 2020
(In thousands)
July 1, 2020 through December 31, 2020	$12,105
2021	18,428
2022	14,685
2023	13,161
2024	9,677
Thereafter	34,303
Total undiscounted operating lease liabilities	102,359

Present value discount	(12,310)
Foreign currency and other	(46)
Total discounted operating lease liabilities	$90,003

December 31, 2019
(In thousands)
2020	$23,310
2021	17,629
2022	13,087
2023	9,665
2024	6,264
Thereafter	27,860
Total undiscounted operating lease liabilities	97,815

Present value discount	(10,400)
Foreign currency and other	117
Total discounted operating lease liabilities	$87,532
(b) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods that were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$10.2 million, or approximately $1.9 million, including penalties and interest. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Beginning balance	$6,523	$5,703
Additional accruals	119	—
Accretion expense	167	177
Obligations settled	(336)	(206)
Foreign currency translation	1	(15)
Ending balance	$6,474	$5,659

12. Employee Benefits
The components of net periodic benefit costs related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$30	$442	$557	$389	$95	$884	$1,310	$778
Interest cost	1,652	420	1,946	516	3,300	840	3,884	1,049
Expected return on plan assets	(2,277)	(700)	(2,513)	(611)	(4,605)	(1,382)	(5,030)	(1,244)
Amortization of prior service cost	—	5	—	8	—	9	—	17
Amortization of net actuarial loss	427	252	990	104	815	505	1,835	210
Net periodic benefit (income) cost	$(168)	$419	$980	$406	$(395)	$856	$1,999	$810
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
We made contributions of $4.4 million and $6.5 million to our pension plans in the six months ended June 30, 2020 and 2019, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$90	$170	$180
Interest cost	195	240	390	480
Amortization of prior service cost	(437)	(438)	(875)	(875)
Amortization of net actuarial loss	212	175	425	350
Net periodic benefit cost	$55	$67	$110	$135
The components of net periodic benefit costs other than the service cost component are included in other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $0.9 million and $1.0 million to our other post-retirement plans in the six months ended June 30, 2020 and 2019, respectively.

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

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$203,852	$151,827	$355,679	$297,861	$197,419	$495,280
Cost of goods sold	146,007	116,628	262,635	218,995	147,083	366,078
Gross profit	57,845	35,199	93,044	78,866	50,336	129,202
Operating expenses:
Research and development	7,097	2,815	9,912	7,338	2,835	10,173
Selling, general, and administrative	21,029	17,373	38,402	22,206	16,251	38,457
Depreciation and amortization	12,948	18,394	31,342	14,343	17,561	31,904
Gain on insurance proceeds	$—	$—	—	$—	$(7,500)	(7,500)
Loss on disposal of fixed assets	$9	$548	557	$—	$—	—
Operating income	$16,762	$(3,931)	12,831	$34,979	$21,189	56,168
Other income (expense)			251			(417)
Disposition and exit of business activities			(25)			—
Loss on extinguishment of debt			(141)			—
Earnings of unconsolidated joint venture			128			140
Interest expense, net			(13,466)			(19,339)
Income (loss) before income taxes			$(422)			$36,552

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$444,232	$338,716	$782,948	$558,916	$392,775	$951,691
Cost of goods sold	317,656	253,048	570,704	426,164	289,323	715,487
Gross profit	126,576	85,668	212,244	132,752	103,452	236,204
Operating expenses:
Research and development	14,822	5,882	20,704	14,905	5,819	20,724
Selling, general, and administrative	50,962	36,498	87,460	45,304	34,047	79,351
Depreciation and amortization	26,295	36,220	62,515	28,314	35,112	63,426
Gain on insurance proceeds	—	—	—	—	(18,600)	(18,600)
(Gain) loss on disposal of fixed assets	(190)	683	493	—	—	—
Operating income	$34,687	$6,385	41,072	$44,229	$47,074	91,303
Other income (expense)			578			(676)
Disposition and exit of business activities			175,189			—
Gain (loss) on extinguishment of debt			(14,095)			210
Earnings of unconsolidated joint venture			229			261
Interest expense, net			(30,927)			(38,280)
Income before income taxes			$172,046			$52,818
The following table presents long-lived assets including goodwill and total assets.

	June 30, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$512,793	$399,748	$912,541	$526,692	$399,248	$925,940
Investment in unconsolidated joint venture	$11,687	$—	$11,687	$11,971	$—	$11,971
Goodwill	$—	$772,380	$772,380	$—	$772,418	$772,418
Total assets	$1,170,079	$1,748,743	$2,918,822	$1,097,691	$1,734,694	$2,832,385
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$72,309	$64,544	$136,853	$104,178	$85,266	$189,444
Germany	23,435	8,552	31,987	29,086	12,297	41,383
All other countries	108,108	78,731	186,839	164,597	99,856	264,453
	$203,852	$151,827	$355,679	$297,861	$197,419	$495,280

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$157,703	$145,125	$302,828	$192,146	$165,623	$357,769
Germany	47,868	21,220	69,088	54,997	27,278	82,275
All other countries	238,661	172,371	411,032	311,773	199,874	511,647
	$444,232	$338,716	$782,948	$558,916	$392,775	$951,691

Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $19.2 million and $29.9 million during the six months ended June 30, 2020 and 2019, respectively, and capital expenditures for our Chemical segment were $19.9 million and $20.1 million during the six months ended June 30, 2020 and 2019, respectively.
14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $14.2 million and $16.4 million as of June 30, 2020 and December 31, 2019, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $5.6 million and $8.2 million for the three months ended June 30, 2020 and 2019, respectively, and $14.8 million and $16.4 million for the six months ended June 30, 2020 and 2019, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $2.6 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $11.3 million and $13.6 million for the three months ended June 30, 2020 and 2019, respectively, and $25.3 million and $25.4 million for the six months ended June 30, 2020 and 2019, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.
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
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2020 and December 31, 2019 for KFPC before intercompany eliminations.

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$4,430	$10,402
Other current assets	16,683	14,847
Property, plant, and equipment, net	148,106	155,153
Intangible assets	7,939	8,133
Long-term operating lease assets, net	7,016	7,044
Other long-term assets	3,601	2,147
Total assets	$187,775	$197,726

Current portion of long-term debt	$60,720	$52,961
Current liabilities	5,709	12,801
Long-term debt	33,527	49,391
Long-term operating lease liabilities	6,724	6,603
Total liabilities	$106,680	$121,756
16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2020.

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
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by Geography:	(In thousands)
Americas	$160,557	$211,456	$346,715	$401,729
Europe, Middle East, and Africa	128,912	160,394	266,944	319,775
Asia Pacific	66,210	123,430	169,289	230,187
Total revenue	$355,679	$495,280	$782,948	$951,691
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for the Polymer and Chemical segments during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis and we have a dedicated COVID-19 management team that meets regularly. The safety and well-being of our employees, stakeholders, and the communities in which we operate remain our primary concern. While our essential manufacturing plant and research and development laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
To date, our plants have continued to operate at normal capacities, and our supply chain has remained largely intact, with adequate availability of key raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While the members of the European Union issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders.
During the second quarter 2020, the COVID-19 pandemic began to materially affect sales volumes, particularly in our Chemical segment’s market sectors such as tires, automotive, road markings, and oilfield. While we see positive trends for the Chemical segment in Asia and Europe, we may experience continued impacts to sales volumes in the Chemical segment during the second half of 2020, primarily in North America.
The impact to COVID-19 was also noted within our Polymer segment during the second quarter 2020, particularly for the demand of consumer durables, oilfield, and automotive applications, and to a lesser extent, paving applications. These COVID-19 impacts were partially mitigated by demand within Europe and Asia of medical and hygiene applications. We currently expect the Polymer specialty polymers North America market pressure to continue into the second half of the year.
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
While the future remains uncertain, our geographic and end market diversification, such as medical, adhesives, and food packaging, may partially mitigate this financial exposure, as we serve many customers whose products remain vital in the current environment. We will continue to monitor the impacts of COVID-19 and implement operational, cost reductions, and logistics initiatives as needed. We do not currently anticipate any material impairments, with respect to goodwill, intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements, however at this point we are continuing to assess the impact, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to the COVID-19 pandemic continue to have an impact on us.
Our Chemical segment has been impacted by the decline in oilfield demand and continues to see pressure on pricing from 2019 levels in the rosin market, driven by adverse market fundamentals and excess hydrocarbon supply. While rosin prices remain under pressure compared to historical levels, they have stabilized and are not expected to improve through the remainder of 2020. The CST refining product prices in our Chemical segment remain at a consistent level relative to the second half of 2019.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$355,679	$495,280	$782,948	$951,691
Cost of goods sold	262,635	366,078	570,704	715,487
Gross profit	93,044	129,202	212,244	236,204
Operating expenses:
Research and development	9,912	10,173	20,704	20,724
Selling, general, and administrative	38,402	38,457	87,460	79,351
Depreciation and amortization	31,342	31,904	62,515	63,426
Gain on insurance proceeds	—	(7,500)	—	(18,600)
Loss on disposal of fixed assets	557	—	493	—
Operating income	12,831	56,168	41,072	91,303
Other income (expense)	251	(417)	578	(676)
Disposition and exit of business activities	(25)	—	175,189	—
Gain (loss) on extinguishment of debt	(141)	—	(14,095)	210
Earnings of unconsolidated joint venture	128	140	229	261
Interest expense, net	(13,466)	(19,339)	(30,927)	(38,280)
Income (loss) before income taxes	(422)	36,552	172,046	52,818
Income tax benefit (expense)	(6,659)	6,846	29,893	4,192
Consolidated net income (loss)	(7,081)	43,398	201,939	57,010
Net income attributable to noncontrolling interest	(887)	(2,190)	(1,821)	(3,134)
Net income (loss) attributable to Kraton	$(7,968)	$41,208	$200,118	$53,876
Earnings (loss) per common share:
Basic	$(0.25)	$1.29	$6.29	$1.69
Diluted	$(0.25)	$1.28	$6.20	$1.67
Weighted average common shares outstanding:
Basic	31,782	31,692	31,698	31,663
Diluted	31,782	32,017	32,133	31,959
Consolidated Results
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Revenue was $355.7 million for the three months ended June 30, 2020 compared to $495.3 million for the three months ended June 30, 2019, a decrease of $139.6 million or 28.2%. Revenue declined $94.0 million and $45.6 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $262.6 million for the three months ended June 30, 2020 compared to $366.1 million for the three months ended June 30, 2019, a decrease of $103.4 million or 28.3%. Cost of goods sold decreased $73.0 million for the Polymer segment and decreased $30.5 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $38.4 million for the three months ended June 30, 2020 compared to $38.5 million for the three months ended June 30, 2019.

Depreciation and amortization was $31.3 million for the three months ended June 30, 2020 compared to $31.9 million for the three months ended June 30, 2019. The decrease of $0.6 million was primarily attributable to the divestiture of our Cariflex business.
Other income was $0.3 million for the three months ended June 30, 2020 compared to other expense of $0.4 million for the three months ended June 30, 2019. In the fourth quarter 2019, we amended our Polymer segment U.S. Pension Plan, which resulted in a reduction to net periodic pension expense.
Interest expense, net, was $13.5 million for the three months ended June 30, 2020 compared to $19.3 million for the three months ended June 30, 2019, a decrease of $5.9 million. The decrease is due to lower overall indebtedness.
Income tax provision was an expense of $6.7 million and a benefit of $6.8 million for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, the mix of our pre-tax income or loss generated in various foreign jurisdictions and the tax impact of certain permanent items. During the three months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S tax audit.
Net loss attributable to Kraton was $8.0 million, or $0.25 per diluted share, for the three months ended June 30, 2020, a decrease of $49.2 million compared to net income of $41.2 million, or $1.28 per diluted share, for the three months ended June 30, 2019. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.30 for the three months ended June 30, 2020 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.58 for the three months ended June 30, 2019. See a reconciliation of generally accepted accounting principles (“GAAP”) Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Revenue was $782.9 million for the six months ended June 30, 2020 compared to $951.7 million for the six months ended June 30, 2019, a decrease of $168.7 million or 17.7%. Revenue decreased $114.7 million and $54.1 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $570.7 million for the six months ended June 30, 2020 compared to $715.5 million for the six months ended June 30, 2019, a decrease of $144.8 million or 20.2%. Cost of goods sold decreased $108.5 million for the Polymer segment and increased $36.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $87.5 million for the six months ended June 30, 2020 compared to $79.4 million for the six months ended June 30, 2019. The $8.1 million increase is primarily attributable to higher transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business, partially offset by reduced fixed costs spend.
Depreciation and amortization was $62.5 million for the six months ended June 30, 2020 compared to $63.4 million for the six months ended June 30, 2019. The decrease of $0.9 million was primarily attributable to the divestiture of our Cariflex business.
Other income was $0.6 million for the six months ended June 30, 2020 compared to other expense of $0.7 million for the six months ended June 30, 2019. In the fourth quarter 2019, we amended our Polymer segment U.S. Pension Plan, which resulted in a reduction to net periodic pension expense.
Disposition and exit of business activities was $175.2 million for the six months ended June 30, 2020 related to the gain on sale of our Cariflex business. See Note 4 Disposition and Exit of Business Activities for further discussion on the sale of our Cariflex business.
We recorded a $14.1 million loss on extinguishment of debt during the six months ended June 30, 2020, which includes the write off of previously capitalized deferred financing costs, the write off of original issue discount, and a loss on the settlement of the ineffective portion of interest rate swaps due to the repayment in full of our USD Tranche and a partial repayment of our Euro Tranche with the net cash proceeds from the sale of our Cariflex business. See Note 8 Long-Term Debt for further discussion.
Interest expense, net, was $30.9 million for the six months ended June 30, 2020 compared to $38.3 million for the six months ended June 30, 2019, a decrease of $7.4 million. The decrease is due to lower overall indebtedness.

Our income tax provision was a benefit of $29.9 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 17.4% and 7.9% for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, and the mix of our pre-tax income or loss generated in various foreign jurisdictions. During the six months ended June 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S tax audit. See Note 10 Income Taxes for further discussion on the reconciliation from the U.S. corporate statutory tax rate to the effective tax rate.
Net income attributable to Kraton was $200.1 million, or $6.20 per diluted share, for the six months ended June 30, 2020, an increase of $146.2 million compared to net income of $53.9 million, or $1.67 per diluted share, for the six months ended June 30, 2019. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.57 for the six months ended June 30, 2020 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $2.46 for the six months ended June 30, 2019. See a reconciliation of GAAP Diluted Earnings (Loss) Per Share to non-GAAP Adjusted Diluted Earnings (Loss) Per Share below.
Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Performance Products	$118,339	$143,181	$237,099	$281,273
Specialty Polymers	76,305	103,487	154,222	185,497
Cariflex(1)	—	51,009	36,930	91,876
Isoprene Rubber(1)	8,744	—	15,603	—
Other	464	184	378	270
Polymer Segment Revenue	$203,852	$297,861	$444,232	$558,916

Operating income	$16,762	$34,979	$34,687	$44,229
Operating income margin	8.2%	11.7%	7.8%	7.9%
Adjusted EBITDA (non-GAAP)(1)(2)	$53,845	$60,178	$105,014	$108,331
Adjusted EBITDA margin (non-GAAP)(3)(4)	26.4%	20.2%	23.6%	19.4%
 ____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continued to sell Isoprene Rubber to Daelim under an IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.9 million and $7.2 million for the three and six months ended June 30, 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
(4)For the three and six months ended June 30, 2020, Adjusted EBITDA margin excluding the IRSA would be 25.6% and 22.8%, respectively.
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Revenue for the Polymer segment was $203.9 million for the three months ended June 30, 2020 compared to $297.9 million for the three months ended June 30, 2019. The decrease was driven by the divestiture of our Cariflex business in March 2020, lower average sales prices resulting from lower raw material costs, partially offset by higher sales volumes in our Performance Products product line.

Polymer Segment Volume % Change	Three Months Ended June 30, 2020
Performance Products	6.7%
Specialty Polymers	(14.7)%
Isoprene Rubber	—%
Subtotal	2.5%
Cariflex	(100.0)%
Total	(5.9)%
Sales volumes of 75.5 kilotons for the three months ended June 30, 2020 declined 5.9% compared to the three months ended June 30, 2019, largely due to the aforementioned divestiture of our Cariflex business. Performance Products sales volumes increased 6.7% due to stronger paving and roofing demand with improved weather conditions and stronger sales of

SIS into adhesives. Specialty Polymers sales volumes decreased 14.7% primarily from lower purchases by a significant lubricant additives customer and weaker market fundamentals, including COVID-19, which negatively impacted sales into consumer durables and oilfield applications, primarily in North America, and global automotive applications. These declines were partially offset by sales into medical and other compound applications. The IRSA provided $8.7 million of sales revenue for the three months ended June 30, 2020. The negative effect from changes in currency exchange rates between the periods was $3.3 million.
Cost of goods sold was $146.0 million for the three months ended June 30, 2020 compared to $219.0 million for the three months ended June 30, 2019, a decrease of $73.0 million or 33.3%. The decrease in cost of goods sold reflects the divestiture of our Cariflex business, lower raw material costs, lower fixed costs partially due to timing, and the cost of consumed raw materials, which has higher average costs on a first-in, first-out (“FIFO”) measurement basis of accounting. These impacts are partially offset by higher sales volumes, excluding Cariflex. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $4.1 million.
For the three months ended June 30, 2020, the Polymer segment operating income was $16.8 million compared to $35.0 million for the three months ended June 30, 2019, a decrease of $18.2 million or 52.1%. This decrease is largely attributable to the divestiture of our Cariflex business.
For the three months ended June 30, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $53.8 million compared to $60.2 million for the three months ended June 30, 2019. The decline in Adjusted EBITDA was largely due to the divestiture of our Cariflex business. However, on a comparative basis, excluding the operating results of our Cariflex business, Adjusted EBITDA (non-GAAP) would have been approximately $8.0 million higher. The higher comparative Adjusted EBITDA (non-GAAP) is driven by the factors described above. The positive effect from changes in currency exchange rates between the periods was $1.3 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Revenue for the Polymer segment was $444.2 million for the six months ended June 30, 2020 compared to $558.9 million for the six months ended June 30, 2019. The decrease was due to lower sales volumes driven by the divestiture of our Cariflex business in March 2020 and lower average sales prices resulting from lower raw material costs across all product lines.

Polymer Segment Volume % Change	Six Months Ended June 30, 2020
Performance Products	(0.6)%
Specialty Polymers	(6.5)%
Isoprene Rubber	—%
Subtotal	(0.4)%
Cariflex	(60.1)%
Total	(5.0)%
Sales volumes of 146.3 kilotons for the six months ended June 30, 2020 decreased 5.0% compared to the six months ended June 30, 2019. The 0.6% decline in Performance Products sales volumes was driven by higher relative pre-buy activity during the six months ended June 30, 2019, partially offset by stronger sales of SIS into adhesives applications. Specialty Products sales volumes decreased 6.5% primarily from lower purchases by a significant lubricant additives customer and the impacts of market fundamentals, including COVID-19, which negatively impacted sales into consumer durables and oilfield applications, primarily in North America, and global automotive applications. These declines were partially offset by sales into medical and other compound applications. With the completion of the Cariflex sale, the IRSA provided $15.6 million of sales revenue for the six months ended June 30, 2020. The negative impact from changes in currency exchange rates between the periods was $7.5 million.
Cost of goods sold was $317.7 million for the six months ended June 30, 2020 compared to $426.2 million for the six months ended June 30, 2019, a decrease of $108.5 million or 25.5%. The decrease in cost of goods sold reflects the divestiture of our Cariflex business, lower raw material costs, lower fixed costs partially due to timing, and the cost of consumed raw materials, which has higher average costs on a FIFO measurement basis of accounting. The positive effect from changes in currency exchange rates between the periods was $6.2 million.
For the six months ended June 30, 2020, the Polymer segment operating income was $34.7 million compared to $44.2 million for the six months ended June 30, 2019, an decrease of $9.5 million or 21.6%. This decrease is largely attributable to lower raw material costs on a FIFO basis, partially offset by decreases in sales volumes.
For the six months ended June 30, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $105.0 million compared to $108.3 million for the six months ended June 30, 2019. The 3.1% decrease in Adjusted EBITDA is attributed to the divestiture of our Cariflex business in March 2020 and the factors described above. The positive effect from changes in currency exchange rates between the periods was $7.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Adhesives	$60,993	$68,818	$125,888	$134,394
Performance Chemicals	84,848	115,646	195,590	232,399
Tires	5,986	12,955	17,238	25,982
Chemical Segment Revenue	$151,827	$197,419	$338,716	$392,775

Operating income	$(3,931)	$21,189	$6,385	$47,074
Operating income margin	(2.6)%	10.7%	1.9%	12.0%
Adjusted EBITDA (non-GAAP)(1)	$15,691	$41,882	$42,401	$83,161
Adjusted EBITDA margin (non-GAAP)(2)(3)	10.3%	21.2%	12.5%	21.2%
 ____________________________________________________
(1)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(2)Defined as Adjusted EBITDA as a percentage of revenue.
(3)For the six months ended June 30, 2019, Adjusted EBITDA margin adjusted for lost revenues from Hurricane Michael would be 20.7%.
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Revenue for the Chemical segment was $151.8 million for the three months ended June 30, 2020 compared to $197.4 million for the three months ended June 30, 2019. The decrease in revenue was attributable to lower average sales prices in terpene refinery upgrades and rosin esters driven by a decrease in gum turpentine price and excess hydrocarbon supply compared to 2019 levels, combined with lower sales volumes in TOFA refined products and TOR upgrade products as a result of COVID-19, primarily in North America.

Chemical Segment Volume % Change	Three Months Ended June 30, 2020
Adhesives	(7.9)%
Performance chemical	(18.9)%
Tires(1)	(39.5)%
Total	(16.1)%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 87.1 kilotons for the three months ended June 30, 2020, a decrease of 16.7 kilotons or 16.1%, due to market fundamentals, including the decline in oilfield demand, and the impacts of COVID-19, primarily in North America, largely within applications such as tires, automotive, and road markings, and timing of purchases by significant customers. The negative effect from changes in currency exchange rates between the periods was $1.4 million.
Cost of goods sold was $116.6 million for the three months ended June 30, 2020 compared to $147.1 million for the three months ended June 30, 2019, a decrease of $30.5 million or 20.7%. The decrease was largely driven by lower sales volumes and to a lesser extent the decline in average raw material costs and reductions in fixed costs, primarily due to timing. The positive impact from changes in currency exchange rates between the periods was $1.4 million.
For the three months ended June 30, 2020, the Chemical segment operating loss was $3.9 million compared to an income of $21.2 million for the three months ended June 30, 2019, a decrease of $25.1 million or 118.6%, due to the factors described above.
For the three months ended June 30, 2020, the Chemical segment generated $15.7 million of Adjusted EBITDA (non-GAAP) compared to $41.9 million for the three months ended June 30, 2019. The decrease in Adjusted EBITDA was primarily driven by lower sales volumes and sales prices as a result of market fundamentals and the impacts from COVID-19, primarily in North America, as described in the factors above and Recent Developments and Certain Known Trends section. The positive effect from changes in currency exchange rates between the periods was $0.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Revenue for the Chemical segment was $338.7 million for the six months ended June 30, 2020 compared to $392.8 million for the six months ended June 30, 2019. The decrease in Chemical segment revenue was primarily attributable to lower average sales prices in terpene refinery upgrades and rosin esters driven by weakness in gum rosin pricing, decrease in gum turpentine price and excess hydrocarbon supply, combined with lower sales volumes in TOFA refined products and TOR upgrade products as a result of COVID-19, primarily in North America.

Chemical Segment Volume % Change	Six Months Ended June 30, 2020
Adhesives	(2.1)%
Performance chemical	(5.5)%
Tires(1)	(18.3)%
Total	(4.9)%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 197.3 kilotons for the six months ended June 30, 2020, a decrease of 10.2 kilotons or 4.9%, due to market fundamentals, including the decline in oilfield demand, and the impacts of COVID-19, primarily in North America, largely within applications such as tires, automotive, and road markings, impacting our TOFA and derivatives and tall oil rosin derivatives, and lower opportunistic raw material sales in Performance Chemicals. The negative effect from changes in currency exchange rates between the periods was $4.2 million.
Cost of goods sold was $253.0 million for the six months ended June 30, 2020 compared to $289.3 million for the six months ended June 30, 2019, a decrease of $36.3 million or 12.5%. The decrease was driven by lower sales volumes, a decline in average raw material costs and energy costs, and reductions in fixed costs, partially due to timing. The positive impact from changes in currency exchange rates between the periods was $4.2 million.
For the six months ended June 30, 2020, the Chemical segment operating income was $6.4 million compared to $47.1 million for the six months ended June 30, 2019, a decrease of $40.7 million, or 86.4%, due to the factors described above.
For the six months ended June 30, 2020, the Chemical segment generated $42.4 million of Adjusted EBITDA (non-GAAP) compared to $83.2 million for the six months ended June 30, 2019. The 49.0% decrease in Adjusted EBITDA was primarily driven by lower sales volumes and sales prices as a result of market fundamentals and the impacts from COVID-19, primarily in North America as described in the factors above and Recent Developments and Certain Known Trends section. The positive effect from changes in currency exchange rates between the periods was $0.4 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
EBITDA(2)(4)	$44,386	$87,795	$265,488	$154,524
Adjusted EBITDA(1)(3)(4)	$69,536	$102,060	$147,415	$191,492
Adjusted Diluted Earnings (Loss) Per Share(1)(4)	$0.30	$1.58	$0.57	$2.46
____________________________________________________
(1)The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs. ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period. We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the GAAP carrying value creates the spread between GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted EBITDA and Adjusted Diluted Earnings (Loss) Per Share under both our GAAP convention and ECRC.
(2)On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation, and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, loss on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:
•EBITDA does not reflect the significant interest expense on our debt;
•EBITDA does not reflect the significant depreciation and amortization expense associated with our long-lived assets;
•EBITDA included herein should not be used for purposes of assessing compliance or non-compliance with financial covenants under our debt agreements. The calculation of EBITDA in the debt agreements includes adjustments, such as extraordinary, non-recurring or one-time charges, proforma cost savings, certain non-cash items, turnaround costs, and other items included in the definition of EBITDA in the debt agreements; and
•other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
(3)Adjusted EBITDA is EBITDA net of the impact of the spread between the FIFO basis of accounting and ECRC and net of the impact of items we do not consider indicative of our ongoing operating performance. We explain how each adjustment is derived and why we believe it is helpful and appropriate in the reconciliation below. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. As an analytical tool, Adjusted EBITDA is subject to the limitations applicable to EBITDA described above, as well as the following limitations:
•due to volatility in raw material prices, Adjusted EBITDA may, and often does, vary substantially from EBITDA, net income, and other performance measures, including net income calculated in accordance with GAAP; and
•Adjusted EBITDA may, and often will, vary significantly from EBITDA calculations under the terms of our debt agreements and should not be used for assessing compliance or non-compliance with financial covenants under our debt agreements.
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share is $7.5 million and $18.6 million, which was recognized as a gain on insurance proceeds in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019, respectively, associated with Hurricane Michael. Also included are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. The IRSA sales include amortization of non-cash deferred income of $3.9 million and $7.2 million for the three and six months ended June 30, 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
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
We compensate for the above limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings (Loss) Per Share only as supplemental measures. See our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

We reconcile consolidated net income (loss) and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(7,968)			$41,208
Net income attributable to noncontrolling interest			887			2,190
Consolidated net income (loss)			(7,081)			43,398
Add (deduct):
Income tax (benefit) expense			6,659			(6,846)
Interest expense, net			13,466			19,339
Earnings of unconsolidated joint venture			(128)			(140)
Loss on extinguishment of debt			141			—
Other (income) expense			(251)			417
Disposition and exit of business activities			25			—
Operating income	$16,762	$(3,931)	12,831	$34,979	$21,189	56,168
Add (deduct):
Depreciation and amortization	12,948	18,394	31,342	14,343	17,561	31,904
Disposition and exit of business activities	(25)	—	(25)	—	—	—
Other income (expense)	(16)	267	251	(618)	201	(417)
Loss on extinguishment of debt	(141)	—	(141)	—	—	—
Earnings of unconsolidated joint venture	128	—	128	140	—	140
EBITDA (a)	29,656	14,730	44,386	48,844	38,951	87,795
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	1,551	468	2,019	2,395	166	2,561
Disposition and exit of business activities	25	—	25	—	—	—
Loss on extinguishment of debt	141	—	141	—	—	—
Hurricane related costs (c)	—	—	—	—	6,944	6,944
Hurricane reimbursements (d)	—	—	—	—	(7,500)	(7,500)
Non-cash compensation expense	1,897	—	1,897	2,190	—	2,190
Spread between FIFO and ECRC	20,575	493	21,068	6,749	3,321	10,070
Adjusted EBITDA	$53,845	$15,691	$69,536	$60,178	$41,882	$102,060
_____________________________________________________
(a)Included in EBITDA is a $7.5 million gain on insurance for the three months ended June 30, 2019, a reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.
Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $3.9 million for the three months ended June 30, 2020, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(c)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.
(d)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$200,118			$53,876
Net income attributable to noncontrolling interest			1,821			3,134
Consolidated net income			201,939			57,010
Add (deduct):
Income tax benefit			(29,893)			(4,192)
Interest expense, net			30,927			38,280
Earnings of unconsolidated joint venture			(229)			(261)
(Gain) loss on extinguishment of debt			14,095			(210)
Other (income) expense			(578)			676
Disposition and exit of business activities			(175,189)			—
Operating income	$34,687	$6,385	41,072	$44,229	$47,074	91,303
Add (deduct):
Depreciation and amortization	26,295	36,220	62,515	28,314	35,112	63,426
Disposition and exit of business activities	175,189	—	175,189	—	—	—
Other income (expense)	39	539	578	(1,045)	369	(676)
Gain (loss) on extinguishment of debt	(14,095)	—	(14,095)	210	—	210
Earnings of unconsolidated joint venture	229	—	229	261	—	261
EBITDA (a)	222,344	43,144	265,488	71,969	82,555	154,524
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	11,699	1,230	12,929	3,109	564	3,673
Disposition and exit of business activities	(175,189)	—	(175,189)	—	—	—
(Gain) loss on extinguishment of debt	14,095	—	14,095	(210)	—	(210)
Hurricane related costs (c)	—	—	—	—	12,805	12,805
Hurricane reimbursements (d)	—	—	—	—	(12,720)	(12,720)
Non-cash compensation expense	4,745	—	4,745	5,499	—	5,499
Spread between FIFO and ECRC	27,320	(1,973)	25,347	27,964	(43)	27,921
Adjusted EBITDA	$105,014	$42,401	$147,415	$108,331	$83,161	$191,492
_____________________________________________________
(a)Included in EBITDA is an $18.6 million gain on insurance for the six months ended June 30, 2019, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.
Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $7.2 million for the six months ended June 30, 2020, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(c)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.
(d)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

We reconcile GAAP Diluted Earnings (Loss) Per Share to Adjusted Diluted Earnings (Loss) Per Share (non-GAAP) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted Earnings (Loss) Per Share	$(0.25)	$1.28	$6.20	$1.67
Transaction, acquisition related costs, restructuring, and other costs (a)	0.05	0.06	0.31	0.09
Disposition and exit of business activities	0.02	—	(4.94)	—
(Gain) loss on extinguishment of debt	—	—	0.34	(0.01)
Tax restructuring	(0.09)	—	(2.03)	—
Hurricane related costs (b)	—	0.22	—	0.40
Hurricane reimbursements (c)	—	(0.23)	—	(0.39)
Spread between FIFO and ECRC	0.57	0.25	0.69	0.70
Adjusted Diluted Earnings (Loss) Per Share (non-GAAP)	$0.30	$1.58	$0.57	$2.46
_____________________________________________________
(a)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(b)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.
(c)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.

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
We also continue to monitor government economic stabilization efforts in response to the COVID-19 pandemic and are participating, and may in the future participate, in certain legislative provisions to enhance our liquidity, including certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and similar federal or foreign governmental programs. For example, we are evaluating certain cash deferral options under the CARES Act and similar federal or foreign governmental programs.
We do not expect any elections made under the CARES Act and similar federal or foreign governmental programs to have a material impact on our cash flows and results of operations. We will continue to evaluate our options under the CARES Act and similar federal or foreign programs as legislative provisions occur.
We reduced our consolidated debt by $369.7 million and our consolidated net debt by $474.1 million, excluding the effect of foreign currency, by the end of the second quarter of 2020. Further, we had approximately $346.0 million of available liquidity, comprised of $137.4 million of cash on hand and a borrowing base of $208.4 million largely undrawn on our ABL facility as of June 30, 2020. As of the date of this filing, our available borrowing capacity under the ABL Facility was $188.0 million, with $15.0 million of outstanding borrowings under the facility.
Summary of principal amounts for indebtedness and a reconciliation of Kraton debt to Consolidated net debt (non-GAAP):

	June 30, 2020	December 31, 2019
	(In thousands)
Kraton debt	$926,679	$1,288,277
KFPC(1)(2) loans	94,273	102,385
Consolidated debt	1,020,952	1,390,662

Kraton cash	132,935	24,631
KFPC(1) cash	4,430	10,402
Consolidated cash	137,365	35,033

Consolidated net debt	$883,587	$1,355,629

Effect of foreign currency on consolidated net debt	(2,071)
Consolidated net debt excluding effect of foreign currency	$881,516
__________________________________________________
(1)KFPC joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.
(2)KFPC executed the KFPC Revolving Facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the 5.5 billion NTD KFPC Loan Agreement.
As of June 30, 2020, our outstanding borrowings included (i) €170.0 million (or approximately $190.7 million) under the Euro Tranche of the Term Loan Facility, (ii) $394.8 million and €290.0 million (or approximately $325.3 million as of June 30, 2020) under the 7.0% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $15.0 million under our ABL Facility.
In addition, as of June 30, 2020, KFPC had NTD 2.0 billion (or approximately $67.1 million) and NTD 800.0 million (or approximately $27.2 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement matures on January 17, 2022.
See Note 8 Long-Term Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
We made contributions of $5.3 million and $7.5 million to our pension and other post-retirement plans during the six months ended June 30, 2020 and 2019, respectively. We expect our total pension and other post-retirement plans contributions for the year ended December 31, 2020 to be approximately $7.0 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2020, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2021 and beyond.
As of June 30, 2020, we had $57.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of June 30, 2020, the remaining long-term tax payable related to the Tax Act of $10.7 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash provided by operating activities totaled $19.0 million during the six months ended June 30, 2020 compared to $36.0 million during the six months ended June 30, 2019. This represents a net decrease in operating cash flows of $17.0 million, which was primarily driven by a decrease in operating income, partially offset by a decrease in working capital. The period-over-period changes in working capital are as follows:
•$66.5 million increase in cash flows associated with lower accounts receivables largely due to lower sales volumes, partially as a result of the divestiture of our Cariflex business and lower selling prices; and
•$44.2 million increase in other payable and accruals due to timing of income tax, and lower interest and employee related accruals; partially offset by
•$28.3 million decrease in cash flows associated with lower accounts payable due to lower raw material costs and timing of payments; and
•$14.0 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher volumes of finished goods and raw materials, partially offset by lower raw material costs; and
•$1.2 million decrease in cash flows associated with other items, including due to related parties, other assets and liabilities, primarily due to timing of transactions and payments.
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
Net cash provided by investing activities totaled $464.7 million for the six months ended June 30, 2020 and net cash used in investing activities of $55.2 million for the six months ended June 30, 2019.
Expected Capital Expenditures
We currently expect 2020 capital expenditures, excluding expenditures by the KFPC joint venture, will be less than $90.0 million, which includes approximately $4.0 million of capitalized interest. Included in projected capital expenditures is approximately $60.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2020 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.

Financing Cash Flows
Our consolidated capital structure as of June 30, 2020 was approximately 49.1% equity, 49.0% debt and 1.9% noncontrolling interest compared to approximately 34.5% equity, 63.8% debt and 1.7% noncontrolling interest as of December 31, 2019.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. We repurchased $5.3 million of our 7.0% Senior Notes from inception of the plan, which ended on March 4, 2019.
During the six months ended June 30, 2020, we decreased indebtedness by $369.7 million (or $371.8 million excluding impacts on foreign currency), while increasing cash on hand by approximately $102.3 million.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the six months ended June 30, 2020, we did not repurchase any shares of our common stock. We are not obligated to acquire any specific number of shares of our common stock.
Contractual Obligations
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Note 8 Long-Term Debt for changes to our debt maturity schedule. There have been no other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2020.

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
Item 4.  Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended June 30, 2020, we did not repurchase any shares of our common stock under this program. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
April 1, 2020 through April 30, 2020	1,016	8.13	—	$40,000,036
May 1, 2020 through May 31, 2020	133	13.63	—	40,000,036
June 1, 2020 through June 30, 2020	—	—	—	40,000,036
Total	1,149	$8.76	—	$40,000,036
_____________________________________________________
(1)The total number of shares disclosed in this column includes 1,149 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.
(2)This column contains repurchases under the Share Repurchase Program.

Item 3.  Default Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
None.

Item 6.  Exhibits.

Exhibit Number
10.1
Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of April 15, 2020, among Kraton Polymers U. S. LLC and Kraton Chemical, LLC, as U.S. Borrowers and Guarantors, Kraton Polymers Nederland B.V., as Initial Dutch Kraton Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the financial institutions from time to time party there to, as Lenders, and Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.2+	Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 26, 2020)
10.3+*	Form of Indemnification Agreement
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Kraton Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)
104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	July 30, 2020	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 30, 2020	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President, Chief Financial Officer, and Treasurer