Form 10-Q
period 2020-09-30
Kraton Corp
filed 2020-10-29
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 26, 2020: 31,871,895.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, including, but not limited to, statements regarding our expectations as to the continued impact of the coronavirus (“COVID-19”) pandemic (including governmental and regulatory actions relating thereto) on demand for our products, on the national and global economy and on our customers, suppliers, employees, business and results of operations; the potential impact of actions by our competitors in response to the COVID-19 pandemic on the price and demand for our products; expectations regarding the possibility for future impairment of goodwill or other assets, including as a result of the impact of the COVID-19 pandemic; the anticipated benefits or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; our ability to obtain necessary regulatory approvals for BIAXAM on our anticipated timeline, or at all, and whether the expected benefits of the product will be realized; our expectations with respect to debt reduction; our expected use of remaining proceeds from the Cariflex transaction; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”) and our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; expected benefits from our acquisitions, business dispositions, or other business combinations and expectations regarding our ability to timely execute and close such transactions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform their obligations, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate and estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of other extraordinary events such as natural disasters, other weather events, or terrorist attacks; estimated impacts of changing tariff rates; the estimates and matters described in our latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and projections regarding environmental costs and capital expenditures and related operational savings, are forward-looking statements.
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
This Quarterly Report on Form 10-Q includes financial statements and related notes that present the condensed consolidated financial position, results of operations, comprehensive income (loss), changes in equity, and cash flows of

Kraton. Kraton Corporation is a holding company whose only material asset is its investment in its wholly owned subsidiary, Kraton Polymers LLC. Kraton Polymers LLC and its subsidiaries own all of our consolidated operating assets.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Kraton Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of September 30, 2020, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, the related condensed consolidated statements of changes in equity for the three-month periods ended September 30, June 30, and March 31, 2020 and 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 29, 2020

PART I. FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,821	$35,033
Receivables, net of allowances of $636 and $434	169,519	169,603
Inventories of products, net	322,292	332,457
Inventories of materials and supplies, net	33,143	32,211
Prepaid expenses	13,961	6,991
Other current assets	16,054	22,385
Current assets held for sale	—	51,356
Total current assets	617,790	650,036
Property, plant, and equipment, less accumulated depreciation of $705,084 and $639,197	921,528	925,940
Goodwill	373,845	772,418
Intangible assets, less accumulated amortization of $319,076 and $285,819	301,541	325,877
Investment in unconsolidated joint venture	12,160	11,971
Deferred income taxes	75,799	8,863
Long-term operating lease assets, net	86,839	85,003
Other long-term assets	20,535	25,219
Long-term assets held for sale	—	27,058
Total assets	$2,410,037	$2,832,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$75,717	$53,139
Accounts payable-trade	131,747	168,541
Other payables and accruals	153,534	112,645
Due to related party	16,805	17,470
Current liabilities held for sale	—	14,849
Total current liabilities	377,803	366,644
Long-term debt, net of current portion	859,030	1,311,486
Deferred income taxes	120,797	125,240
Long-term operating lease liabilities	70,786	66,624
Deferred income	161,351	11,049
Other long-term liabilities	157,480	161,911
Long-term liabilities held for sale	—	3
Total liabilities	1,747,247	2,042,957
Commitments and contingencies (note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,863 shares issued and outstanding at September 30, 2020; 31,751 shares issued and outstanding at December 31, 2019	319	318
Additional paid in capital	397,121	392,208
Retained earnings	262,385	464,712
Accumulated other comprehensive loss	(39,439)	(105,795)
Total Kraton stockholders' equity	620,386	751,443
Noncontrolling interest	42,404	37,985
Total equity	662,790	789,428
Total liabilities and equity	$2,410,037	$2,832,385
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$373,438	$444,221	$1,156,386	$1,395,912
Cost of goods sold	304,684	342,942	875,388	1,058,429
Gross profit	68,754	101,279	280,998	337,483
Operating expenses:
Research and development	9,454	10,367	30,158	31,091
Selling, general, and administrative	35,285	32,272	122,745	111,623
Depreciation and amortization	31,313	34,804	93,828	98,230
Gain on insurance proceeds	—	(14,250)	—	(32,850)
Gain on disposal of fixed assets	(527)	(17)	(34)	(17)
Impairment of goodwill	400,000	—	400,000	—
Operating income (loss)	(406,771)	38,103	(365,699)	129,406
Other income	259	4,235	837	3,559
Disposition and exit of business activities	—	—	175,189	—
Gain (loss) on extinguishment of debt	(848)	—	(14,943)	210
Earnings of unconsolidated joint venture	81	102	310	363
Interest expense, net	(13,527)	(19,214)	(44,454)	(57,494)
Income (loss) before income taxes	(420,806)	23,226	(248,760)	76,044
Income tax benefit (expense)	18,189	(2,311)	48,082	1,881
Consolidated net income (loss)	(402,617)	20,915	(200,678)	77,925
Net income attributable to noncontrolling interest	(1,177)	(2,222)	(2,998)	(5,356)
Net income (loss) attributable to Kraton	$(403,794)	$18,693	$(203,676)	$72,569
Earnings (loss) per common share:
Basic	$(12.67)	$0.59	$(6.40)	$2.28
Diluted	$(12.67)	$0.58	$(6.40)	$2.26
Weighted average common shares outstanding:
Basic	31,787	31,486	31,728	31,603
Diluted	31,787	31,823	31,728	31,914
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Kraton	$(403,794)	$18,693	$(203,676)	$72,569
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	11,656	(8,746)	14,136	(10,645)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	—	66,533	—
Unrealized gain (loss) on cash flow hedges, net of tax benefit of $151, expense of $458, and benefit of $1,135, respectively	—	(511)	1,387	(3,858)
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	—	1,002	—
Unrealized gain (loss) on net investment hedge, net of tax benefit of $3,334, expense of $3,192, benefit of $3,315, and expense of $3,482, respectively	(11,434)	10,844	(14,089)	11,830
Reclassification of gain on net investment hedge, net of tax expense of $0	—	—	(899)	—
(Increase) decrease in benefit plans liability, net of tax benefit of $571, $0, $571, and $0, respectively	(1,714)	163	(1,714)	163
Other comprehensive income (loss), net of tax	(1,492)	1,750	66,356	(2,510)
Comprehensive income (loss) attributable to Kraton	(405,286)	20,443	(137,320)	70,059
Comprehensive income attributable to noncontrolling interest	1,856	2,233	4,419	5,035
Consolidated comprehensive income (loss)	$(403,430)	$22,676	$(132,901)	$75,094
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Consolidated net income	—	—	12,668	—	12,668	944	13,612
Other comprehensive loss	—	—	—	(1,218)	(1,218)	(109)	(1,327)
Retired treasury stock from employee tax withholdings	—	(1,274)	(1,410)	—	(2,684)	—	(2,684)
Exercise of stock options	1	1,544	—	—	1,545	—	1,545
Non-cash compensation related to equity awards	—	3,309	—	—	3,309	—	3,309
Balance at March 31, 2019	$320	$389,500	$431,855	$(92,917)	$728,758	$33,296	$762,054
Consolidated net income	$—	$—	$41,208	$—	$41,208	$2,190	$43,398
Other comprehensive loss	—	—	—	(3,042)	(3,042)	(223)	(3,265)
Retired treasury stock from employee tax withholdings	—	(40)	(1)	—	(41)	—	(41)
Cancelled stock from share repurchases	(1)	(2,064)	(2,935)	—	(5,000)	—	(5,000)
Exercise of stock options	—	94	—	—	94	—	94
Non-cash compensation related to equity awards	—	2,190	—	—	2,190	—	2,190
Balance at June 30, 2019	$319	$389,680	$470,127	$(95,959)	$764,167	$35,263	$799,430
Consolidated net income	—	—	18,693	—	18,693	2,222	20,915
Other comprehensive income	—	—	—	1,750	1,750	11	1,761
Retired treasury stock from employee tax withholdings	—	(2)	—	—	(2)	—	(2)
Cancelled stock from share repurchases	(2)	(2,133)	(2,865)	—	(5,000)	—	(5,000)
Exercise of stock options	—	3	—	—	3	—	3
Non-cash compensation related to equity awards	—	2,659	—	—	2,659	—	2,659
Balance at September 30, 2019	$317	$390,207	$485,955	$(94,209)	$782,270	$37,496	$819,766
See Notes to Condensed Consolidated Financial Statements

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income (loss)	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999
Consolidated net income (loss)	$—	$—	$(7,968)	$—	$(7,968)	$887	$(7,081)
Other comprehensive income	—	—	—	3,060	3,060	1,149	4,209
Retired treasury stock from employee tax withholdings	—	(160)	94	—	(66)	—	(66)
Non-cash compensation related to equity awards	—	1,897	—	—	1,897	—	1,897
Balance at June 30, 2020	$319	$394,865	$666,173	$(37,947)	$1,023,410	$40,548	$1,063,958
Consolidated net income (loss)	—	—	(403,794)	—	(403,794)	1,177	(402,617)
Other comprehensive income (loss)	—	—	—	(1,492)	(1,492)	679	(813)
Retired treasury stock from employee tax withholdings	—	(10)	6	—	(4)	—	(4)
Non-cash compensation related to equity awards	—	2,266	—	—	2,266	—	2,266
Balance at September 30, 2020	$319	$397,121	$262,385	$(39,439)	$620,386	$42,404	$662,790

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(200,678)	$77,925
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	93,828	98,230
Lease amortization	18,463	17,164
Amortization of debt original issue discount	148	808
Amortization of debt issuance costs	2,426	3,501
Amortization of deferred income	(8,460)	—
Gain on disposal of property, plant, and equipment	(34)	(17)
(Gain) loss on extinguishment of debt	14,943	(210)
Impairment of goodwill	400,000	—
Earnings from unconsolidated joint venture, net of dividends received	197	80
Deferred income tax (benefit) provision	(64,576)	8,604
Release of uncertain tax positions	(3,316)	(17,739)
Gain on disposition and exit of business activities	(175,189)	—
Gain on insurance proceeds for capital expenditures	—	(3,948)
Share-based compensation	7,011	8,158
Decrease (increase) in:
Accounts receivable	5,033	(19,682)
Inventories of products, materials, and supplies	10,083	(5,550)
Other assets	769	4,295
Increase (decrease) in:
Accounts payable-trade	(37,073)	(16,187)
Other payables and accruals	3,377	(20,715)
Other long-term liabilities	(3,567)	(12,317)
Due to related party	(1,032)	(3,634)
Net cash provided by operating activities	62,353	118,766
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(54,138)	(76,298)
KFPC purchase of property, plant, and equipment	(3,727)	(319)
Purchase of software and other intangibles	(6,118)	(7,274)
Insurance proceeds for capital expenditures	—	3,948
Cash proceeds from disposition and exit of business activities	510,500	—
Net cash provided by (used in) investing activities	446,517	(79,943)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	77,000	57,941
Repayments of debt	(534,733)	(67,251)
KFPC proceeds from debt	63,559	33,262
KFPC repayments of debt	(76,555)	(53,147)
Capital lease payments	(134)	(126)
Purchase of treasury stock	(748)	(12,727)
Proceeds from the exercise of stock options	—	1,642
Settlement of interest rate swap	(1,295)	—
Debt issuance costs	(1,575)	—
Net cash used in financing activities	(474,481)	(40,406)
Effect of exchange rate differences on cash	(6,601)	(1,048)
Net increase (decrease) in cash and cash equivalents	27,788	(2,631)
Cash and cash equivalents, beginning of period	35,033	85,891
Cash and cash equivalents, end of period	$62,821	$83,260
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$6,649	$9,351
Cash paid for interest, net of capitalized interest	$43,966	$41,689
Capitalized interest	$2,226	$3,112
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(13,054)	$(1,564)
Operating leases	$18,012	$89,397
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
•valuation of goodwill;
•the valuation of derivatives, deferred taxes, property, plant and equipment, inventory, share-based compensation, and deferred income; and
•liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties, and other contingencies.

Income Tax in Interim Periods. We conduct operations in separate legal entities in different jurisdictions. As a result, income tax amounts are reflected in these condensed consolidated financial statements for each of those jurisdictions. Tax laws and tax rates vary substantially in these jurisdictions and are subject to change based on the political and economic climate in those countries. We file our tax returns in accordance with our interpretations of each jurisdiction’s tax laws. Overall effective tax rate may therefore vary considerably from quarter to quarter and from year to year based on the actual or projected location of operations, levels of income, intercompany gains or losses, and other factors.
In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the quarter ended September 30, 2020. Therefore, a discrete year-to-date method of reporting was used for the quarter ended September 30, 2020. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
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
We have deferred revenue of $185.2 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which ranges from one to ten years. During the nine months ended September 30, 2020, we added $180.6 million related to the IRSA with Daelim associated with the sale of our Cariflex business. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended September 30, 2020 and 2019, we did not recognize any revenue related to these bill-and-hold arrangements. During the nine months ended September 30, 2020 and 2019, we recognized $4.2 million and $5.6 million of revenue related to these bill-and-hold arrangements, respectively.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Polymer Segment	(In thousands)
Performance Products	$117,353	$141,267	$354,452	$422,539
Specialty Polymers	78,629	70,986	232,851	256,483
Cariflex(1)	—	49,241	36,930	141,117
Isoprene Rubber	1,833	—	17,436	—
Other	725	99	1,103	370
Polymer Product Line Revenue	$198,540	$261,593	$642,772	$820,509
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Chemical Segment	(In thousands)
Adhesives	$63,901	$64,391	$189,789	$198,785
Performance Chemicals	99,919	105,367	295,509	337,766
Tires	11,078	12,870	28,316	38,852
Chemical Product Line Revenue	$174,898	$182,628	$513,614	$575,403

	September 30, 2020	December 31, 2019
	(In thousands)
Contract receivables(1)	$169,720	$190,093
Contract liabilities(2)	$185,227	$12,456
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets. This includes $20.4 million of contract receivables related to the Cariflex business recorded as current assets held for sale for the year ended December 31, 2019.
(2)    Our contract liability consists of $173.1 million of non-cash deferred income related to the IRSA and $11.4 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $0.8 million.
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
The IRSA provided $1.8 million and $17.4 million of Isoprene Rubber sales revenue for the three and nine months ended September 30, 2020, respectively. Included within Isoprene Rubber sales revenue is $0.3 million and $7.5 million of amortization of deferred income, which represents non-cash revenue realized as the products are sold under the IRSA for the three and nine months ended September 30, 2020, respectively. See Note 3 Revenue Recognition for further discussion of the impact to the nine months ended September 30, 2020 related to Cariflex and Isoprene Rubber sales.
We used the $510.5 million net proceeds from the sale of our Cariflex business principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company's senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €145.0 million, or approximately $166.8 million, of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We intend to use the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt and/or invest in strategic assets of the Company.
For further discussion on assets held for sale, see Note 4 Assets Held for Sale to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.3 million and $2.7 million for the three months ended September 30, 2020 and 2019, respectively, and $7.0 million and $8.2 million for the nine months ended September 30, 2020 and 2019, respectively.

6. Detail of Certain Balance Sheet Accounts

	September 30, 2020	December 31, 2019
	(In thousands)
Inventories of products:
Finished products	$251,420	$255,406
Work in progress	2,322	4,589
Raw materials	75,423	80,647
Inventories of products, gross	329,165	340,642
Inventory reserves	(6,873)	(8,185)
Total inventories of products, net	$322,292	$332,457
Intangible assets:
Contractual agreements	$263,609	$261,923
Technology	146,322	145,663
Customer relationships	60,453	60,291
Tradenames/trademarks	82,763	80,638
Software	67,470	63,181
Intangible assets	620,617	611,696
Less accumulated amortization:
Contractual agreements	104,590	87,576
Technology	72,948	68,132
Customer relationships	39,827	38,760
Tradenames/trademarks	52,418	48,162
Software	49,293	43,189
Total accumulated amortization	319,076	285,819
Intangible assets, net of accumulated amortization	$301,541	$325,877
Other payables and accruals:
Employee related	$44,339	$27,078
Short-term operating lease liabilities	18,215	20,908
Interest payable	13,448	16,289
Capital project accruals	1,833	13,259
Customer related	9,243	10,329
Short-term deferred income	23,876	1,407
Income tax payable	16,732	3,372
Utilities payable	2,365	2,397
Property and other taxes	2,339	1,548
Other	21,144	16,058
Total other payables and accruals	$153,534	$112,645
Other long-term liabilities:
Pension and other post-retirement benefits	$123,219	$126,386
Long-term tax liability	19,458	21,022
Other	14,803	14,503
Total other long-term liabilities	$157,480	$161,911

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2018	$(24,093)	$3,922	$6,153	$(77,681)	$(91,699)
Other comprehensive income (loss) before reclassifications	(10,645)	(3,858)	11,830	163	(2,510)
Net other comprehensive income (loss) for the year	(10,645)	(3,858)	11,830	163	(2,510)
September 30, 2019	$(34,738)	$64	$17,983	$(77,518)	$(94,209)

December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	14,136	1,387	(14,089)	(1,714)	(280)
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income (loss) for the year	80,669	2,389	(14,988)	(1,714)	66,356
September 30, 2020	$51,280	$—	$(1,364)	$(89,355)	$(39,439)
____________________________________________________
(1)     Amounts reclassified to (income) expense from accumulated other comprehensive income (loss) are related to cumulative foreign currency translation and settlement of a net investment hedge, which are recorded in disposition and exit of business activities in the Condensed Consolidated Statement of Operations. Additionally, the settlement of interest rate swaps are recorded in loss on extinguishment of debt in the Condensed Consolidated Statement of Operations. All these costs are in connection with the divestiture of our Cariflex business and subsequent repayments of debt.

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
The computation of diluted EPS excludes weighted average restricted share units of 493,187 and 454,366 for the three and nine months ended September 30, 2020, respectively, as they are anti-dilutive due to a net loss attributable to Kraton.
The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(403,794)	31,863		$18,693	31,710
Amounts allocated to unvested restricted shares	963	(76)		(132)	(224)
Amounts available to common stockholders	(402,831)	31,787	$(12.67)	18,561	31,486	$0.59
Diluted:
Amounts allocated to unvested restricted shares	(963)	76		132	224
Non participating share units	—	—		—	282
Stock options added under the treasury stock method	—	—		—	55
Amounts reallocated to unvested restricted shares	963	(76)		(131)	(224)
Amounts available to stockholders and assumed conversions	$(402,831)	31,787	$(12.67)	$18,562	31,823	$0.58

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(203,676)	31,836		$72,569	31,861
Amounts allocated to unvested restricted shares	691	(108)		(588)	(258)
Amounts available to common stockholders	(202,985)	31,728	$(6.40)	71,981	31,603	$2.28
Diluted:
Amounts allocated to unvested restricted shares	(691)	108		588	258
Non participating share units	—	—		—	252
Stock options added under the treasury stock method	—	—		—	59
Amounts reallocated to unvested restricted shares	691	(108)		(582)	(258)
Amounts available to stockholders and assumed conversions	$(202,985)	31,728	$(6.40)	$71,987	31,914	$2.26

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under this program. From the inception of the program through September 30, 2020, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2020				December 31, 2019
	Principal	Discount	Debt Issuance Costs	Total	Principal	Discount	Debt Issuance Costs	Total
	(In thousands)
USD Tranche	$—	$—	$—	$—	$290,000	$(5,057)	$(6,985)	$277,958
Euro Tranche	117,250	—	(1,183)	116,067	277,134	—	(3,237)	273,897
7.0% Senior Notes	394,750	—	(5,150)	389,600	394,750	—	(5,846)	388,904
5.25% Senior Notes	340,024	—	(4,386)	335,638	325,378	—	(4,879)	320,499
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	51,159	—	(22)	51,137	82,375	—	(33)	82,342
KFPC Revolving Facilities	41,424	—	—	41,424	20,010	—	—	20,010
Capital lease obligation	881	—	—	881	1,015	—	—	1,015
Total debt	945,488	—	(10,741)	934,747	1,390,662	(5,057)	(20,980)	1,364,625
Less current portion of total debt	75,717	—	—	75,717	53,139	—	—	53,139
Long-term debt	$869,771	$—	$(10,741)	$859,030	$1,337,523	$(5,057)	$(20,980)	$1,311,486
Senior Secured Term Loan Facility. On March 6, 2020, we sold our Cariflex business and the net proceeds from the transaction were used to fully repay $290.0 million of outstanding borrowings under the USD Tranche and repay €75.0 million (or approximately $84.7 million) of outstanding borrowings under the Euro Tranche. During the three months ended September 30, 2020, we repaid an additional €70.0 million (or approximately $82.1 million) of outstanding borrowings under the Euro Tranche. We recorded a $14.9 million loss on extinguishment of debt during the nine months ended September 30, 2020, which includes a write off of $8.7 million related to previously capitalized deferred financing costs, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $340.0 million as of September 30, 2020) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $250.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of September 30, 2020. The ABL Facility originally matured on January 6, 2021. In April 2020, we amended and restated the credit agreement governing the ABL Facility to extend the term through January 6, 2023.
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
KFPC Loan Agreement. As of September 30, 2020, approximately NTD 1.5 billion (or approximately $51.2 million) was outstanding on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the nine months ended September 30, 2020, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 8 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $74.2 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of September 30, 2020, NTD 1.2 billion (or approximately $41.4 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had debt issuance cost of $12.6 million as of September 30, 2020, of which $1.9 million related to the ABL Facility, which is recorded as an asset (of which $0.8 million was included in other current assets) and $10.7 million is recorded as a reduction to long-term debt. We amortized $2.4 million and $3.5 million during the nine months ended September 30, 2020 and 2019, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt as of September 30, 2020, are as follows:

Principal Payments
(In thousands)
October 1, 2020 through September 30, 2021	$75,717
October 1, 2021 through September 30, 2022	17,252
October 1, 2022 through September 30, 2023	211
October 1, 2023 through September 30, 2024	224
October 1, 2024 through September 30, 2025	512,060
Thereafter	340,024
Total debt	$945,488
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
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of September 30, 2020 and December 31, 2019, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,896	$2,896	$—
Derivative liability – current	Other payables and accruals	(904)	—	(904)
Total		$1,992	$2,896	$(904)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$14	$—	$14
Derivative asset – noncurrent	Other long-term assets	32	—	32
Retirement plan asset – noncurrent	Other long-term assets	2,547	2,547	—
Derivative liability – current	Other payables and accruals	(170)	—	(170)
Total		$2,423	$2,547	$(124)

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$—	$—	$290,000	$290,183
Euro Tranche (significant other observable inputs – level 2)	$117,250	$115,125	$277,134	$277,827
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$394,750	$402,811	$394,750	$406,214
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$340,024	$344,509	$325,378	$338,364
ABL Facility	$—	$—	$—	$—
Capital lease obligation	$881	$881	$1,015	$1,015
KFPC Loan Agreement	$51,159	$51,159	$82,375	$82,375
KFPC Revolving Facilities	$41,424	$41,424	$20,010	$20,010
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016, we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017, and maturity dates of December 31, 2020. Based on debt repayments, we have exited all of the interest rate swap agreements originally entered into in 2017. We reclassified out of other comprehensive income (loss) the settlement of our interest rate swaps that amounted to a $1.3 million loss on extinguishment of debt for the nine months ended September 30, 2020. We recorded an unrealized loss of $0.7 million and $5.0 million during the three and nine months ended September 30, 2019, respectively, in other comprehensive income (loss) related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and a gain of $0.5 million and a loss of $3.0 million for the nine months ended September 30, 2020 and 2019, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a loss of $14.8 million and a gain of $14.0 million for the three months ended September 30, 2020 and 2019, respectively, and a loss of $14.6 million and a gain of $15.3 million for the nine months ended September 30, 2020 and 2019, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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

10. Income Taxes
Our income tax provision was a benefit of $18.2 million and an expense of $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and a benefit of $48.1 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the non-deductible goodwill impairment loss and the mix of our pretax income or loss generated in various foreign jurisdictions, offset by the intercompany transfer of certain intellectual property rights to our Dutch subsidiary and the tax impact of the sale of our Cariflex business. During the nine months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S. tax audit.
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Income taxes at the statutory rate	$88,370	$(4,877)	$52,240	$(15,969)
State taxes, net of federal benefit	266	(440)	530	(1,142)
Foreign tax rate differential	(240)	2,590	(7,539)	5,896
Permanent differences	(928)	(3,681)	(4,846)	(4,813)
Cariflex disposition	18,912	—	22,652	—
Dutch transfer of assets	—	—	65,527	—
Tax credits	157	—	800	—
Uncertain tax positions	(209)	3,936	2,698	17,364
Valuation allowance	(139)	162	282	572
Goodwill impairment	(84,000)	—	(84,000)	—
Return to provision adjustments	(4,000)	(1)	(262)	(27)
Income tax benefit (expense)	$18,189	$(2,311)	$48,082	$1,881
As of September 30, 2020, we have recorded a deferred tax asset of $65.5 million related to the intercompany transfers of certain intellectual property rights to our Dutch subsidiary. This transfer was concluded as part of a broader internal restructuring to simplify our organizational structure.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the U.S. on March 27, 2020. The CARES Act among other things, includes provisions relating to modifications of the net interest deduction limitations and revisions to alternative minimum tax credit, (“AMT”), refunds. We have recognized a provisional current tax benefit of $15.0 million related to the modification to the interest deduction limitation. As a result of the CARES Act, we reclassified $1.6 million of expected AMT refunds from long-term to current. We are continuing to analyze the CARES Act, but we do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of September 30, 2020 and December 31, 2019, we recorded a valuation allowance of $38.2 million and $38.4 million, respectively, against our net operating loss carryforwards and other deferred tax assets.
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
As of September 30, 2020 and December 31, 2019, we had total unrecognized tax benefits of $8.8 million and $11.3 million, respectively, if recognized, would impact our effective tax rate. The net decrease was primarily due to the lapse in a statute of limitations for unrecognized tax benefits in the U.S. and China of $3.3 million. During the nine months ended September 30, 2019, we had a decrease of $17.7 million, primarily related to the closing of the U.S. tax audit for the pre-acquisition tax return filing and foreign tax audits. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
11. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases as that term is defined under ASC 842. These leases were discounted using a weighted-average rate of 3.55%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Lease cost	$6,035	$5,849	$18,463	$17,164
Variable lease cost	759	187	813	302
Operating lease expense	$6,794	$6,036	$19,276	$17,466
The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of September 30, 2020 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(in thousands)
Railcars	$2,950	$28,143	34.9%	68	23.9
Buildings	25,853	10,307	40.6%	26	11.3
Equipment	1,298	7,630	10.0%	36	3.7
Land	6,835	42	7.7%	363	28.0
Other	686	5,257	6.7%	23	1.6
Total	$37,622	$51,379			68.5

The following tables show the undiscounted cash flows for the operating lease liabilities.

September 30, 2020
(In thousands)
October 1, 2020 through December 31, 2020	$5,892
2021	19,415
2022	15,676
2023	14,068
2024	10,501
Thereafter	35,376
Total undiscounted operating lease liabilities	100,928

Present value discount	(11,934)
Foreign currency and other	7
Total discounted operating lease liabilities	$89,001

December 31, 2019
(In thousands)
2020	$23,310
2021	17,629
2022	13,087
2023	9,665
2024	6,264
Thereafter	27,860
Total undiscounted operating lease liabilities	97,815

Present value discount	(10,400)
Foreign currency and other	117
Total discounted operating lease liabilities	$87,532
(b) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods that were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$10.2 million, or approximately $1.8 million, including penalties and interest. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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

(c) Asset Retirement Obligations.
The changes in the aggregate carrying amount of our asset retirement obligations are as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Beginning balance	$6,523	$5,703
Additional accruals	119	780
Accretion expense	257	262
Obligations settled	(344)	(206)
Foreign currency translation	246	(233)
Ending balance	$6,801	$6,306
12. Employee Benefits
The components of net periodic benefit cost related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$48	$443	$655	$345	$143	$1,327	$1,965	$1,123
Interest cost	1,665	419	2,041	508	4,965	1,259	5,925	1,557
Expected return on plan assets	(2,303)	(675)	(2,515)	(581)	(6,908)	(2,057)	(7,545)	(1,825)
Amortization of prior service cost	—	4	—	8	—	13	—	25
Amortization of net actuarial loss	408	253	918	100	1,223	758	2,753	310
Curtailment income	—	—	—	(352)	—	—	—	(352)
Settlement cost	—	—	—	24	—	—	—	24
Net periodic benefit (income) cost	$(182)	$444	$1,099	$52	$(577)	$1,300	$3,098	$862
During the fourth quarter of 2019 (the effective date), we amended our Polymer segment U.S. Pension Plan, eliminating future participant benefit accruals after January 31, 2020, which resulted in a pension curtailment and remeasurement as of the effective date.
The components of net periodic benefit cost other than the service cost component are included in other income on our Condensed Consolidated Statements of Operations.
We made contributions of $5.9 million and $9.6 million to our pension plans in the nine months ended September 30, 2020 and 2019, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$38	$255	$218
Interest cost	195	225	585	705
Amortization of prior service cost	(438)	(438)	(1,313)	(1,313)
Amortization of net actuarial loss	213	115	638	465
Net periodic benefit (income) cost	$55	$(60)	$165	$75
The components of net periodic benefit cost other than the service cost component are included in other income on our Condensed Consolidated Statements of Operations.

We made contributions of $1.0 million and $1.1 million to our other post-retirement plans in the nine months ended September 30, 2020 and 2019, respectively.
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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$198,540	$174,898	$373,438	$261,593	$182,628	$444,221
Cost of goods sold	163,544	141,140	304,684	203,115	139,827	342,942
Gross profit	34,996	33,758	68,754	58,478	42,801	101,279
Operating expenses:
Research and development	7,234	2,220	9,454	7,322	3,045	10,367
Selling, general, and administrative	19,112	16,173	35,285	17,922	14,350	32,272
Depreciation and amortization	13,042	18,271	31,313	14,982	19,822	34,804
Gain on insurance proceeds	—	—	—	—	(14,250)	(14,250)
(Gain) loss on disposal of fixed assets	698	(1,225)	(527)	(17)	—	(17)
Impairment of goodwill	—	400,000	400,000	—	—	—
Operating income (loss)	$(5,090)	$(401,681)	(406,771)	$18,269	$19,834	38,103
Other income			259			4,235
Disposition and exit of business activities			—			—
Loss on extinguishment of debt			(848)			—
Earnings of unconsolidated joint venture			81			102
Interest expense, net			(13,527)			(19,214)
Income (loss) before income taxes			$(420,806)			$23,226

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$642,772	$513,614	$1,156,386	$820,509	$575,403	$1,395,912
Cost of goods sold	481,200	394,188	875,388	629,279	429,150	1,058,429
Gross profit	161,572	119,426	280,998	191,230	146,253	337,483
Operating expenses:
Research and development	22,056	8,102	30,158	22,227	8,864	31,091
Selling, general, and administrative	70,074	52,671	122,745	63,226	48,397	111,623
Depreciation and amortization	39,337	54,491	93,828	43,296	54,934	98,230
Gain on insurance proceeds	—	—	—	—	(32,850)	(32,850)
(Gain) loss on disposal of fixed assets	508	(542)	(34)	(17)	—	(17)
Impairment of goodwill	—	400,000	400,000	—	—	—
Operating income (loss)	$29,597	$(395,296)	(365,699)	$62,498	$66,908	129,406
Other income			837			3,559
Disposition and exit of business activities			175,189			—
Gain (loss) on extinguishment of debt			(14,943)			210
Earnings of unconsolidated joint venture			310			363
Interest expense, net			(44,454)			(57,494)
Income before income taxes			$(248,760)			$76,044
The following table presents long-lived assets including goodwill and total assets.

	September 30, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$515,460	$406,068	$921,528	$526,692	$399,248	$925,940
Investment in unconsolidated joint venture	$12,160	$—	$12,160	$11,971	$—	$11,971
Goodwill	$—	$373,845	$373,845	$—	$772,418	$772,418
Total assets	$1,070,354	$1,339,683	$2,410,037	$1,097,691	$1,734,694	$2,832,385
(a) Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
During the third quarter of 2020, the Company updated its annual long-range plan, taking into consideration the following:
•a continued decline in rosin margins, resulting from excess hydrocarbon supply, negatively affecting our adhesives applications
•a significant decline in gum turpentine pricing, which began in the second half of 2019, resulting in lower CST margins
•the impacts of COVID-19, which weakened demand fundamentals, including applications such as oilfield, tires, and automotive
These and other factors were considered indicators of impairment of our Chemical segment’s goodwill. We performed an interim impairment test of goodwill as of September 30, 2020. As a result, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
The Company estimated the fair value using both an income and market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization

(“EBITDA”) multiples. The Company estimates future cash flows based upon EBITDA projections within our long-range plan, discounted at an appropriate risk-adjusted rate.
Under the income approach, the fair value for Chemical segment was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecast, including our annual long-range plan, updated for recent events, to estimate future cash flows, including a terminal value. Our internal forecast includes assumptions about future commodity pricing and expected demand for goods and services. Due to the inherent uncertainties involved in making estimates and assumptions, actual results may differ from those assumed in our forecast.
Valuations using the market approach were derived from metrics of selected publicly traded peer companies. The selection of peer companies was based on the markets in which the Chemical segment operates, considering risk profiles, size, geography, and diversity of products and services.
We derived our risk-adjusted rate using a capital asset pricing model and analyzing published rates for industries and comparable businesses similar to our Chemical segment taking into account the cost of equity and debt. We used a risk-adjusted rate that is commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecast.
Changes in goodwill from January 1, 2020 through September 30, 2020 were as follows:

Chemical
(In thousands)
Balance at January 1, 2020	$772,418
Goodwill impairment charge	(400,000)
Foreign currency translation	1,427
Balance at September 30, 2020	$373,845
(b) Revenue by Geography
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$77,586	$69,559	$147,145	$78,640	$78,516	$157,156
Germany	21,388	11,390	32,778	29,970	13,282	43,252
All other countries	99,566	93,949	193,515	152,983	90,830	243,813
	$198,540	$174,898	$373,438	$261,593	$182,628	$444,221

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$235,289	$214,684	$449,973	$270,786	$244,139	$514,925
Germany	69,256	32,610	101,866	84,967	40,560	125,527
All other countries	338,227	266,320	604,547	464,756	290,704	755,460
	$642,772	$513,614	$1,156,386	$820,509	$575,403	$1,395,912
(c) Capital Expenditures
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $27.3 million and $44.5 million during the nine months ended September 30, 2020 and 2019, respectively, and capital expenditures for our Chemical segment were $26.9 million and $31.8 million during the nine months ended September 30, 2020 and 2019, respectively.

14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $12.7 million and $16.4 million as of September 30, 2020 and December 31, 2019, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $6.1 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and $20.9 million and $23.4 million for the nine months ended September 30, 2020 and 2019, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $4.1 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $10.7 million and $15.8 million for the three months ended September 30, 2020 and 2019, respectively, and $36.4 million and $41.2 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.
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
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2020 and December 31, 2019 for KFPC before intercompany eliminations.

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$2,914	$10,402
Other current assets	17,365	14,847
Property, plant, and equipment, net	148,509	155,153
Intangible assets	7,896	8,133
Long-term operating lease assets, net	7,046	7,044
Other long-term assets	4,386	2,147
Total assets	$188,116	$197,726

Current portion of long-term debt	$75,530	$52,961
Current liabilities	4,247	12,801
Long-term debt	17,031	49,391
Long-term operating lease liabilities	6,501	6,603
Total liabilities	$103,309	$121,756
16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2020.

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
Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” We believe our SBC products offer many characteristics that help our customers drive towards their sustainability goals. Among others, our SBCs may offer features such as greater recyclability, increased durability that reduces the costly need for maintenance and replacement, alternatives to less environmentally friendly materials, such as PVCs.
Our USBC paving and roofing applications provide a sustainable alternative by increasing durability, extending road and roof life. Our products are also found in medical applications, personal care products such as disposable diapers, oil additives, gels, and various other consumer goods. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings.
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
Chemical Segment
We manufacture and sell high value sustainable products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA, TOR, and DTO into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets. Our products derived from CTO and CST offer sustainable, non-GMO bio-based alternatives to hydrocarbons.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by Geography:	(In thousands)
Americas	$171,177	$179,616	$517,892	$581,345
Europe, Middle East, and Africa	140,728	156,613	407,672	476,388
Asia Pacific	61,533	107,992	230,822	338,179
Total revenue	$373,438	$444,221	$1,156,386	$1,395,912
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials decreased for the Polymer and Chemical segments during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis, and we have a dedicated COVID-19 management team that meets regularly. The safety and well-being of our employees, stakeholders, and the communities in which we operate remain our primary concern. While our essential manufacturing plant and research and development laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
To date, our plants have continued to operate at normal capacities, and our supply chain has remained largely intact, with adequate availability of key raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, and supplemented on August 18, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While the members of the European Union issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders. We believe our geographic and end market diversification partially mitigate our exposure, as we serve many customers whose products remain vital in the current environment.
During the third quarter 2020, we saw improvement in demand trends in our Chemical segment, compared to the second quarter of 2020, however, COVID-19 continues to modestly affect sales volumes in our Chemical segment’s market sectors such as tires, automotive, lubricants/fuel additives, and oilfield. As future impact of COVID-19 remains uncertain, we expect to see continued pressure on sales volumes in the Chemical segment during the remainder of 2020, primarily in the oilfield sector.
During the third quarter of 2020, we also saw improved demand trends in our Polymer segment, compared to the second quarter of 2020. Within the Polymer segment, the recovery of global demand for medical and hygiene applications was partially offset by continued weakness in demand in oilfield and automotive applications.

We are unable to accurately predict the impact that the pandemic will have on our business and results of operations for the remainder of 2020 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter) due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, additional actions that may be taken by governmental authorities, and other unintended consequences. Furthermore, the pandemic has adversely impacted, and may further adversely impact, the national and global economy, particularly in less essential end markets. There can also be no assurance that demand for our products generally (regardless of end market) won’t be adversely affected by the continued impact of the COVID-19 pandemic on the national and global economy. Moreover, we are unable to predict actions that may be taken by our competitors, some of which may be less diversified, that could negatively impact pricing or demand for our products.
While the future remains uncertain, our geographic and end market diversification, such as medical, adhesives, and food packaging, may partially mitigate this financial exposure, as we serve many customers whose products remain vital in the current environment. We will continue to monitor the impacts of COVID-19 and implement operational cost reductions and logistics initiatives as needed. While the impacts of COVID-19 contributed to the goodwill impairment in our Chemical segment, as discussed further in Note 13 Industry Segments and Foreign Operations, we do not currently anticipate any material impairments, with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements, however at this point we are continuing to assess the impact, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to the COVID-19 pandemic continue to have an impact on market demand.
Our Chemical segment has been impacted by the decline in oilfield demand and continues to see pressure on pricing from 2019 levels in the rosin market, driven by adverse market fundamentals and excess availability of low-cost C5 hydrocarbon tackifiers. While rosin prices remain under pressure compared to historical levels, they have stabilized and we do not expect pricing to improve through the remainder of 2020. Prices for upgraded products within our CST chain have remained relatively stable since the second half of 2019.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$373,438	$444,221	$1,156,386	$1,395,912
Cost of goods sold	304,684	342,942	875,388	1,058,429
Gross profit	68,754	101,279	280,998	337,483
Operating expenses:
Research and development	9,454	10,367	30,158	31,091
Selling, general, and administrative	35,285	32,272	122,745	111,623
Depreciation and amortization	31,313	34,804	93,828	98,230
Gain on insurance proceeds	—	(14,250)	—	(32,850)
Gain on disposal of fixed assets	(527)	(17)	(34)	(17)
Impairment of goodwill	400,000	—	400,000	—
Operating income (loss)	(406,771)	38,103	(365,699)	129,406
Other income	259	4,235	837	3,559
Disposition and exit of business activities	—	—	175,189	—
Gain (loss) on extinguishment of debt	(848)	—	(14,943)	210
Earnings of unconsolidated joint venture	81	102	310	363
Interest expense, net	(13,527)	(19,214)	(44,454)	(57,494)
Income (loss) before income taxes	(420,806)	23,226	(248,760)	76,044
Income tax benefit (expense)	18,189	(2,311)	48,082	1,881
Consolidated net income (loss)	(402,617)	20,915	(200,678)	77,925
Net income attributable to noncontrolling interest	(1,177)	(2,222)	(2,998)	(5,356)
Net income (loss) attributable to Kraton	$(403,794)	$18,693	$(203,676)	$72,569
Earnings (loss) per common share:
Basic	$(12.67)	$0.59	$(6.40)	$2.28
Diluted	$(12.67)	$0.58	$(6.40)	$2.26
Weighted average common shares outstanding:
Basic	31,787	31,486	31,728	31,603
Diluted	31,787	31,823	31,728	31,914
Consolidated Results
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Revenue was $373.4 million for the three months ended September 30, 2020 compared to $444.2 million for the three months ended September 30, 2019, a decrease of $70.8 million, or 15.9%. Revenue declined $63.1 million and $7.7 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $304.7 million for the three months ended September 30, 2020 compared to $342.9 million for the three months ended September 30, 2019, a decrease of $38.3 million, or 11.2%. Cost of goods sold decreased $39.6 million for the Polymer segment and increased $1.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $35.3 million for the three months ended September 30, 2020 compared to $32.3 million for the three months ended September 30, 2019. The $3.0 million increase is primarily attributable to higher employee related costs, partially offset by reduced fixed costs initiatives.

Depreciation and amortization was $31.3 million for the three months ended September 30, 2020 compared to $34.8 million for the three months ended September 30, 2019. The decrease of $3.5 million was primarily attributable to the divestiture of our Cariflex business.
During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 13 Industry Segments and Foreign Operations.
Other income was $0.3 million for the three months ended September 30, 2020 compared to other income of $4.2 million for the three months ended September 30, 2019. During the three months ended September 30, 2019, we recorded a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.
Interest expense, net, was $13.5 million for the three months ended September 30, 2020 compared to $19.2 million for the three months ended September 30, 2019, a decrease of $5.7 million. The decrease is due to lower overall indebtedness.
Income tax provision was a benefit of $18.2 million and an expense of $2.3 million for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the non-deductible goodwill impairment loss, return to provision adjustments, and certain permanent items, offset by the tax impact of the sale of our Cariflex business. During the three months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the foreign tax audit.
Net loss attributable to Kraton was $403.8 million, or $12.67 per diluted share, for the three months ended September 30, 2020, a decrease of $422.5 million compared to net income attributable to Kraton of $18.7 million, or $0.58 per diluted share, for the three months ended September 30, 2019. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.49 for the three months ended September 30, 2020 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.52 for the three months ended September 30, 2019. See a reconciliation of generally accepted accounting principles (“GAAP”) Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Revenue was $1,156.4 million for the nine months ended September 30, 2020 compared to $1,395.9 million for the nine months ended September 30, 2019, a decrease of $239.5 million, or 17.2%. Revenue decreased $177.7 million and $61.8 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $875.4 million for the nine months ended September 30, 2020 compared to $1,058.4 million for the nine months ended September 30, 2019, a decrease of $183.0 million, or 17.3%. Cost of goods sold decreased $148.1 million for the Polymer segment and increased $35.0 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $122.7 million for the nine months ended September 30, 2020 compared to $111.6 million for the nine months ended September 30, 2019. The $11.1 million increase is primarily attributable to higher transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business and higher employee related costs, partially offset by reduced fixed costs initiatives.
Depreciation and amortization was $93.8 million for the nine months ended September 30, 2020 compared to $98.2 million for the nine months ended September 30, 2019. The decrease of $4.4 million was primarily attributable to the divestiture of our Cariflex business.
During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 13 Industry Segments and Foreign Operations.
Other income was $0.8 million for the nine months ended September 30, 2020 compared to other income of $3.6 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we recorded a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.
Disposition and exit of business activities was $175.2 million for the nine months ended September 30, 2020 related to the gain on sale of our Cariflex business. See Note 4 Disposition and Exit of Business Activities for further discussion on the sale of our Cariflex business.
We recorded a $14.9 million loss on extinguishment of debt during the nine months ended September 30, 2020, which includes the write off of previously capitalized deferred financing costs, the write off of original issue discount, and a loss on the settlement of the ineffective portion of interest rate swaps due to the repayment in full of our USD Tranche and a partial repayment of our Euro Tranche with the net cash proceeds from the sale of our Cariflex business. See Note 8 Long-Term Debt for further discussion.
Interest expense, net, was $44.5 million for the nine months ended September 30, 2020 compared to $57.5 million for the nine months ended September 30, 2019, a decrease of $13.0 million. The decrease is due to lower overall indebtedness.
Our income tax provision was a benefit of $48.1 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the non-deductible goodwill impairment loss, the tax impact of certain permanent items, and the mix of our pretax income or loss generated in various foreign jurisdictions, partially offset by the intercompany transfer of certain intellectual property rights to our Dutch subsidiary and the tax impact of the sale of our Cariflex business. During the nine months ended September 30, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various foreign jurisdictions, the tax impact of certain permanent items, and our uncertain tax positions, particularly the release from the closing of the U.S. and foreign tax audit. See Note 10 Income Taxes for further discussion on the reconciliation from the U.S. corporate statutory tax rate to the effective tax rate.
Net loss attributable to Kraton was $203.7 million, or $6.40 per diluted share, for the nine months ended September 30, 2020, a decrease of $276.2 million compared to net income attributable to Kraton of $72.6 million, or $2.26 per diluted share, for the nine months ended September 30, 2019. Adjusted Diluted Earnings Per Share (non-GAAP) was $1.05 for the nine months ended September 30, 2020 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $2.99 for the nine months ended September 30, 2019. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Performance Products	$117,353	$141,267	$354,452	$422,539
Specialty Polymers	78,629	70,986	232,851	256,483
Cariflex(1)	—	49,241	36,930	141,117
Isoprene Rubber(1)	1,833	—	17,436	—
Other	725	99	1,103	370
Polymer Segment Revenue	$198,540	$261,593	$642,772	$820,509

Operating income (loss)	$(5,090)	$18,269	$29,597	$62,498
Operating income (loss) margin	(2.6)%	7.0%	4.6%	7.6%
Adjusted EBITDA (non-GAAP)(1)(2)	$31,912	$50,304	$136,926	$158,635
Adjusted EBITDA margin (non-GAAP)(3)	16.1%	19.2%	21.3%	19.3%
 ____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell Isoprene Rubber to Daelim under an IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $0.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Revenue for the Polymer segment was $198.5 million for the three months ended September 30, 2020 compared to $261.6 million for the three months ended September 30, 2019. The decrease was driven by the divestiture of our Cariflex business in March 2020 and lower average sales prices resulting from lower raw material costs, partially offset by higher sales volumes in our Specialty Polymers and Performance Products business lines.

Polymer Segment Sales Volume % Change	Three Months Ended September 30, 2020
Performance Products	3.3%
Specialty Polymers	23.0%
Isoprene Rubber	—%
Subtotal	8.4%
Cariflex	(100.0)%
Total	(0.6)%
Sales volumes of 75.3 kilotons for the three months ended September 30, 2020 declined 0.6% compared to the three months ended September 30, 2019, largely due to the aforementioned divestiture of our Cariflex business. Specialty Polymers sales volumes increased 23.0% primarily from higher purchases by a significant lubricant additives customer and demand recovery primarily in Asia and North America. Performance Products sales volumes increased 3.3% due to stronger paving and roofing demand associated with improved weather conditions. The IRSA provided $1.8 million of sales revenue for the three months ended September 30, 2020. The positive effect from changes in currency exchange rates between the periods was $3.4 million.
Cost of goods sold was $163.5 million for the three months ended September 30, 2020 compared to $203.1 million for the three months ended September 30, 2019, a decrease of $39.6 million, or 19.5%. The decrease in cost of goods sold reflects the divestiture of our Cariflex business and lower raw material costs. These impacts are partially offset by the cost of consumed raw materials, which has higher average costs on a first-in, first-out (“FIFO”) measurement basis of accounting and higher sales volumes, excluding Cariflex, and timing of higher plant maintenance costs deferred from first half of 2020. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $2.5 million.
For the three months ended September 30, 2020, the Polymer segment operating loss was $5.1 million compared to operating income of $18.3 million for the three months ended September 30, 2019, a decrease of $23.4 million, or 127.9%. This decrease is largely attributable to the divestiture of our Cariflex business, combined with higher raw material costs on a FIFO basis.
For the three months ended September 30, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $31.9 million compared to $50.3 million for the three months ended September 30, 2019. The decline in Adjusted EBITDA (non-GAAP) was largely due to the divestiture of our Cariflex business. However, on a comparative basis, excluding the operating results of our Cariflex business, Adjusted EBITDA (non-GAAP) would have been approximately $4.6 million lower. The lower comparative Adjusted EBITDA (non-GAAP) is driven by the factors described above. The positive effect from changes in currency exchange rates between the periods was $5.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Revenue for the Polymer segment was $642.8 million for the nine months ended September 30, 2020 compared to $820.5 million for the nine months ended September 30, 2019. The decrease was due to lower sales volumes driven by the divestiture of our Cariflex business in March 2020 and lower average sales prices resulting from lower raw material costs across all product lines.

Polymer Segment Sales Volume % Change	Nine Months Ended September 30, 2020
Performance Products	0.8%
Specialty Polymers	1.9%
Isoprene Rubber	—%
Subtotal	2.5%
Cariflex	(74.1)%
Total	(3.6)%
Sales volumes of 221.6 kilotons for the nine months ended September 30, 2020 decreased 3.6% compared to the nine months ended September 30, 2019. Specialty Products sales volumes increased 1.9% primarily driven by recovery in Asia, partially offset by the impacts of COVID-19 within North America. The 0.8% increase in Performance Products sales volumes was driven by higher sales into adhesives applications, as well as stronger paving and roofing demand with improved weather conditions. With the completion of the Cariflex sale, the IRSA provided $17.4 million of sales revenue for the nine months ended September 30, 2020. The negative impact from changes in currency exchange rates between the periods was $4.1 million.

Cost of goods sold was $481.2 million for the nine months ended September 30, 2020 compared to $629.3 million for the nine months ended September 30, 2019, a decrease of $148.1 million, or 23.5%. The decrease in cost of goods sold reflects the divestiture of our Cariflex business, lower raw material costs, and lower fixed costs partially due to timing. These impacts were partially offset by the cost of consumed raw materials, which has higher average costs on a FIFO measurement basis of accounting and higher sales volumes, excluding Cariflex. The positive effect from changes in currency exchange rates between the periods was $8.6 million.
For the nine months ended September 30, 2020, the Polymer segment operating income was $29.6 million compared to $62.5 million for the nine months ended September 30, 2019, a decrease of $32.9 million, or 52.6%. This decrease is largely attributable to the divestiture of our Cariflex business, and higher raw material costs on a FIFO basis.
For the nine months ended September 30, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $136.9 million compared to $158.6 million for the nine months ended September 30, 2019. The 13.7% decrease in Adjusted EBITDA (non-GAAP) is mainly attributed to the divestiture of our Cariflex business in March 2020 and the factors described above. However, on a comparative basis, excluding the operating results of our Cariflex business, Adjusted EBITDA (non-GAAP) would have been approximately $6.6 million higher. The positive effect from changes in currency exchange rates between the periods was $4.0 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Adhesives	$63,901	$64,391	$189,789	$198,785
Performance Chemicals	99,919	105,367	295,509	337,766
Tires	11,078	12,870	28,316	38,852
Chemical Segment Revenue	$174,898	$182,628	$513,614	$575,403

Operating income (loss)	$(401,681)	$19,834	$(395,296)	$66,908
Operating income (loss) margin	(229.7)%	10.9%	(77.0)%	11.6%
Adjusted EBITDA (non-GAAP)(1)	$28,345	$29,752	$70,746	$112,913
Adjusted EBITDA margin (non-GAAP)(2)	16.2%	16.3%	13.8%	19.6%
 ____________________________________________________
(1)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(2)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Revenue for the Chemical segment was $174.9 million for the three months ended September 30, 2020 compared to $182.6 million for the three months ended September 30, 2019. The decrease in revenue was attributable to lower average sales prices in terpene refinery upgrades driven by a decrease in gum turpentine prices and lower average sales prices for rosin esters associated with excess hydrocarbon tackifier supply compared to 2019 levels, partially offset by higher sales volumes across all product lines, particularly in TOFA refined products, and opportunistic raw material sales. Third quarter 2020 continued to see adverse demand impacts of market fundamentals including COVID-19 within Performance Chemicals and Tires.

Chemical Segment Sales Volume % Change	Three Months Ended September 30, 2020
Adhesives	5.8%
Performance Chemical	25.7%
Tires(1)	14.2%
Total	18.7%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 110.5 kilotons for the three months ended September 30, 2020, an increase of 17.4 kilotons, or 18.7%, due to opportunistic raw material sales, timing of purchases by significant customers, and rosin ester volumes, largely offset by the impact from weakness in oilfield applications and related COVID-19 demand pressures. The positive effect from changes in currency exchange rates between the periods was $4.9 million.
Cost of goods sold was $141.1 million for the three months ended September 30, 2020 compared to $139.8 million for the three months ended September 30, 2019, an increase of $1.3 million, or 0.9%. The increase was largely driven by higher sales volumes, partially offset by the decline in average raw material costs. The negative impact from changes in currency exchange rates between the periods was $4.8 million.
For the three months ended September 30, 2020, the Chemical segment operating loss was $401.7 million compared to an income of $19.8 million for the three months ended September 30, 2019, a decrease of $421.5 million, or 2,125.2%, largely due to a non-cash impairment charge of $400.0 million and finalizing insurance claims related to Hurricane Michael in the third quarter 2019, resulting in a $14.3 million recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations.
For the three months ended September 30, 2020, the Chemical segment generated $28.3 million of Adjusted EBITDA (non-GAAP) compared to $29.8 million for the three months ended September 30, 2019. The decrease in Adjusted EBITDA (non-GAAP) was primarily driven by a decline in average sales prices in CST refinery products and rosin esters, partially offset by higher sales volumes and lower raw material cost. The positive effect from changes in currency exchange rates between the periods was $0.3 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Revenue for the Chemical segment was $513.6 million for the nine months ended September 30, 2020 compared to $575.4 million for the nine months ended September 30, 2019. The decrease in Chemical segment revenue was primarily attributable to lower average sales prices in CST refinery products driven by a decrease in gum turpentine price and lower average sales prices for rosin esters associated with excess hydrocarbon tackifier supply. The decline was also due to lower sales volumes in TOFA and derivatives, including weakness in oilfield applications, associated with market fundamentals, including the impacts of COVID-19, partially offset by higher sales volumes of rosin ester adhesives and opportunistic raw material sales.

Chemical Segment Sales Volume % Change	Nine Months Ended September 30, 2020
Adhesives	0.5%
Performance Chemical	3.9%
Tires(1)	(8.5)%
Total	2.4%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 307.8 kilotons for the nine months ended September 30, 2020, an increase of 7.2 kilotons, or 2.4%, due to opportunistic raw material sales and rosin ester adhesives volumes, partially offset by the timing of purchases by significant customers, weakness in oilfield applications, and impacts related to COVID-19 demand pressures. The positive effect from changes in currency exchange rates between the periods was $0.7 million.
Cost of goods sold was $394.2 million for the nine months ended September 30, 2020 compared to $429.2 million for the nine months ended September 30, 2019, a decrease of $35.0 million, or 8.1%. The decrease was driven by a decline in average raw material costs and energy costs, combined with lower refinery product upgrades, partially offset by higher sales volumes. The negative impact from changes in currency exchange rates between the periods was $0.6 million.
For the nine months ended September 30, 2020, the Chemical segment operating loss was $395.3 million compared to an income of $66.9 million for the nine months ended September 30, 2019, a decrease of $462.2 million, or 690.8%, largely due to a non-cash impairment charge of $400.0 million and finalizing insurance claims related to Hurricane Michael in the nine months ended September 30, 2019, resulting in a $32.9 million recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations.
For the nine months ended September 30, 2020, the Chemical segment generated $70.7 million of Adjusted EBITDA (non-GAAP) compared to $112.9 million for the nine months ended September 30, 2019. The 37.3% decrease in Adjusted EBITDA (non-GAAP) was primarily driven by lower margins as a result of a decline in average sales prices impacting the CST and TOR chains. The decrease was also driven by the decline in TOFA and derivative sales volumes impacted by market fundamentals, including COVID-19, partially offset by improved rosin ester sales volumes and higher opportunistic raw material. The positive effect from changes in currency exchange rates between the periods was $0.7 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
EBITDA(2)(4)	$(375,966)	$77,244	$(110,478)	$231,768
Adjusted EBITDA(1)(3)(4)	$60,257	$80,056	$207,672	$271,548
Adjusted Diluted Earnings Per Share(1)(4)	$0.49	$0.52	$1.05	$2.99
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
(2)On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation, and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, disposition and exit of business activities, other income (expense), gain (loss) on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share is $14.3 million and $32.9 million, which was recognized as a gain on insurance proceeds in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively, associated with Hurricane Michael. Also included are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. The IRSA sales include amortization of non-cash deferred income of $0.3 million and $7.5 million for the three and nine months ended September 30, 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.

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
We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(403,794)			$18,693
Net income attributable to noncontrolling interest			1,177			2,222
Consolidated net income (loss)			(402,617)			20,915
Add (deduct):
Income tax (benefit) expense			(18,189)			2,311
Interest expense, net			13,527			19,214
Earnings of unconsolidated joint venture			(81)			(102)
Loss on extinguishment of debt			848			—
Other income			(259)			(4,235)
Operating income (loss)	$(5,090)	$(401,681)	(406,771)	$18,269	$19,834	38,103
Add (deduct):
Depreciation and amortization	13,042	18,271	31,313	14,982	19,822	34,804
Other income (expense)	(7)	266	259	(502)	4,737	4,235
Loss on extinguishment of debt	(848)	—	(848)	—	—	—
Earnings of unconsolidated joint venture	81	—	81	102	—	102
EBITDA (a)	7,178	(383,144)	(375,966)	32,851	44,393	77,244
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	1,531	150	1,681	1,672	244	1,916
Loss on extinguishment of debt	848	—	848	—	—	—
Gain on disposal of fixed assets	—	(1,316)	(1,316)	—	—	—
Impairment of goodwill	—	400,000	400,000	—	—	—
Hurricane related costs (c)	—	—	—	—	2,220	2,220
Hurricane reimbursements (d)	—	—	—	—	(13,841)	(13,841)
KFPC startup costs (e)	—	—	—	3,019	—	3,019
Sale of emissions credits (f)	—	—	—	—	(4,601)	(4,601)
Non-cash compensation expense	2,266	—	2,266	2,659	—	2,659
Spread between FIFO and ECRC	20,089	12,655	32,744	10,103	1,337	11,440
Adjusted EBITDA	$31,912	$28,345	$60,257	$50,304	$29,752	$80,056
_____________________________________________________
(a)Included in EBITDA is a $14.3 million gain on insurance for the three months ended September 30, 2019, a reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.
Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $0.3 million for the three months ended September 30, 2020, which represents revenue deferred until the products are sold under the IRSA.

(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(c)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.
(d)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.
(e)Startup costs related to the joint venture company, KFPC.
(f)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(203,676)			$72,569
Net income attributable to noncontrolling interest			2,998			5,356
Consolidated net income (loss)			(200,678)			77,925
Add (deduct):
Income tax benefit			(48,082)			(1,881)
Interest expense, net			44,454			57,494
Earnings of unconsolidated joint venture			(310)			(363)
(Gain) loss on extinguishment of debt			14,943			(210)
Other income			(837)			(3,559)
Disposition and exit of business activities			(175,189)			—
Operating income (loss)	$29,597	$(395,296)	(365,699)	$62,498	$66,908	129,406
Add (deduct):
Depreciation and amortization	39,337	54,491	93,828	43,296	54,934	98,230
Disposition and exit of business activities	175,189	—	175,189	—	—	—
Other income (expense)	32	805	837	(1,547)	5,106	3,559
Gain (loss) on extinguishment of debt	(14,943)	—	(14,943)	210	—	210
Earnings of unconsolidated joint venture	310	—	310	363	—	363
EBITDA (a)	229,522	(340,000)	(110,478)	104,820	126,948	231,768
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	13,230	1,380	14,610	4,781	808	5,589
Disposition and exit of business activities	(175,189)	—	(175,189)	—	—	—
(Gain) loss on extinguishment of debt	14,943	—	14,943	(210)	—	(210)
Gain on disposal of fixed assets	—	(1,316)	(1,316)	—	—	—
Impairment of goodwill	—	400,000	400,000	—	—	—
Hurricane related costs (c)	—	—	—	—	15,025	15,025
Hurricane reimbursements (d)	—	—	—	—	(26,561)	(26,561)
KFPC startup costs (e)	—	—	—	3,019	—	3,019
Sale of emissions credits (f)	—	—	—	—	(4,601)	(4,601)
Non-cash compensation expense	7,011	—	7,011	8,158	—	8,158
Spread between FIFO and ECRC	47,409	10,682	58,091	38,067	1,294	39,361
Adjusted EBITDA	$136,926	$70,746	$207,672	$158,635	$112,913	$271,548
_____________________________________________________
(a)Included in EBITDA is an $32.9 million gain on insurance for the nine months ended September 30, 2019, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.
Also included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $7.5 million for the nine months ended September 30, 2020, which represents revenue deferred until the products are sold under the IRSA.

(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(c)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold.
(d)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.
(e)Startup costs related to the joint venture company, KFPC.
(f)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.
We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted Earnings (Loss) Per Share	$(12.67)	$0.58	$(6.40)	$2.26
Transaction, acquisition related costs, restructuring, and other costs (a)	0.03	0.04	0.34	0.13
Disposition and exit of business activities	—	—	(4.94)	—
(Gain) loss on extinguishment of debt	0.02	—	0.36	(0.01)
Gain on disposal of fixed assets	(0.03)	—	(0.03)	—
Impairment of goodwill	12.39	—	12.39	—
Tax restructuring	—	—	(2.03)	—
Hurricane related costs (b)	—	0.15	—	0.55
Hurricane reimbursements (c)	—	(0.44)	—	(0.83)
KFPC startup costs (d)	—	0.04	—	0.04
Sale of emissions credits (e)	—	(0.14)	—	(0.14)
Spread between FIFO and ECRC	0.75	0.29	1.36	0.99
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.49	$0.52	$1.05	$2.99
_____________________________________________________
(a)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(b)Incremental costs related to Hurricane Michael, which are recorded in cost of goods sold. As we finalized our claim for reimbursement of incremental costs incurred, we have identified an additional $14.2 million of costs incurred during the nine months ended September 30, 2019. Additionally, we incurred direct costs due to the impacts of Hurricane Dorian of $0.8 million which are recorded in cost of goods sold. The Hurricane Dorian direct costs are limited to the three months ended September 30, 2019 and did not continue into the fourth quarter of 2019.
(c)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.
(d)Startup costs related to the joint venture company, KFPC.
(e)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Note 13 Industry Segments and Foreign Operations for a discussion of our methodologies, assumptions, and policies in relation to the goodwill impairment charges recognized during the third quarter of 2020 within the Chemical segment.

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
We reduced our consolidated debt by $445.2 million and our consolidated net debt by $499.9 million, excluding the effect of foreign currency, by the end of the third quarter of 2020. Further, we had approximately $267.7 million of available liquidity, comprised of $62.8 million of cash on hand and a borrowing base of $204.9 million on our ABL Facility as of September 30, 2020. As of the date of this filing, our available borrowing capacity under the ABL Facility was $194.0 million, with no outstanding borrowings and $10.9 million of letters of credit outstanding under the facility.
Management uses consolidated net debt to determine our outstanding debt obligations that would not readily be satisfied by its cash and cash equivalents on hand. Management believes that using consolidated net debt is useful to investors in determining our leverage since we could choose to use cash and cash equivalents to retire debt. We also present consolidated net debt, as adjusted for foreign exchange impact accounts for the foreign exchange effect on our foreign currency denominated debt agreements.
Summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP):

	September 30, 2020	December 31, 2019
	(In thousands)
Kraton debt	$852,905	$1,288,277
KFPC(1)(2) loans	92,583	102,385
Consolidated debt	945,488	1,390,662

Kraton cash	59,907	24,631
KFPC(1) cash	2,914	10,402
Consolidated cash	62,821	35,033

Consolidated net debt	$882,667	$1,355,629

Effect of foreign currency on consolidated net debt	(26,947)
Consolidated net debt excluding effect of foreign currency	$855,720
__________________________________________________
(1)KFPC joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.
(2)KFPC executed the KFPC Revolving Facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the 5.5 billion NTD KFPC Loan Agreement.
As of September 30, 2020, our outstanding borrowings included (i) €100.0 million (or approximately $117.3 million) under the Euro Tranche of the Term Loan Facility, and (ii) $394.8 million and €290.0 million (or approximately $340.0 million as of September 30, 2020) under the 7.0% Senior Notes and 5.25% Senior Notes, respectively. As of September 30, 2020, we had no outstanding borrowings under our ABL Facility.
In addition, as of September 30, 2020, KFPC had NTD 1.5 billion (or approximately $51.2 million) and NTD 1.2 billion (or approximately $41.4 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement matures on January 17, 2022.

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
We made contributions of $6.9 million and $10.7 million to our pension and other post-retirement plans during the nine months ended September 30, 2020 and 2019, respectively. We expect our total pension and other post-retirement plans contributions for the year ended December 31, 2020 to be approximately $9.2 million. Our pension plan obligations are predicated on a number of factors, the primary ones being the return on our pension plan assets and the discount rate used in deriving our pension obligations. If the investment return on our pension plan assets does not meet or exceed expectations during 2020, and the discount rate decreases from the prior year, higher levels of contributions could be required in 2021 and beyond.
As of September 30, 2020, we had $46.1 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested. As a result of net operating loss carryforwards and the impact of recent tax reform, management estimates that no incremental cash tax expense would be incurred if this cash were repatriated.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of September 30, 2020, the remaining long-term tax payable related to the Tax Act of $10.7 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
Operating Cash Flows
Net cash provided by operating activities totaled $62.4 million during the nine months ended September 30, 2020 compared to $118.8 million during the nine months ended September 30, 2019. This represents a net decrease in operating cash flows of $56.4 million, which was primarily driven by a decrease in operating income, partially offset by a decrease in working capital. The period-over-period changes in working capital are as follows:
•$24.1 million increase in other payables and accruals due to timing of income tax and deferred income; and
•$24.7 million increase in cash flows associated with lower accounts receivables largely due to lower sales volumes, partially as a result of the divestiture of our Cariflex business and lower selling prices; and
•$15.6 million increase in cash flows associated with inventories of products, materials, and supplies due to lower raw material costs; and
•$7.8 million increase in cash flows associated with other items, including due to related parties, other assets and liabilities, primarily due to timing of transactions and payments; partially offset by
•$20.9 million decrease in cash flows associated with lower accounts payable due to lower raw material costs and timing of payments.
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
Net cash provided by investing activities totaled $446.5 million for the nine months ended September 30, 2020 and net cash used in investing activities totaled $79.9 million for the nine months ended September 30, 2019.

Expected Capital Expenditures
We currently expect 2020 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $80.0 million, which includes approximately $4.0 million of capitalized interest. Included in projected capital expenditures is approximately $55.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2020 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows
Our consolidated capital structure as of September 30, 2020 was approximately 38.6% equity, 58.8% debt, and 2.6% noncontrolling interest compared to approximately 34.5% equity, 63.8% debt, and 1.7% noncontrolling interest as of December 31, 2019.
On December 6, 2018, we commenced a repurchase program for up to $20.0 million of our 7.0% Senior Notes. We repurchased $5.3 million of our 7.0% Senior Notes from inception of the plan, which ended on March 4, 2019.
During the nine months ended September 30, 2020, we decreased indebtedness by $445.2 million (or $472.1 million excluding impacts on foreign currency), while increasing cash on hand by approximately $27.8 million.
Share Repurchase Program.
In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the nine months ended September 30, 2020, we did not repurchase any shares of our common stock. We are not obligated to acquire any specific number of shares of our common stock.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2020.

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
Item 4.     Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended September 30, 2020, we did not repurchase any shares of our common stock under this program. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest. During the three months ended September 30, 2020, we did not withhold any shares of our common stock in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.

Item 3.     Default Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

Exhibit Number
10.1*+	Kraton Corporation Executive Severance Program (as amended and restated September 11, 2020)
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Kraton Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2020 and 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)
104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________
*    Filed herewith.
+    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 29, 2020	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 29, 2020	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President, Chief Financial Officer, and Treasurer