Form 10-K
period 2020-12-31
Kraton Corp
filed 2021-02-26
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer:	☐	Accelerated Filer	☒
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Corporation at June 30, 2020: $390,823,903. Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding at February 22, 2021: 31,894,023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Kraton Corporation's proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “forsees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, including, but not limited to, statements regarding our expectations as to the continued impact of the coronavirus (“COVID-19”) pandemic (including governmental and regulatory actions relating thereto) on demand for our products, on the national and global economy and on our customers, suppliers, employees, business and results of operations; the potential impact of actions by our competitors in response to the COVID-19 pandemic on the price and demand for our products; expectations regarding the possibility for future impairment of goodwill or other assets, including as a result of the impact of the COVID-19 pandemic; anticipated benefits of or performance of our products; beliefs regarding opportunities for new, differentiated applications, and other innovations; our ability to obtain necessary regulatory approvals for BIAXAM on our anticipated timeline, or at all, and whether the expected benefits of the product will be realized; our expectations with respect to debt reduction; our expected use of remaining proceeds from the Cariflex transaction; beliefs regarding strengthening relationships with customers; adequacy of cash flows to fund our working capital requirements; our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”); our expectations regarding indebtedness to be incurred by our joint venture with FPCC; debt payments, interest payments, benefit plan contributions, and income tax obligations; our ability to refinance our debt from time to time; expected benefits from our acquisitions, business dispositions, or other business combinations and expectations regarding our ability to timely execute and close such transactions; our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform; our ability to fully access our senior secured credit facilities; expectations regarding future dividend payments; expectations regarding our counterparties’ ability to perform, including with respect to trade receivables; estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations; expectations regarding differentiated applications; our ability to realize certain deferred tax assets and our beliefs with respect to tax positions; expectations regarding our full year effective tax rate; estimates related to the useful lives of certain assets for tax purposes; expectations regarding our pension contributions; estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges; the outcome and financial impact of legal proceedings; expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods; expectations regarding the impact of extraordinary events such as natural disasters, other weather events, or terrorist attacks; estimated impacts of changing tariff rates; expectations or estimated impacts of anticipated regulatory changes following the 2020 Presidential elections; and projections regarding environmental costs and capital expenditures and related operational savings, are forward-looking statements.
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
On March 6, 2020, we completed the sale of our CariflexTM business to Daelim Industrial Co, Ltd. (“Daelim”). As part of the sale, we entered into a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with Daelim. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA. We conduct our business through Kraton Polymers LLC and its consolidated subsidiaries.
POLYMER SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving and roofing, and footwear products. Prior to the sale of our Cariflex business, under the Cariflex brand name, we also sold isoprene rubber (“IR”) and isoprene rubber latex (“IRL”), which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings. As part of the sale, we continue to produce and sell IR in accordance with the IRSA with Daelim.
We believe our SBC products offer many characteristics that help our customers drive towards their sustainability goals. Among others, our SBCs may offer features such as greater recyclability, increased durability that reduces the costly need for maintenance and replacement, and alternatives to less environmentally friendly materials, such as PVCs.
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
Our Polymer segment products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies: Performance Products, Specialty Polymers, IR sold exclusively to Daelim in accordance with the IRSA, and Cariflex (prior to March 6, 2020).

Performance Products
Our Performance Products are comprised of USBC product grades, which impart characteristics such as:
•resistance to temperature and weather extremes in roads and roofing;
•resistance to cracking, reduced road noise, and better water dispersion; and
•increased processing flexibility in adhesive formulations for packaging tapes and labels, and materials used in disposable diapers.
In paving and roofing applications, our Performance Products primarily consist of styrene-butadiene-styrene (“SBS”) for use in modified asphalt applications, which in roofing applications produces stronger and more durable felts and shingles, and in paving applications enhances the strength and elasticity of asphalt-based paving compositions over an extended temperature range. In paving applications, we believe our polymers extend road life by allowing pavements to withstand heavy traffic loads and varying climate conditions, and our HiMA technology can reduce required inputs while extending road life in new road construction. Our roofing applications provide a more sustainable alternative by increasing durability and system life. Our sustainable paving applications allow thinner full-depth pavements and longer road life, reducing raw materials required for paving and lessening pollution caused by congestion arising from frequent repairs of roads. Our products primarily compete with chemicals such as styrene-butadiene rubber latex, acetates, polyphosphoric acids and thermoplastic materials like ethylene-propylene-diene-monomer, polyethylene, atactic polypropylene and unmodified asphalts. We believe that customer choice for these markets is driven principally by total end-product cost, temperature performance, bitumen source and application.
In personal care applications, our Performance Products primarily consist of SBS and styrene-isoprene-styrene (“SIS”) for the manufacturing of ultra-thin stretchable films used for the production of diapers. In addition, our SIS polymers are also used in the lamination process for other personal care products. Our products primarily compete against low priced alternatives such as metallocenes. We believe that customer choice for these markets is driven principally by total end-product cost and performance.
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
Our Specialty Polymers impart characteristics such as:
•improved flow characteristics for many industrial and consumer sealant and lubricating fluids;
•soft feel in numerous consumer products such as razor handles, power tools, and automobile components;
•impact resistance for demanding engineered plastic applications;
•flexibility for wire and cable plastic outer layers;
•stretch properties in disposable diapers and adult incontinence products;
•resistance to ultraviolet light;
•processing stability and viscosity; and
•elevated temperature resistance.
We believe our HSBC offerings are often the more sustainable choice when compared to alternatives. Among other features, our HSBCs can offer improved recyclability of polyethylene-terephthalate and polypropylene streams, and function as replacements for less sustainable alternatives such as PVC, mainly in medical applications.
Our products primarily compete against a variety of chemical and non-chemical alternatives including, but not limited to, thermoplastic vulcanizate, thermoplastic polyurethane, PVC, thermoplastic polyolefin, polyethylene terephthalate, polycarbonate, polyamide, and ethylene-propylene-diene-monomer based products. We believe demand for our Specialty Polymers portfolio is principally driven by customer-specific needs and the ability to balance performance characteristics such as soft-touch, durability, stretch and impact.

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
Cariflex. Prior to the sale of our Cariflex business, we produced Cariflex IR and IRL. Cariflex products were based on synthetic polyisoprene polymer and did not contain natural rubber latex or other natural rubber products, making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care, and food contact. Cariflex is included in our results of operations through March 6, 2020.
Isoprene Rubber. In connection with the sale of our Cariflex business, we entered into the IRSA with Daelim, under the terms of which we will supply IR to Daelim for a period of five years, with an optional extension for an additional five years. As the IRSA product sales are at cost, we deferred approximately $180.6 million of the aggregate purchase price for our Cariflex business. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
CHEMICAL SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
We manufacture and sell sustainable, high value products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added biobased specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA and TOR into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene monomer fractions, which can be further upgraded into specialty terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets. Our products derived from CTO and CST offer sustainable, non-genetically modified (“GMO”), bio-based alternatives.
Our Chemical segment is based predominantly on the refining and upgrading of CTO and CST. We also have the capacity to upgrade hydrocarbon-based raw materials, such as alpha-methyl-styrene (“AMS”), and bio-based gum rosins, where appropriate, and are able to offer tailored solutions for our customers.
The segment’s products are manufactured and our commercial activities are organized in the following product groups based upon end markets and process technologies: Adhesives, Performance Chemicals, and Tires.
Adhesives. We offer a broad range of products to service target adhesives submarkets, including rosin-based tackifiers for packaging and pressure-sensitive adhesive applications, terpene-based tackifiers for bookbinding, hygiene and pressure-sensitive adhesive applications, AMS resins for bookbinding and pressure-sensitive adhesive applications, and hot melt polyamides for flexible packaging, industrial applications, and road marking. We seek to position our renewable, non-GMO, bio-based offerings as the material of choice for producers seeking to meet consumer demand for products that do not use less sustainable and GMO materials, like hydrocarbon-based solutions. We provide rosin based tackifiers with similar performance to hydrocarbon-based alternatives.
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
Performance Chemicals. We serve various submarkets with a wide product offering, providing value across several different applications including, among others, fuel additives, oilfield chemicals, mining fluids, coatings, and metalworking fluids and lubricants. Our products include:
TOFA. Compared to other fatty acids obtained from various vegetable and animal origins, TOFA has a chemical composition characterized by distinctive features used as components in various applications. For example:

End use market (examples)	Features
Coatings
•serves as a binder in solvent-based paints as well as in hybrid coatings
•preferred over soybean oil due to its higher unsaturation, better reactivity, flexibility, compatibility, and superior sustainability

Mining	•lower viscosity and higher affinity with the ore extract allows for a higher recovery yield •preferred over oleic acid
Oilfield chemicals	•easier handling, better solubility in drilling muds, as well as higher surface activity and emulsifying power •preferred over oleic acid
Fuel additives	•improves the lubricity of low-sulfur diesel fuel, preventing engine fuel pump wear
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
GENERAL
Human Capital
As of December 31, 2020, we had 1,808 employees worldwide, the majority of which were substantial full-time employees. We have collective bargaining agreements in place in multiple global Kraton locations, and employee representatives or employee representative bodies, such as works councils, are established at Kraton facilities across the world. As of December 31, 2020, approximately 24.0% of our employees in the United States were unionized.
To remain a leading global producer of specialty polymers and high-value biobased products derived from pine wood pulping co-products, it is crucial that we continue to attract new and retain our current talent. Through our diverse and inclusive workplace, our comprehensive compensation and benefits, our career management, and our focus on health, safety and employee wellbeing, we strive to support our employees in all aspects of their lives.
Diversity and Inclusion. Innovation at Kraton stems from the diverse perspectives, knowledge, and experiences of our employees. We strive to create an inclusive workplace where all employees are treated with dignity and respect. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board of directors. Of our independent directors, 50% are female, 12.5% are ethnically diverse and 12.5% are based outside of the United States. As of December 31, 2020, women represented 20% of Kraton’s full-time executive positions and 24% of full-time employees, globally. Our workforce is globally diverse, with approximately 65% working in North America, 29% in Europe, 1% in South America and 5% in Asia. Our board of directors has ongoing oversight of our diversity and inclusion programs.
Total Rewards. To ensure a compelling total rewards philosophy and practice, we have practices in place to deliver fair and equitable compensation to employees based on their role, contribution, and performance. All full-time employees are covered by a health care package, as applicable in their particular country, and all full-time employees have access to paid annual leave and company-paid holidays, based on the particular country in which they live.
Career Management. Human capital development underpins our efforts to execute our strategy and remain a leading global producer of innovative products. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. Particularly, our career development framework enables leaders and team members to identify career paths and opportunities. The individual development plan is the first step in this framework. Employees take ownership of their career development in consultation with their leaders and create a plan covering an appropriate time frame, given the person’s individual situation. We also conduct an annual assessment of individual performance and provide skills and leadership development training. In 2020, 100% of our in scope employees received an annual performance review.
Health, Safety and Wellness. The physical health, financial wellbeing, life balance, and mental health of our employees is fundamental to our success. We are committed to ensuring that employees have a safe working environment. We conduct internal audits on health and safety issues at our locations. We provide protective equipment to all impacted employees and conduct recurring employee health and detailed safety risk assessments. We also offer training of relevant employees on health and safety risks and best working practices. Twelve of our sites are certified as having responsible care management systems in place.
Throughout the year, we support the physical, financial, and mental wellbeing of all of our employees around the world through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other incentives. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee wellbeing, health, and safety. Among other actions, we have launched a COVID-19 crisis management team, implemented work-from-home requirements, social-distancing, restrictions on visitors to our facilities, and limited in-person meetings and other gatherings. See COVID-19 Pandemic included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on our response to the COVID-19 pandemic.
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
Our customers are facing increasing demands for more sustainable products and solutions. As a bio-based supplier of specialty chemicals and as a producer of specialty polymers that provides alternatives to non-recyclable materials, as well as solutions that can facilitate the circular economy, we believe we are positioned to benefit from these developing market trends.
Competition
In each of our markets, we compete on a range of factors, including price, breadth of product availability, product quality, sustainability features, and the speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce customized products and the availability of technical support. We also compete against a broad range of alternative materials throughout our product groups, including petrochemical, animal and vegetable-based substitutes. Major competitors in our market include large domestic and international companies. No one or small number of competitors is dominant across all industries in which we compete and no single customer accounted for 10.0% or more of our total revenue during the years ended December 31, 2020, 2019, and 2018.
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
We believe that raw material supplies for both segments will be available in quantities sufficient to meet demand in 2021. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Each of our reportable segments were impacted to a varying degree in 2020 by the volatility of raw material costs and these conditions may continue in 2021.
Research, Development, and Technology
Our primary research and development activities are conducted in laboratories in Almere, Netherlands; Amsterdam, Netherlands; Houston, Texas; Savannah, Georgia; and Shanghai, China. We also have a world class facility located at our Belpre, Ohio, site that accelerates polymer development efforts and the commercialization of new products and reduces customer qualification lead times. In addition to our core research activities, research and development personnel also support maintenance of ongoing business activities and other support functions. The below details our significant research and development activities:
Core research and development
•new product and process development
•technical support and new application development
•technology platform development
Business support
•safety and regulatory compliance
•operations and quality support
•technical support to sales team and customers
Patents, Trademarks, Copyrights, and Other Intellectual Property Rights
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks, and trade secrets. We had 850 granted patents and 270 pending patent applications at December 31, 2020. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, we expect a significant portion of our patent portfolio to remain in effect for a significant period. The granted patents and the applications cover both the U.S. and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business, and the overall profitability of our business is not dependent on any single patent, trademark, license, or franchise.
Our material trademarks will remain in effect unless we decide to abandon any of them, subject to possible third-party claims challenging our rights. Similarly, our trade secrets will preserve their status as such for as long as they are the subject of reasonable efforts, on our part, to maintain their secrecy. We maintain a number of trade names that are protected by trademark laws.
Governmental Regulation
Our operations in the U.S. and abroad are subject to a wide range of environmental laws and regulations at the international, national, state, and local levels. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to health, safety, environmental, risk reduction, and security matters. We incurred capital expenditures in

2020 for regulatory purposes of $16.2 million and estimate such expenditures will be approximately $25.1 million in 2021 and $19.9 million in 2022.
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

Item 1A.     Risk Factors.
Risks Related to Our Industry and Operations
Conditions in the global economy and capital markets, and in the petrochemical industry in particular, may have an adverse effect on our results of operations, financial condition, and cash flow.
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
Our manufacturing processes use the following primary raw materials: butadiene, styrene, isoprene, CTO, including black liquor soap that we refine into CTO, and CST. We have long-term supply agreements with LyondellBasell Industries (“LyondellBasell”), International Paper, and others to supply our raw material needs in the U.S. and Europe.
However, most of our long-term contracts contain provisions that allow our suppliers to limit, or allocate, the amount of raw materials shipped to us below the contracted amount in certain circumstances. If we are required to obtain alternate sources for raw materials because a supplier is unwilling or unable to perform under raw material supply agreements, if a supplier terminates its agreements with us, if we are unable to renew our existing contract, or if we are unable to obtain new long-term supply agreements to meet changing demand, we may not be able to obtain these raw materials in sufficient quantities, on economic terms, or in a timely manner, and we may not be able to enter into long-term supply agreements on terms as favorable to us, if at all. A lack of availability of raw materials could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We use the FIFO basis of accounting for inventory and cost of goods sold, and therefore gross profit. In periods of raw material price volatility, reported results under U.S. generally accepted accounting principles (“U.S. GAAP”) will differ from what the results would have been if cost of goods sold were based on estimated current replacement cost (“ECRC”). Specifically, in periods of declining raw material costs, reported gross profit will be lower under U.S. GAAP than under ECRC, and in periods of rising raw material costs, gross profit will be higher under U.S. GAAP than under ECRC. However, because raw material costs are difficult to predict, we cannot accurately anticipate fluctuations in raw material costs with precision, or effectively or economically hedge against the effects of any such change. If raw material costs fluctuate in a quarter, our results of operations and cash flows will be affected, the magnitude of which could be significant, which could cause our earnings and cash flows to depart from the periodic expectations of financial analysts or investors, and therefore, the market price of our common stock may be volatile as a result.
Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks, which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our facilities may require regulatory or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce our facilities’ production capacity below expected levels, which would reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing, or improving our facilities may also reduce profitability. Our facilities may also be subject to unanticipated damage as a result of natural disasters or terrorist attacks, as was the case for our Panama City, Florida, manufacturing facility during Hurricane Michael in October 2018.
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
We are party to agreements with third parties who provide site services, utilities, materials and facilities. Additionally our Berre, France, and Wesseling, Germany, plants are operated and maintained by a third party who also employs and provides substantially all of the staff for those facilities. If relationships with these third parties were to deteriorate or if the agreements for these services were to terminate, we would be forced to obtain these services from other parties or provide them ourselves. Additionally, at Berre and Wesseling, a termination of the third party agreement would require us to relocate our manufacturing facilities at those locations. The failure of our third party service providers and partners at our manufacturing facilities to perform their obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we might not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
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
In addition, competition in the various product applications in which we compete is intense. Increased competition from existing or newly developed SBCs, pine-based specialty chemicals or other products may reduce demand for our products in the future, and our customers may decide on alternate sources to meet their requirements. If we are unable to successfully compete with other producers of SBCs or refiners of CTO, or if other products can be successfully substituted for our products, our sales may decline. Our tall oil-based resins compete against hydrocarbon and gum-based resins in the adhesives and inks submarkets, and our TOFA competes against animal and vegetable-based fatty acids. We could be subject to pricing pressure from Chinese manufacturers of gum rosins, and hydrocarbon competitors have introduced metallocene-based products that compete directly with many of our adhesive tackifiers.
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
•explosions and fires;
•inclement weather and natural disasters;

•terrorist attacks;
•mechanical failure; and
•chemical spills and other discharges or releases of toxic or hazardous substances or gases.
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
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to collective bargaining arrangements or works counsel representation. Approximately 24.0% of our combined U.S. employees are represented by unions. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, the earliest of which expires in 2021, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, financial condition, and cash flow.
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
Chemical-related assets, and U.S. corporations such as ours, may be at a greater risk of future terrorist attacks (including both physical attacks and cyber-attacks) than other possible targets in the U.S. and throughout the world. Moreover, extraordinary events such as natural disasters or global or local health epidemics or pandemics could result in significant damage to our facilities and/or disruption of our operations and may negatively affect local economies, including those of our customers or suppliers. The occurrence of such events cannot be predicted, although their occurrence can be expected to continue to adversely impact the economy in general and our specific markets.
The resulting damage from a natural disaster or terrorist attack could include loss of life, property damage or site closure. Several of our facilities are located in regions where natural disasters have previously disrupted, and may in the future disrupt, our ability to manufacture and deliver products from certain facilities and require us to temporarily declare an excused performance, or force majeure, on certain products under our existing agreements with customers. Any damage resulting in stoppage or reduction of our facilities’ production capacity could reduce our revenues, and any unanticipated capital expenditures to repair such damage (to the extent not covered by our insurance policies) may reduce profitability. Any, or a combination, of these factors could also adversely impact our results of operations, financial position and cash flows.

In addition, global or local heath epidemics and pandemics may result in disruption of our operations. For example, the coronavirus outbreak originating in China at the beginning of 2020 has resulted in closures, quarantines, travel restrictions and extended shutdown of certain businesses in regions in which we operate and has also, to a certain extent, interfered with general commercial activity related to our supply chain and customer base. Going forward, this and other global or local heath epidemics and pandemics could have a material adverse effect on our results of operations, financial position, and cash flows.
The COVID-19 pandemic is adversely impacting our business.
We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our business and operations. The scope of the effects of the COVID-19 pandemic and its related economic impact on our business depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically.
We have taken actions to help ensure the continuity of business through the COVID-19 pandemic, including activating our business continuity plans, implementing other steps to enable employees to work remotely, and safety protocols established within our innovation centers and manufacturing facilities. The impact of these steps on our workforce has presented new challenges for our employees as they balance the demands of the pandemic with their daily operating responsibilities.
Importantly, the COVID-19 pandemic may have a material adverse effect on other third parties upon which we rely, and our ability to assess those effects in any meaningful manner are difficult at this time. In addition, a number of third parties upon which we depend may experience financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations or may be relieved of their obligations to us as part of the bankruptcy process, which in either case could adversely affect our business.
Lastly, the negative impact on spending globally due to the COVID-19 pandemic may, depending upon the severity, adversely affect several areas of our businesses and may negatively impact our operating results.
Climate change and sustainability initiatives may result in significant operational changes and expenditures and adversely affect our business.
Continuing political and social attention to the issue of climate change and sustainability has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions. These agreements and measures may require, or could result in future legislation and regulatory measures that require, significant equipment modifications, operational changes, taxes, or purchase of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures and compliance, operating, maintenance and remediation costs.
Risks Related to Financing and Tax
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the terms of our indebtedness, including our senior notes and our senior secured credit facilities.
As of December 31, 2020, we had €85.0 million, or approximately $104.2 million, in outstanding borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of our senior secured term loan facility (the “Term Loan Facility”). In addition, we had $400.0 million of 4.25% Senior Notes due 2025 (the “4.25% Senior Notes”) and €290.0 million (or approximately $355.4 million) of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes” and, together with the 4.25% Senior Notes, the “Senior Notes”) outstanding as of December 31, 2020. We also have a $300.0 million asset-based revolving credit facility (as amended, the “ABL Facility”), under which we had no outstanding borrowings as of December 31, 2020. Pursuant to the terms of our Term Loan Facility and ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions.
In addition, our KFPC joint venture has a syndicated loan agreement due in full by January 2022 (“KFPC Loan Agreement”) in the amount of 5.5 billion new Taiwanese dollars (“NTD”) (or approximately $195.7 million) which provided additional funding to construct the HSBC facility in Taiwan and provided funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent (50%) of the indebtedness, of which NTD 1.5 billion (or approximately $52.7 million) of indebtedness was outstanding as of December 31, 2020. KFPC also has revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $76.5 million). As of December 31, 2020, NTD 1.0 billion (or approximately $37.0 million) was drawn on the KFPC Revolving Facilities. Kraton Polymers LLC does not guarantee any of the KFPC Revolving Facilities.
Our current, or any future, indebtedness could:
•make it more difficult for us to satisfy our financial obligations;

•increase our vulnerability to adverse economic, industry, and market conditions;
•increase the risk that we breach financial covenants and other restrictions in our debt agreements, which can be exacerbated by volatility in the cost of our raw materials and the resulting impact on our earnings;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in the business and industry in which we operate;
•restrict us from exploiting business opportunities;
•place us at a disadvantage compared to our competitors that have less debt and lease obligations; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes or to refinance our existing debt.
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
Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness, or we may pay dividends in the future. This could further exacerbate the risks associated with our financial leverage.
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, we had $14.0 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $175.5 million. In addition, if we and/or our subsidiaries incur new debt, the related risks that we now face as a result of our leverage would intensify.
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
Our current debt instruments do, and any future debt instruments may, contain a number of restrictive covenants that impose significant operating and financial restrictions on us. Under the terms of our ABL Facility, we are subject to a financial covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 if availability under the facility is below specified amounts. In addition, our debt instruments may include restrictions on our ability to, among other things:
•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments (including certain equity issuances).
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
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. We might not generate sufficient cash flow to repay indebtedness as currently anticipated. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms, or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and could require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. At December 31, 2020, approximately $193.9 million, or 20.4%, of our $950.1 million total debt was at a variable rate. Additionally, any interest rate swaps we enter may not fully mitigate our interest rate risk.
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
We are subject to taxes in the U.S., as well as numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowances recorded against net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. Tax laws, regulations and administrative practices may be subject to change due to economic or political conditions including fundamental changes to the tax laws applicable to corporate multinationals. The U.S., countries in the European Union and a number of other countries are actively considering changes in this regard.
In addition, our tax returns are subject to examination by the U.S. and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of the examinations. Changes in tax laws, increase of tax rates, or adverse outcomes resulting from examinations of our tax returns could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
We may be unable to realize the benefits of our net operating loss carry-forwards (“NOLs”).
NOLs may be carried forward to offset taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain requirements and limitations. Based on various corporate income tax rates in various jurisdictions, our NOLs and other tax attributes carried forward could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently.
The amount of NOLs that we have claimed has not been audited or otherwise validated by each tax jurisdiction. The various tax authorities could challenge our tax positions that could impact the amount of our NOLs. The tax law provisions for the various tax jurisdiction may limit our ability to utilize the NOLs carried forward to offset taxable income in future years. If the various tax authorities were successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced that may have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

A decrease in the fair value of pension and other post-retirement assets could materially increase future funding requirements of the pension and other post-retirement plans.
We sponsor defined benefit pension and other post-retirement plans. The total projected benefit obligation of our defined benefit pension and other post-retirement plans exceeded the fair value of the plan assets by approximately $137.9 million at December 31, 2020. We contributed $10.3 million to the pension and other post-retirement plans in 2020. Among the key assumptions inherent in the actuarially calculated pension and other post-retirement plan obligations and pension and other post-retirement plan expenses are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension and other post-retirement plan obligations could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Legal and Regulatory Matters
The European Union’s Directive 2009/28 on the promotion of the use of energy from renewable resources (“Renewable Energy Directive” or “RED”), which will be repealed on July 1, 2021 (the “RED”), and the new Directive replacing Directive 2009/28, which has to be transposed by Member States by June 30, 2021 (the “RED II”), and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, which may have an adverse effect on our results of operations, financial condition, and cash flow.
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
RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel currently fulfills RED’s biofuel sustainability criteria. In spring 2015, the EU adopted amendments to RED, expressly listing CTO as a residue-type feedstock, the use of which in biofuel would make that biofuel eligible for double counting towards national targets of the Member States, and at least two Member States additionally have or plan fiscal incentives for the domestic marketing of CTO-based and other qualifying biofuels.
In late 2018, the EU adopted the RED II for the period 2021-2030. The RED II contains higher obligations and goals than the RED, an EU-wide binding target of a 32% share of energy from renewable sources in the gross final consumption of energy by 2030, and a share of 14% of renewable energy in the transport sector by 2030. According to the RED II, Member States shall set out national indicative trajectories for their contributions to the EU-wide target, and these trajectories shall be based on the targets set out in the RED for 2020.
As for the transport sector target, the RED II provides that Member States shall require fuel suppliers to supply a share of at least 14% of fuels from renewable sources, including a share of 3.5% of advanced biofuels. CTO based biofuels shall, according to the RED II, be counted as advanced biofuels, and Member States may still double count the contribution of such fuels. In addition to these developments in the European Union, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S.
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
Many of our products provide critical performance attributes to our customers’ products, which are sold to consumers who could potentially bring product liability suits in which we could be named as a defendant. For example, certain of the chemicals or substances that are used in our businesses, including alkyl phenols such as bisphenol A and nonylphenol, flammable solvents such as toluene, xylene and alcohols, and rosin, formaldehyde and resin dust, have been identified as having potentially harmful health effects. The sale of these products entails the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, the customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage, for which we are not otherwise indemnified, could have a material adverse effect on our industry, our reputation, or on our financial condition or results of operations. There can be no assurance that our efforts to protect ourselves from product liability claims in this regard will ultimately protect us from any such claims.

Failure to comply with the Foreign Corrupt Practices Act and other similar worldwide anti-bribery, anti-corruption, and anti-fraud laws or sanction laws may subject us to penalties, which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-fraud. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits issuers and their strategic or local partners, agents or representatives, which we refer to as our intermediaries (even if those intermediaries are not themselves subject to the FCPA or other similar laws), from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit, and the United Kingdom Bribery Act 2010 (the “Bribery Act”) as well as anti-bribery and anti-corruption laws of the various jurisdictions in which we operate. Sanction laws prohibit sales to certain persons or locations and impose other restrictions on our operations.
We currently take precautions to comply with these laws. However, these precautions may not protect us against liability, particularly as a result of actions by our intermediaries through whom we have exposure under these anti-bribery, anti-corruption and anti-fraud laws, as well as sanction laws, even though we may have limited or no ability to control such intermediaries. Additionally, we have operations in certain countries where strict compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices.
In order to effectively operate in certain foreign jurisdictions, circumstances may require that we establish joint ventures with local operators or use third-party agents, distributors and marketing representatives. The establishment of joint ventures with local operators and the use of third-party intermediaries may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-bribery, anti-corruption laws or anti-fraud. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive and damaging to our reputation and could negatively impact our stock price. Failure by us or our intermediaries to comply with the foregoing or other anti-bribery, anti-corruption and anti-fraud laws, as well as sanction laws, could adversely impact our results of operations, financial position, and cash flows, damage our reputation and negatively impact our stock price.
As a global business, we are exposed to local business risks in different countries, which may have an adverse effect on our results of operations, financial condition, and cash flow.
We procure raw materials from foreign countries and have significant operations in foreign countries, including manufacturing facilities, research and development facilities, offices, sales personnel and customer support operations. Currently, we operate, or others operate on our behalf, manufacturing facilities in Finland, France, Germany, Japan and Sweden, in addition to our operations in the U.S. Furthermore, we are a 50/50 joint venture partner with FPCC to own and operate a 30 kiloton HSBC plant at FPCC’s petrochemical site in Mailiao, Taiwan.
Our foreign operations are subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:
•new and different legal and regulatory requirements in local jurisdictions;
•data privacy regulations;
•export duties or import quotas;
•domestic and foreign customs and tariffs or other trade barriers;
•potential staffing difficulties and labor disputes;
•risk of non-compliance with the U.S. FCPA, the U.K. Bribery Act, or similar anti-bribery legislation in other countries by agents or other third-party representatives;
•managing and obtaining support and distribution for local operations;
•increased costs of transportation or shipping;
•credit risk and financial conditions of local customers and distributors;
•potential difficulties in protecting intellectual property;
•risk of nationalization of private enterprises by foreign governments;
•potential imposition of restrictions on investments;
•varying permitting and approval requirements;

•potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;
•foreign currency exchange restrictions and fluctuations;
•local political and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries;
•the outbreak of global or regional health epidemics or pandemics; and
•civil unrest, including labor unrest, in response to local political conditions.
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
Compliance with extensive environmental, health, and safety laws and regulations (including changes to such laws and regulations) could require material expenditures, changes in our operations or site remediation.
The manufacture and sale of our products can present potentially significant health and safety concerns and are also under increased public and governmental scrutiny. Our products are also used in a variety of applications that have specific regulatory requirements, such as those relating to products that have contact with food or are used for medical applications.
We use large quantities of hazardous substances and generate hazardous wastes in our manufacturing operations. Consequently, our operations are subject to extensive environmental, health and safety laws and regulations at the international, national, state and local level in multiple jurisdictions. These laws and regulations govern, among other things, air emissions, wastewater discharges, solid and hazardous waste management and disposal, occupational health and safety, including dust and noise control, site remediation programs and chemical use and management. Many of these laws and regulations have become more stringent over time, and the costs of compliance with these requirements may increase, including costs associated with any necessary capital investments. In addition, our production facilities require operating permits that are subject to renewal and, in some circumstances, revocation. The necessary permits may not be issued or continue in effect, and renewals of any issued permits may contain significant new requirements or restrictions. The nature of the chemical industry exposes us to risks of liability due to the use, production, management, storage, transportation and sale of materials that are heavily regulated or hazardous and can cause contamination or personal injury or damage if released into the environment.
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
Jurisdictions outside the U.S. are also addressing greenhouse gases by legislation or regulation. In addition, efforts have been made and continue to be made at the international level toward the adoption of international treaties or protocols that would address global greenhouse gas emissions. These requirements to limit greenhouse gas emissions may require us to incur capital investments to upgrade our operations to comply with any future greenhouse gas emissions controls. While the impact of any such legislation, regulation, treaties or protocols is currently unknown, any such legislation, regulation, treaties or protocols, if enacted, may have an adverse effect on our operations or financial condition.
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
We face the risk that individuals could, in the future, seek damages for personal injury due to exposure to chemicals at our facilities or to chemicals otherwise owned or controlled by us. We may be subject to future claims with respect to workplace exposure, workers’ compensation, and other matters. Additionally, under certain of the lease and operating agreements for our sites, we are required to indemnify the third party in certain circumstances, including in certain circumstances for loss and damages resulting from their negligence in performing their obligations.
Some environmental laws could impose on us the entire cost of clean-up of contamination present at a facility even though we did not cause the contamination, and we may be required to undertake and pay for remediation of on-site contamination resulting from past operations at our current sites.
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
We are subject to numerous regulations, including customs and international trade laws, export control, data privacy, antitrust laws and zoning and occupancy laws that regulate manufacturers generally and/or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors. Particularly, data privacy and protection laws in the U.S., Europe, including but not limited to the General Data Protection Regulation, and elsewhere are evolving and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. In addition, we face risk associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements, including the ongoing tariffs imposed by the U.S. on imports from China and Chinese tariffs on imports from the U.S.
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

Risks Related to Stock Ownership
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
Provisions of our charter and bylaws may have the effect of delaying, deferring or preventing a change in control of our company. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in the entrenchment of current management. For example, our charter and bylaws:
•establish a classified board of directors so that not all members of our board of directors are elected at one time;
•require that the number of directors be determined, and provide that any vacancy or new board seat may be filled only by the board;
•do not permit stockholders to act by written consent;
•do not permit stockholders to call a special meeting;
•permit the bylaws to be amended by a majority of the board without shareholder approval, and require that a bylaw amendment proposed by stockholders be approved by two-thirds of all outstanding shares;
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, by our board of directors without shareholder approval.
Our Kraton Corporation Executive Severance Program and the equity arrangements with our executive officers also contain change in control provisions. Under the terms of these arrangements, the executive officers are entitled to receive significant cash payments, immediate vesting of options, restricted shares and notional shares, and continued medical benefits in the event their employment is terminated under certain circumstances within twenty four months following a change in control, and with respect to certain equity awards, within two years following a change in control.
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
Investor sentiment towards climate change and sustainability could adversely affect our business and our stock price.
Investor sentiment towards climate change and sustainability could adversely affect our business and our stock price. Members of the investment community are increasing their focus on sustainability practices, including practices related to GHGs and climate change. As a result, we may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock. If we are unable to meet the sustainability standards set by these investors, we may lose investors, our stock price may be negatively impacted, and our reputation may be negatively affected.
Risks Related to Technology and Intellectual Property
If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.
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
Our success depends, to a significant degree, upon our ability to protect and preserve our intellectual property and other proprietary information relating to our business. However, we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights to the same degree as in the U.S. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or otherwise harming our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.
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
We depend on integrated information systems to conduct our business. Increased global information systems security threats and more sophisticated, targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data, operations, and communications. While we attempt to mitigate these risks by employing a number of measures, including security measures, upgrading our equipment or software, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, if these measures prove inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary and confidential information, and communications or customer data, having our business operations interrupted, our supply chain interrupted, and increased costs to prevent, respond to, or mitigate these cyber security threats. Any significant disruption or slowdown of our systems could cause customers to cancel orders, resulting in us being unable to manufacture or deliver products (or create delays), harm our reputation, or cause standard business processes to become inefficient or ineffective, which could adversely affect our results of operations, financial position, or cash flows.
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

Polymer Segment
Location	Principal Products	Approximate Square Footage	Owned/Leased
Belpre, Ohio	Performance Products, Specialty Polymers, Cariflex	3,600,000	Owned	(1)
Wesseling, Germany	Performance Products	354,000	Owned	(2)
Berre, France	Performance Products, Specialty Polymers	392,000	Owned	(2)
Kashima, Japan	Performance Products	395,000	Owned	(3)
Mailiao, Taiwan	Specialty Polymers	1,800,000	Owned	(4)

Chemical Segment
Location	Principal Products (Upgrades)	Approximate Square Footage	Owned/Leased
Panama City, Florida	Rosin Esters, Dispersions	217,626	Owned
Pensacola, Florida	Terpene Resins	64,109	Owned
Savannah, Georgia	Rosin Esters	186,125	Owned	(5)
Dover, Ohio	Dimer Acids, Polyamides	166,824	Owned
Oulu, Finland	Rosin Esters and Soaps	167,681	Owned	(6)
Niort, France	AMS, Terpene Resins	187,405	Owned
Sandarne, Sweden	Rosin Esters, Dispersions	378,892	Owned
Gersthofen, Germany	Disprorosins	39,116	Owned
________________________________________________
(1)A portion of the HSBC capacity at the Belpre facility is owned by Infineum USA, a joint venture between Shell Chemicals and ExxonMobil that makes products for the lubricant additives business.
(2)Our Wesseling and Berre manufacturing facilities are located on LyondellBasell sites. We lease the land, but own the manufacturing facilities and production equipment. We have operating agreements with LyondellBasell for various site services, utilities, materials, and facilities.
(3)The Kashima manufacturing facility is owned and operated by a 50%-50% joint venture between us and JSR, named Kraton JSR Elastomers K.K. (“KJE”). We are generally entitled to 50% of this production pursuant to our joint venture agreement. JSR markets its portion of the production under its own trademarks, and we market our portion of the production under the Kraton® brand name, although this amount may vary from time to time.
(4)The Mailiao facility is our 50%-50% KFPC joint venture with FPCC, and the joint venture leases the land, but owns the manufacturing facility and production equipment.
(5)We own our black liquor soap acidulation manufacturing facility located in Savannah, Georgia. However, this manufacturing facility is located on land that we lease, and the lease expires on February 28, 2057.
(6)We own our manufacturing facility located in Oulu, Finland. However, this facility is located on land that we lease, and the lease expires on August 31, 2044, with an option to extend the term until August 31, 2095.

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
As of February 22, 2021, we had approximately 54 shareholders of record of our common stock.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Kraton Corporation	71.46%	69.14%	(54.66)%	15.93%	9.76%
S&P SmallCap 600 Index	26.56%	13.23%	(8.48)%	22.78%	11.29%
Dow Jones U.S. Specialty Chemicals	10.54%	22.39%	(6.84)%	12.25%	15.20%

	Cumulative Value of $100 Investment, through December 31, 2020
Company Name / Index	Base Period 12/31/15	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Kraton Corporation	$100.00	$171.46	$290.01	$131.49	$152.44	$167.31
S&P SmallCap 600 Index	$100.00	$126.56	$143.30	$131.15	$161.03	$179.20
Dow Jones U.S. Specialty Chemicals	$100.00	$110.54	$135.29	$126.03	$141.47	$162.98
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
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the three months ended December 31, 2020, we did not repurchase any of our common stock under this program. We are not obligated to acquire any specific number of shares of our common stock.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Programs(2)
October 1, 2020 through October 31, 2020	186	$17.80	—	$40,000,036
November 1, 2020 through November 30, 2020	—	—	—	40,000,036
December 1, 2020 through December 31, 2020	—	—	—	40,000,036
Total	186	$17.80	—	$40,000,036
_____________________________________________________
(1)The total number of shares disclosed in this column includes 186 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.
(2)This column contains repurchases under the Share Repurchase Program.

Item 6.     Selected Financial Data.
The selected financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Form 10-K as well as the consolidated financial statements and the related notes.

	Years Ended December 31,
	2020 (2)	2019	2018	2017	2016 (3)
	(In thousands, except per share data)
Consolidated statements of operations data:
Revenue	$1,563,150	$1,804,436	$2,011,675	$1,960,362	$1,744,104
Cost of goods sold	1,165,279	1,390,007	1,431,069	1,415,659	1,262,542
Gross profit	397,871	414,429	580,606	544,703	481,562
Operating expenses:
Research and development	40,743	41,073	41,296	40,283	39,129
Selling, general, and administrative	161,944	149,800	153,897	161,260	177,356
Depreciation and amortization	126,022	136,171	141,410	137,162	125,658
Impairment of goodwill	400,000	—	—	—	—
Gain on insurance proceeds	—	(32,850)	(8,900)	—	—
Loss on disposal of fixed assets	750	773	2,169	514	665
Operating income	(331,588)	119,462	250,734	205,484	138,754
Other income (expense)	995	3,339	(3,472)	(3,360)	(2,503)
Disposition and exit of business activities	175,189	—	—	—	28,416
Loss on extinguishment of debt	(40,843)	(3,521)	(79,866)	(35,389)	(13,423)
Earnings of unconsolidated joint venture (1)	457	506	471	486	394
Interest expense, net	(57,930)	(75,782)	(93,772)	(132,459)	(138,952)
Income (loss) before income taxes	(253,720)	44,004	74,095	34,762	12,686
Income tax benefit (expense)	32,034	11,813	(3,574)	57,884	91,954
Consolidated net income (loss)	(221,686)	55,817	70,521	92,646	104,640
Net (income) loss attributable to noncontrolling interest	(3,916)	(4,512)	(3,506)	4,903	2,668
Net income (loss) attributable to Kraton	$(225,602)	$51,305	$67,015	$97,549	$107,308
Earnings (loss) per common share:
Basic	$(7.08)	$1.61	$2.10	$3.12	$3.48
Diluted	$(7.08)	$1.60	$2.08	$3.07	$3.43
Weighted average common shares outstanding:
Basic	31,746	31,581	31,416	30,654	30,180
Diluted	31,746	31,881	31,789	31,140	30,621
________________________________________________
(1)Represents our 50% joint venture interest in KJE, which is accounted for using the equity method of accounting.
(2)The results of our Cariflex business are included within our consolidated statements of operations through March 6, 2020, the date of our sale of the Cariflex business. Upon closing, we entered into a multi-year IRSA for a period of five years, with an optional extension for an additional five years. The results of the IRSA are included within our consolidated statements of operations thereafter.
(3)On January 6, 2016, we completed the acquisition of Arizona Chemical. The results of this acquisition are included within our consolidated statements of operations thereafter.

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated balance sheets data:
Cash and cash equivalents	$85,901	$35,033	$85,891	$89,052	$121,749
Total assets	$2,460,957	$2,832,385	$2,894,704	$2,932,527	$2,906,645
Total debt	$937,863	$1,364,625	$1,532,619	$1,617,528	$1,739,525

EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures, as well as estimated current replacement cost (“ECRC”) of our inventory and cost of goods sold to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. generally accepted accounting principles (“U.S. GAAP”).

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
EBITDA (1)(4)	$(69,768)	$255,957	$309,277
Adjusted EBITDA (2)(3)(4)	$262,097	$320,592	$378,043
Adjusted Diluted Earnings Per Share (2)(4)	$1.29	$2.94	$3.16
__________________________________________________
(1)On a consolidated basis, EBITDA represents net income before interest, taxes, depreciation and amortization. On a reporting segment basis, EBITDA represents segment operating income before depreciation and amortization, other income (expense), loss on extinguishment of debt, and earnings of unconsolidated joint venture. Limitations for EBITDA as an analytical tool include the following:
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
(2)The majority of our consolidated inventory is measured using the FIFO basis of accounting. As part of our pricing strategy, we measure our business performance using the ECRC of our inventory and cost of goods sold. Our ECRC is based on our current expectation of the current cost of our significant raw material inputs.  ECRC is developed monthly based on actual market-based contracted rates and spot market purchase rates that are expected to occur in the period. We then adjust the value of the significant raw material inputs and their associated impact to finished goods to the current replacement cost to arrive at an ECRC value for inventory and cost of goods sold. The result of this revaluation from the U.S. GAAP carrying value creates the spread between U.S. GAAP and ECRC. We maintain our perpetual inventory in our global enterprise resource planning system, where the carrying value of our inventory is determined. With inventory valued under U.S. GAAP and ECRC, we then have the ability to report cost of goods sold and therefore Adjusted EBITDA and Adjusted Diluted Earnings Per Share under both our U.S. GAAP convention and ECRC.
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share is $32.9 million and $8.9 million, which was recognized as a gain on insurance proceeds, reimbursing us for the lost margin, direct costs, and capital expenditures known to date in the Condensed Consolidated Statement of Operations for the years ended December 31, 2019 and 2018, respectively. Also included are IR sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. The IRSA sales include amortization of non-cash deferred income of $18.5 million for the year ended December 31, 2020, which represents revenue deferred until the products are sold under the IRSA.

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
We reconcile each of consolidated net income (loss) and reporting segment operating income to EBITDA, and then to Adjusted EBITDA as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Polymer	Chemical	Total	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$(225,602)			$51,305			$67,015
Net income attributable to noncontrolling interest			3,916			4,512			3,506
Consolidated net income (loss)			(221,686)			55,817			70,521
Add (deduct):
Income tax (benefit) expense			(32,034)			(11,813)			3,574
Interest expense, net			57,930			75,782			93,772
Earnings of unconsolidated joint venture			(457)			(506)			(471)
Loss on extinguishment of debt			40,843			3,521			79,866
Other (income) expense			(995)			(3,339)			3,472
Disposition and exit of business activities			(175,189)			—			—
Operating income (loss)	$56,802	$(388,390)	(331,588)	$57,343	$62,119	119,462	$159,162	$91,572	250,734
Add (deduct):
Depreciation and amortization	52,910	73,112	126,022	59,151	77,020	136,171	71,006	70,404	141,410
Disposition and exit of business activities	175,189	—	175,189	—	—	—	—	—	—
Other income (expense)	(87)	1,082	995	(1,923)	5,262	3,339	(4,311)	839	(3,472)
Loss on extinguishment of debt	(40,843)	—	(40,843)	(3,521)	—	(3,521)	(79,866)	—	(79,866)
Earnings of unconsolidated joint venture	457	—	457	506	—	506	471	—	471
EBITDA (non-GAAP) (a)	244,428	(314,196)	(69,768)	111,556	144,401	255,957	146,462	162,815	309,277
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	13,656	1,392	15,048	10,475	946	11,421	5,517	(607)	4,910
Disposition and exit of business activities	(175,189)	—	(175,189)	—	—	—	—	—	—
(Gain) loss on disposal of fixed assets	—	(1,316)	(1,316)	535	—	535	—	—	—
Loss on extinguishment of debt	40,843	—	40,843	3,521	—	3,521	79,866	—	79,866
Impairment of goodwill	—	400,000	400,000	—	—	—	—	—	—
Hurricane related costs (c)	—	—	—	—	15,025	15,025	—	13,651	13,651
Hurricane reimbursements (d)	—	—	—	—	(26,561)	(26,561)	—	—	—
KFPC startup costs (e)	—	—	—	3,019	—	3,019	897	—	897
Sale of emissions credits (f)	—	—	—	—	(4,601)	(4,601)	—	—	—
Non-cash compensation expense	11,361	—	11,361	9,493	—	9,493	8,102	—	8,102
Spread between FIFO and ECRC	32,384	8,734	41,118	49,565	3,218	52,783	(26,042)	(12,618)	(38,660)
Adjusted EBITDA (non-GAAP)	$167,483	$94,614	$262,097	$188,164	$132,428	$320,592	$214,802	$163,241	$378,043
_________________________________________________
(a)Included in EBITDA is a $32.9 million gain on insurance, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.
Also included in EBITDA are IR sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $18.5 million for the year ended December 31, 2020, which represents revenue deferred until the products are sold under the IRSA.

(b)Charges related to the evaluation of acquisition and disposition transactions, severance expenses, and other restructuring related charges, which are recorded primarily in selling, general, and administrative expenses.
(c)Incremental costs related to Hurricane Michael and Hurricane Dorian, which are recorded in cost of goods sold.
(d)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.
(e)Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold for 2019 and selling, general, and administrative expenses for 2018.
(f)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

We reconcile U.S. GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years Ended December 31,
	2020	2019	2018
Diluted Earnings Per Share	$(7.08)	$1.60	$2.08
Transaction, acquisition related costs, restructuring, and other costs (a)	0.36	0.27	0.13
Disposition and exit of business activities	(4.77)	—	—
Loss on disposal of fixed assets	(0.03)	0.01	—
Loss on extinguishment of debt	0.99	0.08	1.91
Impairment of goodwill	12.39	—	—
Tax restructuring	(1.56)	—	—
Hurricane related costs (b)	—	0.55	0.32
Hurricane reimbursements (c)	—	(0.83)	—
KFPC startup costs (d)	—	0.04	0.01
Tax reform repatriation (e)	—	—	(0.28)
Sale of emissions credits (f)	—	(0.11)	—
Spread between FIFO and ECRC	0.99	1.33	(1.01)
Adjusted Diluted Earnings Per Share (non-GAAP)	$1.29	$2.94	$3.16
_________________________________________________
(a)Charges related to the evaluation of acquisition and disposition transactions, severance expenses, and other restructuring related charges, which are recorded primarily in selling, general, and administrative expenses.
(b)Incremental costs related to Hurricane Michael and Hurricane Dorian, which are recorded in cost of goods sold.
(c)Reimbursement of incremental costs related to Hurricane Michael, which is recorded in gain on insurance proceeds.
(d)Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold for 2019 and selling, general, and administrative expenses for 2018.
(e)Tax repatriation and deferred tax rate change relating to the 2017 U.S. Tax Cuts and Jobs Act.
(f)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2018 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our polymers are typically formulated or compounded with other products to achieve improved, customer-specific performance characteristics in a variety of applications. We seek to maximize the value of our product portfolio by emphasizing complex or specialized polymers and innovations that yield higher margins than more commoditized products. We sometimes refer to these complex or specialized polymers or innovations as being more “differentiated.” We believe our SBC products offer many characteristics that help our customers drive towards their sustainability goals. Among others, our SBCs may offer features such as greater recyclability, increased durability that reduces the costly need for maintenance and replacement, and alternatives to less environmentally friendly materials, such as PVCs.
Our USBC paving and roofing applications provide a sustainable alternative by increasing durability, which extend road and roof life. Our products are also found in medical applications, personal care products such as disposable diapers, oil additives, gels, and various other consumer goods. Our products are also used to impart tack and shear properties in a wide variety of adhesive products and to impart characteristics such as flexibility and durability in sealants and corrosion resistance in coatings.
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
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co, Ltd. (“Daelim”). As part of the sale, we entered into a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with Daelim. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years. As the IRSA product sales are at cost, we deferred approximately $180.6 million of the aggregate purchase price for our Cariflex business. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. We continue to monitor the progression of the COVID-19 pandemic on a daily basis, and we have a dedicated COVID-19 crisis management team that meets regularly. The safety and well-being of our employees, stakeholders, and the communities in which we operate remains our primary concern. While our essential manufacturing plant and research and development laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
To date, our plants have continued to operate at normal capacities, and our supply chain has remained largely intact, with adequate availability of key raw materials. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, and supplemented on August 18, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While the members of the European Union issue critical infrastructure orders on a country-by-country basis, thus far, they have taken a similar approach to the U.S. Department of Homeland Security guidance. Although there has been some disruption in global logistics channels, we have not experienced significant delays in fulfillment of customer orders. We believe our geographic and end market diversification partially mitigate our exposure, as we serve many customers whose products remain vital in the current environment.
In our Chemical segment, during the second half of 2020, we saw improvement in demand trends, compared to the second quarter of 2020, within the tires, automotive, oilfield, and lubricants/fuel additives applications. Despite the improved global demand trends, COVID-19 continues to modestly affect sales volumes in the Chemical segment’s market sectors noted above. As future impact of COVID-19 remains uncertain, we could see continued pressure on sales volumes in the Chemical segment during 2021, primarily in the oilfield sector.
In our Polymer segment, during the second half of 2020, we saw improved demand trends globally and most applications, compared to the first half of 2020. This recovery was aided by enhanced sales into medical applications and the global recovery of demand for consumer durables and automotive applications.
We are unable to accurately predict the impact that the pandemic will have on our business and results of operations for 2021 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter) due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, additional actions that may be taken by governmental authorities, and other unintended consequences. Furthermore, the pandemic has adversely impacted, and may further adversely impact, the national and global economy, particularly in less essential end markets. There can also be no assurance that demand for our products (regardless of end market) or our supply chain will not be adversely affected by the continued impact of the COVID-19 pandemic on the global economy. Moreover, we are unable to predict actions that may be taken by our competitors, some of which may be less diversified, that could negatively impact pricing or demand for our products.
While the future remains uncertain, our geographic and end market diversification, such as medical, adhesives, and food packaging, may partially mitigate any financial exposure, as we serve many customers whose products remain vital in the current environment. We will continue to monitor the impacts of COVID-19, including possible disruption in global logistics channels. We are able to implement operational cost reductions and logistics initiatives as needed. While the impacts of COVID-19 contributed to the goodwill impairment in our Chemical segment, as discussed further in Note 14 Industry Segments and Foreign Operations, we do not currently anticipate any material impairments with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements. Not withstanding the foregoing, we continue to assess the impacts, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to the COVID-19 pandemic continue to have an impact on market demand.
Our Chemical segment has been impacted by the decline in certain end uses including oilfield, tires, and industrial demand. The segment also continues to see pressure on pricing from 2019 levels in the rosin market, driven by adverse market fundamentals and excess availability of low-cost C5 hydrocarbon tackifiers. While rosin prices have stabilized, we do not expect pricing to materially change in the near term. Prices for upgraded products within our CST chain have stabilized, but remain below 2019 levels. However, market fundamentals are expected to improve in the near term.
RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices for natural and synthetic rubber. Average purchase prices of our raw materials decreased during 2020 compared to 2019 for the Polymer segment and increased during 2020 compared to 2019 for the Chemical.
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
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from thirteen manufacturing facilities on three continents. Our sales and production costs are mainly denominated in U.S. dollars, Brazilian Real, Euro, Japanese Yen, Swedish Krona, and NTD. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2020	2019	2018
Americas	44.9%	41.8%	42.1%
Europe, Middle East, and Africa	34.7%	33.9%	35.3%
Asia Pacific	20.4%	24.3%	22.6%
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

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$1,563,150	$1,804,436	$2,011,675
Cost of goods sold	1,165,279	1,390,007	1,431,069
Gross profit	397,871	414,429	580,606
Operating expenses:
Research and development	40,743	41,073	41,296
Selling, general, and administrative	161,944	149,800	153,897
Depreciation and amortization	126,022	136,171	141,410
Gain on insurance proceeds	—	(32,850)	(8,900)
Loss on disposal of fixed assets	750	773	2,169
Impairment of goodwill	400,000	—	—
Operating income (loss)	(331,588)	119,462	250,734
Other income (expense)	995	3,339	(3,472)
Disposition and exit of business activities	175,189	—	—
Loss on extinguishment of debt	(40,843)	(3,521)	(79,866)
Earnings of unconsolidated joint venture	457	506	471
Interest expense, net	(57,930)	(75,782)	(93,772)
Income (loss) before income taxes	(253,720)	44,004	74,095
Income tax benefit (expense)	32,034	11,813	(3,574)
Consolidated net income (loss)	(221,686)	55,817	70,521
Net income attributable to noncontrolling interest	(3,916)	(4,512)	(3,506)
Net income (loss) attributable to Kraton	$(225,602)	$51,305	$67,015
Earnings (loss) per common share:
Basic	$(7.08)	$1.61	$2.10
Diluted	$(7.08)	$1.60	$2.08
Weighted average common shares outstanding:
Basic	31,746	31,581	31,416
Diluted	31,746	31,881	31,789
Consolidated Results
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue was $1,563.2 million for the year ended December 31, 2020 compared to $1,804.4 million for the year ended December 31, 2019, a decrease of $241.3 million, or 13.4%. Revenue for the Polymer segment decreased $195.4 million, driven by lower sales volumes due to the divestiture of our Cariflex business in March 2020. Revenue for the Chemical segment decreased $45.9 million. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,165.3 million for the year ended December 31, 2020 compared to $1,390.0 million for the year ended December 31, 2019, a decrease of $224.7 million, or 16.2%. Cost of goods sold decreased $193.1 million for the Polymer segment driven by lower volumes due to the divestiture of our Cariflex business in March 2020. Cost of goods sold for the Chemical segment decreased $31.6 million. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $161.9 million for the year ended December 31, 2020 compared to $149.8 million for the year ended December 31, 2019. The $12.1 million increase is primarily attributable to higher transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business and higher employee related costs, partially offset by reduced fixed costs initiatives.

Depreciation and amortization was $126.0 million for the year ended December 31, 2020 compared to $136.2 million for the year ended December 31, 2019. The decrease of $10.1 million was primarily attributable to the divestiture of our Cariflex business.
During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 14 Industry Segments and Foreign Operations.
Other income was $1.0 million for the year ended December 31, 2020 compared to other income of $3.3 million for the year ended December 31, 2019. The decrease of $2.3 million is driven by a gain of $4.6 million related to the sale of emissions credits accumulated by our Swedish Chemical legal entity during the year ended December 31, 2019, offset by lower net periodic pension expense of $1.9 million during the year ended December 31, 2020.
Disposition and exit of business activities was $175.2 million for the year ended December 31, 2020 related to the gain on sale of our Cariflex business. See Note 4 Disposition and Exit of Business Activities for further discussion on the sale of our Cariflex business.
We recorded a $40.8 million loss on extinguishment of debt during the year ended December 31, 2020. This includes $14.0 million in the first quarter of 2020 for the the write off of previously capitalized deferred financing costs, the write off of original issue discount, and a loss on the settlement of the ineffective portion of interest rate swaps due to the repayment in full of our U.S. dollar denominated tranche (the “USD Tranche”) and a partial repayment of our Euro Tranche with the net cash proceeds from the sale of our Cariflex business. During the fourth quarter of 2020, we called for redemption and satisfied and discharged our 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) and issued our 4.25% Senior Notes, for which we incurred $25.7 million for the write off of previously capitalized deferred financing costs and the call premium on our 7.0% Senior Notes. See Note 9 Long-Term Debt for further discussion.
We recorded a $3.5 million loss on extinguishment of debt during the year ended December 31, 2019, as a result of partial repayments of our Term Loan Facility. This includes the write off of previously capitalized deferred financing costs and original issue discount, partially offset by a gain resulting from our repurchase of 7.0% Senior Notes.
Interest expense, net, was $57.9 million for the year ended December 31, 2020 compared to $75.8 million for the year ended December 31, 2019, a decrease of $17.9 million. The decrease is due to the refinancing activities discussed above and lower overall indebtedness.
Our income tax provision was a $32.0 million and an $11.8 million benefit for the years ended December 31, 2020 and 2019, respectively. Our effective tax rates for the years ended December 31, 2020 and 2019 were a 12.6% and 26.8% benefit, respectively. During the year ended December 31, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0%, primarily due to the non-deductible goodwill impairment loss and reorganization income, offset by a tax benefit related to Dutch intellectual property rights and the tax impact of the sale of our Cariflex business. During the year ended December 31, 2019, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0%, primarily due to the reversal of certain uncertain tax positions, the mix of our pre-tax income or loss generated in various foreign jurisdictions, and the tax impact of certain permanent items.
As of December 31, 2020 and December 31, 2019, a valuation allowance of $39.5 million and $38.4 million, respectively, has been provided for NOL carryforwards and other deferred tax assets. We decreased our valuation allowance by $4.0 million during the year ended December 31, 2019, which includes a $3.9 million decrease primarily related to deferred tax rate changes and the utilization of NOL carryforwards in France and the United Kingdom. We consider the reversal of deferred tax liabilities within the NOL carryforward period, projected future taxable income, and tax planning strategies in making this assessment.
Net loss attributable to Kraton was $225.6 million, or $7.08 per diluted share, for the year ended December 31, 2020, a decrease of $276.9 million compared to a net income of $51.3 million, or $1.60 per diluted share, for the year ended December 31, 2019. Adjusted diluted earnings per share (non-GAAP) was $1.29 for the year ended December 31, 2020 compared to $2.94 for the year ended December 31, 2019. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP diluted earnings (loss) per share to adjusted diluted earnings per share.
Segment Results
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.

Polymer Segment

	Years Ended December 31,
	2020		2019		2018
Revenue	($ In thousands)
Performance Products	$459,906	53.6%	$531,437	50.5%	$631,728	51.7%
Specialty Polymers	316,206	36.9%	334,726	31.7%	408,628	33.5%
Cariflex (1)	36,930	4.3%	186,266	17.7%	180,814	14.8%
Isoprene Rubber (1)	42,986	5.0%	—	—%	—	—%
Other	1,530	0.2%	539	0.1%	416	—%
	$857,558		$1,052,968		$1,221,586

Operating income	$56,802		$57,343		$159,162
Adjusted EBITDA (non-GAAP) (2)	$167,483		$188,164		$214,802
Adjusted EBITDA margin (non-GAAP) (3)	19.5%		17.9%		17.6%
____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell Isoprene Rubber to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $18.5 million for the year ended December 31, 2020, which represents revenue deferred until the products are sold under the IRSA.
(2)See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue for the Polymer segment was $857.6 million for the year ended December 31, 2020 compared to $1,053.0 million for the year ended December 31, 2019. The decrease was due to lower sales volumes driven by the divestiture of our Cariflex business in March 2020 and lower average sales prices resulting from lower raw material costs across all product lines. The positive effect from changes in currency exchange rates between the periods was $2.5 million.

Polymer Segment Sales Volume % Change	Year Ended December 31, 2020
Performance Products	2.2%
Specialty Polymers	5.2%
Isoprene Rubber	100.0%
Subtotal	5.5%
Cariflex	(80.4)%
Total	(1.4)%
Sales volumes were 291.8 kilotons for the year ended December 31, 2020, a decrease of 4.2 kilotons, or 1.4%. The decrease is largely attributable to the divestiture of our Cariflex business, partially offset by the commencement of the IRSA during the first quarter of 2020. Specialty Polymers volumes increased 5.2% primarily driven by demand recovery in Asia. While we experienced the impacts of COVID-19 during the first half of 2020, the demand recovered during the second half of the year. The 2.2% increase in Performance Products sales volumes was driven by higher sales into adhesives applications, as well as improved paving and roofing demand within North America.
Cost of goods sold was $627.3 million for the year ended December 31, 2020 compared to $820.4 million for the year ended December 31, 2019, a decrease of $193.1 million, or 23.5%. The decrease in cost of goods sold reflects lower volumes and fixed costs as a result of the divestiture of our Cariflex business, lower average raw material costs, and lower maintenance and turnaround expense. Additionally, the cost of consumed raw materials were lower, which has lower average costs on a FIFO measurement basis of accounting. These impacts were partially offset by higher sales volumes in our Specialty Polymers and Performance Products product lines and the commencement of the IRSA during the first quarter of 2020. Additionally, changes in currency exchange rates between the periods resulted in a positive impact of $2.6 million.
For the year ended December 31, 2020, the Polymer segment operating income was $56.8 million compared to $57.3 million for the year ended December 31, 2019.
For the year ended December 31, 2020, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $167.5 million compared to $188.2 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA (non-GAAP) is mainly attributed to the divestiture of our Cariflex business in March 2020, in addition to the factors described above. However, on a comparative basis, excluding the net impact of $44.3 million attributable to the disposition of our Cariflex business, Adjusted EBITDA (non-GAAP) would have been approximately 18.0% higher for the year ended December 31, 2020. The positive effect from changes in currency exchange rates between the periods was $5.1 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).
Chemical Segment

	Years Ended December 31,
	2020		2019		2018
Revenue	($ In thousands)
Adhesives	$257,855	36.5%	$262,941	35.0%	$280,867	35.5%
Performance Chemicals	406,152	57.6%	438,146	58.3%	461,100	58.4%
Tires	41,585	5.9%	50,381	6.7%	48,122	6.1%
	$705,592		$751,468		$790,089

Operating income	$(388,390)		$62,119		$91,572
Adjusted EBITDA (non-GAAP) (1)	$94,614		$132,428		$163,241
Adjusted EBITDA margin (non-GAAP) (2)	13.4%		17.6%		20.7%
____________________________________________________
(1)See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.
(2)Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenue for the Chemical segment was $705.6 million for the year ended December 31, 2020 compared to $751.5 million for the year ended December 31, 2019. The decrease was primarily attributable to lower average sales prices in the CST chain driven by a decrease in gum turpentine price and lower average sales prices for rosin esters associated with excess hydrocarbon tackifier supply. The decline was also due to lower average sales prices in TOFA upgrades associated with the adverse impact of COVID-19. These impacts were partially offset by higher sales volumes of rosin ester adhesives and opportunistic raw material sales. The positive effect from changes in currency exchange rates between the periods was $8.5 million.

Chemical Segment Sales Volume % Change	Year Ended December 31, 2020
Adhesives	2.7%
Performance Chemicals	9.2%
Tires (1)	0.3%
Total	6.8%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 425.7 kilotons for the year ended December 31, 2020, an increase of 27.1 kilotons, or 6.8%, with higher opportunistic raw material sales within Performance Chemicals and increased rosin ester sales volumes, partially offset by lower sales volumes for TOFA and TOFA derivatives related to COVID-19 demand pressures.
Cost of goods sold was $538.0 million for the year ended December 31, 2020 compared to $569.6 million for the year ended December 31, 2019, a decrease of $31.6 million, or 5.6%. The decrease was driven by a decline in average raw material and energy costs, combined with lower sales of refinery product upgrades, partially offset by higher raw material sales volumes and timing of certain fixed costs. Additionally, the changes in currency exchange rates between the periods resulted in a negative impact of $7.6 million.
As of December 31, 2019, we finalized our insurance claims with our carrier related to Hurricane Michael. During the year ended December 31, 2019, we incurred an incremental $14.2 million of direct costs as we finalized the production ramp up back to operating capacity. Our insurance carrier provided an additional $32.9 million, of which $1.1 million was received in 2018 and deferred into 2019 when realized, of reimbursements under our insurance policies, which we recorded as a gain on insurance proceeds in the Consolidated Statement of Operations. This brings our total insurance proceeds to $41.8 million, which offsets the lost margin and reimburses us for the direct costs and capital expenditures.
For the year ended December 31, 2020, the Chemical segment operating loss was $388.4 million compared to operating income of $62.1 million for the year ended December 31, 2019, a decrease of $450.5 million, largely due to a non-

cash impairment charge of $400.0 million during the year ended December 31, 2020 and finalizing insurance claims related to Hurricane Michael in the year ended December 31, 2019, resulting in a $32.9 million recorded as a gain on insurance proceeds in the Condensed Consolidated Statement of Operations.
For the year ended December 31, 2020, the Chemical segment generated $94.6 million of Adjusted EBITDA (non-GAAP) compared to $132.4 million for the year ended December 31, 2019. The 28.6% decrease in Adjusted EBITDA (non-GAAP) was primarily driven by lower margins as a result of a decline in average sales prices impacting the CST refinery and rosin ester products. The decrease was also driven by the decline in TOFA and TOFA derivative sales volumes impacted by market fundamentals, primarily due to COVID-19 and higher fixed costs, partially offset by higher opportunistic raw material sales. The positive effect from changes in currency exchange rates between the periods was $1.0 million. See Item 6. Selected Financial Data for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

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
During the third quarter of 2020, the Company identified indicators of impairment of our Chemical segment’s goodwill. We performed an interim impairment test of goodwill as of September 30, 2020. As a result, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. The Company updated this assessment as of October 1, 2020 (our annual impairment date) utilizing a qualitative approach, and noted no impairment indicators during the fourth quarter of 2020. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods. For further discussion on goodwill, see Note 14 Industry Segment and Foreign Operations.
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
In assessing the realizability of deferred tax assets, we consider all available evidence both positive and negative, to determine whether a valuation allowance is necessary relative to net deferred tax assets. In making this determination, we consider the current year and two preceding years for potential cumulative losses, and sources of income for sufficient taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.
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
The information below summarizes the results of sensitivities to significant estimates in our Pension Plans and Retiree Medical Plan, which would result in additional expense for fiscal year 2021. For additional information about our benefit plans, see Note 13 Employee Benefits to the consolidated financial statements.

Change from Baseline
(In thousands)
U.S. Pension Plans
Discount rate
1% Increase	$70
Expected return on assets
1% Decrease	$1,420
Non-U.S. Pension Plans
Discount rate
1% Decrease	$726
Expected return on assets
1% Decrease	$692
Expected salary rate
1% Increase	$326
Retiree Medical Plan
Discount rate
1% Decrease	$210
Health care trend
1% Increase	$10
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

LIQUIDITY AND CAPITAL RESOURCES
Kraton Corporation is a holding company without any operations or assets other than the operations of its subsidiaries. Cash flows from operations of our subsidiaries, cash on hand, and available borrowings under the ABL Facility, and other debt offerings we may conduct from time to time, are our principal sources of liquidity.
COVID-19 Pandemic Governmental Liquidity Programs
We continue to monitor government economic stabilization efforts in response to the COVID-19 pandemic and are participating, and may in the future participate, in certain legislative provisions to enhance our liquidity, including certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and similar federal or foreign governmental programs. For example, we are evaluating certain cash deferral options under the CARES Act and similar federal or foreign governmental programs.
We do not expect any elections made or participation in programs under the CARES Act and similar federal or foreign governmental programs to have a material impact on our cash flows and results of operations. We will continue to evaluate our options under the CARES Act and similar federal or foreign programs as legislative provisions occur.
Changes in Debt and Net Debt
We reduced our consolidated debt by $440.6 million and our consolidated net debt excluding the effect of foreign currency (non-GAAP) by $541.4 million for the year ended December 31, 2020. Further, we had approximately $276.6 million of available liquidity, comprised of $85.9 million of cash on hand and a borrowing base of $190.7 million on our ABL Facility as of December 31, 2020. As of the date of this filing, our available borrowing capacity under the ABL Facility was $175.5 million, with $14.0 million of outstanding borrowings and $11.3 million of letters of credit outstanding under the facility.
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
Summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP):

	December 31, 2020	December 31, 2019
	(In thousands)
Kraton debt	$860,360	$1,288,277
KFPC loans (1)	89,733	102,385
Consolidated debt	950,093	1,390,662

Kraton cash	82,804	24,631
KFPC cash (2)	3,097	10,402
Consolidated cash	85,901	35,033

Consolidated net debt (3)	$864,192	$1,355,629

Effect of foreign currency on consolidated net debt	(49,970)
Consolidated net debt excluding effect of foreign currency (3)	$814,222
__________________________________________________
(1)KFPC executed the KFPC Revolving Facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the 5.5 billion NTD KFPC Loan Agreement.
(2)Cash at our KFPC joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.
(3)We incurred $43.0 million related to the refinancings of our 7.0% Senior Notes and ABL for the year ended December 31, 2020. Excluding these refinancing impacts, consolidated net debt and consolidated net debt excluding the effect of foreign currency would have been $821.2 million and $771.3 million, respectively.

Principal Balances of Debt and Liquidity Considerations
As of December 31, 2020, our outstanding borrowings included (i) €85.0 million, or approximately $104.2 million, under the Euro Tranche of the Term Loan Facility and (ii) $400.0 million and €290.0 million, or approximately $355.4 million, under the 4.25% Senior Notes and 5.25% Senior Notes, respectively. As of December 31, 2020, we had no outstanding borrowings under our ABL Facility.
In addition, as of December 31, 2020, KFPC had NTD 1.5 billion, or approximately $52.7 million, and NTD 1.0 billion, or approximately $37.0 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement will mature on January 17, 2022.
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
Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, market conditions (including the impact of COVID-19), and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had $14.0 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $175.5 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
Pension and Other Retirement Benefit Plan Contributions
We made contributions of $10.3 million to our Pension Plans and Retiree Medical Plan for the year ended December 31, 2020 and $13.7 million for the year ended December 31, 2019. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2021 to be approximately $16.6 million. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans' assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans' assets do not meet or exceed expectations during 2021, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2022 and beyond.
Additional Liquidity Considerations
As of December 31, 2020, we had $68.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. After 2017, our foreign earnings held by foreign subsidiaries are no longer subject to U.S. tax upon repatriation to the U.S. As of December 31, 2020, the remaining long-term tax payable related to the Tax Act of $10.7 million is presented within income tax payable, non-current on our Consolidated Balance Sheets. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
Turbulence in U.S. and international markets and economies (including the impact of COVID-19) may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.
Our ability to pay principal and interest on our indebtedness, fund working capital, to make anticipated capital expenditures, and to fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See Part I, Item 1A. Risk Factors for further discussion.

Operating Cash Flows
Net cash provided by operating activities totaled $151.3 million for the year ended December 31, 2020 and $234.9 million for the year ended December 31, 2019. This represents a net decrease of $83.6 million, which was primarily driven by decreases in operating income, partially offset by decreases in working capital. The period-over-period changes in working capital are as follows:
•$28.3 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher inventory volumes;
•$6.4 million decrease in cash flows for accounts receivable, primarily related to lower selling prices; and
•$7.9 million decrease in cash flows due to the timing of payments of other items, including, pension costs, value added taxes, and related party transactions; partially offset by
•$25.6 million increase in cash flows for other payables and accruals due to employee related and income taxes;
•$10.5 million increase in cash flows associated with other long term liabilities due to lower pension contributions; and
•$3.8 million increase in cash flows associated with trade accounts payable due to timing of payments.
Net cash provided by operating activities totaled $234.9 million for the year ended December 31, 2019 and $246.6 million for the year ended December 31, 2018. This represents a net decrease of $11.6 million, which was primarily driven by decreases in operating income, partially offset by decreases in working capital. The period-over-period changes in working capital are as follows:
•$104.6 million increase in cash flows associated with inventories of products, materials, and supplies, due to lower inventory volumes and lower raw material costs; and
•$13.7 million increase in cash flows for accounts receivable, primarily related to lower selling prices; partially offset by
•$27.1 million decrease in cash flows associated with other long term liabilities due to increased pension contributions;
•$23.7 million decrease in cash flows associated with trade accounts payable due to timing of payments and lower raw material costs; and
•$7.5 million decrease in cash flows due to the timing of payments of other items, including other payables and accruals, related party transactions, pension costs, and value added taxes.
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
Net cash provided by investing activities totaled $424.5 million for December 31, 2020 compared to net cash used in investing activities totaling $108.7 million and $111.1 million for the years ended December 31, 2019 and 2018, respectively.
Capital projects in 2020 included the following:
•$53.8 million related to infrastructure and maintenance, and health, safety, environmental, and security projects to improve operating reliability and safety performance;
•$15.9 million related to projects to optimize the production capabilities of our manufacturing assets, including projects to deliver strategic cost savings or additional capacity; and
•$7.8 million of capital expenditures related to information technology and research and development.

Capital projects in 2019 included the following:
•$67.0 million related to infrastructure and maintenance, and health, safety, environmental, and security projects to improve operating reliability and safety performance;
•$22.0 million related to projects to optimize the production capabilities of our manufacturing assets, including projects to deliver strategic cost savings or additional capacity; and
•$14.0 million of capital expenditures related to information technology and research and development.
Expected Capital Expenditures
We currently expect 2021 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $100.0 million, which includes approximately $4.0 million of capitalized interest. Also included is approximately $75.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2021 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2020 was approximately 37.8% equity, 59.4% debt, and 2.8% noncontrolling interest, compared to approximately 34.5% equity, 63.8% debt, and 1.7% noncontrolling interest as of December 31, 2019.
Net cash used in financing activities totaled $520.9 million for the year ended December 31, 2020 compared to $176.1 million and $136.7 million for the years ended December 31, 2019 and 2018, respectively.
During the year ended December 31, 2020, we decreased indebtedness, excluding impacts on foreign currency, by $490.5 million, primarily from the use of proceeds from the sale of our Cariflex business. In addition, cash on hand increased by approximately $50.9 million due to cash from operations, partially offset by our reinvestment in the business for capital expenditures and debt refinancing activities.
We evaluate ongoing opportunities to refinance our debt, if available, on terms, rates, or time periods more favorable to us. As a result of the divestiture of our Cariflex business, we fully repaid $290.0 million of outstanding borrowings under the USD Tranche and repaid €160.0 million (or approximately $184.8 million) of outstanding borrowings under the Euro Tranche of our Term Loan Facility. Additionally, in an effort to improve our debt portfolio, during the fourth quarter of 2020, we called for redemption and satisfied and discharged our 7.0% Senior Notes and issued our 4.25% Senior Notes.
In connection with the debt reductions associated with the divestiture of our Cariflex business and our fourth quarter of 2020 refinancing, we recorded a $40.8 million loss on extinguishment of debt during the year ended December 31, 2020. This includes a write off of $20.7 million related to the call premium on the redemption of our outstanding 7.0% Senior Notes, a write off of $13.9 million related to previously capitalized deferred financing costs on our Term Loan Facility and 7.0% Senior Notes, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps. See Note 9 Long-Term Debt for further discussion.
In connection with our March and May 2018 refinancing of the Term Loan Facility and the 10.5% Senior Notes due 2023 (the “10.5% Senior Notes”), we recorded a $79.9 million loss on extinguishment of debt during the year ended December 31, 2018, which includes the write off of previously capitalized deferred financing costs and original issue discount, the tender offer and subsequent redemption of our 10.5% Senior Notes, partially offset by a gain on the settlement of the ineffective portion of interest rate swaps. We deferred $11.1 million of debt issuance costs.
Share Repurchase Program
In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock by March 2021. Repurchases may be made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton’s stock price. From inception of the program, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
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
In connection with International Paper’s divestiture of Arizona Chemical in February 2007, International Paper provided an indemnity to the buyer for specific known environmental liabilities and other environmental liabilities pertaining to former properties. At the closing of the Arizona Chemical Acquisition, Kraton was assigned the right to International Paper’s indemnity for such environmental liabilities and assumed certain related obligations. Certain liabilities may fall outside the scope of the indemnity and therefore we cannot be certain that the indemnity will be sufficient to satisfy all environmental liabilities of Arizona Chemical.
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
Except for the foregoing, we currently estimate that any expenses incurred in maintaining compliance with environmental laws and regulations will not materially affect our results of operations or cause us to exceed our level of anticipated capital expenditures. However, we cannot give assurances that unknown contingencies may not arise or that regulatory requirements or permit conditions will not change, and we cannot predict the aggregate costs of additional measures that may be required to maintain compliance as a result of such changes or expenses.
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions during the years ended December 31, 2020, 2019, or 2018.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations
Our principal outstanding contractual obligations relate to the Term Loan Facility, Senior Notes, KFPC Loan Agreement, interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with raw materials. The following table summarizes our contractual cash obligations as of December 31, 2020 for the periods indicated.

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	2026 and thereafter
	(In millions)
Long-term debt obligations (1)	$950.1	$72.3	$17.8	$0.2	$0.2	$504.2	$355.4
Estimated interest payments on debt	201.1	39.7	39.4	39.3	39.3	36.4	7.0
Operating lease obligations	97.7	21.1	16.0	14.3	10.7	8.6	27.0
Purchase obligations (2) (3)	2,406.3	431.9	301.3	206.0	139.5	139.5	1,188.1
Uncertain tax positions, including interest and penalties (4)	8.8	—	—	—	—	—	8.8
Estimated pension obligations	16.6	16.6	—	—	—	—	—
Total contractual cash obligations	$3,680.6	$581.6	$374.5	$259.8	$189.7	$688.7	$1,586.3
________________________________________________
(1)Includes capital lease obligations.
(2)Included in this line are our estimated minimum purchases required under our KFPC joint venture agreement. Due to the indefinite term of this joint venture, we have based our minimum purchases on an assumed 20 year useful life of the facility.
(3)Pursuant to operating agreements with LyondellBasell, we are currently paying the costs incurred by them in connection with the operation and maintenance of, and other services related to, our Berre, France, and Wesseling, Germany, facilities. These obligations are not included in this table.
(4)Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2026 and thereafter.”
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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2020 consist of a series of non-deliverable forward contracts.
Interest rate risk. Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Credit Facilities, and additional borrowings in the future may, bear interest at variable rates, thereby exposing us to interest rate risk. At December 31, 2020, approximately $193.9 million of our debt was variable rate debt.
We performed a hypothetical analysis to determine the impact to our financial position if the interest rates increased or decreased by 10%, from the rates as of December 31, 2020 for the life of the variable rate debt, which would result in a change of less than $0.1 million as of December 31, 2020.
As a result of our variable interest rate floors, a hypothetical 10% change in interest rates would not materially impact our interest expense. However, we may incur additional interest expense in the future if the variable interest rates increase higher than our applicable interest rate floors.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2020 and 2019, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $70.8 million at December 31, 2020 and $100.2 million at December 31, 2019. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $7.2 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2020. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2021 would negatively impact our pre-tax income by $6.9 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Our raw materials are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2020, a hypothetical 10.0% change in the market price for these raw materials would change our 2021 cost of goods sold by $36.1 million.

Item 8.     Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-5 of this report.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item  9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2020, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item  9B.     Other Information.
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 11.     Executive Compensation.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Item 14.     Principal Accountant Fees and Services.
Information in response to this item is incorporated by reference to our Proxy Statement relating to our 2021 Annual Meeting of Stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.

PART IV
Item  15.     Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Corporation
(i)The reports of KPMG LLP, Independent Registered Public Accounting Firm
(ii)Consolidated Balance Sheets as of December 31, 2020 and 2019
(iii)Consolidated Statements of Operations—years ended December 31, 2020, 2019, and 2018
(iv)Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2020, 2019, and 2018
(v)Consolidated Statements of Changes in Equity—years ended December 31, 2020, 2019, and 2018
(vi)Consolidated Statements of Cash Flows—years ended December 31, 2020, 2019, and 2018
(vii)Notes to consolidated financial statements
2. Exhibits
The exhibits listed under Item 15(b) below are filed as part of, or incorporated by reference into, this report and are on file with us.
(b) Exhibits
Item 15 (b). Exhibits
The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc.** (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Registration Statement on Form S-3 filed with the SEC on August 25, 2015)

3.2	Certificate of Amendment to the Certificate of Incorporation of Kraton Performance Polymers, Inc.** (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

3.3	Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2020)

4.1	Specimen Stock Certificate of Kraton Corporation’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.2	Indenture, dated as of December 21, 2020, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Kraton Corporation and certain of its wholly-owned domestic subsidiaries, as Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 4.25% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.3	Form of Global Note for the 4.25% Senior Notes due 2025 (incorporated by reference to, and included in, Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.4	Indenture, dated as of May 24, 2018, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Kraton Corporation and certain of its wholly-owned domestic subsidiaries, as Guarantors and Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent, and Deutsche Bank Luxembourg S.A., as Authenticating Agent, Registrar and Transfer Agent relating to the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

4.5	Form of Global Note for the 5.25% Senior Notes due 2026 (incorporated by reference to, and included in, Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

Exhibit No	Description of Exhibits
4.6
Description of the Kraton Corporation Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.6 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2020)

10.1
Guarantee Agreement by and between Kraton Polymers LLC and Taiwan Cooperative Bank, Ltd., dated as of July 17, 2014 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014)

10.2	Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent and Nomura Securities International, Inc. and Deutsche Bank Securities Inc., as Syndication Agents (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

10.3	First Amendment to Credit and Guarantee Agreement, dated as of July 6, 2016, relating to the Credit and Guarantee Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.4
Second Amendment to Credit and Guarantee Agreement, dated as of January 9, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as Borrower, Kraton Performance Polymers, Inc., as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 10, 2017)

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

10.6
Fourth Amendment to Credit and Guarantee Agreement, dated as of August 16, 2017, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on August 17, 2017)

10.7
Fifth Amendment to Credit and Guarantee Agreement, dated as of March 8, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2018)

10.8
Sixth Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.9
Seventh Amendment to Credit and Guarantee Agreement, dated as of May 24, 2018, relating to the Credit and Guarantee Agreement dated as of January 6, 2016, among Kraton Polymers LLC, as U.S. Borrower and guarantor, Kraton Polymers Holdings B.V., as Euro Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as guarantors, the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

10.10	Pledge and Security Agreement, dated as of January 6, 2016, among Kraton Polymers LLC, Kraton Performance Polymers, Inc., Kraton Polymers U.S. LLC, Elastomers Holdings LLC, Kraton Polymers Capital Corporation, Arizona Chemical Holdings Corporation, AZ Chem Intermediate Inc., AZ Chem US Holdings Inc., AZ Chem US Inc. and Arizona Chemical Company, LLC, as Grantors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on January 7, 2016)

1

Exhibit No	Description of Exhibits
10.11	Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of April 15, 2020, among Kraton Polymers U.S. LLC and Kraton Chemical, LLC, as U.S. Borrowers and Guarantors, Kraton Polymers Nederland B.V., as Initial Dutch Kraton Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the financial institutions listed from time to time party thereto, as Lenders, and Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.12	First Amendment to Second Amended and Restated Loan, Security and Guarantee Agreement, dated as of December 3, 2020, by and among Kraton Polymers U.S. LLC and Kraton Chemical, LLC, as U.S. Borrowers and Guarantors, Kraton Polymers Nederland B.V., as Initial Dutch Kraton Borrower, Kraton Corporation, as Parent, certain subsidiaries of Parent, as Guarantors, the financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., in its capacity as Administrative Agent, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 4, 2020)

10.13	Shareholder Agreement of Kraton Formosa Polymers Corporation, dated as of February 27, 2013, by and between KP Investment BV and Formosa Petrochemical Corporation (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.14	Ground Lease, dated as of February 27, 2013, by and between Formosa Petrochemical Corporation and Kraton Formosa Polymers Corporation (Mailiao) (incorporated by reference to Exhibit 10.4 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013)

10.15	Contribution Agreement, dated as of February 28, 2001, between Shell Oil Company and Shell Elastomers (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.16	Contribution Agreement, dated as of February 28, 2001, between Shell Internationale Research Maatschappij B.V. and Kraton Polymers Research B.V. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.45 to Amendment No. 3 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2012)

10.17	Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of July 1, 1999, among Infineum USA LP, Shell Oil Company and Shell Elastomers LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Kraton Corporation’s Annual Report on Form 10-K/A filed with the SEC on October 28, 2011)

10.18	Amendment No. 1 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 23, 2007 (incorporated by reference to Exhibit 10.69 to Amendment No. 2 to Kraton Corporation’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2009)

10.19	Amendment No. 2 to Amended and Restated Belpre Facility Sharing and Operating Agreement, dated as of January 1, 2009 (incorporated by reference to Exhibit 10.70 to Amendment No. 2 to Kraton Corporation’s Registration Statement on Form S-1/A filed with the SEC on November 20, 2009)

10.20	Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kravis (Berre-Kraton D) (incorporated by reference to Exhibit 10.47 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.21	Manufacturing Facility Lease, dated as of August 24, 2000, between Shell Chimie and Kraton Polymers France SAS (Berre-Kraton G) (incorporated by reference to Exhibit 10.48 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.22	Business Lease, dated as of March 31, 2000, between Elenac GmbH and Kraton Polymers GmbH (Wesseling) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.49 to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.23	Amendment to the Business Lease dated March 31, 2000 between Bassell Polyolefine GmbH (previously Elenac GmbH) and Kraton Polymers GmbH (Wesseling) (incorporated by reference to Exhibit 10.49(a) to Kraton Polymers LLC’s Registration Statement on Form S-4 filed with the SEC on April 1, 2005)

10.24	Lease Agreement dated as of February 28, 2007 between International Paper Company and Arizona Chemical Company (Savannah) (incorporated by reference to Exhibit 10.17 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

Exhibit No	Description of Exhibits
10.25	Oulu Land Lease Agreement dated effective as of 30 August 1996 between Enso Oy and Forchem Oy (Oulu)(incorporated by reference to Exhibit 10.18 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.26	Amendment for Land Lease Contract dated 15 February 2013 between Stora Enso Oyj and Arizona Chemical Oy (Oulu) (incorporated by reference to Exhibit 10.19 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 24, 2016)

10.27+	Kraton Polymers U.S. LLC Benefits Restoration Plan, as amended and restated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2012)

10.28+	Form of Letter to Participants in the Benefits Restoration Plan with respect to Death Benefit (incorporated by reference to Exhibit 10.21 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

10.29+	Kraton Polymers U.S. LLC Pension Benefit Restoration Plan as amended and restated December 10, 2013 (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.30+	Polymer Holdings LLC Executive Deferred Compensation Plan dated November 30, 2009 (incorporated by reference to Exhibit 10.52 to Amendment No. 3 to Kraton Corporation’s Form S-1/A filed with the SEC on December 2, 2009)

10.31+	Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (as amended and restated February 16, 2012) (incorporated by reference to Exhibit 10.24 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.32+	Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017)

10.33+	First Amendment to Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 25, 2018)

10.34+
Kraton Corporation 2016 Amended and Restated Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 26, 2020)

10.35+	Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.2 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.36+	Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.37+	Form of Kraton Corporation Restricted Stock Performance Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.38+	Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement (1 year vest) under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Form 10-Q filed with the SEC on July 25, 2019)

10.39+	Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

10.40+	Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.35 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

10.41+*	Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement (2020) under the Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan.

10.42+	Form of Kraton Performance Polymers, Inc. Stock Option Grant Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.43+	Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

Exhibit No	Description of Exhibits
10.44+	Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.45+	Summary of Terms of Kraton Corporation Cash Incentive Plan for 2021 (incorporated by reference to Kraton Corporation’s Current Reports on Form 8-K filed with the SEC on February 8, 2021)

10.46+	Kraton Corporation Executive Severance Program (as amended and restated September 11, 2020) (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020)

10.47+	Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.48+*	Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (subsequent to May 2018)

10.49+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.50+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

10.51+	Executive Compensation Recoupment Policy (adopted September 11, 2013) (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

21.1*	List of Significant Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Kraton Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019, and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from Kraton Corporation Annual Report on Form 10-K for the period ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

**	On September 14, 2016, Kraton Performance Polymers, Inc. changed its corporate name to Kraton Corporation. Accordingly, filings made prior to such date were made under the name Kraton Performance Polymers, Inc.
(c). Financial Statement Schedule
See Schedule II.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2021

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
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2021.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ ATANAS H. ATANASOV	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)
Atanas H. Atanasov

/S/ CHRISTOPHER B. GINGRICH	Chief Accounting Officer (Principal Accounting Officer)
Christopher B. Gingrich

/S/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch

/S/ MARK A. BLINN	Director
Mark A. Blinn

/S/ ANNA C. CATALANO	Director
Anna C. Catalano

/S/ DOMINIQUE FOURNIER	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III	Director
John J. Gallagher, III

/S/ DAN F. SMITH	Director and Chairman
Dan F. Smith

/S/ KAREN A. TWITCHELL	Director
Karen A. Twitchell

/S/ BILLIE I. WILLIAMSON	Director
Billie I. Williamson

KRATON CORPORATION

E-1

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Kraton Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kraton Corporation and subsidiaries (the Company) of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill impairment analysis
As discussed in Notes 1 and 14 to the consolidated financial statements, the Company performs goodwill impairment testing at the reporting unit level on an annual basis and whenever events or circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. The Company’s goodwill balance as of December 31, 2020 was $375.1 million, all of which related to the Chemical reporting unit resulting from the Arizona Chemical acquisition in 2016. The Company recorded an impairment charge of $400.0 million during the year ended December 31, 2020.
We identified the evaluation of the goodwill impairment analysis for the Chemical reporting unit as a critical audit matter. The estimated fair value of the Chemical reporting unit was derived from assumptions used in estimating the future cash flows resulting in the application of a high degree of subjective auditor judgment. Specifically, the revenue growth rates and discount rate assumptions used to estimate the fair value of the reporting unit were challenging to evaluate due to their subjectivity and because changes could have had a significant effect on the Company’s assessment of the carrying value of the reporting unit and the resulting impairment charge. Specialized skills were required to evaluate the Company's determination of the discount rate assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s determination of the fair value of the Chemical reporting unit in its assessment of goodwill impairment. This included controls related to the development of the revenue growth rates and discount rate assumptions. We evaluated the Company’s forecasted revenue growth rates for the Chemical reporting unit by comparing the forecasted growth rates with historical results. Additionally, the Company’s forecasted revenue growth rates were compared to the forecasted growth rates in certain industry reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•comparing the discount rate used in the valuation, against a discount rate range that was independently developed using publicly available market data for comparable entities
•comparing the Company’s fair value estimate to an independent estimate of the Chemical reporting unit’s fair value using an independently developed discount rate.
Fair value of transferred intellectual property rights
As discussed in Note 11 to the consolidated financial statements, the Company completed an intercompany transfer of certain intellectual property rights to its Dutch subsidiary. The transfer did not result in a taxable gain; however, the Company’s Dutch subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The Company recorded a one-time benefit of $65.8 million in the year ended December 31, 2020 for the recognition of a deferred tax asset in the Netherlands.
We identified the assessment of the measurement of fair value of the transferred intellectual property rights that gave rise to the deferred tax asset as a critical audit matter. The estimated fair value of the transferred intellectual property rights was derived from assumptions used in estimating the future cash flows resulting in the application of a high degree of subjective auditor judgment. Specifically, the revenue growth rates, discount rate, useful life and contribution margin assumptions used to estimate the fair value of the intellectual property rights were challenging to evaluate due to their subjectivity and as changes to those assumptions could have significantly affected the Company’s measurement of the associated deferred tax asset. Specialized skills were required to evaluate the Company's determination of the discount rate, useful life, and contribution margin assumptions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to measure the fair value of the transferred intellectual property rights. This included controls related to the development of the revenue growth rates, discount rate, useful life, and contribution margin assumptions. We evaluated the Company’s forecasted revenue growth rates for the transferred intellectual property rights, by comparing the forecasted revenue growth rates with historical results and certain industry reports. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•comparing the discount rate used in the valuation against a discount rate range that was independently developed using publicly available market data for comparable entities
•comparing the useful life used in the valuation to relevant industry data
•identifying routine contribution margins earned by independent companies in the industry and comparing whether the implied contribution margin of the independent companies’ intellectual property rights agreed with the Company’s estimates
•comparing the Company’s fair value estimate to an independent estimate of the intellectual property rights’ fair value using the independently developed discount rate, useful life and contribution margins.
(signed) KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
February 26, 2021

KRATON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,901	$35,033
Receivables, net of allowances of $598 and $434	180,258	169,603
Inventories of products	318,885	332,457
Inventories of materials and supplies	34,164	32,211
Prepaid expense	11,844	6,991
Other current assets	15,338	22,385
Current assets held for sale	—	51,356
Total current assets	646,390	650,036
Property, plant, and equipment, less accumulated depreciation of $732,279 and $639,197	942,703	925,940
Goodwill	375,061	772,418
Intangible assets, less accumulated amortization of $330,070 and $285,819	294,734	325,877
Investment in unconsolidated joint venture	12,723	11,971
Deferred income taxes	83,534	8,863
Long-term operating lease assets, net	84,042	85,003
Other long-term assets	21,770	25,219
Long-term assets held for sale	—	27,058
Total assets	$2,460,957	$2,832,385
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$72,347	$53,139
Accounts payable-trade	176,229	168,541
Other payables and accruals	167,364	112,645
Due to related party	17,147	17,470
Current liabilities held for sale	—	14,849
Total current liabilities	433,087	366,644
Long-term debt, net of current portion	865,516	1,311,486
Deferred income taxes	125,559	125,240
Long-term operating lease liabilities	67,898	66,624
Deferred income	151,329	11,049
Other long-term liabilities	168,566	161,911
Long-term liabilities held for sale	—	3
Total liabilities	1,811,955	2,042,957
Commitments and contingencies (note 12)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 31,873 shares issued and outstanding at December 31, 2020; 31,751 shares issued and outstanding at December 31, 2019	319	318
Additional paid in capital	401,445	392,208

Retained earnings	240,464	464,712
Accumulated other comprehensive loss	(37,865)	(105,795)
Total Kraton stockholders’ equity	604,363	751,443
Noncontrolling interest	44,639	37,985
Total equity	649,002	789,428
Total liabilities and equity	$2,460,957	$2,832,385

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$1,563,150	$1,804,436	$2,011,675
Cost of goods sold	1,165,279	1,390,007	1,431,069
Gross profit	397,871	414,429	580,606
Operating expenses:
Research and development	40,743	41,073	41,296
Selling, general, and administrative	161,944	149,800	153,897
Depreciation and amortization	126,022	136,171	141,410
Impairment of goodwill	400,000	—	—
Gain on insurance proceeds	—	(32,850)	(8,900)
Loss on disposal of fixed assets	750	773	2,169
Operating income (loss)	(331,588)	119,462	250,734
Other income (expense)	995	3,339	(3,472)
Disposition and exit of business activities	175,189	—	—
Loss on extinguishment of debt	(40,843)	(3,521)	(79,866)
Earnings of unconsolidated joint venture	457	506	471
Interest expense, net	(57,930)	(75,782)	(93,772)
Income (loss) before income taxes	(253,720)	44,004	74,095
Income tax benefit (expense)	32,034	11,813	(3,574)
Consolidated net income (loss)	(221,686)	55,817	70,521
Net income attributable to noncontrolling interest	(3,916)	(4,512)	(3,506)
Net income (loss) attributable to Kraton	$(225,602)	$51,305	$67,015
Earnings (loss) per common share:
Basic	$(7.08)	$1.61	$2.10
Diluted	$(7.08)	$1.60	$2.08
Weighted average common shares outstanding:
Basic	31,746	31,581	31,416
Diluted	31,746	31,881	31,789

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Net income (loss) attributable to Kraton	$(225,602)	$51,305	$67,015
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	36,431	(5,296)	(14,439)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	66,533	—	—
Unrealized gain (loss) on cash flow hedges, net of tax expense of $458, benefit of $1,165, and expense of $979, respectively	1,387	(6,311)	1,368
Reclassification of (gain) loss on cash flow hedge, net of tax benefit of $293 and expense of $587, respectively	1,002	—	(1,996)
Unrealized gain (loss) on net investment hedge, net of tax benefit of $6,865, expense of $1,379 and $2,378, respectively	(25,881)	7,471	8,079
Reclassification of gain on net investment hedge, net of tax expense of $0	(899)	—	—
(Increase) decrease in benefit plans liability, net of tax benefit of $3,702 and $2,117, and expense of $3,202, respectively	(10,643)	(9,960)	13,584
Other comprehensive income (loss), net of tax	67,930	(14,096)	6,596
Comprehensive income (loss) attributable to Kraton	(157,672)	37,209	73,611
Comprehensive income attributable to noncontrolling interest	6,654	5,524	2,423
Consolidated comprehensive income (loss)	$(151,018)	$42,733	$76,034

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2018	$316	$377,957	$356,503	$(98,295)	$636,481	$30,038	$666,519
Net income	—	—	67,015	—	67,015	3,506	70,521
Other comprehensive income (loss)	—	—	—	6,596	6,596	(1,083)	5,513
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	—	—	—	—	—
Retired treasury stock from employee tax withholdings	(2)	(3,266)	(2,921)	—	(6,189)	—	(6,189)
Exercise of stock options	2	3,131	—	—	3,133	—	3,133
Non-cash compensation related to equity awards	3	8,099	—	—	8,102	—	8,102
Balance at December 31, 2018	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Net income	—	—	51,305	—	51,305	4,512	55,817
Other comprehensive income (loss)	—	—	—	(14,096)	(14,096)	1,012	(13,084)
Retired treasury stock from employee tax withholdings	—	(1,431)	(1,390)	—	(2,821)	—	(2,821)
Canceled stock from share repurchases	(3)	(4,197)	(5,800)	—	(10,000)	—	(10,000)
Exercise of stock options	1	2,423	—	—	2,424	—	2,424
Non-cash compensation related to equity awards	1	9,492	—	—	9,493	—	9,493
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Net income (loss)	—	—	(225,602)	—	(225,602)	3,916	(221,686)
Other comprehensive income	—	—	—	67,930	67,930	2,738	70,668
Retired treasury stock from employee tax withholdings	—	(2,201)	1,354	—	(847)	—	(847)
Exercise of stock options	—	78	—	—	78	—	78
Non-cash compensation related to equity awards	1	11,360	—	—	11,361	—	11,361
Balance at December 31, 2020	$319	$401,445	$240,464	$(37,865)	$604,363	$44,639	$649,002

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$(221,686)	$55,817	$70,521
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,022	136,171	141,410
Lease amortization	24,488	23,093	—
Amortization of debt premium and original issue discount	148	1,064	2,202
Amortization of debt issuance costs	3,045	4,654	5,771
Amortization of deferred income	(20,054)	—	—
Loss on disposal of property, plant, and equipment	750	773	2,169
Disposition and exit of business activities	(175,189)	—	—
Loss on extinguishment of debt	40,843	3,521	79,866
Impairment of goodwill	400,000	—	—
(Earnings) loss from unconsolidated joint venture, net of dividends received	50	(62)	74
Deferred income tax benefit	(56,114)	(159)	(26,487)
Release of uncertain tax positions	(2,445)	(18,309)	—
Gain on insurance proceeds for capital expenditures	—	(3,948)	—
Share-based compensation	11,361	9,493	8,102
Decrease (increase) in:
Accounts receivable	(563)	5,848	(7,841)
Inventories of products, materials, and supplies	18,234	46,533	(58,077)
Other assets	483	10,986	12,304
Increase (decrease) in:
Accounts payable-trade	352	(3,472)	20,271
Other payables and accruals	5,595	(20,018)	(18,693)
Other long-term liabilities	(2,900)	(13,401)	13,742
Due to related party	(1,089)	(3,644)	1,245
Net cash provided by operating activities	151,331	234,940	246,579
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(73,893)	(103,688)	(100,122)
KFPC purchase of property, plant, and equipment	(4,132)	(965)	(2,746)
Purchase of software and other intangibles	(7,943)	(8,019)	(8,229)
Insurance proceeds for capital expenditures	—	3,948
Cash proceeds from disposition and exit of business activities	510,500	—	—
Net cash provided by (used in) investing activities	424,532	(108,724)	(111,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	477,000	57,941	732,540
Repayments of debt	(967,967)	(198,053)	(828,747)
KFPC proceeds from debt	71,949	34,240	24,918
KFPC repayments of debt	(90,577)	(59,700)	(52,947)
Capital lease payments	(179)	(169)	(902)
Purchase of treasury stock	(847)	(12,821)	(6,189)
Proceeds from the exercise of stock options	78	2,424	3,133
Settlement of interest rate swap	(1,295)	—	2,584
Debt issuance costs	(9,095)	—	(11,113)
Net cash used in financing activities	(520,933)	(176,138)	(136,723)
Effect of exchange rate differences on cash	(4,062)	(936)	(1,920)
Net increase (decrease) in cash and cash equivalents	50,868	(50,858)	(3,161)
Cash and cash equivalents, beginning of period	35,033	85,891	89,052
Cash and cash equivalents, end of period	$85,901	$35,033	$85,891
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$6,917	$7,804	$4,715
Cash paid for interest, net of capitalized interest	$66,757	$56,407	$106,838
Capitalized interest	$3,099	$3,625	$3,882
Supplemental non-cash disclosures increase (decrease) during the period:
Property, plant, and equipment accruals	$(9,785)	$2,277	$(1,891)
Operating leases	$19,928	$105,308	$—

See Notes to Consolidated Financial Statements

KRATON CORPORATION
Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements

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
•valuation of goodwill;
•the valuation of derivatives, deferred taxes, property, plant and equipment, inventory, share-based compensation; and deferred income; and
•liabilities for employee benefit obligations, environmental matters, asset retirement obligations, income tax uncertainties, and other contingencies.
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
Receivables. Receivables are recorded at the invoiced amount once the performance obligation has been met and do not bear interest. The allowance for doubtful accounts represents our best estimate of the amount of probable credit losses in our existing receivables and is determined based on our assessment of the credit worthiness of individual customers, historical write-off experience, and global economic data. We review the allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have significant off-balance sheet credit exposure related to our customers. See Note 3 Revenue Recognition to the consolidated financial statements.
Inventories of Products. Inventory values include all costs directly associated with manufacturing products and are stated at the lower of cost or net realizable value, primarily determined on a first-in, first-out basis. We evaluate the carrying cost of our inventory on a quarterly basis for this purpose. If the cost of the inventories exceeds their net realizable value, provisions are made for the difference between the cost and the net realizable value. See Note 7 Detail of Certain Balance Sheet Accounts to the consolidated financial statements.
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
During the third quarter of 2020, we performed an interim impairment test of goodwill as of September 30, 2020. As a result, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. The Company updated this assessment as of October 1, 2020 (our annual impairment date) utilizing a qualitative approach as outlined in ASC 350-20-35-38, and noted no impairment indicators during the fourth quarter of 2020. Therefore, the company’s annual assessment concluded that the fair value of the reporting unit exceeded the book value of the reporting unit, including goodwill, and thus there was no impairment recognized in the fourth quarter of 2020. For further discussion on the Company’s goodwill impairment see Note 14 Industry Segment and Foreign Operations.
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. See Note 12 Commitments and Contingencies to the consolidated financial statements.
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
Intangible Assets. Intangible assets are stated at cost, net of accumulated amortization. We have intangible assets related to technology, customer relationships, tradenames/trademarks, and software as detailed in Note 6 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. See Note 7 Detail of Certain Balance Sheet Accounts to the consolidated financial statements. Intangible assets are amortized using the straight-line method over the asset's estimated useful life as follows:

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

Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs is recorded in interest expense. See Note 9 Long-Term Debt to the consolidated financial statements.
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
Our contracts, with a term greater than one year, are classified as leases if 1) there is an identified asset and contract term, 2) we have the right to substantially all the economic benefit of the asset, and 3) we have the right to direct how and for what purpose the identified asset is used or we have the right to operate the asset throughout the period of use without changing operations of the asset.
We classify leases as financing under any of the following circumstances:
•ownership of the underlying asset is transferred to us by the end of the lease term;
•the lease grants us an option to purchase the underlying asset that it is reasonably certain to be exercised;
•the lease term is for the major part of the remaining economic life of the underlying asset;
•the present value of the lease payments and residual value guarantee equals or exceeds substantially all of the fair value of the underlying asset; or
•the underlying asset is so specialized that it is expected to have no use to the lessor at the end of the lease term.
Our lease policy follows ASC 842, Leases, practical expedients election whereby: 1) we do not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; 2) we elected the short-term lease recognition exemption for all leases that qualify, and 3) we do not separate lease and non-lease components for all of our leases. See Note 12 Commitments and Contingencies to the consolidated financial statements.
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
In assessing the realizability of deferred tax assets, we consider all available evidence both positive and negative, to determine whether a valuation allowance is necessary relative to net deferred tax assets. In making this determination, we consider the current year and two preceding years for potential cumulative losses, and sources of income for sufficient taxable income. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients and exception for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This standard is applicable to our contracts and hedging relationships that reference LIBOR. The amendments may be applied through December 31, 2022. We will apply this guidance to transactions and modifications of these arrangements as appropriate.
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
We have deferred revenue of $175.5 million, of which $24.2 million is in other payables and accruals, related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to ten years. During the year ended December 31, 2020, we deferred $180.6 million within deferred income and other payables and accruals related to the Isoprene Rubber Supply Agreement (“IRSA”) with Daelim Industrial Co, Ltd. (“Daelim”) associated with the sale of our Cariflex business. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the the years ended December 31, 2020, 2019, and 2018, we recognized $4.1 million, $5.6 million, and $7.3 million, respectively, of revenue related to these arrangements.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Years Ended December 31,
	2020	2019	2018
Revenue	(In thousands)
Performance Products	$459,906	$531,437	$631,728
Specialty Polymers	316,206	334,726	408,628
Cariflex	36,930	186,266	180,814
Isoprene Rubber	42,986	—	—
Other	1,530	539	416
Polymer Product Line Revenue	$857,558	$1,052,968	$1,221,586

	Years Ended December 31,
	2020	2019	2018
Revenue	(In thousands)
Adhesives	$257,855	$262,941	$280,867
Performance Chemicals	406,152	438,146	461,100
Tires	41,585	50,381	48,122
Chemical Product Line Revenue	$705,592	$751,468	$790,089

	December 31, 2020	December 31, 2019
	(In thousands)
Contract receivables(1)	$179,805	$190,093
Contract liabilities(2)	$175,511	$12,456
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Consolidated Balance Sheets. This includes $20.4 million of contract receivables related to the Cariflex business recorded as current assets held for sale as of December 31, 2019.
(2)    Our contract liability increased by $163.1 million largely attributable to consideration received as part of the sale of our Cariflex business and entering into a multi-year IRSA with Daelim.
4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $5.8 million, less contractual capital contributions of $25.3 million. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with Daelim. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million were recorded within deferred income and other payables and accruals, respectively, on the consolidated balance sheet as of the transaction date. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years, with an optional extension for an additional five years.
The IRSA provided $43.0 million of Isoprene Rubber sales revenue for the year ended December 31, 2020. Included within Isoprene Rubber sales revenue is $18.5 million of amortization of deferred income, which represents non-cash revenue realized as the products are sold under the IRSA for the year ended December 31, 2020. See Note 3 Revenue Recognition for further discussion of the impact to the year ended December 31, 2020 related to Cariflex and Isoprene Rubber sales.
We used the $510.5 million net proceeds from the sale of our Cariflex business principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company’s senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €160.0 million (or approximately $184.8 million) of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We used the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt and/or invest in strategic assets in the Company.
For further discussion on assets held for sale, see Note 5 Assets Held for Sale.
5. Assets Held for Sale
On October 30, 2019, we entered into a purchase and sale agreement to sell our Cariflex product line operated by our Polymer segment for $530.0 million in cash, subject to customary adjustments. This transaction closed in the first quarter of 2020, subject to customary regulatory approvals and other closing conditions, and we recorded a gain of $175.2 million on the sale of assets upon closing of the transaction. This product line was deemed to be held for sale and the related assets and liabilities were classified as such in our December 31, 2019 balance sheet. We ceased depreciation of the related assets beginning in January 2020. The following are the major classes of assets and liabilities for this business that were reflected in our balance sheet as assets and liabilities held for sale at December 31, 2019.

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

6. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation, which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 817), we now recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. Share-based compensation expense was approximately $11.4 million, $9.5 million, and $8.1 million, tax effected by $2.5 million, $2.1 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. Our unrecognized compensation expense related to our share-based awards was as follows as of December 31, 2020:

	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period
	(In thousands)
Restricted stock awards	$165	0.15
Restricted stock units	$4,484	1.86
Performance stock units	$4,614	1.61
2016 Equity and Cash Incentive Plan. On May 18, 2016, our stockholders approved the Kraton Corporation 2016 Equity and Cash Incentive Plan (the “2016 Plan”). Under the 2016 Plan, there are a total of 4,678,621 shares of our common stock reserved for issuance. As of December 31, 2020 and 2019 there were 1,804,184 and 2,901,188 shares of our common stock available for issuance under the 2016 Plan, respectively.
2019 Equity Inducement Plan. On April 17, 2019, our stockholders approved the Kraton Corporation 2019 Equity Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, there are a total of 150,000 shares of our common stock reserved for issuance. As of December 31, 2020 there were 97,039 shares of our common stock available for issuance under the Inducement Plan.
Non-qualified Stock Option Activity
Non-qualified option activities for the year ended December 31, 2020 are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Outstanding at December 31, 2019	387	$30.31
Granted	—	—
Exercised	(3)	28.42
Forfeited	—	—
Expired	(36)	28.68
Outstanding and exercisable at December 31, 2020	348	$30.49	$299	1.44
________________________________________________
(1)The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2020.
These options have a ten year term. During the year ended December 31, 2020, net proceeds of $0.1 million were received from the exercise of stock options.

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Options exercised	3	116	173
Total intrinsic value of options exercised	$—	$623	$1,050
Restricted Stock Awards and Restricted Stock Units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted stock units. Holders of restricted stock units do not have any beneficial ownership in the common stock underlying the restricted stock units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted stock units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death/disability of the participant. We awarded 108,076 restricted stock awards to our employees, which are subject to a three-year cliff vesting, during the year ended December 31, 2018. We issued 78,336, 23,447, and 16,932 restricted stock awards to members of the board of directors during the years ended December 31, 2020, 2019, and 2018, respectively, which vested on the grant date. We granted 360,153, 192,214, and 32,908 restricted stock units to our employees during the years ended December 31, 2020, 2019, and 2018, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted stock units granted, vested, and forfeited during 2020.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2019	204	$35.19	249	$32.74
Granted	78	10.21	360	10.45
Vested	(198)	21.02	(127)	30.37
Forfeited	(12)	45.10	(37)	20.83
Non-vested shares at December 31, 2020	73	$45.13	445	$17.34
The aggregate intrinsic value was $13.3 million and the weighted average remaining contractual term was 1.02 for restricted stock units. The intrinsic value of a restricted stock unit is the amount by which the market value of the underlying restricted stock unit exceeds the grant date value of the restricted stock unit as of December 31, 2020.
The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 pursuant to restricted stock awards and restricted stock units was $3.6 million, $6.7 million, and $12.4 million, respectively.
Performance Share Units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria and time vesting established at grant. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our compensation committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock from 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 358,316, 137,508, and 109,844 performance share units to our employees during the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, we modified certain performance measures for the 2018 and 2019 performance share units as a result of the Cariflex divestiture. The impacts of these modifications resulted in a $2.9 million increased compensation cost for the year ended December 31, 2020.
The following table represents the non-vested performance share units granted, vested, and forfeited during 2020.

	Shares	Weighted- average Grant-date Fair Value	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2019	378	$43.08
Granted	358	8.53
Vested	—	—
Forfeited	(188)	28.85
Non-vested shares at December 31, 2020	548	$23.25	$15,446	1.61
________________________________________________
(1)The intrinsic value of a performance share unit is the amount by which the market value of the underlying performance share unit exceeds the grant date value of the performance share unit as of December 31, 2020.

The total fair value of shares vested during the year ended December 31, 2019 pursuant to performance share units was $2.4 million.
Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2020, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted were as follows:

	2020	2019	2018
Risk-free interest rate	0.84%	2.51%	2.36%
Expected dividend yield	—%	—%	—%
Expected volatility	50.9%	32.2%	36.6%
Fair value per performance share award	$6.46	$60.68	$61.30

7. Detail of Certain Balance Sheet Accounts

	December 31,
	2020	2019
	(In thousands)
Inventories of products:
Finished products	$240,021	$255,406
Work in progress	3,074	4,589
Raw materials	84,039	80,647
Inventories of products, gross	327,134	340,642
Inventory reserves	(8,249)	(8,185)
Inventories of products, net	$318,885	$332,457
Property, plant, and equipment:
Land	$46,936	$38,494
Buildings	199,720	182,873
Plant and equipment (1)	1,358,990	1,270,646
Construction in progress	69,336	73,124
Property, plant, and equipment	1,674,982	1,565,137
Less accumulated depreciation	732,279	639,197
Property, plant, and equipment, net of accumulated depreciation	$942,703	$925,940
Intangible assets:
Contractual agreements	$265,375	$261,923
Technology	147,011	145,663
Customer relationships	60,623	60,291
Tradenames/trademarks	83,519	80,638
Software	68,276	63,181
Intangible assets	624,804	611,696
Less accumulated amortization:
Contractual agreements	110,811	87,576
Technology	74,693	68,132
Customer relationships	40,205	38,760
Tradenames/trademarks	53,951	48,162
Software	50,410	43,189
Accumulated amortization	330,070	285,819
Intangible assets, net of accumulated amortization	$294,734	$325,877
________________________________________________
(1)    Plant and equipment, net of depreciation, includes $2.7 million and $3.4 million of assets related to capital leases as of December 31, 2020 and December 31, 2019, respectively.

	December 31,
	2020	2019
	(In thousands)
Other payables and accruals:
Employee related	$52,145	$27,078
Short-term operating lease liabilities	18,299	20,908
Interest payable	3,873	16,289
Capital project accruals	1,149	13,259
Customer related	10,484	10,329
Short-term deferred income	24,182	1,407
Income tax payable	26,367	3,372
Utilities payable	2,886	2,397
Property and other taxes	1,303	1,548
Other	26,676	16,058
Total other payables and accruals	$167,364	$112,645
Other long-term liabilities:
Pension and other postretirement benefits	$133,634	$126,386
Long-term tax liability	19,530	21,022
Other	15,402	14,503
Total other long-term liabilities	$168,566	$161,911
Depreciation expense for property, plant, and equipment was approximately $82.7 million, $89.9 million, and $91.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Amortization expense for intangible assets was approximately $43.0 million, $46.0 million, and $49.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(In thousands)
2021	$41,214
2022	$38,530
2023	$37,246
2024	$36,910
2025	$36,849

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax		Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax		Total
	(In thousands)
Balance at December 31, 2018	$(24,093)	$3,922		$6,153	$(77,681)		$(91,699)
Other comprehensive income (loss) before reclassifications	(5,296)	(6,311)		7,471	(12,849)		(16,985)
Amounts reclassified to expense from accumulated other comprehensive loss	—	—		—	2,889	(1)	2,889
Net other comprehensive income (loss) for the year	(5,296)	(6,311)		7,471	(9,960)		(14,096)
Balance at December 31, 2019	(29,389)	(2,389)		13,624	(87,641)		(105,795)
Other comprehensive income (loss) before reclassifications	36,431	1,387		(25,881)	(11,370)		567
Amounts reclassified to (income) expense from accumulated other comprehensive loss	66,533	1,002	(2)	(899)	727	(1)	67,363
Net other comprehensive income (loss) for the year	102,964	2,389		(26,780)	(10,643)		67,930
Balance at December 31, 2020	$73,575	$—		$(13,156)	$(98,284)		$(37,865)
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
We withheld 33,927, 82,721, and 140,064 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2020, 2019, and 2018, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital and retained earnings in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
The computation of diluted EPS excludes weighted average restricted share units of 460,014 for the year ended December 31, 2020, as they are anti-dilutive due to a net loss attributable to Kraton.
The computation of diluted EPS excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 547,912, 378,084, and 436,370 units at December 31, 2020, 2019, and 2018, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 309,476, and 431,627 options for the years ended December 31, 2019, and 2018, respectively. We did not exclude any options for the year ended December 31, 2020.

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2020
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(225,602)	31,845
Amounts allocated to unvested restricted shares	701	(99)
Amounts available to common stockholders	(224,901)	31,746	$(7.08)
Diluted:
Amounts allocated to unvested restricted shares	(701)	99
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	701	(99)
Amounts available to stockholders and assumed conversions	$(224,901)	31,746	$(7.08)

	Year Ended December 31, 2019
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$51,305	31,828
Amounts allocated to unvested restricted shares	(399)	(247)
Amounts available to common stockholders	50,906	31,581	$1.61
Diluted:
Amounts allocated to unvested restricted shares	399	247
Non participating share units		259
Stock options added under the treasury stock method		41
Amounts reallocated to unvested restricted shares	(395)	(247)
Amounts available to stockholders and assumed conversions	$50,910	31,881	$1.60

	Year Ended December 31, 2018
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$67,015	31,878
Amounts allocated to unvested restricted shares	(972)	(462)
Amounts available to common stockholders	66,043	31,416	$2.10
Diluted:
Amounts allocated to unvested restricted shares	972	462
Non participating share units		168
Stock options added under the treasury stock method		205
Amounts reallocated to unvested restricted shares	(961)	(462)
Amounts available to stockholders and assumed conversions	$66,054	31,789	$2.08

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by March 2021. Repurchases may be made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program may be suspended for periods or discontinued at any time, and the amount and timing of the repurchases are subject to a number of factors, including Kraton's stock price. During the year ended December 31, 2020, we did not repurchase any shares of our common stock under this program. From inception of the program through December 31, 2020, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. We are not obligated to acquire any specific number of shares of our common stock.
9. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2020				December 31, 2019
	Principal	Discount	Debt Issuance Cost	Total	Principal	Discount	Debt Issuance Cost	Total
	(In thousands)
USD Tranche	$—	$—	$—	$—	$290,000	$(5,057)	$(6,985)	$277,958
Euro Tranche	104,159	—	(996)	103,163	277,134	—	(3,237)	273,897
7.0% Senior Notes	—	—	—	—	394,750	—	(5,846)	388,904
4.25% Senior Notes	400,000	—	(6,995)	393,005	—	—	—	—
5.25% Senior Notes	355,366	—	(4,221)	351,145	325,378	—	(4,879)	320,499
ABL Facility	—	—	—	—	—	—	—	—
KFPC Loan Agreement	52,730	—	(18)	52,712	82,375	—	(33)	82,342
KFPC Revolving Credit Facilities	37,003	—	—	37,003	20,010	—	—	20,010
Capital lease obligation	835	—	—	835	1,015	—	—	1,015
Total debt	950,093	—	(12,230)	937,863	1,390,662	(5,057)	(20,980)	1,364,625
Less current portion of total debt	72,347	—	—	72,347	53,139	—	—	53,139
Long-term debt	$877,746	$—	$(12,230)	$865,516	$1,337,523	$(5,057)	$(20,980)	$1,311,486
Senior Secured Term Loan Facility. On March 6, 2020, we sold our Cariflex business and the net proceeds from the transaction were used to fully repay $290.0 million of outstanding borrowings under the USD Tranche of our Term Loan Facility and repay €75.0 million (or approximately $84.7 million) of outstanding borrowings under the Euro Tranche. We repaid an additional €70.0 million (or approximately $82.1 million) and €15.0 million (or approximately $18.0 million) on September 30, 2020 and November 30, 2020, respectively, under the Euro Tranche. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025.
As of the date of this filing, the effective interest rate for the Euro Tranche is 2.8%. The Term Loan Facility contains a number of customary affirmative and negative covenants and we were in compliance with those covenants as of the date of this filing.
7.0% Senior Notes due 2025. On December 21, 2020, we called for redemption and satisfied and discharged the remaining $394.8 million outstanding aggregate principal amount of our 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”). The consideration and redemption price plus accrued and unpaid interest for the redemption were paid with the net proceeds of the offering of the 4.25% Senior Notes due 2025 (the “4.25% Senior Notes”).
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
4.25% Senior Notes due 2025. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued $400.0 million aggregate principal amount of 4.25% Senior Notes due 2025 (the “4.25% Senior Notes”) in December 2020, which mature on December 15, 2025. The 4.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 4.25% per annum, semi-annually in arrears on June 15 and December 15 of each year.

5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $355.4 million, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $300.0 million (as amended, the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of December 31, 2020. The termination date of the ABL Facility is December 3, 2025 (subject to earlier termination if certain outstanding indebtedness under the Term Loan Facility or our senior unsecured notes is not previously refinanced). We amended and restated the credit agreement governing our ABL Facility in April 2020 pursuant to which the termination date was extended from January 6, 2021 to January 6, 2023. In December 2020, we further amended the credit agreement governing the amended and restated credit agreement to extend the termination date to December 3, 2025.
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, and the terms of the ABL Facility require the U.S. revolver commitment comprises at least 60.0% of the commitments under the ABL Facility. The ABL Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing. As part of the April 2020 amendment and restatement, there was no significant change in terms and a price increase of 50 basis points in the borrowing margin for amounts outstanding under the ABL Facility, while improving certain borrowing base advance rates and borrowing base eligibility criteria from the existing agreement. In December 2020, we amended and restated the credit agreement governing the ABL Facility to extend the term through December 3, 2025, reduced the borrowing margin by 50 basis points along with a 75 basis point decrease in the floor rate for amounts outstanding and borrowed under the facility, and reduced the unused line fee by 12.5 basis points for available committed amounts with no outstanding borrowings under the facility. In addition, the aggregate commitments under the ABL Facility were also increased from $250.0 million to $300.0 million.
KFPC Loan Agreement. As of December 31, 2020, NTD 1.5 billion, or approximately $52.7 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the year ended December 31, 2020, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2020 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. The KFPC Loan Agreement will mature on January 17, 2022.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.2 billion (or approximately $76.5 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of December 31, 2020, NTD 1.0 billion (or approximately $37.0 million) was drawn on the KFPC Revolving Facilities.
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
We recorded a $40.8 million loss on extinguishment of debt during the year ended December 31, 2020, which includes a write off of $20.7 million related to the call premium on the redemption of our outstanding 7.0% Senior Notes, a write off of $13.9 million related to previously capitalized deferred financing costs on our Term Loan Facility and 7.0% Senior Notes, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps.
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

We had net debt issuance cost of $14.4 million as of December 31, 2020, of which $2.2 million related to our ABL Facility is recorded in other current assets and $12.2 million is recorded as a reduction to long-term debt. We had net debt issuance cost of $22.2 million as of December 31, 2019, of which $1.2 million related to our ABL Facility is recorded in other current assets and $21.0 million is recorded as a reduction to long-term debt. We amortized $3.0 million, $4.7 million, and $5.8 million during the years ended December 31, 2020, 2019, and 2018, respectively.
Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2020, are as follows:

Principal Payments
December 31,	(In thousands)
2021	$72,347
2022	17,778
2023	215
2024	228
2025	504,159
Thereafter	355,366
Total debt	$950,093
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
•Inputs other than quoted prices that is observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
•Level 3—Inputs that are unobservable and reflect our assumptions used in pricing the asset or liability based on the best information available under the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of December 31, 2020 and 2019, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	2,454	2,454	—
Derivative liability – current	Other payables and accruals	(219)	—	(219)
Total		$2,235	$2,454	$(219)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Derivative asset – current	Other current assets	$14	$—	$14
Derivative asset – noncurrent	Other long-term assets	32	—	32
Retirement plan asset—noncurrent	Other long-term assets	2,547	2,547	—
Derivative liability – current	Other payables and accruals	(170)	—	(170)
Total		$2,423	$2,547	$(124)
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
Nonrecurring Fair Value Measurements. Our long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. When impairment has occurred, such long-lived assets are written down to fair value. These evaluations are performed using Level 3 inputs to derive its estimated fair values.
During the year ended December 31, 2020, we impaired $0.8 million related to specifically identified assets in our Chemical segment. During the year ended December 31, 2019, we impaired $0.8 million of certain assets, of which $0.5 million related to an expansion project in our Polymer segment. During the year ended December 31, 2018, we impaired certain assets totaling $2.2 million, largely related to the impact of Hurricane Michael in our Chemical segment.
The following table presents the carrying values and approximate fair values of our debt.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
USD Tranche (significant other observable inputs – level 2)	$—	$—	$290,000	$290,183
Euro Tranche (significant other observable inputs – level 2)	$104,159	$103,574	$277,134	$277,827
7.0% Senior Notes (quoted prices in active market for identical assets – level 1)	$—	$—	$394,750	$406,214
4.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$409,880	$—	$—
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$355,366	$367,886	$325,378	$338,364
ABL Facility	$—	$—	$—	$—
Capital lease obligation	$835	$835	$1,015	$1,015
KFPC Loan Agreement	$52,730	$52,730	$82,375	$82,375
KFPC Revolving Credit Facilities	$37,003	$37,003	$20,010	$20,010
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. Based on debt repayments, we have exited all of the interest rate swap agreements originally entered into in 2017. We reclassified out of other comprehensive income (loss) the settlement of our interest rate swaps that amounted to a $1.3 million loss on extinguishment of debt for the year ended December 31, 2020. We recorded an unrealized gain of $1.8 million and an unrealized loss of $5.1 million for the years ended December 31, 2020 and 2019, respectively, in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a gain of $0.9 million and a loss of $4.0 million and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, which are recorded in cost of goods sold in the Consolidated Statement of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2020, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a loss of $30.0 million and a gain of $6.1 million for the year ended December 31, 2020 and 2019, respectively, which is recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
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

11. Income Taxes
Kraton Corporation, the parent company, is domiciled in the U.S. and is subject to U.S. statutory rate of 21.0% from January 1, 2018 through December 31, 2020.
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current tax benefit (expense):
U.S.	$(9,579)	$13,968	$(22,158)
Foreign	(14,501)	(2,314)	(7,903)
Current tax benefit (expense)	(24,080)	11,654	(30,061)
Deferred tax benefit (expense):
U.S.	(3,376)	(1,621)	18,868
Foreign	59,490	1,780	7,619
Deferred tax benefit (expense)	56,114	159	26,487
Income tax benefit (expense)	$32,034	$11,813	$(3,574)
Income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Income (loss) before income taxes:
U.S.	$(484,131)	$1,998	$10,605
Foreign	230,411	42,006	63,490
Income before income taxes	$(253,720)	$44,004	$74,095
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years Ended December 31,
	2020	2019	2018
Income taxes at the statutory rate	(21.0)%	(21.0)%	(21.0)%
Foreign tax rate differential	(0.2)	5.1	15.3
State taxes, net of federal benefit	(0.7)	(0.1)	(0.5)
Permanent differences	0.6	8.7	10.9
Cariflex disposition	(4.3)	—	—
Dutch transfer of assets	(25.9)	—	—
Tax credits	(0.5)	3.6	(0.1)
Uncertain tax positions	(1.2)	40.3	(8.3)
Valuation allowance	(0.6)	10.6	8.8
Goodwill impairment	33.1	—	—
Deferred tax rate change and transition tax	0.2	(7.7)	14.4
U.S. minimum tax on foreign entities	2.0	(17.8)	(16.2)
Other	5.9	5.1	(8.0)
Effective tax rate	(12.6)%	26.8%	(4.7)%

As of December 31, 2020, we have recorded a deferred tax asset of $65.8 million related to the intercompany transfers of certain intellectual property rights to our Dutch subsidiary. This transfer was to align the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our Dutch subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The fair value was determined utilizing certain estimates within the income approach based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $65.8 million for the recognition of the deferred tax asset in the Netherlands.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted by the U.S. on March 27, 2020. The CARES Act among other things, includes provisions relating to modifications of the net interest deduction limitations and revisions to alternative minimum tax credit (“AMT”) refunds. We have recognized a current tax benefit of $9.7 million related to the modification to the interest deduction limitation. As a result of the CARES Act, we reclassified $1.6 million of expected AMT refunds from long-term to current. We are continuing to analyze the CARES Act, but we do not anticipate the other income tax provisions of the CARES Act to have a material impact on our financial statements.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$36,093	$49,634
Interest carryforwards	4,974	30,429
Tax credit carryforwards	4,938	10,301
Inventory	8,309	8,100
Benefit plans accrual	31,431	25,219
Operating leases	13,279	17,543
Deferred income	36,999	—
Other accruals and reserves	11,821	4,782
Deferred tax assets	147,844	146,008
Valuation allowance for deferred tax assets	(39,517)	(38,440)
Net deferred tax assets after valuation allowance	108,327	107,568
Deferred tax liabilities:
Property, plant, and equipment	117,678	112,454
Intangible assets	2,603	76,293
Operating leases	11,715	16,842
Investment in subsidiaries	18,356	18,356
Deferred tax liabilities	150,352	223,945
Net deferred tax liabilities	$42,025	$116,377

	December 31,
	2020	2019
	(In thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	$83,534	$8,863
Non-current deferred tax liabilities	125,559	125,240
Net deferred tax liabilities	$42,025	$116,377
As of December 31, 2020 and December 31, 2019, the net deferred tax liabilities were $42.0 million and $116.4 million, respectfully, the primary change was due to recording a $65.8 million deferred tax asset for the intercompany transfer of certain intellectual property rights that resulted in a step-up of basis to fair value for the Dutch subsidiary.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of December 31, 2020 and December 31, 2019, we recorded a valuation allowance of $39.5 million and $38.4 million, respectively, against our net operating loss carryforwards (“NOL”) and other deferred tax assets.
We currently believe that certain unremitted foreign earnings of our subsidiaries will be permanently reinvested for an infinite period of time. Accordingly, we have not provided deferred taxes for the differences between these subsidiaries’ book basis and underlying tax basis or on related foreign currency translation adjustment amounts.
As of December 31, 2020, we had $131.5 million of NOL carryforwards, related to foreign jurisdictions of which $129.5 million is subject to a valuation allowance. Of the NOL carryforwards, $1.6 million are set to expire at various times between 2027 through 2037, and $129.9 million are non-expiring.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our U.S. federal income tax returns, for 2004 remain open to examination, as a result of the utilization of NOL carryforwards from 2004. In addition, open tax years for state and foreign jurisdictions remain subject to examination. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying condensed financial statements for any adjustments that might be incurred due to federal, state, or foreign audits.
As of December 31, 2020 and December 31, 2019, we had unrecognized tax benefits of $8.8 million and $11.3 million, respectively, if recognized, would impact our effective tax rate. The net decrease was primarily due to the lapse in a statute of limitations for unrecognized tax benefits in the U.S. and China of $3.4 million.
Interest and penalties relating to income taxes are included in income tax expense. As of December 31, 2020 and December 31, 2019, we had $1.7 million and $2.1 million of penalties and interest included in the total unrecognized tax benefits. Accrued interest and penalties relating to uncertain tax positions that are not actually assessed will be reversed in the year of resolution.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
The following presents a roll forward of our unrecognized tax benefits including associated interest and penalties.

	December 31,
	2020	2019
	(In thousands)
Balance at January 1	$11,294	$29,603
Increase in current year tax positions	148	185
Increase in prior year tax positions	1,142	710
Decrease in prior year tax positions	—	(18,143)
Lapse of statute of limitations	(3,735)	(1,061)
Balance at December 31	$8,849	$11,294
12. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease ROU assets and lease liabilities are related to operating leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment used to conduct our operations. We currently have no finance leases as that term is defined under ASC 842. These leases were discounted using a rate of 3.584%, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
The components of lease cost for operating leases are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Lease cost	$24,488	$23,093
Variable lease cost	1,090	543
Operating lease expense	$25,578	$23,636

The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of December 31, 2020 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Railcars	$2,733	$26,748	34.2%	65	22.3
Buildings	24,623	9,868	40.0%	27	10.6
Equipment	2,151	6,712	10.3%	36	3.7
Land	7,045	44	8.2%	359	29.5
Other	775	5,498	7.3%	35	2.5
Total	$37,327	$48,870			68.6
The following tables show the undiscounted cash flows for the operating lease liabilities.

December 31, 2020
(In thousands)
2021	$21,098
2022	15,992
2023	14,309
2024	10,668
2025	8,605
Thereafter	26,988
Total undiscounted operating lease liabilities	97,660

Present value discount	(11,474)
Foreign currency and other	11
Total discounted operating lease liabilities	$86,197

December 31, 2019
(In thousands)
2020	$23,310
2021	17,629
2022	13,087
2023	9,665
2024	6,264
Thereafter	27,860
Total undiscounted operating lease liabilities	97,815

Present value discount	(10,400)
Foreign currency and other	117
Total discounted operating lease liabilities	$87,532
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
Our Belpre, Ohio, facility is subject to a number of actual and/or potential environmental liabilities primarily relating to contamination caused by former operations at this facility. Some environmental laws could impose on us the entire costs of cleanup regardless of fault, legality of the original disposal, or ownership of the disposal site. In some cases, the governmental entity with jurisdiction could seek an assessment for damage to the natural resources caused by contamination from this site. Shell Chemicals has agreed, subject to certain limitations, in time and amounts, to indemnify us against most environmental liabilities related to the acquired facility that arose from conditions existing prior to the closing.
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions in each of the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020 and 2019, we have recorded an environment obligation and corresponding receivable of $2.2 million and $2.7 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
(c) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$10.2 million, or approximately $2.0 million. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations, or cash flows.
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
(d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	December 31,
	2020	2019
	(In thousands)
Beginning balance	$6,523	$5,703
Additional accruals	119	772
Accretion expense	348	343
Obligations settled	(1,164)	(206)
Foreign currency translation	506	(89)
Ending balance	$6,332	$6,523
In the third quarter of 2019, the Company recorded an ARO of $0.8 million related to the decommissioning of certain assets related to isosteric production at its Dover, Ohio facility.
Pursuant to the indemnity included in the February 2001 separation agreement from Shell Chemical, we recorded a receivable of $0.2 million as of December 31, 2019.

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
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive income (loss) of approximately $9.9 million and a decrease of $0.1 million as of December 31, 2020 and 2019, respectively.
Non-U.S. Retirement Benefit Plan. The Company sponsors defined benefit pension and retirement plans (“non-U.S. Pension Plans”) in certain foreign subsidiaries. Generally, the Company’s non-U.S. Pension Plans are funded using the projected benefit as a target in countries where funding of benefit plans is required.
Based on the funded status and a related change in accrued pension obligations we reported an increase in our accumulated other comprehensive income (loss) of approximately $2.8 million and $9.1 million as of December 31, 2020 and 2019, respectively.

The 2020 measurement date of the Pension Plan’s assets and obligations was December 31, 2020. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial and other assumptions are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2020	2019	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$194,897	$177,589	$95,265	$81,108
Service cost	187	2,671	1,861	1,491
Interest cost	6,621	7,781	1,656	2,112
Participant contributions	—	—	242	215
Benefits paid	(8,170)	(7,354)	(5,255)	(3,577)
Plan amendments	—	(12,507)	—	(321)
Settlements	—	—	(1,018)	(400)
Other events	—	—	9,183	—
Actuarial (gain) loss	22,083	26,717	5,326	13,070
Exchange rate (gain) loss	—	—	5,504	1,567
Benefit obligation at end of period	215,618	194,897	112,764	95,265
Change in plan assets:
Fair value at beginning of period	131,980	110,899	52,680	45,024
Return on plan assets	19,653	20,849	7,501	5,926
Employer contributions	3,865	7,586	5,502	4,067
Participant contributions	—	—	242	215
Benefits paid	(8,170)	(7,354)	(5,255)	(3,577)
Settlements	—	—	(1,018)	(400)
Other events	—	—	6,952	—
Exchange rate (gain) loss	—	—	2,682	1,425
Fair value at end of period	147,328	131,980	69,286	52,680
Funded status at end of period	$(68,290)	$(62,917)	$(43,478)	$(42,585)
Amounts recognized on balance sheet:
Current liabilities	$—	$—	$(2,945)	$(2,323)
Noncurrent liabilities	(68,290)	(62,917)	(40,533)	(40,262)
	$(68,290)	$(62,917)	$(43,478)	$(42,585)
Amounts recognized in accumulated other comprehensive loss:
Prior service costs	$—	$—	$2,754	$573
Net actuarial loss	68,407	58,505	21,112	20,495
Amounts recognized in accumulated other comprehensive loss	$68,407	$58,505	$23,866	$21,068

Accumulated benefit obligations	$215,618	$194,887	$106,525	$91,152
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

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Employer Contributions
2021 Employer contributions	$10,245	$4,888
Benefit Payments
2021	$8,215	$5,431
2022	8,584	6,240
2023	8,924	5,371
2024	9,195	5,633
2025	9,510	6,914
Years 2026-2030	51,938	34,566
Total Benefit Payments	$96,366	$64,155
Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	U.S. Plans			Non-U.S. Plans
	Years Ended December 31,			Years Ended December 31,
	2020	2019	2018	2020	2019	2018
	(In thousands)
Service cost benefits earned during the period	$187	$2,671	$3,221	$1,861	$1,491	$2,504
Interest on prior year’s projected benefit obligation	6,621	7,781	7,200	1,656	2,112	2,073
Expected return on plan assets	(9,106)	(10,065)	(9,808)	(2,731)	(2,520)	(2,685)
One-time settlement costs	—	—	—	143	56	—
Amortization of prior service costs	—	—	—	17	34	13
Amortization of net actuarial loss	1,634	3,487	4,650	1,050	419	645
Net periodic pension costs	$(664)	$3,874	$5,263	$1,996	$1,592	$2,550
The estimated losses that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2021 are as follows:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Amortization of prior service costs	$—	$19
Amortization of net actuarial loss	2,420	1,048
	$2,420	$1,067

Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2020	2019	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.66%	3.45%	1.13%	1.79%
Rates of increase in salary compensation level	3.00%	3.00%	2.73%	2.96%
Expected long-term rate of return on plan assets	7.00%	7.00%	4.93%	5.24%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.45%	4.45%	1.79%	2.63%
Rates of increase in salary compensation level	3.00%	3.00%	2.96%	2.98%
Expected long-term rate of return on plan assets	7.00%	8.00%	5.24%	5.49%
Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plans to determine the average rate of earnings expected on the funds invested to provide for the Pension Plans' benefits. While the studies give appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. Pension Plans effective for 2021 will be 7.0% and 4.9% for our non-U.S. Pension Plans.
Based on the U.S. Pension Plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 7.5%. The asset return assumption set for determining the 2020 FASB ASC 715 expense was 7.0%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 7.0% return after non-investment expenses assumption is equivalent to a gross assumption of 7.5% (7.0% + 0.5%). An 7.5% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plans. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objective. Our Pension Plan asset allocations at December 31, 2020 and 2019 by asset category are as follows:

	U.S. Plans			Non-U.S. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
	2020	2020	2019	2020	2020	2019
Equity	50.0%	68.1%	68.1%	45.0%	36.2%	42.1%
Debt	35.0	31.9	31.9	—	50.9	53.7
Other	15.0	—	—	55.0	12.9	4.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2020 or 2019.
The inputs and methodology used for valuing securities are not an indication of the risk associated with investing in those securities. The following is a description of the primary valuation methodologies used for assets measured at fair value:
•Common/Collective Trust Funds: Valued at the net asset value per unit held at year end as quoted by the funds.
•Mutual Funds, Real Estate Funds, and Other Funds: Valued at the net asset value of shares held at year end as quoted in the active market.
•Insurance contracts for purposes of funding pension benefits.

A summary of total investments for our pension plan assets measured at fair value is presented below. See Note 10 Fair Value Measurements, Financial Instruments, and Credit Risk to the consolidated financial statements for a detailed description of fair value measurements and the hierarchy established for Level 1, 2, and 3 valuation inputs.

	Pension Plan Assets Fair Value Measurements at December 31, 2020
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity	$125,359	$62,790	$62,569	$—
Debt	82,253	14,063	68,190	—
Other	9,002	984	—	8,018
Total	$216,614	$77,837	$130,759	$8,018
___________________________________________
(1)Included are plan assets of $70.4 million, which are comprised of $37.5 million and $32.9 million in equity and debt, respectively, valued using the net asset value practical expedient measuring the fair value of investments in certain entities that calculate net asset value per share (or its equivalent).

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
___________________________________________
(1)Included are plan assets of $63.0 million, which are comprised of $33.7 million and $29.3 million in equity and debt, respectively, valued using the net asset value practical expedient measuring the fair value of investments in certain entities that calculate net asset value per share (or its equivalent).
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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year. The 2020 measurement date of the plans’ assets and obligations was December 31, 2020. We are also required to recognize as a component of accumulated other comprehensive income (loss) the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2020 and 2019, we reported an increase in our accumulated other comprehensive income (loss) of approximately $2.9 million and $3.1 million, respectively, and a related change in accrued pension obligations.

Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$23,979	$22,824
Service cost	291	290
Interest cost	789	941
Benefits and expenses paid (premiums)	(921)	(2,055)
Actuarial (gain) loss	2,031	1,979
Plan amendments	—	—
Benefit obligation at end of period	26,169	23,979
Change in plan assets (1):
Fair value at beginning of period	—	—
Employer contributions	921	2,055
Benefits paid	(921)	(2,055)
Fair value at end of period	—	—
Funded status at end of year	$(26,169)	$(23,979)
___________________________________________
(1)Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $4.4 million and $5.7 million as our estimate of the present value of this commitment as of December 31, 2020 and 2019, respectively.

	December 31,
	2020	2019
	(In thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,443)	$(1,446)
Noncurrent liabilities	(24,726)	(22,533)
	$(26,169)	$(23,979)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$(7,507)	$(9,254)
Net actuarial loss	$10,977	$9,833
	$3,470	$579

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Retiree Medical Plan
(In thousands)
Employer Contributions
2021 Employer contributions	$1,461
Benefit Payments
2021	$1,461
2022	1,458
2023	1,449
2024	1,439
2025	1,459
Years 2026-2030	7,190
Total Benefit Payments	$14,456
Net periodic benefit costs consist of the following components:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Service cost	$291	$290	$490
Interest cost	789	941	1,224
Amortization of prior service cost	(1,747)	(1,747)	(582)
Amortization of net actuarial loss	887	621	742
Net periodic benefit costs	$220	$105	$1,874

	December 31,
	2020	2019
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2020	12/31/2019
Discount rate	2.55%	3.34%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.34%	4.36%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2020	2019
Assumed Pre-65 health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026

December 31,
	2020	2019
Assumed Post-65 health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A
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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1.0% change in assumed health care cost trend rates would have the following effect (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1,576	$(2,382)
Effect on postretirement benefit obligation	$41,919	$(55,903)
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
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2020, 2019, and 2018, were $10.6 million, $9.7 million, and $9.2 million, respectively.

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
Operating Results by Segment

	Year Ended December 31, 2020			Year Ended December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$857,558	$705,592	$1,563,150	$1,052,968	$751,468	$1,804,436
Cost of goods sold	627,297	537,982	1,165,279	820,410	569,597	1,390,007
Gross profit	230,261	167,610	397,871	232,558	181,871	414,429
Operating expenses:
Research and development	29,972	10,771	40,743	29,392	11,681	41,073
Selling, general, and administrative	90,074	71,870	161,944	86,025	63,775	149,800
Depreciation and amortization	52,910	73,112	126,022	59,151	77,020	136,171
Impairment of goodwill	—	400,000	400,000	—	—	—
Gain on insurance proceeds	—	—	—	—	(32,850)	(32,850)
Loss on disposal of fixed assets	503	247	750	647	126	773
Operating income (loss)	$56,802	$(388,390)	(331,588)	$57,343	$62,119	119,462
Other income (expense)			995			3,339
Disposition and exit of business activities			175,189			—
Loss on extinguishment of debt			(40,843)			(3,521)
Earnings of unconsolidated joint venture			457			506
Interest expense, net			(57,930)			(75,782)
Income (loss) before income taxes			$(253,720)			$44,004

	Year Ended December 31, 2018
	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,221,586	$790,089	$2,011,675
Cost of goods sold	872,506	558,563	1,431,069
Gross profit	349,080	231,526	580,606
Operating expenses:
Research and development	28,957	12,339	41,296
Selling, general, and administrative	89,753	64,144	153,897
Depreciation and amortization	71,006	70,404	141,410
Gain on insurance proceeds	—	(8,900)	(8,900)
Loss on disposal of fixed assets	202	1,967	2,169
Operating income (loss)	$159,162	$91,572	250,734
Other expense			(3,472)
Loss on extinguishment of debt			(79,866)
Earnings of unconsolidated joint venture			471
Interest expense, net			(93,772)
Income (loss) before income taxes			$74,095
Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
During the third quarter of 2020, the Company updated its annual long-range plan, taking into consideration the following:
•a continued decline in rosin margins, resulting from excess hydrocarbon supply, negatively affecting our adhesives applications
•a significant decline in gum turpentine pricing, which began in the second half of 2019, resulting in lower CST margins
•the impacts of COVID-19, which weakened demand fundamentals, including applications such as oilfield, tires, and automotive
These and other factors were considered indicators of impairment of our Chemical segment’s goodwill. We performed an interim impairment test of goodwill as of September 30, 2020. As a result, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. The Company updated this assessment as of October 1, 2020 (our annual impairment date) utilizing a qualitative approach, and noted no impairment indicators during the fourth quarter of 2020. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
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
Changes in goodwill from January 1, 2020 through December 31, 2020 were as follows:

Chemical
(In thousands)
Balance at January 1, 2020	$772,418
Goodwill impairment charge	(400,000)
Foreign currency translation	2,643
Balance at December 31, 2020	$375,061
Long-Lived Assets Including Goodwill and Total Assets

	December 31, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$523,067	$419,636	$942,703	$526,692	$399,248	$925,940
Investment in unconsolidated joint venture	$12,723	$—	$12,723	$11,971	$—	$11,971
Goodwill	$—	$375,061	$375,061	$—	$772,418	$772,418
Total assets	$1,104,954	$1,356,003	$2,460,957	$1,097,691	$1,734,694	$2,832,385
During the years ended December 31, 2020, 2019, and 2018, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Revenue by Geographic Region

	December 31, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$311,129	$289,989	$601,118	$352,735	$317,347	$670,082
Germany	89,304	44,439	133,743	107,661	51,598	159,259
All other countries	457,125	371,164	828,289	592,572	382,523	975,095
	$857,558	$705,592	$1,563,150	$1,052,968	$751,468	$1,804,436

	December 31, 2018
	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$412,308	$325,193	$737,501
Germany	141,451	53,908	195,359
All other countries	667,827	410,988	1,078,815
	$1,221,586	$790,089	$2,011,675

Long-Lived Assets by Geographic Region

	December 31, 2020			December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Long-lived assets, at cost:
United States	$591,361	$413,787	$1,005,148	$568,710	$385,235	$953,945
Taiwan	191,726	—	191,726	183,963	—	183,963
France	156,410	15,489	171,899	144,785	13,153	157,938
Germany	79,388	6,057	85,445	70,617	5,170	75,787
Sweden	—	78,329	78,329	—	64,281	64,281
All other countries	68,833	73,602	142,435	69,320	59,903	129,223
	$1,087,718	$587,264	$1,674,982	$1,037,395	$527,742	$1,565,137
Our capital expenditures, excluding software and other intangibles, for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $36.5 million and $58.7 million during the year ended December 31, 2020 and 2019, respectively, and capital expenditures, excluding software and other intangibles, for our Chemical segment were $37.4 million and $45.0 million during the year ended December 31, 2020 and 2019, respectively.
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
15. Related Party Transactions
We own a 50.0% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $14.8 million and $16.4 million as of December 31, 2020 and 2019, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from the joint venture were $28.4 million, $33.0 million, and $35.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $2.3 million and $1.1 million as of December 31, 2020 and 2019, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from this joint venture were $47.6 million, $48.5 million, and $47.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. See Note 16 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2020 and 2019 for KFPC before intercompany eliminations. See Note 9 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$3,097	$10,402
Other current assets	17,304	14,847
Property, plant, and equipment	150,838	155,153
Intangible assets	7,959	8,133
Long-term operating lease assets, net	7,178	7,044
Other long-term assets	6,510	2,147
Total assets	$192,886	$197,726

Current portion of long-term debt	$72,156	$52,961
Current liabilities	5,209	12,801
Long-term debt	17,559	49,391
Deferred income taxes	1,984	—
Long-term operating lease liabilities	6,700	6,603
Total liabilities	$103,608	$121,756

17. Selected Quarterly Financial Data (Unaudited)
The following table sets forth a summary of our quarterly financial information for each of the four quarters ended December 31, 2020 and December 31, 2019:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
	(In thousands, except per share data)
2020
Revenue	$427,269	$355,679	$373,438	$406,764	$1,563,150
Gross profit	$119,200	$93,044	$68,754	$116,873	$397,871
Operating income	$28,241	$12,831	$(406,771)	$34,111	$(331,588)
Net income (loss) attributable to Kraton	$208,086	$(7,968)	$(403,794)	$(21,926)	$(225,602)
Earnings (loss) per common share
Basic	$6.55	$(0.25)	$(12.67)	$(0.69)	$(7.08)
Diluted	$6.47	$(0.25)	$(12.67)	$(0.69)	$(7.08)
Weighted average common shares outstanding
Basic	31,587	31,782	31,787	31,798	31,746
Diluted	31,949	31,782	31,787	31,798	31,746
2019
Revenue	$456,411	$495,280	$444,221	$408,524	$1,804,436
Gross profit	$107,002	$129,202	$101,279	$76,946	$414,429
Operating income (loss)	$35,135	$56,168	$38,103	$(9,944)	$119,462
Net income (loss) attributable to Kraton	$12,668	$41,208	$18,693	$(21,264)	$51,305
Earnings (loss) per common share
Basic	$0.40	$1.29	$0.59	$(0.67)	$1.61
Diluted	$0.39	$1.28	$0.58	$(0.67)	$1.60
Weighted average common shares outstanding
Basic	31,633	31,692	31,486	31,516	31,581
Diluted	31,901	32,017	31,823	31,516	31,881
_______________________________________
(1)The first quarter of 2020 was positively impacted by a $175.2 million gain on the sale of our Cariflex business. The first quarter of 2019 was positively impacted by a $11.1 million gain on insurance proceeds.
(2)The second quarter of 2019 was positively impacted by a $7.5 million gain on insurance proceeds.
(3)The third quarter of 2020 was negatively impacted by a $400.0 million goodwill impairment. The third quarter of 2019 was positively impacted by a $14.3 million gain on insurance proceeds.
(4)The fourth quarter of 2020 was negatively impacted by a $25.9 million loss on extinguishment of debt. The fourth quarter of 2019 was negatively impacted by approximately $5.0 million largely related to the process to review strategic alternatives for our Cariflex business and a $3.7 million loss on extinguishment of debt.
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share information may not equal annual basic and diluted earnings per share.
18. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2020.

KRATON CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2020, 2019, and 2018
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2020	$434	$164	$—	$598
Year Ended December 31, 2019	$784	$(117)	$(233)	$434
Year Ended December 31, 2018	$824	$(40)	$—	$784

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year Ended December 31, 2020	$8,923	$22	$23	$8,968
Year Ended December 31, 2019	$8,951	$6	$(34)	$8,923
Year Ended December 31, 2018	$11,452	$(2,274)	$(227)	$8,951