Form 10-Q
period 2021-03-31
Kraton Corp
filed 2021-04-29
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of April 26, 2021: 32,144,047.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended March 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, are forward-looking statements, including, but not limited to, statements regarding our expectations as to:
•the continued impact of the coronavirus (“COVID-19”) pandemic (including governmental and regulatory actions relating thereto) on demand for our products, on the national and global economy and on our customers, suppliers, employees, business and results of operations;
•the potential impact of actions by our competitors in response to the COVID-19 pandemic on the price and demand for our products;
•expectations regarding the possibility for future impairment of goodwill or other assets, including as a result of the impact of the COVID-19 pandemic;
•the anticipated benefits or performance of our products;
•beliefs regarding opportunities for new, differentiated applications, and other innovations;
•our ability to obtain necessary additional regulatory approvals for BIAXAM on our anticipated timeline, or at all, and whether the expected benefits of the product will be realized;
•our expectations with respect to debt reduction and our ability to refinance our debt from time to time;
•beliefs regarding strengthening relationships with customers;
•adequacy of cash flows to fund our working capital requirements;
•our investment in the joint venture with Formosa Petrochemical Corporation (“FPCC”);
•our expectations regarding indebtedness to be incurred by our joint venture with FPCC;
•debt payments, interest payments, benefit plan contributions, and income tax obligations;
•expected benefits from our acquisitions, business dispositions, or other business combinations and expectations regarding our ability to timely execute and close such transactions;
•our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform;
•our ability to fully access our senior secured credit facilities;
•expectations regarding future dividend payments;
•expectations regarding our counterparties’ ability to perform, including with respect to trade receivables;
•estimates regarding tax expense of repatriating certain cash and short-term investments related to foreign operations;
•expectations regarding differentiated applications;
•our ability to realize certain deferred tax assets and our beliefs with respect to tax positions;
•expectations regarding our full year effective tax rate;
•estimates related to the useful lives of certain assets for tax purposes;
•expectations regarding our pension contributions;
•estimates or expectations related to raw material costs or availability, ending inventory levels and related estimated charges;
•the outcome and financial impact of legal proceedings;
•expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods;
•expectations regarding the impact of extraordinary events such as natural disasters, other weather events, or terrorist attacks;
•estimated impacts of changing tariff rates;
•expectations or estimated impacts of anticipated regulatory changes following the 2020 Presidential elections;
•the estimates and matters described in our latest Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and
•projections regarding environmental costs and capital expenditures and related operational savings.
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month period ended March 31, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
April 29, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,781	$85,901
Receivables, net of allowance for doubtful accounts of $681 and $598	220,830	180,258
Inventories of products, net	340,616	318,885
Inventories of materials and supplies, net	33,885	34,164
Prepaid expenses	10,414	11,844
Other current assets	17,167	15,338
Total current assets	683,693	646,390
Property, plant, and equipment, net of accumulated depreciation of $739,987 and $732,279	928,081	942,703
Goodwill	373,828	375,061
Intangible assets, net of accumulated amortization of $339,236 and $330,070	284,144	294,734
Investment in unconsolidated joint venture	11,978	12,723
Deferred income taxes	80,783	83,534
Long-term operating lease assets, net	82,119	84,042
Other long-term assets	21,451	21,770
Total assets	$2,466,077	$2,460,957
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$84,488	$72,347
Accounts payable-trade	178,362	176,229
Other payables and accruals	163,653	167,364
Due to related party	16,274	17,147
Total current liabilities	442,777	433,087
Long-term debt, net of current portion	847,125	865,516
Deferred income taxes	131,469	125,559
Long-term operating lease liabilities	66,424	67,898
Deferred income	141,291	151,329
Other long-term liabilities	160,669	168,566
Total liabilities	1,789,755	1,811,955
Commitments and contingencies (Note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,144 shares issued and outstanding at March 31, 2021; 31,873 shares issued and outstanding at December 31, 2020	321	319
Additional paid in capital	404,644	401,445
Retained earnings	272,646	240,464
Accumulated other comprehensive loss	(46,640)	(37,865)
Total Kraton stockholders' equity	630,971	604,363
Noncontrolling interest	45,351	44,639
Total equity	676,322	649,002
Total liabilities and equity	$2,466,077	$2,460,957
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$437,271	$427,269
Cost of goods sold	301,238	308,069
Gross profit	136,033	119,200
Operating expenses:
Research and development	9,520	10,792
Selling, general, and administrative	41,279	49,058
Depreciation and amortization	31,557	31,173
(Gain) loss on disposal of fixed assets	304	(64)
Operating income	53,373	28,241
Other income	808	327
Disposition and exit of business activities	—	175,214
Loss on extinguishment of debt	—	(13,954)
Earnings of unconsolidated joint venture	120	101
Interest expense, net	(10,947)	(17,461)
Income before income taxes	43,354	172,468
Income tax benefit (expense)	(8,761)	36,552
Consolidated net income	34,593	209,020
Net income attributable to noncontrolling interest	(1,364)	(934)
Net income attributable to Kraton	$33,229	$208,086
Earnings per common share:
Basic	$1.04	$6.55
Diluted	$1.02	$6.47
Weighted average common shares outstanding:
Basic	31,928	31,587
Diluted	32,458	31,949
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income attributable to Kraton	$33,229	$208,086
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $0	(20,112)	(15,557)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	66,533
Unrealized gain on cash flow hedges, net of tax expense of $458	—	1,387
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	1,002
Unrealized gain on net investment hedge, net of tax expense of $3,366 and $4,412, respectively	11,337	12,322
Reclassification of gain on net investment hedge, net of tax of $0	—	(899)
Other comprehensive income (loss), net of tax	(8,775)	64,788
Comprehensive income attributable to Kraton	24,454	272,874
Comprehensive income attributable to noncontrolling interest	712	527
Consolidated comprehensive income	$25,166	$273,401
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income (loss)	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$319	$401,445	$240,464	$(37,865)	$604,363	$44,639	$649,002
Consolidated net income	—	—	33,229	—	33,229	1,364	34,593
Other comprehensive income (loss)	—	—	—	(8,775)	(8,775)	(652)	(9,427)
Retired treasury stock from employee tax withholdings	1	(3,816)	(1,047)	—	(4,862)	—	(4,862)
Exercise of stock options	1	4,091	—	—	4,092	—	4,092
Non-cash compensation related to equity awards	—	2,924	—	—	2,924	—	2,924
Balance at March 31, 2021	$321	$404,644	$272,646	$(46,640)	$630,971	$45,351	$676,322

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$34,593	$209,020
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	31,557	31,173
Lease amortization	6,029	6,164
Amortization of debt original issue discount	—	148
Amortization of debt issuance costs	809	1,031
Amortization of deferred income	(7,653)	(3,497)
(Gain) loss on disposal of property, plant, and equipment	304	(64)
Loss on extinguishment of debt	—	13,954
Earnings from unconsolidated joint venture, net of dividends received	347	406
Deferred income tax (benefit) provision	3,542	(64,319)
Gain on disposition and exit of business activities	—	(175,214)
Share-based compensation	2,924	2,848
Decrease (increase) in:
Accounts receivable	(45,140)	(32,359)
Inventories of products, materials, and supplies	(28,163)	(18,914)
Other assets	(2,154)	2,808
Increase (decrease) in:
Accounts payable-trade	7,086	5,023
Other payables and accruals	(6,870)	24,561
Other long-term liabilities	(4,655)	(4,206)
Due to related party	351	2,619
Net cash provided by (used in) operating activities	(7,093)	1,182
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(22,425)	(17,446)
KFPC purchase of property, plant, and equipment	(217)	(52)
Purchase of software and other intangibles	(2,079)	(2,089)
Cash proceeds from disposition and exit of business activities	—	510,500
Net cash provided by (used in) investing activities	(24,721)	490,913
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	21,000	76,000
Repayments of debt	(6,000)	(436,174)
KFPC proceeds from debt	16,065	34,873
KFPC repayments of debt	(20,819)	(40,990)
Finance lease payments	(578)	(44)
Purchase of treasury stock	(4,862)	(678)
Proceeds from the exercise of stock options	4,092	—
Settlement of interest rate swap	—	(1,295)
Net cash provided by (used in) financing activities	8,898	(368,308)
Effect of exchange rate differences on cash	(2,204)	(7,318)
Net increase (decrease) in cash and cash equivalents	(25,120)	116,469
Cash and cash equivalents, beginning of period	85,901	35,033
Cash and cash equivalents, end of period	$60,781	$151,502
See Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$(217)	$1,987
Cash paid for interest, net of capitalized interest	$846	$19,699
Capitalized interest	$706	$404
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(6,575)	$(2,110)
Operating leases	$3,694	$6,870
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
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements presented in this report are for us and our consolidated subsidiaries, each of which is a wholly-owned subsidiary, except our 50% investment in our joint venture, Kraton Formosa Polymers Corporation (“KFPC”), located in Mailiao, Taiwan. KFPC is a variable interest entity for which we have determined that we are the primary beneficiary and, therefore, have consolidated into our financial statements. Our 50% investment in our joint venture located in Kashima, Japan, is accounted for under the equity method of accounting. All significant intercompany transactions have been eliminated. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly our results of operations and financial position. Amounts reported in our Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods or any other interim period, in particular due to the effect of seasonal changes and weather conditions that typically affect our sales into paving, roadmarking, roofing, and construction applications. In particular, sales volumes into these applications are generally higher in the second and third quarter of the calendar year as warm and dry weather is more conducive to paving and roofing activity.
Reclassifications. Certain amounts reported in the condensed consolidated financial statements and notes to the condensed consolidated financial statements for the prior periods may have been reclassified to conform to the current reporting presentation.
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
In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the quarter ended March 31, 2021. Therefore, a discrete year-to-date method of reporting was used for the quarter ended March 31, 2021. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
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
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is effective for fiscal years beginning after December 15, 2020. Adoption of this standard did not materially impact our financial position, results of operations, and cash flows. We adopted ASU 2019-12 effective January 1, 2021.
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This standard is effective beginning on January 7, 2021. Our analysis of ASU 2021-01 was completed during 2021, and there is no material change to our financial position, results of operations, and cash flows. We adopted ASU 2021-01 effective January 7, 2021.
New Accounting Standards to be Adopted in Future Periods
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). This standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2020-06 effective on January 1, 2022.

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
We have deferred revenue of $167.5 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which currently ranges from one to nine years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. The IRSA provided $16.0 million and $6.9 million of Isoprene Rubber sales revenue for the three months ended March 31, 2021 and 2020, respectively. Included within Isoprene Rubber sales revenue is $7.6 million and $3.4 million of amortization of deferred income, which represents non-cash revenue realized as the products are sold under the IRSA for the three months ended March 31, 2021 and 2020, respectively.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the three months ended March 31, 2021 and 2020, we recognized $1.7 million and $4.1 million of revenue related to these bill-and-hold arrangements, respectively.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended March 31,
	2021	2020
Polymer Segment	(In thousands)
Performance Products	$127,945	$118,760
Specialty Polymers	96,739	77,917
Cariflex(1)	—	36,930
Isoprene Rubber	15,956	6,859
Other	510	(86)
Polymer Product Line Revenue	$241,150	$240,380
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020. See Note 4 Disposition and Exit of Business Activities for further information on the divestiture of our Cariflex business.

	Three Months Ended March 31,
	2021	2020
Chemical Segment	(In thousands)
Adhesives	$71,726	$64,895
Performance Chemicals	111,175	110,742
Tires	13,220	11,252
Chemical Product Line Revenue	$196,121	$186,889

	March 31, 2021	December 31, 2020
	(In thousands)
Contract receivables(1)	$221,272	$179,805
Contract liabilities(2)	$167,515	$175,511
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.
(2)    Our contract liability consists of $154.9 million of non-cash deferred income related to the IRSA and $10.6 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $2.0 million.
4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $5.8 million, less contractual capital contributions of $25.3 million. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with Daelim. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million were recorded within deferred income and other payables and accruals, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2020. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years from the sale closing date, with an optional extension for an additional five years.
We used the $510.5 million net proceeds from the sale of our Cariflex business principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company’s senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €145.0 million, or approximately $166.8 million, of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We used the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt and invested in strategic assets of the Company.
For further discussion on assets held for sale, see Note 5 Assets Held for Sale to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.9 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter under our Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan (the “2016 Plan”).

6. Detail of Certain Balance Sheet Accounts

	March 31, 2021	December 31, 2020
	(In thousands)
Inventories of products:
Finished products	$261,496	$240,021
Work in progress	4,203	3,074
Raw materials	82,875	84,039
Inventories of products, gross	348,574	327,134
Inventory reserves	(7,958)	(8,249)
Total inventories of products, net	$340,616	$318,885
Intangible assets:
Contractual agreements	$263,682	$265,375
Technology	146,350	147,011
Customer relationships	60,460	60,623
Tradenames/trademarks	83,614	83,519
Software	69,274	68,276
Intangible assets	623,380	624,804
Less accumulated amortization:
Contractual agreements	115,589	110,811
Technology	76,071	74,693
Customer relationships	40,525	40,205
Tradenames/trademarks	55,204	53,951
Software	51,847	50,410
Total accumulated amortization	339,236	330,070
Intangible assets, net of accumulated amortization	$284,144	$294,734
Other payables and accruals:
Employee related	$34,387	$52,145
Short-term operating lease liabilities	17,810	18,299
Interest payable	12,797	3,873
Capital project accruals	893	1,149
Customer related	9,654	10,484
Short-term deferred income	26,793	24,182
Income tax payable	30,734	26,367
Utilities payable	3,084	2,886
Property and other taxes	1,643	1,303
Other	25,858	26,676
Total other payables and accruals	$163,653	$167,364
Other long-term liabilities:
Pension and other post-retirement benefits	$125,429	$133,634
Long-term tax liability	19,369	19,530
Other	15,871	15,402
Total other long-term liabilities	$160,669	$168,566

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	(15,557)	1,387	12,322	—	(1,848)
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income (loss) for the year	50,976	2,389	11,423	—	64,788
March 31, 2020	$21,587	$—	$25,047	$(87,641)	$(41,007)

December 31, 2020	$73,575	$—	$(13,156)	$(98,284)	$(37,865)
Other comprehensive income (loss) before reclassifications	(20,112)	—	11,337	—	(8,775)
Net other comprehensive income (loss) for the year	(20,112)	—	11,337	—	(8,775)
March 31, 2021	$53,463	$—	$(1,819)	$(98,284)	$(46,640)
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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$33,229	31,970		$208,086	31,783
Amounts allocated to unvested restricted shares	(44)	(42)		(1,283)	(196)
Amounts available to common stockholders	33,185	31,928	$1.04	206,803	31,587	$6.55
Diluted:
Amounts allocated to unvested restricted shares	44	42		1,283	196
Non participating share units	—	475		—	362
Stock options added under the treasury stock method	—	55		—	—
Amounts reallocated to unvested restricted shares	(43)	(42)		(1,269)	(196)
Amounts available to stockholders and assumed conversions	$33,186	32,458	$1.02	$206,817	31,949	$6.47
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock by February 2021. Repurchases could have been made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton’s stock price. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under this program. From the inception of the program through March 31, 2021, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. The share repurchase program ended on February 7, 2021.

8. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021			December 31, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(In thousands)
Euro Tranche	$99,850	$(900)	$98,950	$104,159	$(996)	$103,163
4.25% Senior Notes	400,000	(6,531)	393,469	400,000	(6,995)	393,005
5.25% Senior Notes	340,663	(4,048)	336,615	355,366	(4,221)	351,145
ABL Facility	15,000	—	15,000	—	—	—
KFPC Loan Agreement	34,659	(13)	34,646	52,730	(18)	52,712
KFPC Revolving Facilities	49,112	—	49,112	37,003	—	37,003
Finance lease obligations	3,821	—	3,821	835	—	835
Total debt	943,105	(11,492)	931,613	950,093	(12,230)	937,863
Less current portion of total debt	84,488	—	84,488	72,347	—	72,347
Long-term debt	$858,617	$(11,492)	$847,125	$877,746	$(12,230)	$865,516
Senior Secured Term Loan Facility. The Euro Tranche interest rate applicable margin is 2.0%. Our Term Loan Facility will mature on March 8, 2025. For a summary of additional terms of the Term Loan Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
As of the date of this filing, the effective interest rate for the Euro Tranche is 2.79%. The Term Loan Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing.
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $340.7 million) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $300.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. Our outstanding borrowings under the ABL Facility were $15.0 million as of March 31, 2021. The termination date of the ABL Facility is December 3, 2025 (subject to earlier termination if certain outstanding indebtedness under the Term Loan Facility or our senior unsecured notes is not previously refinanced).
Borrowing availability under the ABL Facility is subject to borrowing base limitations based on the level of receivables and inventory available for security. Revolver commitments under the ABL Facility consist of U.S. and Dutch revolving credit facility commitments, which may be reallocated subject to certain conditions, provided the Dutch revolver commitments may not exceed $100.0 million. The ABL Facility contains a number of customary affirmative and negative covenants, and we were in compliance with those covenants as of the date of this filing. For a summary of additional terms of the ABL Facility, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Loan Agreement. As of March 31, 2021, approximately NTD 1.0 billion (or approximately $34.7 million) was outstanding on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the three months ended March 31, 2021, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.

The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.5 billion (or approximately $87.6 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of March 31, 2021, NTD 1.4 billion (or approximately $49.1 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had debt issuance cost of $13.6 million as of March 31, 2021, of which $2.1 million related to the ABL Facility, which is recorded as an asset (of which $0.5 million was included in other current assets) and $11.5 million is recorded as a reduction to long-term debt. We amortized $0.8 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt, including finance leases, as of March 31, 2021, are as follows:

Principal Payments
(In thousands)
April 1, 2021 through March 31, 2022	$84,488
April 1, 2022 through March 31, 2023	878
April 1, 2023 through March 31, 2024	1,109
April 1, 2024 through March 31, 2025	1,102
April 1, 2025 through March 31, 2026	514,865
Thereafter	340,663
Total debt	$943,105
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
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of March 31, 2021 and December 31, 2020, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,691	$2,691	$—
Derivative liability – current	Other payables and accruals	(1,049)	—	(1,049)
Total		$1,642	$2,691	$(1,049)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term assets	$2,454	$2,454	$—
Derivative liability – current	Other payables and accruals	(219)	—	(219)
Total		$2,235	$2,454	$(219)
The following table presents the carrying values and approximate fair values of our long-term debt.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Euro Tranche (significant other observable inputs – level 2)	$99,850	$99,913	$104,159	$103,574
4.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$401,532	$400,000	$409,880
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$340,663	$352,113	$355,366	$367,886
ABL Facility	$15,000	$15,000	$—	$—
Finance lease obligations	$3,821	$3,821	$835	$835
KFPC Loan Agreement	$34,659	$34,659	$52,730	$52,730
KFPC Revolving Facilities	$49,112	$49,112	$37,003	$37,003
The ABL Facility, Finance lease obligations, KFPC Loan Agreement, and KFPC Revolving Facilities are variable rate instruments, and as such, the fair value approximates the carrying value.
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
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $1.6 million and a gain of $0.2 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $14.7 million and a gain of $6.5 million for the three months ended March 31, 2021 and 2020, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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
10. Income Taxes
Our income tax provision was an expense of $8.8 million and a benefit of $36.6 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the change in valuation allowance, certain tax credits generated, and return to provision adjustments, partially offset by the mix of our pretax income or loss generated in various local and foreign jurisdictions.
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Income taxes at the statutory rate	$(9,104)	$(36,218)
State taxes, net of federal benefit	(646)	(84)
Foreign tax rate differential	(190)	(7,592)
Permanent differences	(835)	(1,240)
Cariflex disposition	—	13,663
Dutch transfer of assets	—	62,785
Tax credits	800	—
Uncertain tax positions	(136)	2,682
Valuation allowance	892	136
Return to provision adjustments	458	2,420
Income tax benefit (expense)	$(8,761)	$36,552
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of March 31, 2021 and December 31, 2020, we recorded a valuation allowance of $38.6 million and $39.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets.

We currently believe that certain unremitted foreign earnings of our subsidiaries will permanently reinvest for an infinite period of time. Accordingly, we have not provided deferred taxes for the differences between these subsidiaries' book basis and underlying tax basis or on related foreign currency translation adjustment amounts.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our U.S. federal income tax returns, for 2005 remain open to examination, as a result of the utilization of net operating loss carryforwards from 2005. In addition, open tax years for state and foreign jurisdictions remain subject to examination. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying condensed consolidated financial statements for any adjustments that might be incurred due to federal, state, or foreign audits.
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
As of March 31, 2021 and December 31, 2020, we had total unrecognized tax benefits of $8.7 million and $8.8 million, respectively, if recognized, would impact our effective tax rate. During the three months ended March 31, 2021 and 2020, we had a decrease of $0.1 million and $2.9 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.

11. Commitments and Contingencies
(a) Lease Commitments - accounted for under ASC 842, Leases
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating and finance leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment and our finance leases are generally related to equipment and buildings used to conduct our operations. These operating and finance leases were discounted using a weighted-average rate of 3.66% and 4.59%, respectively, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
Operating Leases
The components of lease cost for operating leases are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Lease cost	$6,029	$6,164
Variable lease cost	256	88
Operating lease expense	$6,285	$6,252
The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of March 31, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Railcars	$2,513	$25,249	33.0%	62	20.3
Buildings	25,861	10,378	43.0%	30	13.0
Equipment	1,520	5,789	8.7%	33	2.9
Land	6,946	41	8.3%	353	29.3
Other	684	5,253	7.0%	28	2.0
Total	$37,524	$46,710			67.5
The following tables show the undiscounted cash flows for the operating lease liabilities.

March 31, 2021
(In thousands)
April 1, 2021 through December 31, 2021	$16,232
2022	17,259
2023	14,916
2024	11,069
2025	8,840
Thereafter	26,936
Total undiscounted operating lease liabilities	95,252

Present value discount	(11,010)
Foreign currency and other	(8)
Total discounted operating lease liabilities	$84,234

December 31, 2020
(In thousands)
2021	$21,098
2022	15,992
2023	14,309
2024	10,668
2025	8,605
Thereafter	26,988
Total undiscounted operating lease liabilities	97,660

Present value discount	(11,474)
Foreign currency and other	11
Total discounted operating lease liabilities	$86,197
Finance Leases
The components of lease cost for finance leases are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Lease amortization	$311	$178
Lease interest	42	14
Finance lease expense	$353	$192
The finance lease liabilities on a discounted basis arising from obtaining ROU assets as of March 31, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Buildings	$—	$2,952	77.3%	46	35.5
Equipment	789	80	22.7%	53	12.1
Total	$789	$3,032			47.6
The following tables show the undiscounted cash flows for the finance lease liabilities.

March 31, 2021
(In thousands)
April 1, 2021 through December 31, 2021	$250
2022	820
2023	1,010
2024	1,200
2025	968
Thereafter	3
Total undiscounted finance lease liabilities	4,251

Present value discount	(429)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$3,821

December 31, 2020
(In thousands)
2021	$232
2022	232
2023	232
2024	232
2025	—
Thereafter	—
Total undiscounted finance lease liabilities	928

Present value discount	(92)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$835
These finance lease liabilities are included within current and long-term debt on the Condensed Consolidated Balance Sheets. See Note 8 Long-Term Debt for additional information.
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
(c) Asset Retirement Obligations
The changes in the aggregate carrying amount of our asset retirement obligations (“ARO”) are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Beginning balance	$6,332	$6,523
Additional accruals	316	—
Accretion expense	106	78
Obligations settled	(382)	(302)
Foreign currency translation	(232)	(102)
Ending balance	$6,140	$6,197
In the first quarter of 2021, the Company recorded an ARO of $0.3 million related to the office rebuild of our research facility in Europe.

12. Employee Benefits
The components of net periodic benefit cost related to pension benefits are as follows:

	Three Months Ended March 31,
	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$—	$512	$65	$442
Interest cost	1,397	311	1,648	420
Expected return on plan assets	(2,485)	(851)	(2,328)	(682)
Amortization of prior service cost	—	5	—	4
Amortization of net actuarial loss	605	262	388	253
Net periodic benefit (income) cost	$(483)	$239	$(227)	$437
The components of net periodic benefit cost other than the service cost component are included in other income on our Condensed Consolidated Statements of Operations.
We made contributions of $6.9 million and $3.3 million to our pension plans in the three months ended March 31, 2021 and 2020, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended March 31,
	2021	2020
	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$85
Interest cost	163	195
Amortization of prior service cost	(438)	(438)
Amortization of net actuarial loss	243	213
Net periodic benefit (income) cost	$53	$55
The components of net periodic benefit cost other than the service cost component are included in other income on our Condensed Consolidated Statements of Operations.
We made contributions of $0.4 million and $0.7 million to our other post-retirement plans in the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$241,150	$196,121	$437,271	$240,380	$186,889	$427,269
Cost of goods sold	159,165	142,073	301,238	171,649	136,420	308,069
Gross profit	81,985	54,048	136,033	68,731	50,469	119,200
Operating expenses:
Research and development	6,912	2,608	9,520	7,725	3,067	10,792
Selling, general, and administrative	22,175	19,104	41,279	29,933	19,125	49,058
Depreciation and amortization	12,824	18,733	31,557	13,347	17,826	31,173
(Gain) loss on disposal of fixed assets	215	89	304	(199)	135	(64)
Operating income	$39,859	$13,514	53,373	$17,925	$10,316	28,241
Other income			808			327
Disposition and exit of business activities			—			175,214
Loss on extinguishment of debt			—			(13,954)
Earnings of unconsolidated joint venture			120			101
Interest expense, net			(10,947)			(17,461)
Income before income taxes			$43,354			$172,468
The following table presents long-lived assets including goodwill and total assets.

	March 31, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$518,410	$409,671	$928,081	$523,067	$419,636	$942,703
Investment in unconsolidated joint venture	$11,978	$—	$11,978	$12,723	$—	$12,723
Goodwill	$—	$373,828	$373,828	$—	$375,061	$375,061
Total assets	$1,129,458	$1,336,619	$2,466,077	$1,104,954	$1,356,003	$2,460,957
(a) Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
Changes in goodwill from January 1, 2021 through March 31, 2021 were as follows:

Chemical
(In thousands)
Balance at January 1, 2021	$375,061
Foreign currency translation	(1,233)
Balance at March 31, 2021	$373,828
(b) Revenue by Geography
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.

Following is a summary of revenue by geographic region:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$82,656	$73,494	$156,150	$85,394	$80,581	$165,975
Germany	26,728	14,686	41,414	24,433	12,668	37,101
All other countries	131,766	107,941	239,707	130,553	93,640	224,193
	$241,150	$196,121	$437,271	$240,380	$186,889	$427,269
(c) Capital Expenditures
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $15.5 million and $10.3 million during the three months ended March 31, 2021 and 2020, respectively, and capital expenditures for our Chemical segment were $6.9 million and $7.2 million during the three months ended March 31, 2021 and 2020, respectively.
14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $15.7 million and $14.8 million as of March 31, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $8.0 million and $9.1 million for the three months ended March 31, 2021 and 2020, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.6 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $11.3 million and $14.0 million for the three months ended March 31, 2021 and 2020, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
The following table summarizes the carrying amounts of assets and liabilities as of March 31, 2021 and December 31, 2020 for KFPC before intercompany eliminations.

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,561	$3,097
Other current assets	20,345	17,304
Property, plant, and equipment, net	146,325	150,838
Intangible assets	7,670	7,959
Long-term operating lease assets, net	6,994	7,178
Other long-term assets	5,647	5,187
Total assets	$188,542	$191,563

Current portion of long-term debt	$83,758	$72,156
Current liabilities	6,825	5,209
Long-term debt	—	17,559
Deferred income taxes	652	661
Long-term operating lease liabilities	6,606	6,700
Total liabilities	$97,841	$102,285
16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended March 31, 2021.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
You should read the following discussion of our financial condition and results of operations together with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. This discussion contains forward-looking statements and involves numerous risks, uncertainties, assumptions and other important factors that could cause the actual results, performance, or industry results, to differ materially from historical results, any future results, or performance, or industry results expressed or implied by such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”
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
Factors Affecting Our Results of Operations
International Operations and Currency Fluctuations. We operate a geographically diverse business, serving customers in numerous countries from thirteen manufacturing facilities on three continents. Our sales and production costs are mainly denominated in U.S. dollars, Brazilian Real, Euro, Japanese Yen, Swedish Krona, and Taiwanese Dollar. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations.
We generated our revenue from customers located in the following regions:

	Three Months Ended March 31,
	2021	2020
Revenue by Geography:	(In thousands)
Americas	$190,297	$186,158
Europe, Middle East, and Africa	156,848	138,032
Asia Pacific	90,126	103,079
Total revenue	$437,271	$427,269
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is also generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased for the Polymer and Chemical segments during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. With the development of variants and increased vaccinations rates, the status of ongoing measures varies widely depending on the country and locality. We continue to monitor the progression of the COVID-19 pandemic on a daily basis, and we have a dedicated COVID-19 crisis management team that meets regularly. The safety and well-being of our employees, our stakeholders, and the communities in which we operate remain our primary concern. While our essential plant and laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
To date, our plants have continued to operate at normal capacities. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, and supplemented on August 18, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While the members of the European Union issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance.

However, our supply chain has encountered significant constraints as described below, including sourcing key raw materials and demand constraints. Although there has been some disruption in global supply chain and logistics environment, we believe our geographic and end market diversification partially mitigate our exposure, as we serve many customers whose products remain vital in the current environment.
In our Chemical segment, during the second half of 2020, we saw improvement in demand trends within the tires, automotive, oilfield, and lubricants/fuel additives applications, compared to the second quarter of 2020. While COVID-19 continues to be a risk, during the first quarter of 2021 we also noted continued improvement in global demand trends, particularly in adhesives, flavors and fragrances, as well as road markings.
In our Polymer segment, during the second half of 2020, we saw improved global demand in most end market applications, compared to the first half of 2020. This recovery was aided by enhanced sales into medical applications and the global recovery of demand for consumer durables and automotive applications. During the first quarter of 2021, we saw improved demand in Performance Polymers within our paving and roofing applications as well as strong demand for Specialty Polymers across regions, in particular China and broader Asia, for consumer durables and automotive applications.
We are unable to accurately predict the impact that the pandemic will have on our business and results of operations for the remainder of 2021 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter) due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, additional actions that may be taken by governmental authorities, and other unintended consequences. Furthermore, the pandemic has adversely impacted, and may further adversely impact, the national and global economy, particularly in less essential end markets. There can also be no assurance that demand for our products generally (regardless of end market) will not be adversely affected by the continued impact of the COVID-19 pandemic on the national and global economy. Moreover, we are unable to predict actions that may be taken by our competitors, some of which may be less diversified, that could negatively impact pricing or demand for our products.
In spite of the uncertainty of the potential future impact of the COVID-19 pandemic, we expect that our geographic and end market diversification, such as medical, adhesives, food packaging, automotive, and consumer durables may partially mitigate our financial exposure to the pandemic. We will continue to monitor the impacts of COVID-19 and implement operational cost rigors and initiatives as needed. While the impacts of COVID-19 contributed to the goodwill impairment in our Chemical segment in the third quarter of 2020, as discussed further in Note 14 Industry Segments and Foreign Operations to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K, we do not currently anticipate any material impairments, with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements. However, we are continuing to assess the impact from the pandemic, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to 2020, coupled with the impacts of the COVID-19 pandemic, have improved, however, we remain cognizant of the continued risks associated with the COVID-19 pandemic.
In particular, our Chemical segment has seen positive improvement across most geographies and in various market applications such as adhesives, tires, and industrial markets. We also see a modest recovery in certain end uses such as oilfield and mining applications. Despite the continued excess availability of low-cost C5 hydrocarbon tackifiers, the current rosin market fundamentals have improved, especially as compared to the end of 2020. We expect the positive momentum in the rosin adhesive and road marking markets to continue in the near term. Prices for upgraded products within our CST chain have improved, but remain below 2019 peak levels. However, market fundamentals are expected to remain stable in the near term.
Global supply chain and logistics environment. The global supply chain and logistics environment has been constrained in the first quarter of 2021 as a result of the global dislocation of logistical resources resulting from the COVID-19 pandemic. The Company experienced some supply side constraints in our ability to source key raw materials, as well as demand side constraints in shipping to our customers. Additionally, these constraints resulted in higher logistics cost per ton compared to historical trends. We implemented a number of mitigation efforts, including cross regional optimization, planning contingencies, and utilizing alternative carriers. Although we implemented mitigation efforts, the global logistics environment and supply chain constraints resulted in modest earnings pressure during the first quarter 2021. Given the current global logistics environment outlook, we expect these trends to continue into the near future.
BiaXamTM Granted Section 18 Emergency Exemption by the U.S. Environmental Protection Agency (the “EPA”). On April 21, 2021, the EPA approved a public health emergency exemption under Section 18 of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) submitted by the Georgia, Utah, and Minnesota Departments of Agriculture for the deployment of BiaXam in specific applications. The EPA exemption will allow Delta Air Lines to use BiaXam in specific applications in these states to protect against the SARS-CoV-2 virus. We do not expect the approval of this emergency exemption to have a material impact to the Company’s near term results of operations.

Berre, France, Turnaround. During the first half of 2021, we are undergoing a significant statutory turnaround at our Berre, France, location, which occurs approximately every six years. We expect costs of this turnaround to be approximately $15.0 million. We incurred approximately $3.0 million of costs associated with the turnaround in the first quarter of 2021, and expect the majority of the remaining costs to be realized in the second quarter of 2021.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$437,271	$427,269
Cost of goods sold	301,238	308,069
Gross profit	136,033	119,200
Operating expenses:
Research and development	9,520	10,792
Selling, general, and administrative	41,279	49,058
Depreciation and amortization	31,557	31,173
(Gain) loss on disposal of fixed assets	304	(64)
Operating income	53,373	28,241
Other income	808	327
Disposition and exit of business activities	—	175,214
Loss on extinguishment of debt	—	(13,954)
Earnings of unconsolidated joint venture	120	101
Interest expense, net	(10,947)	(17,461)
Income before income taxes	43,354	172,468
Income tax benefit (expense)	(8,761)	36,552
Consolidated net income	34,593	209,020
Net income attributable to noncontrolling interest	(1,364)	(934)
Net income attributable to Kraton	$33,229	$208,086
Earnings per common share:
Basic	$1.04	$6.55
Diluted	$1.02	$6.47
Weighted average common shares outstanding:
Basic	31,928	31,587
Diluted	32,458	31,949
Consolidated Results
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Revenue was $437.3 million for the three months ended March 31, 2021 compared to $427.3 million for the three months ended March 31, 2020, an increase of $10.0 million, or 2.3%. Revenue increased $0.8 million and $9.2 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $301.2 million for the three months ended March 31, 2021 compared to $308.1 million for the three months ended March 31, 2020, a decrease of $6.8 million, or 2.2%. Cost of goods sold decreased $12.5 million for the Polymer segment and increased $5.7 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $41.3 million for the three months ended March 31, 2021 compared to $49.1 million for the three months ended March 31, 2020. The $7.8 million decrease is primarily attributable to non-recurring transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business in 2020 and the benefit of costs reduction initiatives.

Depreciation and amortization was $31.6 million for the three months ended March 31, 2021 compared to $31.2 million for the three months ended March 31, 2020.
Other income was $0.8 million for the three months ended March 31, 2021 compared to other income of $0.3 million for the three months ended March 31, 2020. The benefit to other income is partially related to a reduction in net periodic pension expense.
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
Interest expense, net, was $10.9 million for the three months ended March 31, 2021 compared to $17.5 million for the three months ended March 31, 2020, a decrease of $6.5 million. The decrease is due to lower overall indebtedness and an improvement in borrowing rates.
Our income tax provision was an expense of $8.8 million and a benefit of $36.6 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the change in valuation allowance, certain tax credits generated, and return to provision adjustments, partially offset by the mix of our pretax income or loss generated in various local and foreign jurisdictions.
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
Net income attributable to Kraton was $33.2 million, or $1.02 per diluted share, for the three months ended March 31, 2021, a decrease of $174.9 million compared to net income attributable to Kraton of $208.1 million, or $6.47 per diluted share, for the three months ended March 31, 2020. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.53 for the three months ended March 31, 2021 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.27 for the three months ended March 31, 2020. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Polymer Segment

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Performance Products	$127,945	$118,760
Specialty Polymers	96,739	77,917
Cariflex(1)	—	36,930
Isoprene Rubber(1)	15,956	6,859
Other	510	(86)
Polymer Segment Revenue	$241,150	$240,380

Operating income	$39,859	$17,925
Adjusted EBITDA (non-GAAP)(1)(2)	$37,466	$51,169
Adjusted EBITDA margin (non-GAAP)(3)	15.5%	21.3%
 ____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell Isoprene Rubber to Daelim under an IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $7.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(3)Defined as Adjusted EBITDA as a percentage of revenue.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Revenue for the Polymer segment was $241.2 million for the three months ended March 31, 2021 compared to $240.4 million for the three months ended March 31, 2020. The increase was due to higher sales volumes in our core Specialty Polymers and Performance Products businesses resulting in revenue increases of $18.8 million and $9.2 million, respectively. These increases were partially offset by the divestiture of our Cariflex business in March 2020, which contributed $36.9 million of revenue in the comparative quarter of 2020. The positive impact from changes in currency exchange rates between the periods was $10.9 million.

Polymer Segment Sales Volume % Change	Three Months Ended March 31, 2021
Performance Products	6.5%
Specialty Polymers	24.5%
Isoprene Rubber	129.5%
Subtotal	13.1%
Cariflex	(100.0)%
Total	5.6%
Sales volumes of 74.8 kilotons for the three months ended March 31, 2021 increased 5.6% compared to the three months ended March 31, 2020. Volume for our Specialty Polymers increased 24.5% driven by strong demand across all regions, particularly in consumer durable applications in China and broader Asia, and automotive applications in North America and Europe. Volume for our Performance Products business increased 6.5%, primarily driven by improved paving and roofing demand in Europe.
Cost of goods sold was $159.2 million for the three months ended March 31, 2021 compared to $171.6 million for the three months ended March 31, 2020, a decrease of $12.5 million, or 7.3%. The decrease in cost of goods sold reflects the cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, and the divestiture of our Cariflex business. These impacts were partially offset by higher sales volumes in our core business. The negative effect from changes in currency exchange rates between the periods was $8.8 million.
For the three months ended March 31, 2021, the Polymer segment operating income was $39.9 million compared to $17.9 million for the three months ended March 31, 2020, an increase of $21.9 million, or 122.4%. This increase is largely attributable to lower raw material costs on a FIFO basis, partially offset by the divestiture of our Cariflex business.
For the three months ended March 31, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $37.5 million compared to $51.2 million for the three months ended March 31, 2020. The 26.8% decrease in Adjusted EBITDA (non-GAAP) is primarily due to the divestiture of our Cariflex business in March 2020. Excluding the net impact of $10.3 million attributable to the disposition of our Cariflex business, Adjusted EBITDA excluding Cariflex would have been down 8.2%. The lower comparative Adjusted EBITDA is a result of higher fixed costs associated with a statutory turnaround at our Berre, France, location, and the impact to fixed costs associated with inventory liquidation. The higher costs were partially offset by the contribution from higher Specialty Polymers and Performance Products sales volumes. The positive effect from changes in currency exchange rates between the periods was $0.8 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA(5) below.
Chemical Segment

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Adhesives	$71,726	$64,895
Performance Chemicals	111,175	110,742
Tires	13,220	11,252
Chemical Segment Revenue	$196,121	$186,889

Operating income	$13,514	$10,316
Adjusted EBITDA (non-GAAP)(1)	$30,254	$26,710
Adjusted EBITDA margin (non-GAAP)(2)	15.4%	14.3%
 ____________________________________________________
(1)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(2)Defined as Adjusted EBITDA as a percentage of revenue.

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Revenue for the Chemical segment was $196.1 million for the three months ended March 31, 2021 compared to $186.9 million for the three months ended March 31, 2020. The increase in Chemical segment revenue was primarily attributable to the positive effect from changes in currency exchange rates of $8.9 million and higher sales volumes, discussed in the subsequent paragraph.

Chemical Segment Sales Volume % Change	Three Months Ended March 31, 2021
Adhesives	10.8%
Performance Chemical	(3.5)%
Tires(1)	14.9%
Total	1.3%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 111.6 kilotons for the three months ended March 31, 2021, an increase of 1.5 kilotons, or 1.3%, due to increased rosin esters and TOFA and TOFA derivatives, partially offset by lower sales of CST upgrades and decreased raw material sales, the impact of Winter Storm Uri, and logistical challenges.
Cost of goods sold was $142.1 million for the three months ended March 31, 2021 compared to $136.4 million for the three months ended March 31, 2020, an increase of $5.7 million, or 4.1%. The increase was driven by higher average raw material and energy costs, combined with higher sales volumes. The negative effect from changes in currency exchange rates between the periods was $7.9 million.
For the three months ended March 31, 2021, the Chemical segment operating income was $13.5 million compared to an income of $10.3 million for the three months ended March 31, 2020, an increase of $3.2 million, or 31.0%.
For the three months ended March 31, 2021, the Chemical segment generated $30.3 million of Adjusted EBITDA (non-GAAP) compared to $26.7 million for the three months ended March 31, 2020. The 13.3% increase in Adjusted EBITDA (non-GAAP) was primarily driven by higher core volumes associated with improved market fundamentals, specifically in rosin esters and TOFA and TOFA derivatives and lower overall fixed costs, resulting from improved refining operating rates, partially offset by higher raw material and energy costs. The negative effect from changes in currency exchange rates between the periods was $0.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
EBITDA(2)(4)	$85,858	$221,102
Adjusted EBITDA(1)(3)(4)	$67,720	$77,879
Adjusted Diluted Earnings Per Share(1)(4)	$0.53	$0.27
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. The IRSA sales include amortization of non-cash deferred income of $7.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(5)We prepare Adjusted EBITDA excluding Cariflex by eliminating from Adjusted EBITDA Cariflex sales, cost of sales, and direct specific fixed costs incurred from January 1, 2020 through March 6, 2020.
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

We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$33,229			$208,086
Net income attributable to noncontrolling interest			1,364			934
Consolidated net income			34,593			209,020
Add (deduct):
Income tax (benefit) expense			8,761			(36,552)
Interest expense, net			10,947			17,461
Earnings of unconsolidated joint venture			(120)			(101)
Loss on extinguishment of debt			—			13,954
Other income			(808)			(327)
Disposition and exit of business activities			—			(175,214)
Operating income	$39,859	$13,514	53,373	$17,925	$10,316	28,241
Add (deduct):
Depreciation and amortization	12,824	18,733	31,557	13,347	17,826	31,173
Disposition and exit of business activities	—	—	—	175,214	—	175,214
Other income	282	526	808	55	272	327
Loss on extinguishment of debt	—	—	—	(13,954)	—	(13,954)
Earnings of unconsolidated joint venture	120	—	120	101	—	101
EBITDA (a)	53,085	32,773	85,858	192,688	28,414	221,102
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	2,332	1,972	4,304	10,148	762	10,910
Disposition and exit of business activities	—	—	—	(175,214)	—	(175,214)
Loss on extinguishment of debt	—	—	—	13,954	—	13,954
Non-cash compensation expense	2,924	—	2,924	2,848	—	2,848
Spread between FIFO and ECRC	(20,875)	(4,491)	(25,366)	6,745	(2,466)	4,279
Adjusted EBITDA	$37,466	$30,254	$67,720	$51,169	$26,710	$77,879
_____________________________________________________
(a)Included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $7.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended March 31,
	2021	2020
Diluted Earnings Per Share	$1.02	$6.47
Transaction, acquisition related costs, restructuring, and other costs (a)	0.10	0.26
Disposition and exit of business activities	—	(4.96)
Loss on extinguishment of debt	—	0.34
Tax restructuring	—	(1.95)
Spread between FIFO and ECRC	(0.59)	0.11
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.53	$0.27
_____________________________________________________
(a)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

Critical Accounting Policies
For a discussion of our critical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
COVID-19 Pandemic Governmental Liquidity Programs
We also continue to monitor government economic stabilization efforts in response to the COVID-19 pandemic and are participating, and may in the future participate, in certain legislative provisions to enhance our liquidity, including certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the American Rescue Plan Act of 2021 (the “ARP Act”), and similar federal or foreign governmental programs. For example, we elected certain cash deferral options under the CARES Act.
Elections made under the CARES Act did not have a material impact on our cash flows and results of operations. We will continue to evaluate our options under the CARES Act, ARP Act, and similar federal or foreign programs as legislative provisions occur.
Changes in Debt and Net Debt
Our changes in debt and net debt were driven by increases in working capital and higher raw material costs. We reduced our consolidated debt by $7.0 million and increased our consolidated net debt by $18.1 million during the first quarter of 2021. Excluding the effect of foreign currency, consolidated net debt increased by $38.3 million. Further, we had approximately $261.6 million of available liquidity, comprised of $60.8 million of cash on hand and a remaining available borrowing base of $200.8 million on our ABL Facility as of March 31, 2021. As of the date of this filing, our available borrowing capacity under the ABL Facility was $222.0 million, with no outstanding borrowings and $6.3 million of letters of credit outstanding under the ABL Facility.
Management uses consolidated net debt to determine our outstanding debt obligations that would not readily be satisfied by its cash and cash equivalents on hand. Management believes that using consolidated net debt is useful to investors in determining our leverage because we could choose to use cash and cash equivalents to retire debt. We also present consolidated net debt as adjusted for foreign exchange impact accounts for the foreign exchange effect on our foreign currency denominated debt agreements.
A summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP) are provided below:

	March 31, 2021	December 31, 2020
	(In thousands)
Kraton debt	$859,334	$860,360
KFPC loans(1)(2)	83,771	89,733
Consolidated debt	943,105	950,093

Kraton cash	59,220	82,804
KFPC cash(1)(3)	1,561	3,097
Consolidated cash	60,781	85,901

Consolidated net debt	$882,324	$864,192

Effect of foreign currency on consolidated net debt	20,186
Consolidated net debt, excluding effect of foreign currency	$902,510
__________________________________________________
(1)Kraton Formosa Polymers Corporation (“KFPC”) joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.

(2)KFPC executed the KFPC Revolving Facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the 5.5 billion NTD KFPC Loan Agreement.
(3)Cash at our KFPC joint venture.
Principal Balances of Debt and Liquidity Considerations
As of March 31, 2021, our outstanding borrowings included (i) €85.0 million (or approximately $99.9 million) under the Euro Tranche of the Term Loan Facility, and (ii) $400.0 million and €290.0 million (or approximately $340.7 million) under the 4.25% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $15.0 million under our ABL Facility.
In addition, as of March 31, 2021, KFPC had NTD 1.0 billion (or approximately $34.7 million) and NTD 1.4 billion (or approximately $49.1 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement will mature on January 17, 2022.
See Note 8 Long-Term Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K for additional information.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $222.0 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
Pension and Other Retirement Benefit Plan Contributions
We made contributions of $7.3 million and $4.0 million to our Pension Plans and Retiree Medical Plan during the three months ended March 31, 2021 and 2020, respectively. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2021 to be approximately $16.6 million, subject to any future elections made under the ARP Act. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans’ assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans' assets do not meet or exceed expectations during 2021, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2022 and beyond.
Additional Liquidity Considerations
As of March 31, 2021, we had $43.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of March 31, 2021, the remaining long-term tax payable related to the Tax Act of $10.7 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.

Turbulence in U.S. and international markets and economies (including the impact of COVID-19) may adversely affect our liquidity and financial condition, the liquidity and financial condition of our customers, and our ability to timely replace maturing liabilities and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations. However, to date, we have been able to access borrowings available to us in amounts sufficient to fund liquidity needs.
Our ability to pay principal and interest on our indebtedness, fund working capital, to make anticipated capital expenditures, and to fund our investment in the KFPC joint venture depends on our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. See Part I, Item 1A. Risk Factors for further discussion set forth in our most recently filed Annual Report on Form 10-K.
Operating Cash Flows
Net cash used in operating activities totaled $7.1 million during the three months ended March 31, 2021 compared to net cash provided by operating activities of $1.2 million during the three months ended March 31, 2020. This represents a net decrease in operating cash flows of $8.3 million, which was primarily driven by an increase in working capital, partially offset by an increase in operating income. The period-over-period changes in working capital are as follows:
•$31.4 million decrease in cash associated with other payables and accruals due to timing of payments for income taxes, partially offset by timing of interest payments;
•$12.8 million decrease in cash flows associated with accounts receivables due to higher sales volumes and higher average selling prices;
•$9.2 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher raw material costs and higher inventory volumes; and
•$5.6 million decrease in cash flows associated with other items, including due to related parties, other assets and liabilities, and accounts payable, primarily due to timing of payments.
Investing Cash Flows
Net cash used in investing activities totaled $24.7 million for the three months ended March 31, 2021 and net cash provided by investing activities totaled $490.9 million for the three months ended March 31, 2020.
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
Expected Capital Expenditures
We currently expect 2021 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $100.0 million, which includes approximately $4.0 million of capitalized interest. Included in projected capital expenditures is approximately $70.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2021 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows
Our consolidated capital structure as of March 31, 2021 was approximately 39.0% equity, 58.2% debt, and 2.8% noncontrolling interest compared to approximately 37.8% equity, 59.4% debt, and 2.8% noncontrolling interest as of December 31, 2020.
During the three months ended March 31, 2021, we decreased indebtedness by $7.0 million (or increased by $13.2 million excluding impacts on foreign currency), while decreasing cash on hand by approximately $25.1 million.
Share Repurchase Program.
In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock by February 2021. Repurchases could have been made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. The share repurchase program ended on February 7, 2021.

Contractual Obligations
Our contractual obligations are summarized in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See Note 8 Long-Term Debt to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for changes to our debt maturity schedule. There have been no other material changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of March 31, 2021.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the quantitative and qualitative disclosures about market risk disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. See Note 9 Fair Value Measurements, Financial Instruments, and Credit Risk to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion.
Item 4.     Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of March 31, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by February 2021. Repurchases could have been made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton's stock price. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock under this program. The share repurchase program ended on February 7, 2021.
The Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2021 through January 31, 2021	511	$28.43	—	$40,000,036
February 1, 2021 through February 28, 2021	22,147	42.38	—	40,000,036
March 1, 2021 through March 31, 2021	—	—	—	40,000,036
Total	22,658	$42.06	—	$40,000,036
_____________________________________________________
(1)The total number of shares disclosed in this column includes 22,658 shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock awards which vested.
(2)This column contains repurchases under the Share Repurchase Program, which ended on February 7, 2021. As of February 8, 2021, there are no shares available for purchase under any plans or programs.

Item 3.     Default Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

Exhibit Number
15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Kraton Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the three months ended March 31, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)
104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	April 29, 2021	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	April 29, 2021	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President, Chief Financial Officer, and Treasurer