Form 10-Q
period 2021-06-30
Kraton Corp
filed 2021-07-29
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of July 26, 2021: 32,148,136.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended June 30, 2021

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
•our anticipated capital expenditures, health, safety, environmental, and security and infrastructure and maintenance projects, expected facility turnaround costs and timing, projects to optimize the production capabilities of our manufacturing assets and to support our innovation platform;
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
•expectations regarding inflation of transportation and logistics costs and associated availability;
•the outcome and financial impact of legal proceedings;
•expectations regarding the spread between FIFO and ECRC (each as defined herein) in future periods;
•expectations regarding the impact of extraordinary events such as natural disasters, other weather events, or terrorist attacks;
•estimated impacts of changing tariff rates;
•expectations or estimated impacts of anticipated legislative or regulatory changes;
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of June 30, 2021, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2021 and 2020, the related condensed consolidated statements of changes in equity for the three-month periods ended June 30 and March 31, 2021 and 2020, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
July 29, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,132	$85,901
Receivables, net of allowance for doubtful accounts of $765 and $598	257,567	180,258
Inventories of products, net	364,329	318,885
Inventories of materials and supplies, net	34,658	34,164
Prepaid expenses	16,202	11,844
Other current assets	17,150	15,338
Total current assets	748,038	646,390
Property, plant, and equipment, net of accumulated depreciation of $763,649 and $732,279	937,544	942,703
Goodwill	374,089	375,061
Intangible assets, net of accumulated amortization of $350,031 and $330,070	276,166	294,734
Investment in unconsolidated joint venture	12,201	12,723
Deferred income taxes	79,531	83,534
Long-term operating lease assets, net	86,274	84,042
Other long-term assets	21,019	21,770
Total assets	$2,534,862	$2,460,957
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$80,974	$72,347
Accounts payable-trade	211,571	176,229
Other payables and accruals	166,981	167,364
Due to related party	16,086	17,147
Total current liabilities	475,612	433,087
Long-term debt, net of current portion	836,804	865,516
Deferred income taxes	128,191	125,559
Long-term operating lease liabilities	70,748	67,898
Deferred income	140,375	151,329
Other long-term liabilities	157,217	168,566
Total liabilities	1,808,947	1,811,955
Commitments and contingencies (Note 11)
Equity:
Kraton stockholders' equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,148 shares issued and outstanding at June 30, 2021; 31,873 shares issued and outstanding at December 31, 2020	321	319
Additional paid in capital	407,189	401,445
Retained earnings	309,038	240,464
Accumulated other comprehensive loss	(38,947)	(37,865)
Total Kraton stockholders' equity	677,601	604,363
Noncontrolling interest	48,314	44,639
Total equity	725,915	649,002
Total liabilities and equity	$2,534,862	$2,460,957
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$493,623	$355,679	$930,894	$782,948
Cost of goods sold	354,098	262,635	655,336	570,704
Gross profit	139,525	93,044	275,558	212,244
Operating expenses:
Research and development	9,723	9,912	19,243	20,704
Selling, general, and administrative	34,037	38,402	75,316	87,460
Depreciation and amortization	31,716	31,342	63,273	62,515
Loss on disposal of fixed assets	42	557	346	493
Operating income	64,007	12,831	117,380	41,072
Other income (expense)	(2,493)	251	(1,685)	578
Disposition and exit of business activities	—	(25)	—	175,189
Loss on extinguishment of debt	—	(141)	—	(14,095)
Earnings of unconsolidated joint venture	135	128	255	229
Interest expense, net	(10,417)	(13,466)	(21,364)	(30,927)
Income (loss) before income taxes	51,232	(422)	94,586	172,046
Income tax benefit (expense)	(12,881)	(6,659)	(21,642)	29,893
Consolidated net income (loss)	38,351	(7,081)	72,944	201,939
Net income attributable to noncontrolling interest	(1,940)	(887)	(3,304)	(1,821)
Net income (loss) attributable to Kraton	$36,411	$(7,968)	$69,640	$200,118
Earnings (loss) per common share:
Basic	$1.13	$(0.25)	$2.17	$6.29
Diluted	$1.11	$(0.25)	$2.14	$6.20
Weighted average common shares outstanding:
Basic	32,146	31,782	32,037	31,698
Diluted	32,679	31,782	32,569	32,133
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to Kraton	$36,411	$(7,968)	$69,640	$200,118
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	10,330	10,886	(9,782)	2,480
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	—	—	66,533
Unrealized gain on cash flow hedges, net of tax expense of $458	—	—	—	1,387
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	—	—	1,002
Unrealized gain (loss) on net investment hedge, net of tax benefit of $783, expense of $1,444, $2,583, and $19, respectively	(2,637)	(7,826)	8,700	(2,655)
Reclassification of gain on net investment hedge, net of tax of $0	—	—	—	(899)
Other comprehensive income (loss), net of tax	7,693	3,060	(1,082)	67,848
Comprehensive income (loss) attributable to Kraton	44,104	(4,908)	68,558	267,966
Comprehensive income attributable to noncontrolling interest	2,963	2,036	3,675	2,563
Consolidated comprehensive income (loss)	$47,067	$(2,872)	$72,233	$270,529
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income (loss)	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999
Consolidated net income (loss)	—	—	(7,968)	—	(7,968)	887	(7,081)
Other comprehensive income	—	—	—	3,060	3,060	1,149	4,209
Retired treasury stock from employee tax withholdings	—	(160)	94	—	(66)	—	(66)
Non-cash compensation related to equity awards	—	1,897	—	—	1,897	—	1,897
Balance at June 30, 2020	$319	$394,865	$666,173	$(37,947)	$1,023,410	$40,548	$1,063,958

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$319	$401,445	$240,464	$(37,865)	$604,363	$44,639	$649,002
Consolidated net income	—	—	33,229	—	33,229	1,364	34,593
Other comprehensive loss	—	—	—	(8,775)	(8,775)	(652)	(9,427)
Retired treasury stock from employee tax withholdings	1	(3,816)	(1,047)	—	(4,862)	—	(4,862)
Exercise of stock options	1	4,091	—	—	4,092	—	4,092
Non-cash compensation related to equity awards	—	2,924	—	—	2,924	—	2,924
Balance at March 31, 2021	$321	$404,644	$272,646	$(46,640)	$630,971	$45,351	$676,322
Consolidated net income	—	—	36,411	—	36,411	1,940	38,351
Other comprehensive income	—	—	—	7,693	7,693	1,023	8,716
Retired treasury stock from employee tax withholdings	—	(50)	(19)	—	(69)	—	(69)
Non-cash compensation related to equity awards	—	2,595	—	—	2,595	—	2,595
Balance at June 30, 2021	$321	$407,189	$309,038	$(38,947)	$677,601	$48,314	$725,915

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$72,944	$201,939
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	63,273	62,515
Lease amortization	12,082	12,428
Amortization of debt original issue discount	—	148
Amortization of debt issuance costs	1,240	1,724
Amortization of deferred income	(8,103)	(7,799)
Loss on disposal of property, plant, and equipment	346	108
Loss on extinguishment of debt	—	14,095
Earnings from unconsolidated joint venture, net of dividends received	211	279
Deferred income tax (benefit) provision	2,693	(66,441)
Release of uncertain tax positions	—	(3,316)
Gain on disposition and exit of business activities	—	(175,189)
Share-based compensation	5,519	4,745
Decrease (increase) in:
Accounts receivable	(77,466)	1,859
Inventories of products, materials, and supplies	(50,008)	(36,024)
Other assets	(6,092)	(4,366)
Increase (decrease) in:
Accounts payable-trade	40,609	(14,765)
Other payables and accruals	(14,703)	30,767
Other long-term liabilities	(9,589)	(2,824)
Due to related party	143	(888)
Net cash provided by operating activities	33,099	18,995
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(43,012)	(39,122)
KFPC purchase of property, plant, and equipment	(345)	(3,224)
Purchase of software and other intangibles	(3,938)	(3,456)
Cash proceeds (payments) from disposition and exit of business activities	(876)	510,500
Net cash provided by (used in) investing activities	(48,171)	464,698
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	43,000	77,000
Repayments of debt	(43,000)	(437,174)
KFPC proceeds from debt	32,004	49,967
KFPC repayments of debt	(42,157)	(59,769)
Finance lease payments	(616)	(88)
Purchase of treasury stock	(4,931)	(744)
Proceeds from the exercise of stock options	4,092	—
Settlement of interest rate swap	—	(1,295)
Debt issuance costs	—	(1,234)
Net cash used in financing activities	(11,608)	(373,337)
Effect of exchange rate differences on cash	(1,089)	(8,024)
Net increase (decrease) in cash and cash equivalents	(27,769)	102,332
Cash and cash equivalents, beginning of period	85,901	35,033
Cash and cash equivalents, end of period	$58,132	$137,365
See Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$4,308	$3,486
Cash paid for interest, net of capitalized interest	$19,124	$29,259
Capitalized interest	$1,491	$827
Supplemental non-cash disclosures: increase (decrease) during the period
Property, plant, and equipment accruals	$(2,688)	$(12,930)
Operating leases	$12,927	$13,626
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
Description of our Business. We are a leading global sustainable specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value bio-based products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment.
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
In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the quarter ended June 30, 2021. Therefore, a discrete year-to-date method of reporting was used for the quarter ended June 30, 2021. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of
Reference Rate Reform on Financial Reporting. This standard provides practical expedients and exceptions for applying U.S.
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
We have deferred revenue of $167.2 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which currently ranges from one to nine years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. The IRSA did not provide any Isoprene Rubber sales revenue for the three months ended June 30, 2021. The IRSA provided Isoprene Rubber sales revenue of $8.7 million for the three months ended June 30, 2020 and $15.9 million and $15.6 million for the six months ended June 30, 2021 and 2020, respectively. Included within Isoprene Rubber sales revenue is amortization of deferred income of $3.9 million for the three months ended June 30, 2020 and $7.6 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively, which represents non-cash revenue realized as the products are sold under the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. We did not recognize any revenue related to bill-and-hold arrangements for the three months ended June 30, 2021. During the three months ended June 30, 2020, we recognized $0.2 million, of revenue related to these bill-and-hold arrangements, respectively. During the six months ended June 30, 2021 and 2020, we recognized $1.7 million and $4.4 million of revenue related to these bill-and-hold arrangements, respectively.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Polymer Segment	(In thousands)
Performance Products	$177,154	$118,339	$305,099	$237,099
Specialty Polymers	101,069	76,305	197,808	154,222
Cariflex(1)	—	—	—	36,930
Isoprene Rubber	(26)	8,744	15,930	15,603
Other	249	464	759	378
Polymer Product Line Revenue	$278,446	$203,852	$519,596	$444,232
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020. See Note 4 Disposition and Exit of Business Activities for further information on the divestiture of our Cariflex business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Chemical Segment	(In thousands)
Adhesives	$74,330	$60,993	$146,056	$125,888
Performance Chemicals	126,164	84,848	237,339	195,590
Tires	14,683	5,986	27,903	17,238
Chemical Product Line Revenue	$215,177	$151,827	$411,298	$338,716

	June 30, 2021	December 31, 2020
	(In thousands)
Contract receivables(1)	$255,364	$179,805
Contract liabilities(2)	$167,200	$175,511
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.
(2)    Our contract liability consists of $154.9 million of non-cash deferred income related to the IRSA and $10.1 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $2.1 million.
4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $4.9 million, less contractual capital contributions of $25.3 million. The original $5.8 million of incremental working capital was reduced in the second quarter of 2021 by $0.9 million due to payment of a statutory tax obligation. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with Daelim. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million were recorded within deferred income and other payables and accruals, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2020. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to Daelim for a period of five years from the sale closing date, with an optional extension for an additional five years.
We used the $509.6 million net proceeds from the sale of our Cariflex business principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company’s senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €145.0 million, or approximately $166.8 million, of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We used the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt and invested in strategic assets of the Company.
For further discussion on assets held for sale, see Note 5 Assets Held for Sale to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter under our Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan, as amended (the “A&R 2016 Plan”).

6. Detail of Certain Balance Sheet Accounts

	June 30, 2021	December 31, 2020
	(In thousands)
Inventories of products:
Finished products	$260,031	$240,021
Work in progress	5,356	3,074
Raw materials	106,794	84,039
Inventories of products, gross	372,181	327,134
Inventory reserves	(7,852)	(8,249)
Total inventories of products, net	$364,329	$318,885
Intangible assets:
Contractual agreements	$264,076	$265,375
Technology	146,504	147,011
Customer relationships	60,498	60,623
Tradenames/trademarks	83,904	83,519
Software	71,215	68,276
Intangible assets	626,197	624,804
Less accumulated amortization:
Contractual agreements	121,254	110,811
Technology	77,675	74,693
Customer relationships	40,881	40,205
Tradenames/trademarks	56,642	53,951
Software	53,579	50,410
Total accumulated amortization	350,031	330,070
Intangible assets, net of accumulated amortization	$276,166	$294,734
Other payables and accruals:
Employee related	$34,172	$52,145
Short-term operating lease liabilities	17,474	18,299
Interest payable	4,233	3,873
Capital project accruals	6,552	1,149
Customer related	10,760	10,484
Short-term deferred income	26,825	24,182
Income tax payable	34,345	26,367
Utilities payable	3,291	2,886
Property and other taxes	1,947	1,303
Other	27,382	26,676
Total other payables and accruals	$166,981	$167,364
Other long-term liabilities:
Pension and other post-retirement benefits	$122,949	$133,634
Long-term tax liability	18,413	19,530
Other	15,855	15,402
Total other long-term liabilities	$157,217	$168,566

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	2,480	1,387	(2,655)	—	1,212
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income (loss) for the year	69,013	2,389	(3,554)	—	67,848
June 30, 2020	$39,624	$—	$10,070	$(87,641)	$(37,947)

December 31, 2020	$73,575	$—	$(13,156)	$(98,284)	$(37,865)
Other comprehensive income (loss) before reclassifications	(9,782)	—	8,700	—	(1,082)
Net other comprehensive income (loss) for the year	(9,782)	—	8,700	—	(1,082)
June 30, 2021	$63,793	$—	$(4,456)	$(98,284)	$(38,947)
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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$36,411	32,146		$(7,968)	31,861
Amounts allocated to unvested restricted shares	—	—		20	(79)
Amounts available to common stockholders	36,411	32,146	$1.13	(7,948)	31,782	$(0.25)
Diluted:
Amounts allocated to unvested restricted shares	—	—		(20)	79
Non participating share units	—	476		—	—
Stock options added under the treasury stock method	—	57		—	—
Amounts reallocated to unvested restricted shares	—	—		20	(79)
Amounts available to stockholders and assumed conversions	$36,411	32,679	$1.11	$(7,948)	31,782	$(0.25)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$69,640	32,058		$200,118	31,822
Amounts allocated to unvested restricted shares	(46)	(21)		(780)	(124)
Amounts available to common stockholders	69,594	32,037	$2.17	199,338	31,698	$6.29
Diluted:
Amounts allocated to unvested restricted shares	46	21		780	124
Non participating share units	—	476		—	435
Stock options added under the treasury stock method	—	56		—	—
Amounts reallocated to unvested restricted shares	(45)	(21)		(769)	(124)
Amounts available to stockholders and assumed conversions	$69,595	32,569	$2.14	$199,349	32,133	$6.20

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock by February 2021. Repurchases could have been made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton’s stock price. The share repurchase program ended on February 7, 2021. From the inception of the program through June 30, 2021, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million.
8. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021			December 31, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(In thousands)
Euro Tranche	$100,852	$(854)	$99,998	$104,159	$(996)	$103,163
4.25% Senior Notes	400,000	(6,444)	393,556	400,000	(6,995)	393,005
5.25% Senior Notes	344,083	(3,874)	340,209	355,366	(4,221)	351,145
ABL Facility	—	—	—	—	—	—
KFPC Loan Agreement	35,430	(9)	35,421	52,730	(18)	52,712
KFPC Revolving Facilities	44,825	—	44,825	37,003	—	37,003
Finance lease obligations	3,769	—	3,769	835	—	835
Total debt	928,959	(11,181)	917,778	950,093	(12,230)	937,863
Less current portion of total debt	80,974	—	80,974	72,347	—	72,347
Long-term debt	$847,985	$(11,181)	$836,804	$877,746	$(12,230)	$865,516
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $344.1 million) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $300.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of June 30, 2021. The termination date of the ABL Facility is December 3, 2025 (subject to earlier termination if certain outstanding indebtedness under the Term Loan Facility or our senior unsecured notes is not previously refinanced).
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
KFPC Loan Agreement. As of June 30, 2021, approximately NTD 1.0 billion (or approximately $35.4 million) was outstanding on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the six months ended June 30, 2021, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.5 billion (or approximately $89.6 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of June 30, 2021, NTD 1.3 billion (or approximately $44.8 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had debt issuance cost of $13.2 million as of June 30, 2021, of which $2.0 million related to the ABL Facility, which is recorded as an asset (of which $0.5 million was included in other current assets) and $11.2 million is recorded as a reduction to long-term debt. We amortized $1.2 million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt, including finance leases, as of June 30, 2021, are as follows:

Principal Payments
(In thousands)
July 1, 2021 through June 30, 2022	$80,974
July 1, 2022 through June 30, 2023	879
July 1, 2023 through June 30, 2024	1,111
July 1, 2024 through June 30, 2025	1,043
July 1, 2025 through June 30, 2026	500,869
Thereafter	344,083
Total debt	$928,959
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
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of June 30, 2021 and December 31, 2020, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,736	$2,736	$—
Derivative liability – current	Other payables and accruals	(631)	—	(631)
Total		$2,105	$2,736	$(631)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term assets	$2,454	$2,454	$—
Derivative liability – current	Other payables and accruals	(219)	—	(219)
Total		$2,235	$2,454	$(219)

The following table presents the carrying values and approximate fair values of our long-term debt.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Euro Tranche (significant other observable inputs – level 2)	$100,852	$100,916	$104,159	$103,574
4.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$408,536	$400,000	$409,880
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$344,083	$353,459	$355,366	$367,886
ABL Facility	$—	$—	$—	$—
Finance lease obligations	$3,769	$3,769	$835	$835
KFPC Loan Agreement	$35,430	$35,430	$52,730	$52,730
KFPC Revolving Facilities	$44,825	$44,825	$37,003	$37,003
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
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.6 million and a gain of $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and a loss of $2.2 million and a gain of $0.6 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark-to-market of this instrument was a loss of $3.4 million and $6.3 million for the three months ended June 30, 2021 and 2020, respectively, and a gain of $11.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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
10. Income Taxes
Our income tax provision was an expense of $12.9 million and $6.7 million for the three months ended June 30, 2021 and 2020, respectively, and an expense of $21.6 million and a benefit of $29.9 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions, partially offset by the change in valuation allowance, and certain tax credits generated.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Income taxes at the statutory rate	$(10,759)	$88	$(19,863)	$(36,130)
State taxes, net of federal benefit	(737)	348	(1,383)	264
Foreign tax rate differential	(455)	293	(645)	(7,299)
Permanent differences	(738)	(2,678)	(1,573)	(3,918)
Cariflex disposition	—	(9,923)	—	3,740
Dutch transfer of assets	—	2,742	—	65,527
Tax credits	—	643	800	643
Uncertain tax positions	(225)	225	(361)	2,907
Valuation allowance	142	285	1,034	421
Return to provision adjustments	(109)	1,318	349	3,738
Income tax benefit (expense)	$(12,881)	$(6,659)	$(21,642)	$29,893
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of June 30, 2021 and December 31, 2020, we recorded a valuation allowance of $38.5 million and $39.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets.
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
As of June 30, 2021 and December 31, 2020, we had total unrecognized tax benefits of $9.0 million and $8.8 million, respectively, if recognized, would impact our effective tax rate. During the six months ended June 30, 2021 and 2020, we had an increase of $0.2 million and a decrease of $2.9 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.

11. Commitments and Contingencies
(a) Lease Commitments
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating and finance leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment and our finance leases are generally related to equipment and buildings used to conduct our operations. These operating and finance leases were discounted using a weighted-average rate of 3.72% and 4.57%, respectively, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments resulting from usage or performance of the underlying asset. We have no material lessor or sublease income.
Operating Leases
The components of lease cost for operating leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Lease cost	$6,053	$6,264	$12,082	$12,428
Variable lease cost	60	(34)	316	54
Operating lease expense	$6,113	$6,230	$12,398	$12,482
The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of June 30, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Railcars	$2,296	$23,908	29.7%	42	12.6
Buildings	30,143	12,086	47.9%	35	17.0
Equipment	1,837	5,055	7.8%	29	2.3
Land	7,100	42	8.1%	238	19.3
Other	730	5,025	6.5%	25	1.6
Total	$42,106	$46,116			52.8
The following tables show the undiscounted cash flows for the operating lease liabilities.

June 30, 2021
(In thousands)
July 1, 2021 through December 31, 2021	$11,155
2022	18,712
2023	16,297
2024	12,414
2025	10,159
Thereafter	31,545
Total undiscounted operating lease liabilities	100,282

Present value discount	(12,055)
Foreign currency and other	(5)
Total discounted operating lease liabilities	$88,222

December 31, 2020
(In thousands)
2021	$21,098
2022	15,992
2023	14,309
2024	10,668
2025	8,605
Thereafter	26,988
Total undiscounted operating lease liabilities	97,660

Present value discount	(11,474)
Foreign currency and other	11
Total discounted operating lease liabilities	$86,197
Finance Leases
The components of lease cost for finance leases are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Lease amortization	$312	$178	$623	$356
Lease interest	42	13	84	27
Finance lease expense	$354	$191	$707	$383
The finance lease liabilities on a discounted basis arising from obtaining ROU assets as of June 30, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Buildings	$—	$2,952	78.3%	43	33.7
Equipment	742	75	21.7%	50	10.7
Total	$742	$3,027			44.4
The following tables show the undiscounted cash flows for the finance lease liabilities.

June 30, 2021
(In thousands)
July 1, 2021 through December 31, 2021	$186
2022	820
2023	1,010
2024	1,200
2025	968
Thereafter	3
Total undiscounted finance lease liabilities	4,187

Present value discount	(417)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$3,769

December 31, 2020
(In thousands)
2021	$232
2022	232
2023	232
2024	232
2025	—
Thereafter	—
Total undiscounted finance lease liabilities	928

Present value discount	(92)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$835
These finance lease liabilities are included within current and long-term debt on the Condensed Consolidated Balance Sheets. See Note 8 Long-Term Debt for additional information.
(b) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods that were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$10.2 million, or approximately $2.0 million, including penalties and interest. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations or cash flows.
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
(c) Asset Retirement Obligations
The changes in the aggregate carrying amount of our asset retirement obligations (“ARO”) are as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Beginning balance	$6,332	$6,523
Additional accruals	316	119
Accretion expense	209	167
Obligations settled	(707)	(336)
Foreign currency translation	(174)	1
Ending balance	$5,976	$6,474
In the first quarter of 2021, the Company recorded an ARO of $0.3 million related to the office rebuild of our research facility in Europe.

12. Employee Benefits
The components of net periodic benefit cost related to pension benefits are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$—	$513	$30	$442	$—	$1,025	$95	$884
Interest cost	1,398	311	1,652	420	2,795	622	3,300	840
Expected return on plan assets	(2,485)	(851)	(2,277)	(700)	(4,970)	(1,702)	(4,605)	(1,382)
Amortization of prior service cost	—	4	—	5	—	9	—	9
Amortization of net actuarial loss	605	262	427	252	1,210	524	815	505
Net periodic benefit (income) cost	$(482)	$239	$(168)	$419	$(965)	$478	$(395)	$856
The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $9.7 million and $4.4 million to our pension plans in the six months ended June 30, 2021 and 2020, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$85	$170	$170
Interest cost	162	195	325	390
Amortization of prior service cost	(437)	(437)	(875)	(875)
Amortization of net actuarial loss	242	212	485	425
Net periodic benefit cost	$52	$55	$105	$110
The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $0.8 million and $0.9 million to our other post-retirement plans in the six months ended June 30, 2021 and 2020, respectively.
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

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$278,446	$215,177	$493,623	$203,852	$151,827	$355,679
Cost of goods sold	199,010	155,088	354,098	146,007	116,628	262,635
Gross profit	79,436	60,089	139,525	57,845	35,199	93,044
Operating expenses:
Research and development	7,174	2,549	9,723	7,097	2,815	9,912
Selling, general, and administrative	17,619	16,418	34,037	21,029	17,373	38,402
Depreciation and amortization	12,776	18,940	31,716	12,948	18,394	31,342
(Gain) loss on disposal of fixed assets	(101)	143	42	9	548	557
Operating income (loss)	$41,968	$22,039	64,007	$16,762	$(3,931)	12,831
Other income (expense)			(2,493)			251
Disposition and exit of business activities			—			(25)
Loss on extinguishment of debt			—			(141)
Earnings of unconsolidated joint venture			135			128
Interest expense, net			(10,417)			(13,466)
Income (loss) before income taxes			$51,232			$(422)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$519,596	$411,298	$930,894	$444,232	$338,716	$782,948
Cost of goods sold	358,175	297,161	655,336	317,656	253,048	570,704
Gross profit	161,421	114,137	275,558	126,576	85,668	212,244
Operating expenses:
Research and development	14,086	5,157	19,243	14,822	5,882	20,704
Selling, general, and administrative	39,794	35,522	75,316	50,962	36,498	87,460
Depreciation and amortization	25,600	37,673	63,273	26,295	36,220	62,515
(Gain) loss on disposal of fixed assets	114	232	346	(190)	683	493
Operating income	$81,827	$35,553	117,380	$34,687	$6,385	41,072
Other income (expense)			(1,685)			578
Disposition and exit of business activities			—			175,189
Loss on extinguishment of debt			—			(14,095)
Earnings of unconsolidated joint venture			255			229
Interest expense, net			(21,364)			(30,927)
Income before income taxes			$94,586			$172,046
The following table presents long-lived assets including goodwill and total assets.

	June 30, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$526,119	$411,425	$937,544	$523,067	$419,636	$942,703
Investment in unconsolidated joint venture	$12,201	$—	$12,201	$12,723	$—	$12,723
Goodwill	$—	$374,089	$374,089	$—	$375,061	$375,061
Total assets	$1,176,508	$1,358,355	$2,534,862	$1,104,954	$1,356,003	$2,460,957

(a) Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
Changes in goodwill from January 1, 2021 through June 30, 2021 were as follows:

Chemical
(In thousands)
Balance at January 1, 2021	$375,061
Foreign currency translation	(972)
Balance at June 30, 2021	$374,089
(b) Revenue by Geography
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$110,539	$81,531	$192,070	$72,309	$64,544	$136,853
Germany	34,942	13,740	48,682	23,435	8,552	31,987
All other countries	132,965	119,906	252,871	108,108	78,731	186,839
	$278,446	$215,177	$493,623	$203,852	$151,827	$355,679

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$193,195	$155,025	$348,220	$157,703	$145,125	$302,828
Germany	61,670	28,426	90,096	47,868	21,220	69,088
All other countries	264,731	227,847	492,578	238,661	172,371	411,032
	$519,596	$411,298	$930,894	$444,232	$338,716	$782,948
(c) Capital Expenditures
Our capital expenditures for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $26.3 million and $19.2 million during the six months ended June 30, 2021 and 2020, respectively, and capital expenditures for our Chemical segment were $16.7 million and $19.9 million during the six months ended June 30, 2021 and 2020, respectively.
14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $15.6 million and $14.8 million as of June 30, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $7.4 million and $5.6 million for the three months ended June 30, 2021 and 2020, respectively, and $15.4 million and $14.8 million for the six months ended June 30, 2021 and 2020, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.5 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $12.9 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively, and $24.4 million and $25.3 million for the six months ended June 30, 2021 and 2020, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.
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
The following table summarizes the carrying amounts of assets and liabilities as of June 30, 2021 and December 31, 2020 for KFPC before intercompany eliminations.

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$1,761	$3,097
Other current assets	20,275	17,304
Property, plant, and equipment, net	147,037	150,838
Intangible assets	7,660	7,959
Long-term operating lease assets, net	7,064	7,178
Other long-term assets	8,229	5,187
Total assets	$192,026	$191,563

Current portion of long-term debt	$80,246	$72,156
Current liabilities	7,700	5,209
Long-term debt	—	17,559
Deferred income taxes	699	661
Long-term operating lease liabilities	6,753	6,700
Total liabilities	$95,398	$102,285
16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended June 30, 2021.

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
OVERVIEW
We are a leading global sustainable specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value bio-based products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment.
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
Prior to the sale of our CariflexTM business, we produced Cariflex isoprene rubber and isoprene rubber latex. Our Cariflex products were based on synthetic polyisoprene polymer and did not contain natural rubber latex or other natural rubber products making them an ideal substitute for natural rubber latex, particularly in applications with high purity requirements such as medical, healthcare, personal care, and food contact. Cariflex is included in the results of operations through March 6, 2020.
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
Chemical Segment
We manufacture and sell high value sustainable products primarily derived from pine wood pulping co-products. We refine and further upgrade two primary feedstocks, crude tall oil (“CTO”) and crude sulfate turpentine (“CST”), both of which are co-products of the wood pulping process, into value-added biobased specialty chemicals. We refine CTO through a distillation process into four primary constituent fractions: tall oil fatty acids (“TOFA”); tall oil rosin (“TOR”); distilled tall oil (“DTO”); and tall oil pitch. We further upgrade TOFA and TOR into derivatives such as dimer acids, polyamide resins, rosin resins, dispersions, and disproportionated resins. We refine CST into terpene fractions, which can be further upgraded into specialty terpene resins. The various fractions and derivatives resulting from our CTO and CST refining process provide for distinct functionalities and properties, determining their respective applications and end markets. Our products derived from CTO and CST offer sustainable, non-GMO bio-based alternatives to hydrocarbon-based products.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by Geography:	(In thousands)
Americas	$219,476	$160,557	$409,773	$346,715
Europe, Middle East, and Africa	193,375	128,912	350,223	266,944
Asia Pacific	80,772	66,210	170,898	169,289
Total revenue	$493,623	$355,679	$930,894	$782,948
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is also generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased for the Polymer and Chemical segments during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
In our Polymer segment, during the second quarter of 2021, butadiene increased 41.0%, isoprene increased 27.0%, and styrene remained stable. During the first half of 2021, butadiene increased 44.0%, isoprene increased 43.0%, and styrene increased 48.0%.
In our Chemical segment, during the second quarter of 2021, CTO increased 17.6% and CST remained stable. During the first half of 2021, CTO increased 22.3% and CST remained stable.
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

To date, our plants have continued to operate at normal capacities. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, and supplemented on August 18, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While Europe, Asia, and South America issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance. We have recently opened up some of our offices to flex schedule staffing for select employees, and we anticipate returning all employees as we continue to monitor the impacts of COVID-19.
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
In our Chemical segment, during the second half of 2020, we saw improvement in demand trends within the tires, automotive, oilfield, and lubricants/fuel additives applications, compared to the second quarter of 2020. While COVID-19 continues to be a risk, during the first half of 2021 we realized favorable demand trends and margin expansion in the majority of our product groups relative to the pre-COVID-19 environment.
In our Polymer segment, during the second half of 2020, we saw improved global demand in most end market applications, compared to the first half of 2020. During the first half of 2021, the Polymer segment continues to see demand growth across most geographies and in various market applications such as consumer, automotive, adhesives, paving and roofing markets.
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
In spite of the uncertainty of the potential future impact of the COVID-19 pandemic, we expect that our geographic and end market diversification, such as medical, adhesives, food packaging, automotive, and consumer durables may partially mitigate our financial exposure to the pandemic. We will continue to monitor the impacts of COVID-19 and implement operational efficiencies and cost initiatives as needed. While the impacts of COVID-19 contributed to the goodwill impairment in our Chemical segment in the third quarter of 2020, as discussed further in Note 14 Industry Segments and Foreign Operations to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K, we do not currently anticipate any material impairments, with respect to intangible assets, long-lived assets, or right of use assets, increases in allowances for credit losses from our customers, restructuring charges, other expenses, or changes in accounting judgments to have a material impact on our financial statements. However, we are continuing to assess the impact from the pandemic, if any.
Market Conditions. Certain fundamental market conditions that affected our business and financial results prior to 2020, coupled with the impacts of the COVID-19 pandemic, have improved, however, we remain cognizant of the continued risks associated with the COVID-19 pandemic.
Our Chemical segment has seen significant improvement across most geographies and in various market applications such as adhesives, tires, and industrial markets. Additionally, we have seen a modest recovery in certain end uses such as oilfield and mining applications. Despite the continued excess availability of low-cost C5 hydrocarbon tackifiers, the current rosin market fundamentals have significantly improved, especially as compared to fiscal year 2020. We expect the positive momentum in the adhesives, tires, and industrial markets to continue in the near term. Furthermore, prices for upgraded products within our CST chain have improved and recovered from 2020 bottom levels. We expect the improved Chemical segment's overall demand fundamentals to continue into the second half of 2021.
Global supply chain and logistics environment. The global supply chain and logistics environment has been constrained in the first half of 2021 as a result of the global dislocation of supply chains and logistical resources resulting from the COVID-19 pandemic and severe weather events. As a result, the Company experienced some supply-side constraints in our ability to source key raw materials, as well as demand-side constraints in shipping to our customers. Additionally, these constraints resulted in higher logistics cost per ton compared to historical trends. We implemented a number of mitigation efforts, including cross-regional optimization, planning contingencies, and utilization of alternative carriers. Although we implemented mitigation efforts, the global supply chain and logistics constraints resulted in limited earnings pressure during the first half of 2021. Given the current global supply chain and logistics environment outlook, we expect these trends to continue into the second half of 2021.
BiaXamTM Granted Section 18 Emergency Exemption by the U.S. Environmental Protection Agency (the “EPA”). On April 21, 2021, the EPA approved a public health emergency exemption under Section 18 of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) submitted by the Georgia, Utah, and Minnesota Departments of Agriculture for the deployment of BiaXam in specific applications. The EPA exemption will allow Delta Air Lines to use BiaXam in specific applications in these states to protect against the SARS-CoV-2 virus. We do not expect the approval of this emergency exemption to have a material impact to the Company’s near term results of operations. We continue efforts to obtain Section 3 approval from the EPA which we expect to allow for broader commercial application.
Berre, France, Turnaround. During the first half of 2021, we completed a significant statutory turnaround at our Berre, France, location, which occurs approximately every six years. We incurred a majority of the turnaround costs in the second quarter of 2021. For the three and six months ended June 30, 2021, the Berre, France, turnaround costs were approximately $16.9 million and $19.7 million, respectively. Our facility commenced operations prior to the end of the second quarter 2021.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$493,623	$355,679	$930,894	$782,948
Cost of goods sold	354,098	262,635	655,336	570,704
Gross profit	139,525	93,044	275,558	212,244
Operating expenses:
Research and development	9,723	9,912	19,243	20,704
Selling, general, and administrative	34,037	38,402	75,316	87,460
Depreciation and amortization	31,716	31,342	63,273	62,515
Loss on disposal of fixed assets	42	557	346	493
Operating income	64,007	12,831	117,380	41,072
Other income (expense)	(2,493)	251	(1,685)	578
Disposition and exit of business activities	—	(25)	—	175,189
Loss on extinguishment of debt	—	(141)	—	(14,095)
Earnings of unconsolidated joint venture	135	128	255	229
Interest expense, net	(10,417)	(13,466)	(21,364)	(30,927)
Income (loss) before income taxes	51,232	(422)	94,586	172,046
Income tax benefit (expense)	(12,881)	(6,659)	(21,642)	29,893
Consolidated net income (loss)	38,351	(7,081)	72,944	201,939
Net income attributable to noncontrolling interest	(1,940)	(887)	(3,304)	(1,821)
Net income (loss) attributable to Kraton	$36,411	$(7,968)	$69,640	$200,118
Earnings (loss) per common share:
Basic	$1.13	$(0.25)	$2.17	$6.29
Diluted	$1.11	$(0.25)	$2.14	$6.20
Weighted average common shares outstanding:
Basic	32,146	31,782	32,037	31,698
Diluted	32,679	31,782	32,569	32,133
Consolidated Results
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Revenue was $493.6 million for the three months ended June 30, 2021 compared to $355.7 million for the three months ended June 30, 2020, an increase of $137.9 million, or 38.8%. Revenue increased $74.6 million and $63.4 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $354.1 million for the three months ended June 30, 2021 compared to $262.6 million for the three months ended June 30, 2020, an increase of $91.5 million, or 34.8%. Cost of goods sold increased $53.0 million for the Polymer segment and increased $38.5 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $34.0 million for the three months ended June 30, 2021 compared to $38.4 million for the three months ended June 30, 2020. The $4.4 million decrease is primarily attributable to the benefit of cost reduction initiatives and non-recurring transaction, acquisition, and restructuring costs.
Depreciation and amortization was $31.7 million for the three months ended June 30, 2021 compared to $31.3 million for the three months ended June 30, 2020.

Other expense was $2.5 million for the three months ended June 30, 2021 compared to other income of $0.3 million for the three months ended June 30, 2020, a decrease of $2.7 million. The decrease is due to a one time, non-recurring legal settlement in the second quarter of 2021.
Interest expense, net, was $10.4 million for the three months ended June 30, 2021 compared to $13.5 million for the three months ended June 30, 2020, a decrease of $3.0 million. The decrease is due to lower overall indebtedness and an improvement in borrowing rates.
Income tax provision was an expense of $12.9 million and $6.7 million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions and the change in unrecognized tax benefits.
During the three months ended June 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, the mix of our pretax income or loss generated in various foreign jurisdictions, and the tax impact of certain permanent items.
Net income attributable to Kraton was $36.4 million, or $1.11 per diluted share, for the three months ended June 30, 2021, an increase of $44.4 million compared to net loss attributable to Kraton of $8.0 million, or $0.25 per diluted share, for the three months ended June 30, 2020. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.32 for the three months ended June 30, 2021 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.30 for the three months ended June 30, 2020. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Revenue was $930.9 million for the six months ended June 30, 2021 compared to $782.9 million for the six months ended June 30, 2020, an increase of $147.9 million, or 18.9%. Revenue increased $75.4 million and $72.6 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $655.3 million for the six months ended June 30, 2021 compared to $570.7 million for the six months ended June 30, 2020, an increase of $84.6 million, or 14.8%. Cost of goods sold increased $40.5 million for the Polymer segment and increased $44.1 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $75.3 million for the six months ended June 30, 2021 compared to $87.5 million for the six months ended June 30, 2020. The $12.1 million decrease is primarily attributable to non-recurring transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business in 2020 and the benefit of costs reduction initiatives.
Depreciation and amortization was $63.3 million for the six months ended June 30, 2021 compared to $62.5 million for the six months ended June 30, 2020.
Other expense was $1.7 million for the six months ended June 30, 2021 compared to other income of $0.6 million for the six months ended June 30, 2020, a decrease of $2.3 million. The decrease is due to a one time, non-recurring legal settlement in the second quarter of 2021, partially offset by the benefit to other income related to a reduction in net periodic pension expense.
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
Interest expense, net, was $21.4 million for the six months ended June 30, 2021 compared to $30.9 million for the six months ended June 30, 2020, a decrease of $9.6 million. The decrease is due to lower overall indebtedness and an improvement in borrowing rates.
Our income tax provision was an expense of $21.6 million and a benefit of $29.9 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, our effective tax rate differed from the U.S.

corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions, partially offset by the change in valuation allowance and certain tax credits generated.
During the six months ended June 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary, the tax impact of the sale of our Cariflex business, and the mix of our pretax income or loss generated in various foreign jurisdictions.
Net income attributable to Kraton was $69.6 million, or $2.14 per diluted share, for the six months ended June 30, 2021, a decrease of $130.5 million compared to net income attributable to Kraton of $200.1 million, or $6.20 per diluted share, for the six months ended June 30, 2020. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.86 for the six months ended June 30, 2021 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.57 for the six months ended June 30, 2020. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Polymer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Performance Products	$177,154	$118,339	$305,099	$237,099
Specialty Polymers	101,069	76,305	197,808	154,222
Cariflex(1)	—	—	—	36,930
Isoprene Rubber(1)	(26)	8,744	15,930	15,603
Other	249	464	759	378
Polymer Segment Revenue	$278,446	$203,852	$519,596	$444,232

Operating income	$41,968	$16,762	$81,827	$34,687
Adjusted EBITDA (non-GAAP)(1)(2)	$26,321	$53,845	$63,786	$105,014
Adjusted EBITDA margin (non-GAAP)(3)	9.5%	26.4%	12.3%	23.6%
 ____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell Isoprene Rubber to Daelim under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $3.9 million for the three months ended June 30, 2020 and $7.6 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Revenue for the Polymer segment was $278.4 million for the three months ended June 30, 2021 compared to $203.9 million for the three months ended June 30, 2020. The increase was driven by higher average sales prices implemented in response to significantly higher raw material costs, as well as demand recovery versus the second quarter of 2020, which was impacted by COVID-19, driving higher sales volumes in our Specialty Polymers and Performance Products business lines. This was partially offset by a decrease in Isoprene Rubber sales volumes due to the timing of production, which will occur in the second half of 2021. The positive effect from changes in currency exchange rates between the periods was $14.0 million.

Polymer Segment Sales Volume % Change	Three Months Ended June 30, 2021
Performance Products	12.6%
Specialty Polymers	14.6%
Isoprene Rubber	(100.0)%
Total	10.9%
Sales volumes of 83.8 kilotons for the three months ended June 30, 2021 increased 10.9% compared to the three months ended June 30, 2020. Specialty Polymers sales volumes increased 14.6% driven by strong post-COVID-19 demand recovery across all regions, particularly in consumer durable and automotive applications in North America and Europe. Performance Products sales volumes increased 12.6%, primarily driven by improved sales into paving and roofing applications largely in North America, and higher sales into adhesive applications associated with continued demand strength.
Cost of goods sold was $199.0 million for the three months ended June 30, 2021 compared to $146.0 million for the three months ended June 30, 2020, an increase of $53.0 million, or 36.3%. The increase in cost of goods sold reflects the impact of higher sales volumes, $16.9 million of costs related to the significant statutory turnaround at our Berre, France, location, which occurs once every six years, and the absence of fixed cost absorption favorability from the strategic inventory build in the second quarter of 2020. These higher costs were partially offset by lower cost of consumed raw materials, which has lower average costs on a first-in, first-out (“FIFO”) measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $12.3 million.
For the three months ended June 30, 2021, the Polymer segment operating income was $42.0 million compared to operating income of $16.8 million for the three months ended June 30, 2020, an increase of $25.2 million. The increase is largely related to lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting.
For the three months ended June 30, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $26.3 million compared to $53.8 million for the three months ended June 30, 2020. The lower Adjusted EBITDA is a result of $16.9 million associated with a significant statutory turnaround at our Berre, France, location, lower relative fixed cost absorption compared to the second quarter of 2020 associated with a strategic inventory build, and timing associated with Isoprene Rubber production. The inflation in raw material and transportation costs, which we continue to address through increases in selling prices consistent with our Price Right strategy, is partially offset by the contribution from higher sales volumes. The negative effect from changes in currency exchange rates between the periods was $0.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Revenue for the Polymer segment was $519.6 million for the six months ended June 30, 2021 compared to $444.2 million for the six months ended June 30, 2020. The increase was driven by a demand recovery driving higher sales volumes in our Specialty Polymers and Performance Products product lines, as well as higher average sales prices implemented in response to significantly higher raw material costs. These increases were partially offset by the divestiture of our Cariflex business in March 2020, which contributed $36.9 million of revenue in the first quarter of 2020. The positive impact from changes in currency exchange rates between the periods was $24.9 million.

Polymer Segment Sales Volume % Change	Six Months Ended June 30, 2021
Performance Products	9.8%
Specialty Polymers	19.4%
Isoprene Rubber	(6.5)%
Subtotal	11.9%
Cariflex	(100.0)%
Total	8.3%
Sales volumes of 158.5 kilotons for the six months ended June 30, 2021 increased 8.3% compared to the six months ended June 30, 2020. Volume for our Specialty Polymers increased 19.4% driven by strong demand across all regions, particularly in consumer durable applications in China and broader Asia, and automotive applications in North America and Europe. Volume for our Performance Products business increased 9.8%, primarily driven by improved sales into paving and roofing applications largely in North America and Europe and higher sales into adhesive applications associated with continued demand strength.
Cost of goods sold was $358.2 million for the six months ended June 30, 2021 compared to $317.7 million for the six months ended June 30, 2020, an increase of $40.5 million, or 12.8%. The increase in cost of goods sold reflects the impact of higher sales volumes, $19.7 million of costs related to the significant statutory turnaround at our Berre, France, location, and the absence of fixed cost absorption favorability from the strategic inventory build in the second quarter of 2020. These higher costs were partially offset by lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, and the divestiture of our Cariflex business. The negative effect from changes in currency exchange rates between the periods was $21.1 million.
For the six months ended June 30, 2021, the Polymer segment operating income was $81.8 million compared to $34.7 million for the six months ended June 30, 2020, an increase of $47.1 million. The increase is largely related to lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, partially offset by the divestiture of our Cariflex business.
For the six months ended June 30, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $63.8 million compared to $105.0 million for the six months ended June 30, 2020. The $41.2 million decrease in Adjusted EBITDA is partially due to the divestiture of our Cariflex business in March 2020. Excluding the net impact of $10.3 million attributable to the disposition of our Cariflex business, Adjusted EBITDA excluding Cariflex (non-GAAP) would have been down $30.9 million, driven largely by $19.7 million of costs associated with a significant statutory turnaround at our Berre, France, location, and lower relative fixed cost absorption compared to the first half of 2020 associated with a strategic inventory build.

Additionally, the inflation in raw material and transportation costs, which we continue to address through increases in selling prices, consistent with our Price Right strategy, is partially offset by the contribution from higher sales volumes. The positive effect from changes in currency exchange rates between the periods was $0.7 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Adhesives	$74,330	$60,993	$146,056	$125,888
Performance Chemicals	126,164	84,848	237,339	195,590
Tires	14,683	5,986	27,903	17,238
Chemical Segment Revenue	$215,177	$151,827	$411,298	$338,716

Operating income (loss)	$22,039	$(3,931)	$35,553	$6,385
Adjusted EBITDA (non-GAAP)(1)	$35,499	$15,691	$65,753	$42,401
Adjusted EBITDA margin (non-GAAP)(2)	16.5%	10.3%	16.0%	12.5%
 ____________________________________________________
(1)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(2)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Revenue for the Chemical segment was $215.2 million for the three months ended June 30, 2021 compared to $151.8 million for the three months ended June 30, 2020. The increase in revenue was attributable to higher sales volume driven by the demand recovery from COVID-19 and higher average sales prices from continued favorable market fundamentals. The positive effect from changes in currency exchange rates between the periods was $9.6 million.

Chemical Segment Sales Volume % Change	Three Months Ended June 30, 2021
Adhesives	17.4%
Performance Chemicals	37.5%
Tires(1)	108.0%
Total	32.3%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 115.3 kilotons for the three months ended June 30, 2021, an increase of 28.1 kilotons, or 32.3%, related to higher TOFA and TOR and related derivatives sales, due to a significant recovery of demand across most end use markets compared to the second quarter of 2020, which was adversely affected by COVID-19, as well as increases in raw material sales volume.
Cost of goods sold was $155.1 million for the three months ended June 30, 2021 compared to $116.6 million for the three months ended June 30, 2020, an increase of $38.5 million, or 33.0%. The increase was largely driven by higher sales volumes and higher average raw material and logistics costs. The negative impact from changes in currency exchange rates between the periods was $8.9 million.
For the three months ended June 30, 2021, the Chemical segment operating income was $22.0 million compared to a loss of $3.9 million for the three months ended June 30, 2020, an increase of $26.0 million. This increase was due to the aforementioned higher sales volumes, demand recovery from COVID-19, and continued favorable market fundamentals.
For the three months ended June 30, 2021, the Chemical segment generated $35.5 million of Adjusted EBITDA (non-GAAP) compared to $15.7 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA was primarily driven by the significant recovery in demand compared to the second quarter of 2020, which was adversely affected by COVID-19 and favorable market fundamentals, resulting in higher sales volumes and expanded unit margins across all product groups, partially offset by higher average raw material and logistics costs. The negative effect from changes in currency exchange rates between the periods was $0.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

Revenue for the Chemical segment was $411.3 million for the six months ended June 30, 2021 compared to $338.7 million for the six months ended June 30, 2020. The increase in revenue was attributable to higher sales volumes driven by the demand recovery from COVID-19 and higher average sales prices from continued favorable market fundamentals. The positive effect from changes in currency exchange rates between the periods was $18.5 million.

Chemical Segment Sales Volume % Change	Six Months Ended June 30, 2021
Adhesives	14.0%
Performance Chemicals	13.9%
Tires(1)	48.2%
Total	15.1%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 227.0 kilotons for the six months ended June 30, 2021, an increase of 29.7 kilotons, or 15.1%, related to higher TOFA and TOR and related derivatives sales, due to a significant recovery of demand across most end use markets compared to the second quarter of 2020, which was adversely affected by COVID-19, as well as increases in raw material sales volume. This increase was partially offset by lower sales of CST upgrades, logistical challenges, and the impact of Winter Storm Uri.
Cost of goods sold was $297.2 million for the six months ended June 30, 2021 compared to $253.0 million for the six months ended June 30, 2020, an increase of $44.1 million, or 17.4%. The increase was driven by higher sales volumes and higher average raw material and logistics costs. The negative effect from changes in currency exchange rates between the periods was $16.8 million.
For the six months ended June 30, 2021, the Chemical segment operating income was $35.6 million compared to an income of $6.4 million for the six months ended June 30, 2020, an increase of $29.2 million. This increase was due to the aforementioned higher sales volumes, demand recovery from COVID-19, and continued favorable market fundamentals.
For the six months ended June 30, 2021, the Chemical segment generated $65.8 million of Adjusted EBITDA (non-GAAP) compared to $42.4 million for the six months ended June 30, 2020. The 55.1% increase in Adjusted EBITDA was primarily driven by the significant recovery in demand related COVID-19 and favorable market fundamentals, resulting in higher sales volumes and expanded unit margins across all product groups, partially offset by higher average raw material and logistics costs. The negative effect from changes in currency exchange rates between the periods was $0.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
EBITDA(2)(4)	$93,365	$44,386	$179,223	$265,488
Adjusted EBITDA(1)(3)(4)	$61,820	$69,536	$129,539	$147,415
Adjusted Diluted Earnings Per Share(1)(4)	$0.32	$0.30	$0.86	$0.57
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $3.9 million for the three months ended June 30, 2020 and $7.6 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
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
We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$36,411			$(7,968)
Net income attributable to noncontrolling interest			1,940			887
Consolidated net income (loss)			38,351			(7,081)
Add (deduct):
Income tax expense			12,881			6,659
Interest expense, net			10,417			13,466
Earnings of unconsolidated joint venture			(135)			(128)
Loss on extinguishment of debt			—			141
Other (income) expense			2,493			(251)
Disposition and exit of business activities			—			25
Operating income (loss)	$41,968	$22,039	64,007	$16,762	$(3,931)	12,831
Add (deduct):
Depreciation and amortization	12,776	18,940	31,716	12,948	18,394	31,342
Disposition and exit of business activities	—	—	—	(25)	—	(25)
Other income (expense)	(3,015)	522	(2,493)	(16)	267	251
Loss on extinguishment of debt	—	—	—	(141)	—	(141)
Earnings of unconsolidated joint venture	135	—	135	128	—	128
EBITDA (a)	51,864	41,501	93,365	29,656	14,730	44,386
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	(103)	780	677	1,551	468	2,019
Disposition and exit of business activities (c)	—	—	—	25	—	25
Loss on extinguishment of debt	—	—	—	141	—	141
Non-cash compensation expense	2,595	—	2,595	1,897	—	1,897
Spread between FIFO and ECRC	(28,035)	(6,782)	(34,817)	20,575	493	21,068
Adjusted EBITDA	$26,321	$35,499	$61,820	$53,845	$15,691	$69,536
_____________________________________________________
(a)Included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $3.9 million for the three months ended June 30, 2020 which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
(c)Reflects adjustment to assets disposed of in the Cariflex transaction.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income attributable to Kraton			$69,640			$200,118
Net income attributable to noncontrolling interest			3,304			1,821
Consolidated net income			72,944			201,939
Add (deduct):
Income tax (benefit) expense			21,642			(29,893)
Interest expense, net			21,364			30,927
Earnings of unconsolidated joint venture			(255)			(229)
Loss on extinguishment of debt			—			14,095
Other (income) expense			1,685			(578)
Disposition and exit of business activities			—			(175,189)
Operating income	$81,827	$35,553	117,380	$34,687	$6,385	41,072
Add (deduct):
Depreciation and amortization	25,600	37,673	63,273	26,295	36,220	62,515
Disposition and exit of business activities	—	—	—	175,189	—	175,189
Other income (expense)	(2,733)	1,048	(1,685)	39	539	578
Loss on extinguishment of debt	—	—	—	(14,095)	—	(14,095)
Earnings of unconsolidated joint venture	255	—	255	229	—	229
EBITDA (a)	104,949	74,274	179,223	222,344	43,144	265,488
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	2,228	2,752	4,980	11,699	1,230	12,929
Disposition and exit of business activities	—	—	—	(175,189)	—	(175,189)
Loss on extinguishment of debt	—	—	—	14,095	—	14,095
Non-cash compensation expense	5,519	—	5,519	4,745	—	4,745
Spread between FIFO and ECRC	(48,910)	(11,273)	(60,183)	27,320	(1,973)	25,347
Adjusted EBITDA	$63,786	$65,753	$129,539	$105,014	$42,401	$147,415
_____________________________________________________
(a)Included in EBITDA are Isoprene Rubber sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost and includes the amortization of non-cash deferred income of $7.6 million and $7.2 million for the six months ended June 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share	$1.11	$(0.25)	$2.14	$6.20
Transaction, acquisition related costs, restructuring, and other costs (a)	0.02	0.05	0.12	0.31
Disposition and exit of business activities	—	0.02	—	(4.94)
Loss on extinguishment of debt	—	—	—	0.34
Tax restructuring	—	(0.09)	—	(2.03)
Spread between FIFO and ECRC	(0.81)	0.57	(1.40)	0.69
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.32	$0.30	$0.86	$0.57
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
Changes in Debt and Net Debt
During the second quarter of 2021, we reduced consolidated debt by $14.1 million and consolidated net debt by $11.5 million, including the unfavorable effect of foreign currency of $6.3 million. For the first half of 2021, we reduced our consolidated debt by $21.1 million and increased our consolidated net debt by $6.6 million, including the favorable effect of foreign currency of $13.9 million. The first half of 2021 increase in our consolidated net debt was driven primarily by increases in working capital, including the seasonal inventory build for the paving and roofing season and the impacts of higher raw material costs. Further, we had approximately $291.2 million of available liquidity, comprised of $58.1 million of cash on hand and a remaining available borrowing base of $233.1 million on our ABL Facility as of June 30, 2021. As of the date of this filing, our available borrowing capacity under the ABL Facility was $218.8 million, with $15.0 million of outstanding borrowings and $6.3 million of letters of credit outstanding under the ABL Facility.
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
A summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP) are provided below:

	June 30, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Kraton debt	$848,704	$859,334	$860,360
KFPC loans(1)(2)	80,255	83,771	89,733
Consolidated debt	928,959	943,105	950,093

Kraton cash	56,371	59,220	82,804
KFPC cash(1)(3)	1,761	1,561	3,097
Consolidated cash	58,132	60,781	85,901

Consolidated net debt	$870,827	$882,324	$864,192

Effect of foreign currency on consolidated net debt	13,918	20,186
Consolidated net debt, excluding effect of foreign currency	$884,745	$902,510

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
(3)Cash at our KFPC joint venture.
Principal Balances of Debt and Liquidity Considerations
As of June 30, 2021, our outstanding borrowings included (i) €85.0 million (or approximately $100.9 million) under the Euro Tranche of the Term Loan Facility, and (ii) $400.0 million and €290.0 million (or approximately $344.1 million) under the 4.25% Senior Notes and 5.25% Senior Notes, respectively. In addition, we have $3.8 million in finance lease obligations. As of June 30, 2021, we had no outstanding borrowings under our ABL Facility.
As of June 30, 2021, KFPC had NTD 1.0 billion (or approximately $35.4 million) and NTD 1.3 billion (or approximately $44.8 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement will mature on January 17, 2022. We repaid a net $10.2 million of KFPC debt during the six months ended June 30, 2021.
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
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we have $15.0 million of outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $218.8 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
Pension and Other Retirement Benefit Plan Contributions
We made contributions of $10.5 million and $5.3 million to our Pension Plans and Retiree Medical Plan during the six months ended June 30, 2021 and 2020, respectively. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2021 to be approximately $16.6 million, subject to any future elections made under the ARP Act. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans’ assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans' assets do not meet or exceed expectations during 2021, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2022 and beyond.
Additional Liquidity Considerations
As of June 30, 2021, we had $52.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.

In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of June 30, 2021, the remaining long-term tax payable related to the Tax Act of $9.4 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
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
Operating Cash Flows
Net cash provided by operating activities totaled $33.1 million during the six months ended June 30, 2021 compared to net cash provided by operating activities of $19.0 million during the six months ended June 30, 2020. This represents a net increase in operating cash flows of $14.1 million, which was primarily driven by an increase in operating income, partially offset by an increase in working capital. The period-over-period changes in working capital are as follows:
•$79.3 million decrease in cash flows associated with accounts receivables due to higher sales volumes and higher average selling prices;
•$45.5 million decrease in cash flows associated with other payables and accruals due to timing of employee related accruals and income tax accruals and payments;
•$14.0 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher raw material costs, partially offset by lower inventory volumes; and
•$7.5 million decrease in cash flows associated with other items, including due to related parties, other assets and liabilities due to timing of payments; partially offset by
•$55.4 million increase in cash flows associated with accounts payable due to higher raw material costs and timing of payments.
Investing Cash Flows
Net cash used in investing activities totaled $48.2 million for the six months ended June 30, 2021 and net cash provided by investing activities totaled $464.7 million for the six months ended June 30, 2020.
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million, adjusted for incremental working capital of $4.9 million, less contractual capital contributions of $25.3 million, for net proceeds of $509.6 million. The original $5.8 million of incremental working capital was reduced in the second quarter of 2021 by $0.9 million due to payment of a statutory tax obligation. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment.
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
Financing Cash Flows
Our consolidated capital structure as of June 30, 2021 was approximately 41.0% equity, 56.1% debt, and 2.9% noncontrolling interest compared to approximately 37.8% equity, 59.4% debt, and 2.8% noncontrolling interest as of December 31, 2020.
During the six months ended June 30, 2021, we decreased indebtedness by $21.1 million (or decreased by $7.2 million excluding impacts on foreign currency), while decreasing cash on hand by approximately $27.8 million.
Share Repurchase Program

In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock by February 2021. Repurchases could have been made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton's stock price. During the six months ended June 30, 2021, we did not repurchase any shares of our common stock. The share repurchase program ended on February 7, 2021. We repurchased a total of $10.0 million throughout the duration of the repurchase program.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of June 30, 2021.
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
Item 4.     Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of June 30, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company's common stock by February 2021. Repurchases could have been made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. The repurchase program could have been suspended for periods or discontinued at any time, and the amount and timing of the repurchases were subject to a number of factors, including Kraton's stock price. During the three months ended June 30, 2021, we did not repurchase any shares of our common stock under this program. The share repurchase program ended on February 7, 2021. We repurchased a total of $10.0 million throughout the duration of the repurchase program.
Additionally, the Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest. During the three months ended June 30, 2021, we did not withhold any shares of our common stock in satisfaction of the tax withholding obligation of holders of restricted stock awards that vested.

Item 3.     Default Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

Exhibit Number
10.1+
First Amendment to the Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 8, 2021)

15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Kraton Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the six months ended June 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)
104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________
*    Filed herewith.
+    Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	July 29, 2021	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	July 29, 2021	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President, Chief Financial Officer, and Treasurer