Form 10-Q
period 2021-09-30
Kraton Corp
filed 2021-10-28
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding as of October 25, 2021: 32,148,136.

Index to Quarterly Report
on Form 10-Q for
Quarter Ended September 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-K, 10-Q, and 8-K, in press releases and other written materials and in oral statements made by our officers, directors, or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, are forward-looking statements, including, but not limited to, statements regarding our expectations as to:
•the satisfaction of the conditions precedent to the consummation of the proposed merger by and among DL Chemical Co., Ltd. (“DL Chemical”), DLC US Holdings, Inc., DLC US, Inc. and the Company, including, without limitation, our ability to obtain necessary stockholder, regulatory or other approvals for the merger; unexpected costs, liabilities, or delays of the merger; uncertainties surrounding the merger, which may cause our business to suffer; any stockholder litigation in connection with the merger, which may affect the timing or occurrence of the merger or result in significant costs of defense, indemnification and liability; the occurrence of any event, change or other circumstances which, under the terms of the merger agreement, could give rise to a termination of the merger agreement; whether the proposed transactions would disrupt our current plans and operations or divert management’s attention from ongoing business operations; difficulties with our ability to retain and hire key personnel and maintain relationships with third parties as a result of the proposed merger; the ability of DL Chemical to obtain debt financing in connection with the merger; and other risks to the consummation of the proposed merger, including the risk that the proposed merger will not be consummated within the expect time period or at all;
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

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Kraton Corporation and subsidiaries (the Company) as of September 30, 2021, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021 and 2020, the related condensed consolidated statements of changes in equity for the three-month periods ended September 30, June 30, and March 31, 2021 and 2020, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 28, 2021

PART I. FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements.
KRATON CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,196	$85,901
Receivables, net of allowance for doubtful accounts of $764 and $598	263,234	180,258
Inventories of products, net	411,993	318,885
Inventories of materials and supplies, net	34,512	34,164
Prepaid expenses	13,953	11,844
Other current assets	17,843	15,338
Total current assets	831,731	646,390
Property, plant, and equipment, net of accumulated depreciation of $778,466 and $732,279	929,481	942,703
Goodwill	373,303	375,061
Intangible assets, net of accumulated amortization of $359,505 and $330,070	269,848	294,734
Investment in unconsolidated joint venture	12,050	12,723
Deferred income taxes	77,683	83,534
Long-term operating lease assets, net	95,100	84,042
Other long-term assets	20,113	21,770
Total assets	$2,609,309	$2,460,957
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$74,923	$72,347
Accounts payable-trade	221,308	176,229
Other payables and accruals	203,206	167,364
Due to related party	14,619	17,147
Total current liabilities	514,056	433,087
Long-term debt, net of current portion	825,459	865,516
Deferred income taxes	123,700	125,559
Long-term operating lease liabilities	77,894	67,898
Deferred income	137,439	151,329
Other long-term liabilities	151,997	168,566
Total liabilities	1,830,545	1,811,955
Commitments and contingencies (Note 11)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,148 shares issued and outstanding at September 30, 2021; 31,873 shares issued and outstanding at December 31, 2020	321	319
Additional paid in capital	409,799	401,445
Retained earnings	362,062	240,464
Accumulated other comprehensive loss	(43,859)	(37,865)
Total Kraton stockholders’ equity	728,323	604,363
Noncontrolling interest	50,441	44,639
Total equity	778,764	649,002
Total liabilities and equity	$2,609,309	$2,460,957
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$526,888	$373,438	$1,457,782	$1,156,386
Cost of goods sold	360,197	304,684	1,015,533	875,388
Gross profit	166,691	68,754	442,249	280,998
Operating expenses:
Research and development	10,378	9,454	29,621	30,158
Selling, general, and administrative	44,927	35,285	120,243	122,745
Depreciation and amortization	31,674	31,313	94,947	93,828
(Gain) loss on disposal of fixed assets	180	(527)	526	(34)
Impairment of goodwill	—	400,000	—	400,000
Operating income (loss)	79,532	(406,771)	196,912	(365,699)
Other income (expense)	808	259	(877)	837
Disposition and exit of business activities	—	—	—	175,189
Loss on extinguishment of debt	—	(848)	—	(14,943)
Earnings of unconsolidated joint venture	89	81	344	310
Interest expense, net	(9,989)	(13,527)	(31,353)	(44,454)
Income (loss) before income taxes	70,440	(420,806)	165,026	(248,760)
Income tax benefit (expense)	(15,234)	18,189	(36,876)	48,082
Consolidated net income (loss)	55,206	(402,617)	128,150	(200,678)
Net income attributable to noncontrolling interest	(2,182)	(1,177)	(5,486)	(2,998)
Net income (loss) attributable to Kraton	$53,024	$(403,794)	$122,664	$(203,676)
Earnings (loss) per common share:
Basic	$1.65	$(12.67)	$3.82	$(6.40)
Diluted	$1.62	$(12.67)	$3.76	$(6.40)
Weighted average common shares outstanding:
Basic	32,148	31,787	32,075	31,728
Diluted	32,692	31,787	32,610	31,728
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to Kraton	$53,024	$(403,794)	$122,664	$(203,676)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(11,620)	11,656	(21,402)	14,136
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	—	—	66,533
Unrealized gain on cash flow hedges, net of tax expense of $458	—	—	—	1,387
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	—	—	1,002
Unrealized gain (loss) on net investment hedge, net of tax expense of $1,991, benefit of $3,334, expense of $4,574, and benefit of $3,315, respectively	6,708	(11,434)	15,408	(14,089)
Reclassification of gain on net investment hedge, net of tax of $0	—	—	—	(899)
Increase in benefit plans liability, net of tax benefit of $571 and $571, respectively	—	(1,714)	—	(1,714)
Other comprehensive income (loss), net of tax	(4,912)	(1,492)	(5,994)	66,356
Comprehensive income (loss) attributable to Kraton	48,112	(405,286)	116,670	(137,320)
Comprehensive income attributable to noncontrolling interest	2,229	1,856	5,904	4,419
Consolidated comprehensive income (loss)	$50,341	$(403,430)	$122,574	$(132,901)
See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Consolidated net income	—	—	208,086	—	208,086	934	209,020
Other comprehensive income (loss)	—	—	—	64,788	64,788	(407)	64,381
Retired treasury stock from employee tax withholdings	—	(1,927)	1,249	—	(678)	—	(678)
Non-cash compensation related to equity awards	1	2,847	—	—	2,848	—	2,848
Balance at March 31, 2020	$319	$393,128	$674,047	$(41,007)	$1,026,487	$38,512	$1,064,999
Consolidated net income (loss)	$—	$—	$(7,968)	$—	$(7,968)	$887	$(7,081)
Other comprehensive income	—	—	—	3,060	3,060	1,149	4,209
Retired treasury stock from employee tax withholdings	—	(160)	94	—	(66)	—	(66)
Non-cash compensation related to equity awards	—	1,897	—	—	1,897	—	1,897
Balance at June 30, 2020	$319	$394,865	$666,173	$(37,947)	$1,023,410	$40,548	$1,063,958
Consolidated net income (loss)	$—	$—	$(403,794)	$—	$(403,794)	$1,177	$(402,617)
Other comprehensive income (loss)	—	—	—	(1,492)	(1,492)	679	(813)
Retired treasury stock from employee tax withholdings	—	(10)	6	—	(4)	—	(4)
Non-cash compensation related to equity awards	—	2,266	—	—	2,266	—	2,266
Balance at September 30, 2020	$319	$397,121	$262,385	$(39,439)	$620,386	$42,404	$662,790
See Notes to Condensed Consolidated Financial Statements

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$319	$401,445	$240,464	$(37,865)	$604,363	$44,639	$649,002
Consolidated net income	—	—	33,229	—	33,229	1,364	34,593
Other comprehensive loss	—	—	—	(8,775)	(8,775)	(652)	(9,427)
Retired treasury stock from employee tax withholdings	1	(3,816)	(1,047)	—	(4,862)	—	(4,862)
Exercise of stock options	1	4,091	—	—	4,092	—	4,092
Non-cash compensation related to equity awards	—	2,924	—	—	2,924	—	2,924
Balance at March 31, 2021	$321	$404,644	$272,646	$(46,640)	$630,971	$45,351	$676,322
Consolidated net income	$—	$—	$36,411	$—	$36,411	$1,940	$38,351
Other comprehensive income	—	—	—	7,693	7,693	1,023	8,716
Retired treasury stock from employee tax withholdings	—	(50)	(19)	—	(69)	—	(69)
Non-cash compensation related to equity awards	—	2,595	—	—	2,595	—	2,595
Balance at June 30, 2021	$321	$407,189	$309,038	$(38,947)	$677,601	$48,314	$725,915
Consolidated net income	$—	$—	$53,024	$—	$53,024	$2,182	$55,206
Other comprehensive income (loss)	—	—	—	(4,912)	(4,912)	47	(4,865)
Distribution to noncontrolling interest	—	—	—	—	—	(102)	(102)
Non-cash compensation related to equity awards	—	2,610	—	—	2,610	—	2,610
Balance at September 30, 2021	$321	$409,799	$362,062	$(43,859)	$728,323	$50,441	$778,764

See Notes to Condensed Consolidated Financial Statements

KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$128,150	$(200,678)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	94,947	93,828
Lease amortization	18,138	18,463
Amortization of debt original issue discount	—	148
Amortization of debt issuance costs	1,893	2,426
Amortization of deferred income	(10,821)	(8,460)
(Gain) loss on disposal of property, plant, and equipment	526	(34)
Loss on extinguishment of debt	—	14,943
Impairment of goodwill	—	400,000
Earnings from unconsolidated joint venture, net of dividends received	123	197
Deferred income tax benefit	(3,040)	(64,576)
Release of uncertain tax positions	—	(3,316)
Gain on disposition and exit of business activities	—	(175,189)
Share-based compensation	8,129	7,011
Decrease (increase) in:
Accounts receivable	(88,336)	5,033
Inventories of products, materials, and supplies	(100,657)	10,083
Other assets	(4,811)	769
Increase (decrease) in:
Accounts payable-trade	50,371	(37,073)
Other payables and accruals	16,670	3,377
Other long-term liabilities	(13,395)	(3,567)
Due to related party	(1,493)	(1,032)
Net cash provided by operating activities	96,394	62,353
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(61,884)	(54,138)
KFPC purchase of property, plant, and equipment	(350)	(3,727)
Purchase of software and other intangibles	(8,657)	(6,118)
Cash proceeds (payments) from disposition and exit of business activities	(876)	510,500
Net cash provided by (used in) investing activities	(71,767)	446,517
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	103,000	77,000
Repayments of debt	(103,000)	(534,733)
KFPC proceeds from debt	54,889	63,559
KFPC repayments of debt	(71,654)	(76,555)
Finance lease payments	(559)	(134)
Purchase of treasury stock	(4,931)	(748)
Proceeds from the exercise of stock options	4,092	—
Settlement of interest rate swap	—	(1,295)
Debt issuance costs	—	(1,575)
Net cash used in financing activities	(18,163)	(474,481)
Effect of exchange rate differences on cash	(2,169)	(6,601)
Net increase in cash and cash equivalents	4,295	27,788
Cash and cash equivalents, beginning of period	85,901	35,033
Cash and cash equivalents, end of period	$90,196	$62,821
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$21,053	$6,649
Cash paid for interest, net of capitalized interest	$19,566	$43,966
Capitalized interest	$2,367	$2,226
Supplemental non-cash disclosures: increase (decrease) during the period:
Property, plant, and equipment accruals	$766	$(13,054)
Operating leases	$27,063	$18,012
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
SBCs are highly-engineered synthetic elastomers, which we originally invented and commercialized. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, and paving and roofing products. We manufacture and sell isoprene rubber through a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with DL Chemical.
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
Agreement and Plan of Merger. On September 27, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DL Chemical, a company organized under the laws of the Republic of Korea (“Parent”), DLC US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Intermediate Merger Subsidiary”), and DLC US, Inc., a Delaware corporation and a wholly-owned subsidiary of Intermediate Merger Subsidiary (“Merger Subsidiary”). Parent is a subsidiary of DL Holdings Co., Ltd. (formerly Daelim Industrial Co., Ltd.).
Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect and wholly-owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share, then outstanding will be converted into the right to receive $46.50 in cash, without interest, other than (1) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (2) any shares as to which appraisal rights have been properly exercised, and not withdrawn, in accordance with the Delaware General Corporation Law. The Merger Agreement also provides that all outstanding awards of restricted stock units (including those that are performance-based), notional units and phantom units with respect to the Company’s common stock that are outstanding prior to the effective time of the Merger will be cancelled at or immediately prior to the effective time and converted into the right to receive an amount in cash based on an agreed price.
The obligations of the parties to consummate the Merger, which is expected to occur by the end of the first half of 2022, are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including, among others, (1) the adoption of the Merger Agreement by the Company’s stockholders, (2) the expiration or termination of any waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the receipt of certain antitrust approvals outside of the United States, (3) the receipt of clearance from the Committee on Foreign Investment in the United States, (4) the lack of any governmental authority restraining, enjoining or otherwise prohibiting the Merger and (5) the absence of a “material adverse effect” with respect to the Company. While the Merger is not conditioned on Parent or any other party obtaining debt financing, Parent has obtained debt financing commitments pursuant to a debt commitment letter from the parties thereto for the purpose of financing the transactions contemplated by the Merger and paying related fees and expenses. The obligations of the financing sources under the debt commitment letter are subject to customary conditions.
Either the Company or Parent may terminate the Merger Agreement prior to the Effective Time in certain circumstances, including (1) by mutual agreement, (2) by either party if the Merger is not completed by September 26, 2022, (3) by either party if a governmental authority of competent jurisdiction has issued a final non-appealable governmental order or law permanently prohibiting the Merger (provided such party is not in breach of any provision of the Merger Agreement that resulted in such prohibition), (4) the Company’s stockholders fail to adopt the Merger Agreement, or (5) the other party breaches its representations, warranties or covenants in the Merger Agreement or otherwise breaches its obligations under the Merger Agreement such that the applicable condition to the consummation of the Merger is not satisfied, subject in certain cases, to the right of the breaching party to cure the breach and payment of termination fees. In addition, subject to the conditions and applicable termination fees as prescribed in the Merger Agreement, prior to obtaining approval of the Company’s stockholders, (x) the Company may terminate the Merger Agreement in order to enter into a definitive agreement with a third party to effect a superior proposal, and (y) Parent may terminate the Merger Agreement in the event of an adverse recommendation change with respect to the Merger.
For additional information related to the Merger Agreement and related transactions, please refer to our Current Report on Form 8-K filed with the SEC on September 27, 2021 and our Proxy Statement filed with the SEC on October 21, 2021.
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
In accordance with U.S. GAAP for interim reporting, we have historically estimated our full-year effective tax rate and applied this rate to ordinary income or loss for the reporting period. We have determined that since small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate this historical method would not provide reliable results for the quarter ended September 30, 2021. Therefore, a discrete year-to-date method of reporting was used for the quarter ended September 30, 2021. We will continue to evaluate income tax estimates under the historical method in subsequent quarters and employ a discrete effective tax rate method if warranted.
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
New Accounting Standards to be Adopted in Future Periods
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted for any interim period after issuance of the ASU. Our evaluation of this standard is currently ongoing, and we expect to adopt ASU 2020-06 effective on January 1, 2022.
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
We have deferred revenue of $164.2 million related to contractual commitments with customers for which the performance obligation will be satisfied over time, which currently ranges from one to nine years. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer.
Specific to the IRSA, the contract provided Isoprene Rubber sales revenue of $5.3 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $21.2 million and $17.4 million for the nine months ended September 30, 2021 and 2020, respectively. Included within Isoprene Rubber sales revenue is amortization of deferred income of $2.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.0 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively, which represents non-cash revenue realized as the products are sold under the IRSA.

Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products are shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. We did not recognize any revenue related to bill-and-hold arrangements for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we recognized $4.2 million of revenue related to these bill-and-hold arrangements.
We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Polymer Segment	(In thousands)
Performance Products	$180,671	$117,353	$485,770	$354,452
Specialty Polymers	110,673	78,629	308,481	232,851
Cariflex(1)	—	—	—	36,930
Isoprene Rubber	5,261	1,833	21,191	17,436
Other	484	725	1,243	1,103
Polymer Product Line Revenue	$297,089	$198,540	$816,685	$642,772
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020. See Note 4 Disposition and Exit of Business Activities for further information on the divestiture of our Cariflex business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Chemical Segment	(In thousands)
Adhesives	$82,239	$63,901	$228,295	$189,789
Performance Chemicals	131,300	99,919	368,639	295,509
Tires	16,260	11,078	44,163	28,316
Chemical Product Line Revenue	$229,799	$174,898	$641,097	$513,614

	September 30, 2021	December 31, 2020
	(In thousands)
Contract receivables(1)	$260,081	$179,805
Contract liabilities(2)	$164,204	$175,511
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Condensed Consolidated Balance Sheets.
(2)    Our contract liability consists of $152.7 million of non-cash deferred income related to the IRSA and $9.7 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $1.9 million.

4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co., Ltd. for gross proceeds of $530.0 million, adjusted for incremental working capital of $4.9 million, less contractual capital contributions of $25.3 million. The original $5.8 million of incremental working capital was reduced in the second quarter of 2021 by $0.9 million due to payment of a statutory tax obligation. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment. Upon closing, we recognized a gain of $175.2 million, and as part of the consideration received, entered into a multi-year IRSA with DL Chemical. As the IRSA product sales are at cost, we deferred approximately $180.6 million, of which $158.2 million and $22.4 million were recorded within deferred income and other payables and accruals, respectively, on the Condensed Consolidated Balance Sheet as of March 31, 2020. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. In accordance with the IRSA, we will supply Isoprene Rubber to DL Chemical for a period of five years from the sale closing date, with an optional extension for an additional five years.
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
5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award, and we expense these costs using the straight-line method over the requisite service period, generally three years. Share-based compensation expense was $2.6 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $8.1 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s annual grant of share-based awards generally occurs in the first quarter under our Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan, as amended (the “A&R 2016 Plan”).

6. Detail of Certain Balance Sheet Accounts

	September 30, 2021	December 31, 2020
	(In thousands)
Inventories of products:
Finished products	$300,738	$240,021
Work in progress	3,140	3,074
Raw materials	115,023	84,039
Inventories of products, gross	418,901	327,134
Inventory reserves	(6,908)	(8,249)
Total inventories of products, net	$411,993	$318,885
Intangible assets:
Contractual agreements	$263,075	$265,375
Technology	146,113	147,011
Customer relationships	60,402	60,623
Tradenames/trademarks	84,379	83,519
Software	75,384	68,276
Intangible assets	629,353	624,804
Less accumulated amortization:
Contractual agreements	126,267	110,811
Technology	79,113	74,693
Customer relationships	41,210	40,205
Tradenames/trademarks	57,943	53,951
Software	54,972	50,410
Total accumulated amortization	359,505	330,070
Intangible assets, net of accumulated amortization	$269,848	$294,734
Other payables and accruals:
Employee related	$48,494	$52,145
Short-term operating lease liabilities	18,825	18,299
Interest payable	12,912	3,873
Capital project accruals	5,912	1,149
Customer related	10,958	10,484
Short-term deferred income	26,765	24,182
Income tax payable	44,850	26,367
Utilities payable	3,705	2,886
Property and other taxes	2,515	1,303
Other	28,270	26,676
Total other payables and accruals	$203,206	$167,364
Other long-term liabilities:
Pension and other post-retirement benefits	$117,890	$133,634
Long-term tax liability	18,359	19,530
Other	15,748	15,402
Total other long-term liabilities	$151,997	$168,566

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax	Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax	Total
	(In thousands)
December 31, 2019	$(29,389)	$(2,389)	$13,624	$(87,641)	$(105,795)
Other comprehensive income (loss) before reclassifications	14,136	1,387	(14,089)	(1,714)	(280)
Amounts reclassified to (income) expense from accumulated other comprehensive loss (1)	66,533	1,002	(899)	—	66,636
Net other comprehensive income (loss) for the year	80,669	2,389	(14,988)	(1,714)	66,356
September 30, 2020	$51,280	$—	$(1,364)	$(89,355)	$(39,439)

December 31, 2020	$73,575	$—	$(13,156)	$(98,284)	$(37,865)
Other comprehensive income (loss) before reclassifications	(21,402)	—	15,408	—	(5,994)
Net other comprehensive income (loss) for the year	(21,402)	—	15,408	—	(5,994)
September 30, 2021	$52,173	$—	$2,252	$(98,284)	$(43,859)
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
The calculations of basic and diluted EPS are as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$53,024	32,148		$(403,794)	31,863
Amounts allocated to unvested restricted shares	—	—		963	(76)
Amounts available to common stockholders	53,024	32,148	$1.65	(402,831)	31,787	$(12.67)
Diluted:
Amounts allocated to unvested restricted shares	—	—		(963)	76
Non participating share units	—	473		—	—
Stock options added under the treasury stock method	—	71		—	—
Amounts reallocated to unvested restricted shares	—	—		963	(76)
Amounts available to stockholders and assumed conversions	$53,024	32,692	$1.62	$(402,831)	31,787	$(12.67)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Loss Per Share
	(In thousands, except per share data)
Basic:
As reported	$122,664	32,089		$(203,676)	31,836
Amounts allocated to unvested restricted shares	(54)	(14)		691	(108)
Amounts available to common stockholders	122,610	32,075	$3.82	(202,985)	31,728	$(6.40)
Diluted:
Amounts allocated to unvested restricted shares	54	14		(691)	108
Non participating share units	—	475		—	—
Stock options added under the treasury stock method	—	60		—	—
Amounts reallocated to unvested restricted shares	(53)	(14)		691	(108)
Amounts available to stockholders and assumed conversions	$122,611	32,610	$3.76	$(202,985)	31,728	$(6.40)

Share Repurchase Program. During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock. Under our previously authorized share repurchase program, which ended on February 7, 2021, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million.
8. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021			December 31, 2020
	Principal	Debt Issuance Costs	Total	Principal	Debt Issuance Costs	Total
	(In thousands)
Euro Tranche	$98,303	$(779)	$97,524	$104,159	$(996)	$103,163
4.25% Senior Notes	400,000	(6,139)	393,861	400,000	(6,995)	393,005
5.25% Senior Notes	335,384	(3,700)	331,684	355,366	(4,221)	351,145
ABL Facility	—	—	—	—	—	—
KFPC Loan Agreement	17,730	—	17,730	52,730	(18)	52,712
KFPC Revolving Facilities	55,988	—	55,988	37,003	—	37,003
Finance lease obligations	3,595	—	3,595	835	—	835
Total debt	911,000	(10,618)	900,382	950,093	(12,230)	937,863
Less current portion of total debt	74,923	—	74,923	72,347	—	72,347
Long-term debt	$836,077	$(10,618)	$825,459	$877,746	$(12,230)	$865,516
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million (or approximately $335.4 million) aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the senior notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $300.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of September 30, 2021. The termination date of the ABL Facility is December 3, 2025 (subject to earlier termination if certain outstanding indebtedness under the Term Loan Facility or our senior unsecured notes is not previously refinanced).
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

KFPC Loan Agreement. As of September 30, 2021, approximately NTD 494.0 million (or approximately $17.7 million) was outstanding on KFPC’s syndicated loan agreement (the “KFPC Loan Agreement”). For the nine months ended September 30, 2021, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. In each case, these covenants are calculated and tested on an annual basis at December 31st each year.
The KFPC Loan Agreement will mature on January 17, 2022. For a summary of additional terms of the KFPC Loan Agreement, see Note 9 Long-Term Debt to the consolidated financial statements set forth in our most recently filed Annual Report on Form 10-K.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.5 billion (or approximately $89.8 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of September 30, 2021, NTD 1.6 billion (or approximately $56.0 million) was drawn on the KFPC Revolving Facilities.
Debt Issuance Costs. We had debt issuance cost of $12.5 million as of September 30, 2021, of which $1.9 million related to the ABL Facility, which is recorded as an asset (of which $0.5 million was included in other current assets) and $10.6 million is recorded as a reduction to long-term debt. We amortized $1.9 million and $2.4 million during the nine months ended September 30, 2021 and 2020, respectively.
Debt Maturities. The remaining principal payments on our outstanding total debt, including finance leases, as of September 30, 2021, are as follows:

Principal Payments
(In thousands)
October 1, 2021 through September 30, 2022	$74,923
October 1, 2022 through September 30, 2023	993
October 1, 2023 through September 30, 2024	1,094
October 1, 2024 through September 30, 2025	98,599
October 1, 2025 through September 30, 2026	735,391
Thereafter	—
Total debt	$911,000
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
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of September 30, 2021 and December 31, 2020, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term asset	$2,828	$2,828	$—
Derivative liability – current	Other payables and accruals	(14)	—	(14)
Total		$2,814	$2,828	$(14)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset – noncurrent	Other long-term assets	$2,454	$2,454	$—
Derivative liability – current	Other payables and accruals	(219)	—	(219)
Total		$2,235	$2,454	$(219)

The following table presents the carrying values and approximate fair values of our long-term debt.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Euro Tranche (significant other observable inputs – level 2)	$98,303	$98,242	$104,159	$103,574
4.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$400,000	$415,784	$400,000	$409,880
5.25% Senior Notes (quoted prices in active market for identical assets – level 1)	$335,384	$345,288	$355,366	$367,886
ABL Facility	$—	$—	$—	$—
Finance lease obligations	$3,595	$3,595	$835	$835
KFPC Loan Agreement	$17,730	$17,730	$52,730	$52,730
KFPC Revolving Facilities	$55,988	$55,988	$37,003	$37,003
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
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting, and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $0.2 million and a loss of $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and a loss of $2.4 million and a gain of $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, which are recorded in cost of goods sold in the Condensed Consolidated Statements of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2018, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company’s European operations. The mark-to-market of this instrument was a gain of $8.7 million and a loss of $14.8 million for the three months ended September 30, 2021 and 2020, respectively, and a gain of $20.0 million and a loss of $14.6 million for the nine months ended September 30, 2021 and 2020, respectively, which is recorded within accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets.
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

10. Income Taxes
Our income tax provision was an expense of $15.2 million and a benefit of $18.2 million for the three months ended September 30, 2021 and 2020, respectively, and an expense of $36.9 million and a benefit of $48.1 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions, partially offset by the change in valuation allowance.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Income taxes at the statutory rate	$(14,792)	$88,370	$(34,655)	$52,240
State taxes, net of federal benefit	(934)	266	(2,317)	530
Foreign tax rate differential	(921)	(240)	(1,566)	(7,539)
Permanent differences	800	(928)	(773)	(4,846)
Cariflex disposition	—	18,912	—	22,652
Dutch transfer of assets	—	—	—	65,527
Tax credits	—	157	800	800
Uncertain tax positions	(129)	(209)	(490)	2,698
Valuation allowance	580	(139)	1,614	282
Goodwill impairment	—	(84,000)	—	(84,000)
Return to provision adjustments	162	(4,000)	511	(262)
Income tax benefit (expense)	$(15,234)	$18,189	$(36,876)	$48,082
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of September 30, 2021 and December 31, 2020, we recorded a valuation allowance of $37.9 million and $39.5 million, respectively, against our net operating loss carryforwards and other deferred tax assets.
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
As of September 30, 2021 and December 31, 2020, we had total unrecognized tax benefits of $9.1 million and $8.8 million, respectively, if recognized, would impact our effective tax rate. During the nine months ended September 30, 2021 and 2020, we had an increase of $0.3 million and a decrease of $2.5 million, respectively, primarily related to our uncertain tax positions in the U.S. and Europe. We recorded interest and penalties related to unrecognized tax benefits within the provision for income taxes.

It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
11. Commitments and Contingencies
(a) Lease Commitments
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating and finance leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment and our finance leases are generally related to equipment and buildings used to conduct our operations. These operating and finance leases were discounted using a weighted-average rate of 3.66% and 4.78%, respectively, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments resulting from usage or performance of the underlying asset. We have no material lessor or sublease income.
Operating Leases
The components of lease cost for operating leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Lease cost	$6,056	$6,035	$18,138	$18,463
Variable lease cost	99	759	415	813
Operating lease expense	$6,155	$6,794	$18,553	$19,276
The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of September 30, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Railcars	$2,052	$22,697	25.6%	41	10.5
Buildings	29,925	11,500	42.8%	43	18.3
Equipment	1,441	16,993	19.1%	30	5.7
Land	6,756	41	7.0%	235	16.5
Other	579	4,735	5.5%	25	1.4
Total	$40,753	$55,966			52.4
The following tables show the undiscounted cash flows for the operating lease liabilities.

September 30, 2021
(In thousands)
October 1, 2021 through December 31, 2021	$5,810
2022	21,494
2023	18,714
2024	14,610
2025	12,246
Thereafter	36,293
Total undiscounted operating lease liabilities	109,167

Present value discount	(12,414)
Foreign currency and other	(34)
Total discounted operating lease liabilities	$96,719

December 31, 2020
(In thousands)
2021	$21,098
2022	15,992
2023	14,309
2024	10,668
2025	8,605
Thereafter	26,988
Total undiscounted operating lease liabilities	97,660

Present value discount	(11,474)
Foreign currency and other	11
Total discounted operating lease liabilities	$86,197
Finance Leases
The components of lease cost for finance leases are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Lease amortization	$186	$177	$765	$533
Lease interest	50	13	125	40
Finance lease expense	$236	$190	$890	$573
The finance lease liabilities on a discounted basis arising from obtaining ROU assets as of September 30, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Equipment	$694	$2,901	100.0%	64	64.0
Total	$694	$2,901			64.0
The following tables show the undiscounted cash flows for the finance lease liabilities.

September 30, 2021
(In thousands)
October 1, 2021 through December 31, 2021	$631
2022	964
2023	1,142
2024	1,142
2025	18
Thereafter	3
Total undiscounted finance lease liabilities	3,900

Present value discount	(301)
Foreign currency and other	(4)
Total discounted finance lease liabilities	$3,595

December 31, 2020
(In thousands)
2021	$232
2022	232
2023	232
2024	232
2025	—
Thereafter	—
Total undiscounted finance lease liabilities	928

Present value discount	(92)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$835
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
(c) Asset Retirement Obligations
The changes in the aggregate carrying amount of our asset retirement obligations (“ARO”) are as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Beginning balance	$6,332	$6,523
Additional accruals	316	119
Accretion expense	310	257
Obligations settled	(707)	(344)
Foreign currency translation	(309)	246
Ending balance	$5,942	$6,801
In the first quarter of 2021, the Company recorded an ARO of $0.3 million related to the office rebuild of our research facility in Europe.

12. Employee Benefits
The components of net periodic benefit cost related to pension benefits are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	(In thousands)
Service cost	$—	$513	$48	$443	$—	$1,538	$143	$1,327
Interest cost	1,398	311	1,665	419	4,193	933	4,965	1,259
Expected return on plan assets	(2,485)	(852)	(2,303)	(675)	(7,455)	(2,554)	(6,908)	(2,057)
Amortization of prior service cost	—	5	—	4	—	14	—	13
Amortization of net actuarial loss	605	262	408	253	1,815	786	1,223	758
Net periodic benefit (income) cost	$(482)	$239	$(182)	$444	$(1,447)	$717	$(577)	$1,300
The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $12.8 million and $5.9 million to our pension plans in the nine months ended September 30, 2021 and 2020, respectively.
The components of net periodic benefit cost related to other post-retirement benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	U.S. Plans	U.S. Plans	U.S. Plans	U.S. Plans
	(In thousands)
Service cost	$85	$85	$255	$255
Interest cost	163	195	488	585
Amortization of prior service cost	(438)	(438)	(1,313)	(1,313)
Amortization of net actuarial loss	243	213	728	638
Net periodic benefit cost	$53	$55	$158	$165
The components of net periodic benefit cost other than the service cost component are included in other income (expense) on our Condensed Consolidated Statements of Operations.
We made contributions of $0.7 million and $1.0 million to our other post-retirement plans in the nine months ended September 30, 2021 and 2020, respectively.
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
Our chief operating decision maker uses operating income (loss) as the primary measure of each segment’s operating results in order to allocate resources and in assessing the company’s performance. In accordance with ASC 280, Segment Reporting, we have presented operating income for each segment. The following table summarizes our operating results by segment. We do not have sales between segments.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$297,089	$229,799	$526,888	$198,540	$174,898	$373,438
Cost of goods sold	206,766	153,431	360,197	163,544	141,140	304,684
Gross profit	90,323	76,368	166,691	34,996	33,758	68,754
Operating expenses:
Research and development	7,835	2,543	10,378	7,234	2,220	9,454
Selling, general, and administrative	25,860	19,067	44,927	19,112	16,173	35,285
Depreciation and amortization	12,794	18,880	31,674	13,042	18,271	31,313
(Gain) loss on disposal of fixed assets	12	168	180	698	(1,225)	(527)
Impairment of goodwill	—	—	—	—	400,000	400,000
Operating income (loss)	$43,822	$35,710	79,532	$(5,090)	$(401,681)	(406,771)
Other income			808			259
Loss on extinguishment of debt			—			(848)
Earnings of unconsolidated joint venture			89			81
Interest expense, net			(9,989)			(13,527)
Income (loss) before income taxes			$70,440			$(420,806)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$816,685	$641,097	$1,457,782	$642,772	$513,614	$1,156,386
Cost of goods sold	564,941	450,592	1,015,533	481,200	394,188	875,388
Gross profit	251,744	190,505	442,249	161,572	119,426	280,998
Operating expenses:
Research and development	21,921	7,700	29,621	22,056	8,102	30,158
Selling, general, and administrative	65,654	54,589	120,243	70,074	52,671	122,745
Depreciation and amortization	38,394	56,553	94,947	39,337	54,491	93,828
(Gain) loss on disposal of fixed assets	126	400	526	508	(542)	(34)
Impairment of goodwill	—	—	—	—	400,000	400,000
Operating income (loss)	$125,649	$71,263	196,912	$29,597	$(395,296)	(365,699)
Other income (expense)			(877)			837
Disposition and exit of business activities			—			175,189
Loss on extinguishment of debt			—			(14,943)
Earnings of unconsolidated joint venture			344			310
Interest expense, net			(31,353)			(44,454)
Income (loss) before income taxes			$165,026			$(248,760)
The following table presents long-lived assets including goodwill and total assets.

	September 30, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$520,796	$408,685	$929,481	$523,067	$419,636	$942,703
Investment in unconsolidated joint venture	$12,050	$—	$12,050	$12,723	$—	$12,723
Goodwill	$—	$373,303	$373,303	$—	$375,061	$375,061
Total assets	$1,230,473	$1,378,836	$2,609,309	$1,104,954	$1,356,003	$2,460,957

(a) Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
Changes in goodwill from January 1, 2021 through September 30, 2021 were as follows:

Chemical
(In thousands)
Balance at January 1, 2021	$375,061
Foreign currency translation	(1,758)
Balance at September 30, 2021	$373,303
(b) Revenue by Geography
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and are presented at historical cost.
Following is a summary of revenue by geographic region:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$124,399	$93,472	$217,871	$77,586	$69,559	$147,145
Germany	36,541	15,461	52,002	21,388	11,390	32,778
All other countries	136,149	120,866	257,015	99,566	93,949	193,515
	$297,089	$229,799	$526,888	$198,540	$174,898	$373,438

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)			(In thousands)
Revenue:
United States	$317,594	$248,497	$566,091	$235,289	$214,684	$449,973
Germany	98,211	43,887	142,098	69,256	32,610	101,866
All other countries	400,880	348,713	749,593	338,227	266,320	604,547
	$816,685	$641,097	$1,457,782	$642,772	$513,614	$1,156,386
(c) Capital Expenditures
Our capital expenditures of property, plant, and equipment for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $33.2 million and $27.3 million during the nine months ended September 30, 2021 and 2020, respectively, and capital expenditures of property, plant, and equipment for our Chemical segment were $28.7 million and $26.9 million during the nine months ended September 30, 2021 and 2020, respectively.
14. Related Party Transactions
We own a 50% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $14.1 million and $14.8 million as of September 30, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from the joint venture were $6.3 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, and $21.7 million and $20.9 million for the nine months ended September 30, 2021 and 2020, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $0.5 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively, which were recorded in due to related party on the Condensed Consolidated Balance Sheets. Our total purchases from this joint venture were $15.8 million and $10.7 million for the three months ended September 30, 2021 and 2020, respectively, and $40.2 million and $36.4 million for the nine months ended September 30, 2021 and 2020, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.
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
During the three months ended September 30, 2021, KFPC declared a dividend to Kraton and FPCC in aggregate of $0.2 million. The dividend is expected to be paid in the fourth quarter of 2021.
The following table summarizes the carrying amounts of assets and liabilities as of September 30, 2021 and December 31, 2020 for KFPC before intercompany eliminations.

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$5,918	$3,097
Other current assets	19,607	17,304
Property, plant, and equipment, net	144,472	150,838
Intangible assets	7,485	7,959
Long-term operating lease assets, net	6,978	7,178
Other long-term assets	5,734	5,187
Total assets	$190,194	$191,563

Current portion of long-term debt	$73,718	$72,156
Current liabilities	8,494	5,209
Long-term debt	—	17,559
Deferred income taxes	699	661
Long-term operating lease liabilities	6,401	6,700
Total liabilities	$89,312	$102,285
16. Subsequent Events
We have evaluated events and transactions that occurred after the balance sheet date and determined that there were no other significant events or transactions that would require recognition or disclosure in our condensed consolidated financial statements for the period ended September 30, 2021.

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
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co, Ltd. As part of the sale, we entered into a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with DL Chemical. In accordance with the IRSA, we will supply Isoprene Rubber to DL Chemical for a period of five years, with an optional extension for an additional five years. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
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
We generated our revenue from customers located in the following regions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by Geography:	(In thousands)
Americas	$254,967	$171,177	$664,740	$517,892
Europe, Middle East, and Africa	195,306	140,728	545,529	407,672
Asia Pacific	76,615	61,533	247,513	230,822
Total revenue	$526,888	$373,438	$1,457,782	$1,156,386
Raw Materials. We use butadiene, styrene, and isoprene (collectively referred to as “monomers”) as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment. The cost of these raw materials has generally correlated with changes in energy prices and is also generally influenced by supply and demand factors, and for our isoprene monomers, the prices of natural and synthetic rubber. Average purchase prices of our raw materials increased for the Polymer and Chemical segments during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
In our Polymer segment, during the third quarter of 2021, butadiene increased 34.0%, isoprene increased 5.0%, and styrene decreased 7.0% compared to the second quarter of 2021. During the nine months ended September 30, 2021, butadiene increased 93.0%, isoprene increased 50.0%, and styrene increased 37.0% compared to the year ended December 31, 2020.
In our Chemical segment, during the third quarter of 2021, CTO increased 50.8% and CST increased 4.4% compared to the second quarter of 2021. During the nine months ended September 30, 2021, CTO increased 22.4% and CST increased 1.7% compared to the year ended December 31, 2020.
Additionally, as discussed within Results of Operations, we continue to experience inflationary pressures within our utilities and secondary costs, which have added to the increase in our conversion costs during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
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
COVID-19 Pandemic. The continued global impact of COVID-19 has resulted in various emergency measures to combat the spread of the virus. With the development of variants and increased vaccination rates, the status of ongoing measures varies widely depending on the country and locality. We continue to monitor the progression of the COVID-19 pandemic on a daily basis, and we have a dedicated COVID-19 crisis management team that meets regularly. The safety and well-being of our employees, our stakeholders, and the communities in which we operate remain our primary concern. While our essential plant and laboratory personnel remain on-site, many of our other employees around the world are working remotely. We are continuing to follow the orders and guidance of federal, regional, and local governmental agencies, as we maintain our own stringent protocols in an effort to mitigate the spread of the virus and protect the health of our employees, customers, and suppliers as well as the communities in which we operate.
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
However, our supply chain has encountered significant constraints as described below, including the sourcing of key raw materials and logistical constraints. Although there has been significant disruption in global supply chain and logistics environment, we have been able to continue to leverage available logistics sources to serve our customers without meaningful disruption.
In our Chemical segment, during the second half of 2020, we saw improvement in demand trends within the tires, automotive, oilfield, and lubricants/fuel additives applications, compared to the first half of 2020. While COVID-19 continues to be a risk, during the nine months ended September 30, 2021 we have seen demand growth and margin expansion in the majority of our product groups and end applications relative to the pre-COVID-19 environment.
In our Polymer segment, we continue to see improved global demand in most end market applications, compared to the first half of 2020. During the nine months ended September 30, 2021, the Polymer segment continues to see demand growth across most geographies and in various market applications such as consumer, automotive, adhesives, paving and roofing markets.
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
Our Chemical segment has seen significant improvement across most geographies and in various market applications such as adhesives, tires, and industrial markets. Additionally, we have seen a modest recovery in certain end uses such as fuel/energy and mining applications. Despite the continued excess availability of competitive hydrocarbon tackifiers and in all hydrocarbon resins, the current rosin market fundamentals continue to improve, especially as compared to fiscal year 2020. We expect the positive momentum in the adhesives, tires, and industrial markets to continue in the near term. Furthermore, prices for upgraded products within our CST chain continue to improve compared to the fiscal year 2020 pricing levels. We expect the Chemical segment’s favorable performance to continue, as we expect positive demand trends for the remainder of 2021.
Global supply chain and logistics environment. The global supply chain and logistics environment has been constrained in the nine months ended September 30, 2021 as a result of the global congestion of supply chains and logistic equipment rebalance resulting from the COVID-19 pandemic and severe weather events. As a result, the Company experienced supply-side constraints in our ability to source key raw materials, as well as demand-side constraints in shipping to our customers. Additionally, these constraints resulted in higher logistics cost per ton compared to historical trends. We implemented a number of mitigation measures, including cross-regional optimization, planning contingencies, and utilization of alternative carriers. Although we implemented mitigation measures, the global supply chain and logistics constraints resulted in earnings pressure during the nine months ended September 30, 2021. Given the current global supply chain and logistics environment outlook, we expect these trends to continue into the remaining period of 2021.
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
Berre, France, Turnaround. During the first half of 2021, we completed a significant statutory turnaround at our Berre, France, location, which occurs approximately every six years. The turnaround was completed in the second quarter of 2021 and we incurred a majority of the turnaround costs in the second quarter of 2021. For the nine months ended, the Berre, France, turnaround costs were approximately $19.7 million. Our facility commenced operations prior to the end of the second quarter 2021.
Agreement and Plan of Merger. On September 27, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DL Chemical Co., Ltd. (“DL Chemical”), a company organized under the laws of the Republic of Korea (“Parent”), DLC US Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Intermediate Merger Subsidiary”), and DLC US, Inc., a Delaware corporation and a wholly-owned subsidiary of Intermediate Merger Subsidiary (“Merger Subsidiary”). Parent is a subsidiary of DL Holdings Co., Ltd. (formerly Daelim Industrial Co., Ltd.). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Merger Subsidiary will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect and wholly-owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share, then outstanding will be converted into the right to receive $46.50 in cash, without interest, other than (1) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (2) any shares as to which appraisal rights have been properly exercised, and not withdrawn, in accordance with the Delaware General Corporation Law. The acquisition is subject to certain customary closing conditions, including the receipt of stockholder and regulatory approvals, and is expected to close by the end of the first half of 2022.
For additional information related to the Merger Agreement and related transactions, please refer to our Current Report on Form 8-K filed with the SEC on September 27, 2021, our Proxy Statement filed with the SEC on October 21, 2021 and Note 1 General.

RESULTS OF OPERATIONS
KRATON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$526,888	$373,438	$1,457,782	$1,156,386
Cost of goods sold	360,197	304,684	1,015,533	875,388
Gross profit	166,691	68,754	442,249	280,998
Operating expenses:
Research and development	10,378	9,454	29,621	30,158
Selling, general, and administrative	44,927	35,285	120,243	122,745
Depreciation and amortization	31,674	31,313	94,947	93,828
(Gain) loss on disposal of fixed assets	180	(527)	526	(34)
Impairment of goodwill	—	400,000	—	400,000
Operating income (loss)	79,532	(406,771)	196,912	(365,699)
Other income (expense)	808	259	(877)	837
Disposition and exit of business activities	—	—	—	175,189
Loss on extinguishment of debt	—	(848)	—	(14,943)
Earnings of unconsolidated joint venture	89	81	344	310
Interest expense, net	(9,989)	(13,527)	(31,353)	(44,454)
Income (loss) before income taxes	70,440	(420,806)	165,026	(248,760)
Income tax benefit (expense)	(15,234)	18,189	(36,876)	48,082
Consolidated net income (loss)	55,206	(402,617)	128,150	(200,678)
Net income attributable to noncontrolling interest	(2,182)	(1,177)	(5,486)	(2,998)
Net income (loss) attributable to Kraton	$53,024	$(403,794)	$122,664	$(203,676)
Earnings (loss) per common share:
Basic	$1.65	$(12.67)	$3.82	$(6.40)
Diluted	$1.62	$(12.67)	$3.76	$(6.40)
Weighted average common shares outstanding:
Basic	32,148	31,787	32,075	31,728
Diluted	32,692	31,787	32,610	31,728
Consolidated Results
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Revenue was $526.9 million for the three months ended September 30, 2021 compared to $373.4 million for the three months ended September 30, 2020, an increase of $153.5 million, or 41.1%. Revenue increased $98.5 million and $54.9 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $360.2 million for the three months ended September 30, 2021 compared to $304.7 million for the three months ended September 30, 2020, an increase of $55.5 million, or 18.2%. Cost of goods sold increased $43.2 million for the Polymer segment and increased $12.3 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $44.9 million for the three months ended September 30, 2021 compared to $35.3 million for the three months ended September 30, 2020. The $9.6 million increase is primarily attributable to higher employee related costs and non-recurring transaction, acquisition, and restructuring costs related to the proposed merger with DL Chemical.

Depreciation and amortization was $31.7 million for the three months ended September 30, 2021 compared to $31.3 million for the three months ended September 30, 2020.
During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 13 Industry Segments and Foreign
Operations.
Other income was $0.8 million for the three months ended September 30, 2021 compared to other income of $0.3 million for the three months ended September 30, 2020, an increase of $0.5 million. The benefit to other income is related to a reduction in net periodic pension expense.
Interest expense, net, was $10.0 million for the three months ended September 30, 2021 compared to $13.5 million for the three months ended September 30, 2020, a decrease of $3.5 million. The decrease is due to lower overall indebtedness and an improvement in borrowing rates.
Income tax provision was an expense of $15.2 million and benefit of $18.2 million for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions, partially offset by the tax impact of certain permanent items and the change in valuation allowance.
During the three months ended September 30, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the non-deductible goodwill impairment loss, return to provision adjustments, and certain permanent items, offset by the tax impact of the sale of our Cariflex business.
Net income attributable to Kraton was $53.0 million, or $1.62 per diluted share, for the three months ended September 30, 2021, an increase of $456.8 million compared to net loss attributable to Kraton of $403.8 million, or $12.67 per diluted share, for the three months ended September 30, 2020. Adjusted Diluted Earnings Per Share (non-GAAP) was $0.98 for the three months ended September 30, 2021 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $0.49 for the three months ended September 30, 2020. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Revenue was $1,457.8 million for the nine months ended September 30, 2021 compared to $1,156.4 million for the nine months ended September 30, 2020, an increase of $301.4 million, or 26.1%. Revenue increased $173.9 million and $127.5 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,015.5 million for the nine months ended September 30, 2021 compared to $875.4 million for the nine months ended September 30, 2020, an increase of $140.1 million, or 16.0%. Cost of goods sold increased $83.7 million for the Polymer segment and increased $56.4 million for the Chemical segment. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $120.2 million for the nine months ended September 30, 2021 compared to $122.7 million for the nine months ended September 30, 2020. The $2.5 million decrease is primarily attributable to non-recurring transaction, acquisition, and restructuring costs related to the divestiture of our Cariflex business in 2020 and the benefit of costs reduction initiatives, partially offset by higher employee related costs and non-recurring transaction, acquisition, and restructuring costs related to the proposed merger with DL Chemical.
Depreciation and amortization was $94.9 million for the nine months ended September 30, 2021 compared to $93.8 million for the nine months ended September 30, 2020.
During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 13 Industry Segments and Foreign
Operations.
Other expense was $0.9 million for the nine months ended September 30, 2021 compared to other income of $0.8 million for the nine months ended September 30, 2020, a decrease of $1.7 million. The decrease is due to the legal settlement of a supplier dispute in the second quarter of 2021, partially offset by the benefit to other income related to a reduction in net periodic pension expense.
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
Interest expense, net, was $31.4 million for the nine months ended September 30, 2021 compared to $44.5 million for the nine months ended September 30, 2020, a decrease of $13.1 million. The decrease is due to lower overall indebtedness and an improvement in borrowing rates.
Our income tax provision was an expense of $36.9 million and a benefit of $48.1 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0% primarily due to the mix of our pretax income or loss generated in various local and foreign jurisdictions, partially offset by the change in valuation allowance.
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
Net income attributable to Kraton was $122.7 million, or $3.76 per diluted share, for the nine months ended September 30, 2021, an increase of $326.3 million compared to net loss attributable to Kraton of $203.7 million, or $6.40 per diluted share, for the nine months ended September 30, 2020. Adjusted Diluted Earnings Per Share (non-GAAP) was $1.84 for the nine months ended September 30, 2021 compared to Adjusted Diluted Earnings Per Share (non-GAAP) of $1.05 for the nine months ended September 30, 2020. See a reconciliation of GAAP Diluted Earnings Per Share to non-GAAP Adjusted Diluted Earnings Per Share below.
Polymer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Performance Products	$180,671	$117,353	$485,770	$354,452
Specialty Polymers	110,673	78,629	308,481	232,851
Cariflex(1)	—	—	—	36,930
Isoprene Rubber(1)	5,261	1,833	21,191	17,436
Other	484	725	1,243	1,103
Polymer Segment Revenue	$297,089	$198,540	$816,685	$642,772

Operating income (loss)	$43,822	$(5,090)	$125,649	$29,597
Adjusted EBITDA (non-GAAP)(1)(2)	$41,272	$31,912	$105,057	$136,926
Adjusted EBITDA margin (non-GAAP)(3)	13.9%	16.1%	12.9%	21.3%
 ____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell Isoprene Rubber to DL Chemical under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $2.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.0 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Revenue for the Polymer segment was $297.1 million for the three months ended September 30, 2021 compared to $198.5 million for the three months ended September 30, 2020. The increase was driven by higher average sales prices implemented in response to inflationary factors, including significantly higher raw material costs, as well as strong demand fundamentals compared to the third quarter of 2020, driving higher sales volumes in our Specialty Polymers and Performance Products business lines. The positive effect from changes in currency exchange rates between the periods was $3.6 million.

Polymer Segment Sales Volume % Change	Three Months Ended September 30, 2021
Performance Products	6.4%
Specialty Polymers	17.2%
Isoprene Rubber	25.4%
Total	9.2%
Sales volumes of 82.2 kilotons for the three months ended September 30, 2021 increased 9.2% compared to the three months ended September 30, 2020. Specialty Polymers sales volumes increased 17.2% driven by strong demand across regions and most applications. Performance Products sales volumes increased 6.4%, driven by higher sales into consumer and adhesive applications associated with continued demand strength. Isoprene Rubber sales volumes increased 25.4% due to timing associated with sales.
Cost of goods sold was $206.8 million for the three months ended September 30, 2021 compared to $163.5 million for the three months ended September 30, 2020, an increase of $43.2 million, or 26.4%. The increase in cost of goods sold reflects the impact of higher sales volumes, as well as inflationary pressures resulting in higher raw materials, logistics, utilities, and secondary costs. These higher costs were partially offset by lower cost of consumed raw materials, which has lower average costs on a first-in, first-out (“FIFO”) measurement basis of accounting. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $2.2 million.
For the three months ended September 30, 2021, the Polymer segment operating income was $43.8 million compared to operating loss of $5.1 million for the three months ended September 30, 2020, an increase of $48.9 million. The increase is largely related to lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting.
For the three months ended September 30, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $41.3 million compared to $31.9 million for the three months ended September 30, 2020. The higher Adjusted EBITDA is primarily a result of volume growth across all product lines. The contribution from higher sales volumes is partially offset by inflationary pressures resulting in higher raw material, logistics, utilities, and secondary costs, which we continue to address through increases in selling prices consistent with our Price Right strategy. The positive effect from changes in currency exchange rates between the periods was $1.1 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Revenue for the Polymer segment was $816.7 million for the nine months ended September 30, 2021 compared to $642.8 million for the nine months ended September 30, 2020. The increase was driven by demand improvements driving higher sales volumes in our Specialty Polymers and Performance Products product lines, as well as higher average sales prices implemented in response to significantly higher raw material, logistics, utilities, and secondary costs as part of our Price Right strategy. These increases were partially offset by the divestiture of our Cariflex business in March 2020, which contributed $36.9 million of revenue in the first quarter of 2020. The positive impact from changes in currency exchange rates between the periods was $28.5 million.

Polymer Segment Sales Volume % Change	Nine Months Ended September 30, 2021
Performance Products	8.6%
Specialty Polymers	18.7%
Isoprene Rubber	(0.6)%
Subtotal	11.0%
Cariflex	(100.0)%
Total	8.6%
Sales volumes of 240.8 kilotons for the nine months ended September 30, 2021 increased 8.6% compared to the nine months ended September 30, 2020. Volume for our Specialty Polymers increased 18.7% driven by strong demand across all regions, particularly in automotive applications in North America and Europe, and consumer durable applications. Volume for our Performance Products business increased 8.6%, primarily driven by improved sales into paving and roofing applications largely in North America and Europe and higher sales into adhesive applications associated with continued demand strength.
Cost of goods sold was $564.9 million for the nine months ended September 30, 2021 compared to $481.2 million for the nine months ended September 30, 2020, an increase of $83.7 million, or 17.4%. The increase in cost of goods sold reflects the impact of higher sales volumes, $19.7 million of costs related to the significant statutory turnaround at our Berre, France, location, and inflationary pressures resulting in higher raw material, logistics, utilities, and secondary costs, which we continue to address through increases in selling prices consistent with our Price Right strategy. These higher costs were partially offset by lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, and the divestiture of our Cariflex business. The negative effect from changes in currency exchange rates between the periods was $23.3 million.
For the nine months ended September 30, 2021, the Polymer segment operating income was $125.6 million compared to $29.6 million for the nine months ended September 30, 2020, an increase of $96.1 million. The increase is largely related to lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, partially offset by the divestiture of our Cariflex business.
For the nine months ended September 30, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $105.1 million compared to $136.9 million for the nine months ended September 30, 2020. The $31.9 million decrease in Adjusted EBITDA is partially due to the divestiture of our Cariflex business in March 2020. Excluding the net impact of $10.3 million attributable to the disposition of our Cariflex business, Adjusted EBITDA excluding Cariflex (non-GAAP) would have been down $21.5 million, driven largely by $19.7 million of costs associated with a significant statutory turnaround at our Berre, France, location. Additionally, the contribution from higher sales volumes is largely offset by inflation in raw material, logistics, utilities, and secondary costs, which we continue to address through increases in selling prices, consistent with our Price Right strategy. The positive effect from changes in currency exchange rates between the periods was $1.7 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Chemical Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Adhesives	$82,239	$63,901	$228,295	$189,789
Performance Chemicals	131,300	99,919	368,639	295,509
Tires	16,260	11,078	44,163	28,316
Chemical Segment Revenue	$229,799	$174,898	$641,097	$513,614

Operating income (loss)	$35,710	$(401,681)	$71,263	$(395,296)
Adjusted EBITDA (non-GAAP)(1)	$46,829	$28,345	$112,582	$70,746
Adjusted EBITDA margin (non-GAAP)(2)	20.4%	16.2%	17.6%	13.8%
 ____________________________________________________
(1)See non-GAAP reconciliations included below for the reconciliation of each non-GAAP measure to its most directly comparable GAAP measure.
(2)Defined as Adjusted EBITDA as a percentage of revenue.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Revenue for the Chemical segment was $229.8 million for the three months ended September 30, 2021 compared to $174.9 million for the three months ended September 30, 2020. The increase in revenue was primarily attributable to higher average sales prices driven by the strong demand and improved product upgrades. The positive effect from changes in currency exchange rates between the periods was $1.0 million.

Chemical Segment Sales Volume % Change	Three Months Ended September 30, 2021
Adhesives	6.7%
Performance Chemicals	(2.5)%
Tires(1)	15.0%
Total	0.9%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 111.5 kilotons for the three months ended September 30, 2021, an increase of 1.0 kilotons, or 0.9%, related to higher TOR and related derivatives and Tire sales, due to continued strong demand trends across most end use markets including the recovery of automotive applications compared to the third quarter of 2020.
Cost of goods sold was $153.4 million for the three months ended September 30, 2021 compared to $141.1 million for the three months ended September 30, 2020, an increase of $12.3 million, or 8.7%. The increase was largely driven by higher sales volumes and higher average raw material, logistics, utilities, and secondary costs. The negative impact from changes in currency exchange rates between the periods was $0.9 million.

For the three months ended September 30, 2021, the Chemical segment operating income was $35.7 million compared to a loss of $401.7 million for the three months ended September 30, 2020, an increase of $437.4 million. This increase was largely due to a non-cash impairment charge of $400.0 million in the third quarter of 2020, partially offset by the aforementioned higher sales volumes.
For the three months ended September 30, 2021, the Chemical segment generated $46.8 million of Adjusted EBITDA (non-GAAP) compared to $28.3 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA was primarily driven by the expanded unit margins across all product groups, including continued favorability in the rosin chain, compared to the third quarter of 2020. These increases were partially offset by higher average raw material and other inflationary cost pressures. The effect from changes in currency exchange rates between the periods was immaterial. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Revenue for the Chemical segment was $641.1 million for the nine months ended September 30, 2021 compared to $513.6 million for the nine months ended September 30, 2020. The increase in revenue was attributable to higher average sales prices from continued favorable market fundamentals and higher sales volumes driven by the improved demand growth, including recovery from COVID-19. The positive effect from changes in currency exchange rates between the periods was $19.5 million.

Chemical Segment Sales Volume % Change	Nine Months Ended September 30, 2021
Adhesives	11.5%
Performance Chemicals	7.9%
Tires(1)	35.6%
Total	10.0%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 338.4 kilotons for the nine months ended September 30, 2021, an increase of 30.7 kilotons, or 10.0%, related to higher TOFA and TOR and related derivatives sales, due to a significant recovery of demand across most end use markets compared to the nine months ended September 30, 2020, which was adversely affected by COVID-19, as well as increases in raw material sales volume. This increase was partially offset by lower sales of CST upgrades from supply chain challenges, and the impact of Winter Storm Uri.
Cost of goods sold was $450.6 million for the nine months ended September 30, 2021 compared to $394.2 million for the nine months ended September 30, 2020, an increase of $56.4 million, or 14.3%. The increase was driven by higher average raw material, logistics, utilities, and secondary costs and higher sales volumes. The negative effect from changes in currency exchange rates between the periods was $17.7 million.
For the nine months ended September 30, 2021, the Chemical segment operating income was $71.3 million compared to a loss of $395.3 million for the nine months ended September 30, 2020, an increase of $466.6 million. This increase was largely due to a non-cash impairment charge of $400.0 million in the third quarter of 2020 and the aforementioned higher sales volumes as a result of continued favorable market fundamentals and demand recovery from COVID-19.
For the nine months ended September 30, 2021, the Chemical segment generated $112.6 million of Adjusted EBITDA (non-GAAP) compared to $70.7 million for the nine months ended September 30, 2020. The 59.1% increase in Adjusted EBITDA was primarily driven by the significant demand recovery, favorable market fundamentals, and portfolio diversification resulting in higher sales volumes and expanded unit margins across all product groups, including continued favorability in the rosin chain. These increases were partially offset by higher average raw material, logistics, utilities, and secondary costs. The negative effect from changes in currency exchange rates between the periods was $0.2 million. See a reconciliation of GAAP operating income to non-GAAP Adjusted EBITDA below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
EBITDA(2)(4)	$112,103	$(375,966)	$291,326	$(110,478)
Adjusted EBITDA(1)(3)(4)(5)	$88,101	$60,257	$217,639	$207,672
Adjusted Diluted Earnings Per Share(1)(4)	$0.98	$0.49	$1.84	$1.05
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share are Isoprene Rubber sales to DL Chemical under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $2.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.0 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
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
We reconcile consolidated net income and operating income to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$53,024			$(403,794)
Net income attributable to noncontrolling interest			2,182			1,177
Consolidated net income (loss)			55,206			(402,617)
Add (deduct):
Income tax (benefit) expense			15,234			(18,189)
Interest expense, net			9,989			13,527
Earnings of unconsolidated joint venture			(89)			(81)
Loss on extinguishment of debt			—			848
Other income			(808)			(259)
Operating income (loss)	$43,822	$35,710	79,532	$(5,090)	$(401,681)	(406,771)
Add (deduct):
Depreciation and amortization	12,794	18,880	31,674	13,042	18,271	31,313
Other income (expense)	287	521	808	(7)	266	259
Loss on extinguishment of debt	—	—	—	(848)	—	(848)
Earnings of unconsolidated joint venture	89	—	89	81	—	81
EBITDA (a)	56,992	55,111	112,103	7,178	(383,144)	(375,966)
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	4,790	(2)	4,788	1,531	150	1,681
Loss on extinguishment of debt	—	—	—	848	—	848
Gain on disposal of fixed assets	—	—	—	—	(1,316)	(1,316)
Impairment of goodwill	—	—	—	—	400,000	400,000
Loss on emissions credits	647	—	647	—	—	—
Non-cash compensation expense	2,610	—	2,610	2,266	—	2,266
Spread between FIFO and ECRC	(23,767)	(8,280)	(32,047)	20,089	12,655	32,744
Adjusted EBITDA	$41,272	$46,829	$88,101	$31,912	$28,345	$60,257
_____________________________________________________
(a)Included in EBITDA are Isoprene Rubber sales to DL Chemical under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $2.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$122,664			$(203,676)
Net income attributable to noncontrolling interest			5,486			2,998
Consolidated net income (loss)			128,150			(200,678)
Add (deduct):
Income tax (benefit) expense			36,876			(48,082)
Interest expense, net			31,353			44,454
Earnings of unconsolidated joint venture			(344)			(310)
Loss on extinguishment of debt			—			14,943
Other (income) expense			877			(837)
Disposition and exit of business activities			—			(175,189)
Operating income (loss)	$125,649	$71,263	196,912	$29,597	$(395,296)	(365,699)
Add (deduct):
Depreciation and amortization	38,394	56,553	94,947	39,337	54,491	93,828
Disposition and exit of business activities	—	—	—	175,189	—	175,189
Other income (expense)	(2,446)	1,569	(877)	32	805	837
Loss on extinguishment of debt	—	—	—	(14,943)	—	(14,943)
Earnings of unconsolidated joint venture	344	—	344	310	—	310
EBITDA (a)	161,941	129,385	291,326	229,522	(340,000)	(110,478)
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	7,017	2,750	9,767	13,230	1,380	14,610
Disposition and exit of business activities	—	—	—	(175,189)	—	(175,189)
Loss on extinguishment of debt	—	—	—	14,943	—	14,943
Gain on disposal of fixed assets	—	—	—	—	(1,316)	(1,316)
Impairment of goodwill	—	—	—	—	400,000	400,000
Loss on emissions credits	647	—	647	—	—	—
Non-cash compensation expense	8,129	—	8,129	7,011	—	7,011
Spread between FIFO and ECRC	(72,677)	(19,553)	(92,230)	47,409	10,682	58,091
Adjusted EBITDA	$105,057	$112,582	$217,639	$136,926	$70,746	$207,672
_____________________________________________________
(a)Included in EBITDA are Isoprene Rubber sales to DL Chemical under the IRSA. Sales under the IRSA are transacted at cost and include the amortization of non-cash deferred income of $10.0 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(b)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.

We reconcile GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share (non-GAAP) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share	$1.62	$(12.67)	$3.76	$(6.40)
Transaction, acquisition related costs, restructuring, and other costs (a)	0.11	0.03	0.23	0.34
Disposition and exit of business activities	—	—	—	(4.94)
Loss on extinguishment of debt	—	0.02	—	0.36
Gain on disposal of fixed assets	—	(0.03)	—	(0.03)
Impairment of goodwill	—	12.39	—	12.39
Tax restructuring	—	—	—	(2.03)
Loss on emissions credits	0.01	—	0.01	—
Spread between FIFO and ECRC	(0.76)	0.75	(2.16)	1.36
Adjusted Diluted Earnings Per Share (non-GAAP)	$0.98	$0.49	$1.84	$1.05
_____________________________________________________
(a)Charges related to the evaluation of acquisition transactions, severance expenses, and other restructuring related charges.
Critical Accounting Policies
For a discussion of our crit    ical accounting policies and estimates that require the use of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
COVID-19 Pandemic Governmental Liquidity Programs
We also continue to monitor government economic stabilization efforts in response to the COVID-19 pandemic and are participating, and may in the future participate, in certain legislative provisions to enhance our liquidity, including certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the American Rescue Plan Act of 2021 (the “ARP Act”), and similar federal or foreign governmental programs. For example, we elected certain cash deferral options under the CARES Act and ARP Act.
Elections made under the CARES Act and ARP Act did not have a material impact on our cash flows and results of operations. We will continue to evaluate our options under the CARES Act, ARP Act, and similar federal or foreign programs as legislative provisions occur.
Changes in Debt and Net Debt
During the third quarter of 2021, we reduced consolidated debt by $18.0 million and consolidated net debt by $50.0 million, including the favorable effect of foreign currency of $11.1 million. For the nine months ended September 30, 2021, we reduced our consolidated debt by $39.1 million and consolidated net debt by $43.4 million, including the favorable effect of foreign currency of $25.0 million. The nine months ended September 30, 2021 decrease in our consolidated net debt was driven primarily by favorable operating income, partially offset by increases in working capital, including the impacts of higher raw material costs due to the current inflationary environment and associated increases in accounts receivable as a result of higher sales prices. Further, we had approximately $344.3 million of available liquidity, comprised of $90.2 million of cash on hand and a remaining available borrowing base of $254.1 million on our ABL Facility as of September 30, 2021. As of the date of this filing, our available borrowing capacity under the ABL Facility was $253.5 million, with no outstanding borrowings and $6.1 million of letters of credit outstanding under the ABL Facility.
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

A summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP) are provided below:

	September 30, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Kraton debt	$837,282	$848,704	$860,360
KFPC loans(1)(2)	73,718	80,255	89,733
Consolidated debt	911,000	928,959	950,093

Kraton cash	84,278	56,371	82,804
KFPC cash(1)	5,918	1,761	3,097
Consolidated cash	90,196	58,132	85,901

Consolidated net debt	$820,804	$870,827	$864,192

Effect of foreign currency on consolidated net debt	25,031	13,918
Consolidated net debt, excluding effect of foreign currency	$845,835	$884,745
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
Principal Balances of Debt and Liquidity Considerations
As of September 30, 2021, our outstanding borrowings included (i) €85.0 million (or approximately $98.3 million) under the Euro Tranche of the Term Loan Facility, and (ii) $400.0 million and €290.0 million (or approximately $335.4 million) under the 4.25% Senior Notes and 5.25% Senior Notes, respectively. In addition, we have $3.6 million in finance lease obligations. As of September 30, 2021, we had no outstanding borrowings under our ABL Facility.
As of September 30, 2021, KFPC had NTD 494.0 million (or approximately $17.7 million) and NTD 1.6 billion (or approximately $56.0 million) of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement will mature on January 17, 2022. We repaid a net $16.8 million of KFPC debt during the nine months ended September 30, 2021.
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
Our cash flows are subject to a number of risks and uncertainties, including, but not limited to, earnings, sensitivities to the cost of raw materials, seasonality, market conditions (including the impact of COVID-19), and fluctuations in foreign currency exchange rates. Because feedstock costs generally represent a substantial portion of our cost of goods sold, in periods of rising feedstock costs, we generally consume cash in operating activities due to increases in accounts receivable and inventory costs, partially offset by an increased value of accounts payable. Conversely, during periods in which feedstock costs are declining, we generate cash flow from decreases in working capital.
Going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we have no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $253.5 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
Pension and Other Retirement Benefit Plan Contributions
We made contributions of $13.5 million and $6.9 million to our Pension Plans and Retiree Medical Plan during the nine months ended September 30, 2021 and 2020, respectively. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2021 to be approximately $16.6 million, subject to any deferrals made under our ARP Act election. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans’ assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans’ assets do not meet or exceed expectations during 2021, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2022 and beyond.
Additional Liquidity Considerations
As of September 30, 2021, we had $68.5 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. As of September 30, 2021, the remaining long-term tax payable related to the Tax Act of $9.4 million is presented within income tax payable, on our Condensed Consolidated Balance Sheets. We will pay the transition tax in annual interest-free installments through 2025, as permitted by the Tax Act.
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
Operating Cash Flows
Net cash provided by operating activities totaled $96.4 million during the nine months ended September 30, 2021 compared to $62.4 million during the nine months ended September 30, 2020. This represents a net increase in operating cash flows of $34.0 million, which was primarily driven by an increase in operating income, partially offset by an increase in working capital. The period-over-period changes in working capital are as follows:
•$110.7 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher raw material costs, partially offset by lower inventory volumes; and
•$93.4 million decrease in cash flows associated with accounts receivables due to higher average selling prices and higher sales volumes; and
•$13.3 million decrease in cash flows associated with other payables and accruals due to timing of employee related accruals and income tax accruals and payments; and
•$9.8 million decrease in cash flows associated with other long-term liabilities due to timing of pension activities; and
•$6.0 million decrease in cash flows associated with other assets and due to related party is largely associated with timing and higher raw material costs; partially offset by
•$87.4 million increase in cash flows associated with accounts payable due to higher raw material costs and timing of payments.
Investing Cash Flows
Net cash used in investing activities totaled $71.8 million for the nine months ended September 30, 2021 and net cash provided by investing activities totaled $446.5 million for the nine months ended September 30, 2020.
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co., Ltd. for gross proceeds of $530.0 million, adjusted for incremental working capital of $4.9 million, less contractual capital contributions of $25.3 million, for net proceeds of $509.6 million. The original $5.8 million of incremental working capital was reduced in the second quarter of 2021 by $0.9 million due to payment of a statutory tax obligation. The sale closed and is subject to a customary post-closing working capital adjustment and a contractual capital contribution post-closing adjustment.
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
Financing Cash Flows
Our consolidated capital structure as of September 30, 2021 was approximately 43.1% equity, 53.9% debt, and 3.0% noncontrolling interest compared to approximately 37.8% equity, 59.4% debt, and 2.8% noncontrolling interest as of December 31, 2020.
During the nine months ended September 30, 2021, we decreased indebtedness by $39.1 million (or decreased by $14.1 million excluding impacts on foreign currency), while increasing cash on hand by approximately $4.3 million.
Share Repurchase Program
During the nine months ended September 30, 2021, we did not repurchase any shares of our common stock. Under our previously authorized share repurchase program, which ended on February 7, 2021, we repurchased a total of $10.0 million of our common stock.
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
Off-Balance Sheet Arrangements
We are not involved in any material off-balance sheet arrangements as of September 30, 2021.
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
Item 4.     Controls and Procedures.
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of September 30, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risks and uncertainties in our most recent Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not presently known or those that are currently deemed immaterial may also affect our operations. Any of the risks, uncertainties, events or circumstances described therein could cause our future financial condition, results of operations, or cash flows to be adversely affected. The following description of risk factors supplements the risk factors under “Part I, Item 1A. Risk Factors” in our latest Annual Report on Form 10-K for the year ended December 31, 2020. Other than as expressly set forth herein, there have been no material changes to the risk factors disclosed.
For a complete discussion of the Company’s risk factors, refer to the risk factors included under “Part I, Item 1A. Risk Factors” in our latest Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the risk factors described below.
Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could have a material adverse impact on our business, financial condition, and results of operations.
The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger, including approval by our stockholders. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or may be significantly delayed. In addition, if the Merger is not completed by September 26, 2022, either Parent or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not primarily caused by any failure to fulfill any obligation under the Merger Agreement by the party electing to terminate the Merger Agreement. Furthermore, the consummation of the Merger may be significantly delayed due to various factors, including the receipt of a competing acquisition proposal, regulatory or litigation related to the Merger.
If the Merger is not consummated or is significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected. We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed or is significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Merger.
Additionally, our business may have been and may in the future be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger Agreement, or at all, and our results of operations may be adversely impacted by the costs incurred, and by the diversion of management attention, in connection with the Merger. Moreover, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, could have a material adverse effect on our business, financial condition and results of operations.
We will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and maintain relationships with third parties pending the consummation of the Merger. Additionally, these uncertainties could cause third parties with whom we deal to seek to change, or fail to extend, existing business relationships with us.

The pursuit of the Merger and preparation for a potential closing thereof may place a burden on our management and internal resources. Significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the closing process could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Merger Agreement restricts us from taking certain actions without Parent’s consent while the Merger is pending. If the Merger is not completed, our inability to take such actions while the Merger is pending could have a material adverse effect on our business, financial condition and results of operations.
Litigation against us, or the members of our board of directors, could prevent or delay the completion of the Merger.
While we believe that any claims that are or may be asserted by purported shareholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from our regular business and, any lawsuit adversely resolved against us or members of our board of directors, could have a material adverse effect on our business, financial condition and results of operations.
One of the conditions to the consummation of the Merger is the absence of any law enacted, issued or promulgated by a governmental authority or any issuance or granting of any decree, ruling injunction or other order (whether temporary, preliminary or permanent) by a governmental authority that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all, which could have the adverse consequences set forth above.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Parent. The Merger Agreement provides that the Company must comply with customary non-solicitation restrictions, including certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals. Subject to certain customary “fiduciary out” exceptions, the Company’s board of directors is required to recommend that the Company stockholders adopt the Merger Agreement and to call a meeting of the Company stockholders to vote on a proposal to adopt the Merger Agreement.
The Merger Agreement also allows either the Company or Parent to Merger Agreement in certain circumstances. Upon termination of the Merger Agreement (other than a termination as a result of the failure of the debt financing being available to Parent), we will be required to pay a termination fee of $63.0 million to Parent. While both the Company and Parent believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $63.0 million termination fee that may become payable by the Company to Parent in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program. During the three months ended September 30, 2021, we did not repurchase any shares of our common stock. Under our previously authorized share repurchase program, which ended on February 7, 2021, we repurchased a total of $10.0 million of our common stock.
Additionally, the Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest. During the three months ended September 30, 2021, we did not withhold any shares of our common stock in satisfaction of the tax withholding obligation of holders of restricted stock awards that vested. Pursuant to the terms of the Merger Agreement, we generally may not repurchase shares of our common stock, except the withholding of shares to satisfy tax obligations with respect to our equity awards.

Item 3.     Default Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not applicable.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

Exhibit Number
2.1
Agreement and Plan of Merger dated September 27, 2021, among Kraton Corporation, DL Chemical Co., Ltd., DLC US Holdings, Inc. and DLC US, Inc. (incorporated by reference to Exhibit 2.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

3.1
Amendment to the Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

10.1+
Form of Executive Severance Agreement under the Kraton Corporation Executive Severance Program (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

15.1*	Letter re: Unaudited Interim Financial Information
31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes—Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of Sarbanes—Oxley Act of 2002
101*	The following materials from Kraton Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited), (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (Unaudited), (iv) Condensed Consolidated Statement of Changes in Equity for the nine months ended September 30, 2021 and 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited)
104*	The cover page from Kraton Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)
_________________________________________________
*    Filed herewith.
+    Denotes compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KRATON CORPORATION

Date:	October 28, 2021	/s/ Kevin M. Fogarty
Kevin M. Fogarty
President and Chief Executive Officer

Date:	October 28, 2021	/s/ Atanas H. Atanasov
Atanas H. Atanasov
Executive Vice President, Chief Financial Officer, and Treasurer