Form 10-K
period 2021-12-31
Kraton Corp
filed 2022-02-24
CIK 1321646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer:	☐	Smaller reporting company:	☐
		Emerging growth company:	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Estimated aggregate market value of the common equity held by nonaffiliates of Kraton Corporation at June 30, 2021: $736,749,273. Number of shares of Kraton Corporation Common Stock, $0.01 par value, outstanding at February 21, 2022: 32,230,354.
DOCUMENTS INCORPORATED BY REFERENCE
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.

Index to Annual Report on Form 10-K for
Year Ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Some of the statements and information in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make written or oral forward-looking statements in our reports on Forms 10-Q and 8-K, in press releases and other written materials and in oral statements made by our officers, directors or employees to third parties. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements are often characterized by the use of words such as “outlook,” “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans,” “anticipates,” “foresees,” “future,” or by discussions of strategy, plans, or intentions. The statements in this report that are not historical statements, are forward-looking statements, including, but not limited to, statements regarding our expectations as to:
•the satisfaction of the conditions precedent to the consummation of the proposed merger pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 27, 2021 by and among Kraton, DL Chemical Co., Ltd. (“DL Chemical”), DLC US Holdings, Inc. (“Intermediate Merger Subsidiary”), and DLC US, Inc. (“Merger Subsidiary”), whereby Merger Subsidiary will merge with and into Kraton, with Kraton surviving as an indirect and wholly-owned subsidiary of DL Chemical (the “Merger”), including, without limitation, our ability to obtain necessary regulatory or other approvals for the Merger; unexpected costs, liabilities, or delays of the merger; uncertainties surrounding the Merger, which may cause our business to suffer; any stockholder litigation in connection with the Merger, which may affect the timing or occurrence of the merger or result in significant costs of defense, indemnification and liability; the occurrence of any event, change or other circumstances which, under the terms of the Merger Agreement, could give rise to a termination of the Merger Agreement; whether the proposed transactions would disrupt our current plans and operations or divert management’s attention from ongoing business operations; difficulties with our ability to retain and hire key personnel and maintain relationships with third parties as a result of the proposed Merger; the ability of DL Chemical to obtain debt financing in connection with the Merger; and other risks to the consummation of the proposed Merger, including the risk that the proposed merger will not be consummated within the expect time period or at all;
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
•anticipated benefits of or performance of our products;
•beliefs regarding opportunities for new, differentiated applications, and other innovations;
•our ability to obtain necessary regulatory approvals for BiaXamTM on our anticipated timeline, or at all, and whether the expected benefits of the product will be realized;
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

PART I
Item 1.     Business.
THE COMPANY
General
We are a leading global sustainable specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value bio-based products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. See Note 13 Industry Segment and Foreign Operations to the consolidated financial statements for segment reporting of financial results.
References in this report to “Kraton,” “our company,” “we,” “our,” “ours,” and “us” as used in this report refer collectively to Kraton Corporation, and its consolidated subsidiaries, unless the context otherwise requires. Except as expressly stated otherwise in this Form 10-K, disclosures herein relate to Kraton as a standalone corporation and do not take into account the status or closing of the Merger and any effect on the Company thereafter. Following the closing of the Merger, Kraton will be a privately held company and no longer subject to the disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co, Ltd. (subsequently renamed “DL Holdings Co., Ltd.”). As part of the sale, we entered into a multi-year Isoprene Rubber Supply Agreement (“IRSA”) with DL Chemical. In accordance with the IRSA, we will supply Isoprene Rubber (“IR”) to DL Chemical for a period of five years, with an optional extension for an additional five years. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA. On September 27, 2021, we entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which DL Chemical, a subsidiary of DL Holdings Co., Ltd. (formerly Daelim Industrial Co., Ltd.), agreed to acquire 100.0% of us in an all-cash transaction.
Agreement and Plan of Merger. On September 27, 2021, Kraton Corporation (the “Company” for purposes of this section) entered into the Merger Agreement. Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger as an indirect and wholly-owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company then outstanding will be converted into the right to receive $46.50 in cash, without interest, other than (1) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (2) any shares as to which appraisal rights have been properly exercised, and not withdrawn, in accordance with the Delaware General Corporation Law.
On December 9, 2021, the Company held a special meeting of the stockholders of the Company, at which stockholders of Kraton overwhelmingly approved and adopted the Merger Agreement. The acquisition is subject to certain customary closing conditions, including the receipt of regulatory approvals, and is expected to close by the end of the first quarter of 2022.
POLYMER SEGMENT PRODUCTS AND COMMERCIAL APPLICATIONS
SBCs are highly-engineered synthetic elastomers, which we invented and commercialized over 50 years ago. We developed the first unhydrogenated styrenic block copolymers (“USBC”) in 1964 and the first hydrogenated styrenic block copolymers (“HSBC”) in the late 1960s. Our SBCs enhance the performance of numerous products by imparting greater flexibility, resilience, strength, durability, and processability, and are used in a wide range of applications, including adhesives, coatings, consumer and personal care products, sealants, lubricants, medical, packaging, automotive, paving and roofing, and footwear products. Prior to the sale of our Cariflex business, under the Cariflex brand name, we also sold IR and isoprene rubber latex (“IRL”), which are non-SBC products primarily used in applications such as medical products, personal care, adhesives, tackifiers, paints, and coatings. As part of the sale, we continue to produce and sell IR in accordance with the IRSA with DL Chemical.

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
Our Polymer segment products are manufactured and our commercial activities are organized in the following product groups based upon polymer chemistry and process technologies: Performance Products, Specialty Polymers, IR sold exclusively to DL Chemical in accordance with the IRSA, and Cariflex (prior to March 6, 2020).
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
Isoprene Rubber. In connection with the sale of our Cariflex business, we entered into the IRSA with DL Chemical, under the terms of which we will supply IR to DL Chemical for a period of five years, with an optional extension for an additional five years. As the IRSA product sales are at cost, we deferred approximately $180.6 million of the aggregate purchase price for our Cariflex business. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
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

GENERAL
Human Capital
As of December 31, 2021, we had 1,751 employees worldwide, the majority of which were substantial full-time employees. We have collective bargaining agreements in place in multiple global Kraton locations, and employee representatives or employee representative bodies, such as works councils, are established at Kraton facilities across the world. As of December 31, 2021, approximately 23.4% of our employees in the United States were unionized.
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
Diversity and Inclusion. Innovation at Kraton stems from the diverse perspectives, knowledge, and experiences of our employees. We strive to create an inclusive workplace where all employees are treated with dignity and respect. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board of directors. Of our independent directors, 57% are female, 14% are ethnically diverse and 14% are based outside of the United States. As of December 31, 2021, women represented 20% of Kraton’s full-time executive positions and 23% of full-time employees, globally. Our workforce is globally diverse, with approximately 64% working in North America, 29% in Europe, 1% in South America and 6% in Asia. Our board of directors has ongoing oversight of our diversity and inclusion programs.
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
Career Management. Human capital development underpins our efforts to execute our strategy and remain a leading global producer of innovative products. We continually invest in our employees’ career growth and provide employees with a wide range of development opportunities. Particularly, our career development framework enables leaders and team members to identify career paths and opportunities. The individual development plan is the first step in this framework. Employees take ownership of their career development in consultation with their leaders and create a plan covering an appropriate time frame, given the person’s individual situation. We also conduct an annual assessment of individual performance and provide skills and leadership development training. In 2021, 100% of our eligible employees received an annual performance review.
Health, Safety and Wellness. The physical health, financial wellbeing, life balance, and mental health of our employees is fundamental to our success. We are committed to ensuring that employees have a safe working environment. We conduct internal audits on health and safety issues at our locations. We provide protective equipment to all impacted employees and conduct recurring employee health and detailed safety risk assessments. We also offer training of relevant employees on health and safety risks and best working practices. All of our sites are certified as having either a responsible care management or environmental management system in place. Some sites have both certifications.
Throughout the year, we support the physical, financial, and mental wellbeing of all of our employees around the world through regular communications, educational sessions, voluntary progress tracking, wellness challenges, and other benefits. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee wellbeing, health, and safety. Among other actions, we continued the meetings of our COVID-19 crisis management team to provide guidance to the organization as we navigate the challenges presented by the pandemic. We have also continued work-from-home requirements, social-distancing, restrictions on visitors to our facilities, and limited in-person meetings and other gatherings. See COVID-19 Pandemic included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information on our response to the COVID-19 pandemic.
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
Competition
In each of our markets, we compete on a range of factors, including price, breadth of product availability, product quality, sustainability features, and the speed of service from order to delivery. We believe our customers also base their supply decisions on the supplier’s ability to design and produce customized products and the availability of technical support. We also compete against a broad range of alternative materials throughout our product groups, including petrochemical, animal and vegetable-based substitutes. Major competitors in our market include large domestic and international companies. No one or small number of competitors is dominant across all industries in which we compete and no single customer accounted for 10.0% or more of our total revenue during the years ended December 31, 2021, 2020, and 2019.
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
We believe that raw material supplies for both segments will be available in quantities sufficient to meet demand in 2022. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers the prices of natural and synthetic rubber. Each of our reportable segments were impacted in 2021 by the inflationary environment of raw material costs and these conditions may continue in 2022.
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
We rely on a variety of intellectual property rights to conduct our business, including patents, trademarks, and trade secrets. We had 787 granted patents and 252 pending patent applications at December 31, 2021. These patents protect our innovative technologies and applications against infringement, and create long-term, sustainable competitive advantages in our core growth markets. Since patents are generally in effect for a period of 20 years from the filing date, and therefore, assuming most of these applications will be granted, we expect a significant portion of our patent portfolio to remain in effect for a significant period. The granted patents and the applications cover both the U.S. and foreign countries. We do not expect that the expiration of any single patent or specific group of patents would have a material impact on our business, and the overall profitability of our business is not dependent on any single patent, trademark, license, or franchise.
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
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to health, safety, environmental, risk reduction, and security matters. We incurred capital expenditures in 2021 for regulatory purposes of $8.0 million and estimate such expenditures will be approximately $4.0 million in 2022 and $4.0 million in 2023.
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
Available Information
We electronically file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at www.kraton.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A.     Risk Factors.
Summary
•Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could have a material adverse impact on our business, financial condition, and results of operations.
•We are subject to business uncertainties and contractual restrictions while the Merger is pending.
•Litigation against us, or the members of our board of directors, could prevent or delay the completion of the Merger.
•The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire the Company for greater consideration than what Parent has agreed to pay pursuant to the Merger Agreement.
•Conditions in the global economy and capital markets, and in the petrochemical industry in particular, may have an adverse effect on our results of operations, financial condition, and cash flow.
•The failure of our raw material suppliers to perform their obligations under long-term supply agreements, or our inability to replace or renew these agreements when they expire, could increase our cost for these materials, interrupt production or otherwise adversely affect our results of operations.
•If the availability of our raw materials, including butadiene, styrene, isoprene, CST, and CTO is limited, we may be unable to produce some of our products in quantities sufficient to meet customer demand or on favorable economic terms, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Increases in the costs of our raw materials may occur, which may have an adverse effect on our results of operations, financial condition, and cash flow if those costs cannot be passed through to our customers.
•Significant fluctuations in raw material costs may result in volatility in our quarterly operating results and impact the market price of our common stock.
•Maintenance, expansion and refurbishment of our facilities, the construction of new facilities and the development and implementation of new manufacturing processes involve significant risks, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Third parties provide significant operating and other services under agreements that are important to our business. The failure of these third parties to perform their obligations, or the termination of these agreements could occur, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Our industry is highly competitive, and we may lose market share to other producers of SBCs, pine-based specialty chemicals or other products that can be substituted for our products, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Our business is subject to seasonality that may affect our quarterly operating results and impact the market price of our common stock.
•Chemical manufacturing is inherently hazardous, which could result in accidents that disrupt our operations or expose us to significant losses or liabilities.
•Our relationship with our employees could deteriorate, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
•We generally do not have long-term contracts with our customers, and the loss of customers could adversely affect our sales and profitability.
•Domestic or international natural disasters, health epidemics or pandemics, or terrorist attacks may disrupt our operations, decrease the demand for our products or otherwise have an adverse impact on our business.
•The COVID-19 pandemic is adversely impacting our business.
•Climate change and sustainability initiatives may result in significant operational changes and expenditures and adversely affect our business.
•Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the terms of our indebtedness, including our senior notes and our senior secured credit facilities.
•Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness, or we may pay dividends in the future. This could further exacerbate the risks associated with our financial leverage.
•Our current and future debt instruments may impose significant operating and financial restrictions on us and affect our ability to access liquidity.
•To service our current, and any future, indebtedness, we will require a significant amount of cash, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

•Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.
•We may have additional tax liabilities, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•We may be unable to realize the benefits of our net operating loss carry-forwards (“NOLs”).
•A decrease in the fair value of pension and other post-retirement assets could materially increase future funding requirements of the pension and other post-retirement plans.
•The European Union’s Renewable Energy Directive 2009/28 on the promotion of the use of energy from renewable resources (“RED”), was repealed on July 1, 2021 (the “RED”) and replaced by Directive 2018/2001, which had to be transposed by the Member States by June 30, 2021 (the “RED II”) and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•We may be liable for damages based on product liability claims brought against our customers, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Failure to comply with the Foreign Corrupt Practices Act and other similar worldwide anti-bribery, anti-corruption, and anti-fraud laws or sanction laws may subject us to penalties, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•As a global business, we are exposed to local business risks in different countries, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Compliance with extensive environmental, health, and safety laws and regulations (including changes to such laws and regulations) could require material expenditures, changes in our operations or site remediation.
•Regulation of our employees’ exposure to certain chemicals could require material expenditures or changes in our operations, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•We may be subject to losses due to lawsuits arising out of environmental damage or personal injuries associated with chemical manufacturing, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•We are subject to customs, international trade, export control, data privacy, antitrust, zoning and occupancy and labor and employment laws that could require us to modify our current business practices and incur increased costs.
•Delaware law and certain provisions of our organizational documents may make a takeover of our company more difficult.
•We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.
•Investor sentiment towards climate change and sustainability could adversely affect our business and our stock price.
•If we are not able to continue the technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements.
•Our business relies on intellectual property and other proprietary information, and our failure to protect our rights could harm our competitive advantages with respect to the manufacturing of some of our products, which may have an adverse effect on our results of operations, financial condition, and cash flow.
•Our products may infringe on the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
•Increased information systems security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, and services.
Risks Related to Our Industry and Operations
Failure of the Merger to be consummated, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could have a material adverse impact on our business, financial condition, and results of operations.
The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger, including remaining regulatory approvals. Our stockholders approved the Merger on December 9, 2021. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed or may be significantly delayed. In addition, if the Merger is not completed by September 26, 2022, either Parent or we may choose to terminate the Merger Agreement at any time after that date if the failure to consummate the transactions contemplated by the Merger Agreement is not primarily caused by any failure to fulfill any obligation under the Merger Agreement by the party electing to terminate the Merger Agreement.
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
We are subject to business uncertainties and contractual restrictions while the Merger is pending.
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
The pursuit of the Merger and preparation for a potential closing thereof places a burden on our management and internal resources. Significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the closing process could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
While we believe that claims made to date and any claims which may be asserted by purported shareholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from being competed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our management’s attention away from our regular business and, any lawsuit adversely resolved against us or members of our board of directors, could have a material adverse effect on our business, financial condition and results of operations.
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
The Merger Agreement contains provisions that make it virtually impossible for us to sell our business to a party other than Parent. The Merger Agreement provides that the Company must comply with customary non-solicitation restrictions, including certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and to engage in negotiations with third parties regarding alternative acquisition proposals.
The Merger Agreement also allows either the Company or Parent to terminate the Merger Agreement in certain circumstances. Upon termination of the Merger Agreement (other than a termination as a result of the failure of the debt financing being available to Parent), we will be required to pay a termination fee of $63.0 million to Parent. While both the Company and Parent believe these provisions and agreements are reasonable and customary and are not preclusive of other offers, the restrictions, including the added expense of the $63.0 million termination fee that may become payable by the Company to Parent in certain circumstances, discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the consideration payable in the Merger pursuant to the Merger Agreement.

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
Our business and operating results have been affected by fluctuating commodity prices, volatile exchange rates and other challenges currently affecting the global economy and our customers. Uncertainty regarding global economic conditions, especially as a result of the continued COVID-19 pandemic, poses a continuing risk to our business, as consumers and businesses may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which may reduce demand for our products. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, our results of operations, financial condition and cash flows could be materially adversely affected.
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
We use butadiene, styrene, and isoprene as our primary raw materials in our Polymer segment and CTO and CST in our Chemical segment and use additional non-primary raw materials in the production of our products. The global supply chain and logistics environment has been constrained for the year ended December 31, 2021 as a result of the global congestion of supply chains and logistic equipment rebalance resulting from the COVID-19 pandemic and severe weather events. Suppliers may not be able to meet our raw material requirements, and we may not be able to obtain substitute supplies from alternative suppliers in sufficient quantities, on economic terms, or in a timely manner. A lack of availability of our raw materials in the quantities we require to produce our products could result in our inability to meet customer demand and could have a material adverse effect on our results of operations, financial condition and cash flows.We implemented a number of mitigation measures, including cross-regional optimization, planning contingencies, and utilization of alternative carriers. Given the current global supply chain and logistics environment outlook, we expect these trends to continue into fiscal year 2022.
Increases in the costs of our raw materials may occur, which may have an adverse effect on our results of operations, financial condition, and cash flow if those costs cannot be passed through to our customers.
The price of raw materials may be impacted by external factors, including uncertainties associated with war, terrorist attacks, weather and natural disasters, health epidemics or pandemics, civil unrest, the effects of climate change or political instability, plant or production disruptions, strikes or other labor unrest, breakdown or degradation of transportation infrastructure used in the delivery of raw materials, changes in laws or regulations in any of the countries in which we have significant suppliers, or general economic conditions.
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
Due to inflationary pressures, our Polymer and Chemical segments experienced significant increases in all primary raw materials, including monomers in the Polymer segment and CTO and CST in the Chemical segment. Additionally, we continue to experience inflationary pressures within our utilities and secondary costs, which have added to the increase in our conversion costs.
While we have implemented price right strategies to minimize the inflationary impacts, due to volatile raw material prices, there can be no assurance that we can continue to recover raw material costs or retain customers in the future. As a result of our pricing actions, customers may become more likely to consider competitors’ products, some of which may be available at a lower cost. Significant loss of customers could result in a material adverse effect on our results of operations, financial condition and cash flows.
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
We are party to agreements with third parties who provide site services, utilities, materials and facilities. Additionally, our Berre, France, and Wesseling, Germany, plants are operated and maintained by a third party who also employs and provides substantially all of the staff for those facilities. If relationships with these third parties were to deteriorate or if the agreements for these services were to terminate, we would be forced to obtain these services from other parties or provide them ourselves. Additionally, at Berre and Wesseling, a termination of the third party agreement would require us to relocate our manufacturing facilities at those locations. The failure of our third party service providers and partners at our manufacturing facilities to perform their obligations under, or the termination of, any of these agreements could materially adversely affect our operations and, depending on market conditions at the time of any such termination, we might not be able to enter into substitute arrangements in a timely manner, if at all, and if we are able to enter into a substitute arrangement, it may not be on terms as favorable to us.
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
As a manufacturing company, we rely on our employees and good relations with our employees to produce our products and maintain our production processes and productivity. A significant number of our non-U.S. employees are subject to collective bargaining arrangements or works counsel representation. Approximately 23.4% of our combined U.S. employees are represented by unions. We may not be able to negotiate existing or future arrangements on satisfactory terms or at all, the earliest of which expires in 2021, which may adversely affect our business. If these workers were to engage in a strike, work stoppage or other slowdown, our operations could be disrupted or we could experience higher labor costs, which could adversely affect our business, results of operations, financial condition, and cash flow.
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
We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our business and operations. The scope of the effects of the COVID-19 pandemic and its related economic impact on our business depends on many factors beyond our control, and the effects are difficult to assess or predict with meaningful precision both generally and specifically. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain.
The COVID-19 pandemic has resulted in a decrease in the availability of, and an increase in the cost of, contractors and subcontractors, including as a result of infections, recommended self-quarantining or governmental mandates to direct production activities to support public health efforts. We have taken actions to help ensure the continuity of business through the COVID-19 pandemic, including activating our business continuity plans, implementing other steps to enable employees to work remotely, and safety protocols established within our innovation centers and manufacturing facilities. The impact of these steps on our workforce has presented new challenges for our employees as they balance the demands of the pandemic with their daily operating responsibilities.
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
Lastly, going forward, this and other global or local heath epidemics and pandemics could have a material adverse effect on our results of operations, financial position, and cash flows.
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
As of December 31, 2021, we had €85.0 million, or approximately $96.7 million, in outstanding borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of our senior secured term loan facility (the “Term Loan Facility”). In addition, we had $400.0 million of 4.25% Senior Notes due 2025 (the “4.25% Senior Notes”) and €290.0 million (or approximately $329.8 million) of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes” and, together with the 4.25% Senior Notes, the “Senior Notes”) outstanding as of December 31, 2021. We also have a $300.0 million asset-based revolving credit facility (the “ABL Facility”), under which we had no outstanding borrowings as of December 31, 2021. Pursuant to the terms of our Term Loan Facility and ABL Facility, we may request up to an aggregate of $350.0 million and $100.0 million, respectively, of additional facility commitments subject to compliance with certain covenants and other conditions.
In addition, our KFPC joint venture has a syndicated loan agreement due in full by January 2022 (“KFPC Loan Agreement”) in the amount of 5.5 billion new Taiwanese dollars (“NTD”) (or approximately $198.7 million) which provided additional funding to construct the HSBC facility in Taiwan and provided funding for working capital requirements and/or general corporate purposes. FPCC and Kraton Polymers LLC are guarantors of the KFPC Loan Agreement with each guaranteeing fifty percent (50%) of the indebtedness, of which NTD 494.0 million (or approximately $17.9 million) of indebtedness was outstanding as of December 31, 2021. KFPC also has revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.5 billion (or approximately $90.4 million). As of December 31, 2021, NTD 1.4 billion (or approximately $49.9 million) was drawn on the KFPC Revolving Facilities. Kraton Polymers LLC does not guarantee any of the KFPC Revolving Facilities.
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
•place us at a disadvantage compared to our competitors that have less debt and lease obligations; or
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes or to refinance our existing debt.
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
We and our subsidiaries may incur significant additional indebtedness in the future under the agreements governing our indebtedness. Although the terms of the Term Loan Facility, the ABL Facility and the Senior Notes contain restrictions on the incurrence of additional indebtedness and the payment of distributions to our equity holders, these restrictions are subject to a number of thresholds, qualifications and exceptions, and the additional indebtedness incurred, and distributions paid, in compliance with these restrictions could be substantial. Additionally, these restrictions also permit us to incur obligations that, although preferential to our common stock in terms of payment, do not constitute indebtedness. As of the date of this filing, we had no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $262.7 million. In addition, if we and/or our subsidiaries incur new debt, the related risks that we now face as a result of our leverage would intensify.
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
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; or
•make restricted payments (including certain equity issuances).
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
Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Facilities are, and additional borrowings in the future may be, at variable rates of interest that expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed will remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. At December 31, 2021, approximately $164.4 million, or 18.3%, of our $897.3 million total debt was at a variable rate. Additionally, any interest rate swaps we enter may not fully mitigate our interest rate risk.

Fluctuations in currency exchange rates may significantly impact our results of operations and may significantly affect the comparability of our results between financial periods.
Our operations are conducted by our subsidiaries in many countries. The results of the operations and the financial position of these subsidiaries are reported in the relevant foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The main currencies to which we are exposed, besides the U.S. dollar, are the Euro, Japanese Yen, British Pound, Brazilian Real, Swedish Krona, Chinese Yuan Renminbi, Taiwanese Dollar, and Mexican Peso. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar, including as a result of differentials in inflation and interest rates, will decrease the U.S. dollar equivalent of the amounts derived from these operations reported in our consolidated financial statements and an appreciation of these currencies will result in a corresponding increase in such amounts. Because many of our raw material costs are determined with respect to the U.S. dollar rather than these currencies, depreciation of these currencies may have an adverse effect on our profit margins or our reported results of operations. Conversely, to the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively impact our results of operations. In addition, currency fluctuations may affect the comparability of our results of operations between financial periods.
We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. From time to time, we use hedging strategies to reduce our exposure to currency fluctuations. Given the volatility of exchange rates, exacerbated by increasing and varying levels of inflation globally, there can be no assurance that we will be able to effectively manage our currency transaction risks, that our hedging activities will be effective or that any volatility in currency exchange rates will not have a material adverse effect on our financial condition or results of operations.
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
We sponsor defined benefit pension and other post-retirement plans. The total projected benefit obligation of our defined benefit pension and other post-retirement plans exceeded the fair value of the plan assets by approximately $96.3 million at December 31, 2021. We contributed $17.1 million to the pension and other post-retirement plans in 2021. Among the key assumptions inherent in the actuarially calculated pension and other post-retirement plan obligations and pension and other post-retirement plan expenses are the discount rate and the expected rate of return on plan assets. If discount rates or actual rates of return on invested plan assets were to decrease, the pension and other post-retirement plan obligations could increase materially. The size of future required pension contributions could result in our dedicating a substantial portion of our cash flow from operations to making the contributions, which could materially adversely affect our business, financial condition and results of operations.
Risks Related to Legal and Regulatory Matters
The European Union’s Renewable Energy Directive 2009/28 on the promotion of the use of energy from renewable resources (the “RED”), was repealed on July 1, 2021 and replaced by Directive 2018/2001, which had to be transposed by the Member States by June 30, 2021 (the “RED II”) and similar legislation in the U.S. and elsewhere may incentivize the use of CTO as a feedstock for production of alternative fuels, which may have an adverse effect on our results of operations, financial condition, and cash flow.
In December 2008, the European Union (“EU”) adopted the RED, which established a 20% EU-wide target for the overall share of energy from renewable sources in the EU’s gross final consumption of energy in 2020, as well as a 10% target for energy consumed from renewable sources in the transport sector by 2020. To facilitate the achievement of these EU wide targets, the RED established mandatory targets for each Member State requiring each Member State to adopt a national renewable energy action plan setting forth measures to achieve its national targets.
The RED also established sustainability criteria for biofuels, which must be satisfied in order for the consumption of a fuel to count toward a Member State’s national targets. CTO-based biofuel fulfilled the RED’s biofuel sustainability criteria.
In spring 2015, Directive (EU) 2015/1513 amending inter alia the RED was adopted. It introduced a cap for food-based biofuels in transport and put more emphasis on advanced biofuels from waste feedstocks. It also added a new Annex IX expressly listing CTO under Part A as a residue-type feedstock, the use of which in biofuel would make that biofuel eligible for double counting towards the 10% 2020 target for renewable fuels in transport under the RED.
In December 2018, the RED II entered into force, covering the period 2021-2030, which includes slightly modified sustainability criteria. Compared to the RED, the RED II sets out stricter obligations and higher goals; an EU-wide binding target of at least a 32% share of energy from renewable sources in the EU’s gross final consumption of energy by 2030; as well as minimum share of 14 % of renewable energy in the transport sector in each Member State by 2030. According to the RED II, Member States set out national indicative trajectories for their contributions to the EU-wide target. In the absence of revised national targets, the national renewables targets for 2020 should constitute the minimum contribution of each Member State for 2030.
As for the transport sector target, the RED II provides that by 2030, Member States shall require fuel suppliers to supply a share of at least 14% of fuels from renewable sources, including a share of 3.5% of advanced biofuels. CTO based biofuels shall, according to Annex IX, Part A, of the RED II, be counted as advanced biofuels, and Member States may still double count the contribution of such fuels. The RED II had to be transposed by Member States by June 30, 2021 at the latest and repealed the RED as of July 1, 2021.
In July 2021, two weeks after the end of the transposition period for the RED II, the EU Commission published a proposal for amendments to the RED II to align its renewable energy targets with EU’s higher climate ambitions set out in the European Green Deal, which establishes the objective of a climate neutral EU by 2050. As an intermediate target, the EU shall reduce its greenhouse gas emissions by 55% by 2030. These objectives were made legally binding in the European Climate Law (EU Regulation 2021/1119) which entered into force on July 29, 2021. Since the current EU-wide target of at least 32% renewable energy by 2030, set out in the RED II, is not deemed sufficient to achieve such a reduction. the European Commission has proposed to increase the binding target of renewable sources in the EU’s energy mix to 40% by 2030.
Moreover, the European Commission’s proposal promotes an increase of the ambition level of the targets relevant for the transport sector: instead of a minimum share of 14 % of renewable energy in the transport sector in each Member State by 2030, it has proposed to focus on the greenhouse gas intensity reduction target according to which fuel suppliers shall ensure that the amount of renewable fuels and renewable electricity supplied to the transport sector leads to a greenhouse gas intensity reduction of at least 13% by 2030, compared to a baseline provided in the Directive and in accordance with indicative trajectories set by each Member State. Further, the advanced biofuel sub-targets are proposed to take the form of minimum shares of the total energy supplied to the transport sector (at least 0.2% in 2022, 0.5% in 2025 and 2.2% in 2030). In the proposal CTO remains listed in proposal Annex IX, Part A, as a residue eligible as feedstock for advanced biofuels. As such, CTO based biofuels would continue to contribute to the renewable energy targets. However, according to the proposal, it will no longer be possible to double count feedstocks listed in Annex IX.
The European Commission’s proposal is currently subject to the legislative procedure before the European Parliament and the Council of the European Union. The Commission has proposed that amendments to the RED II should be transposed by the Member States by December 31, 2024 at the latest. Should the proposed amendments be adopted, it is likely to affect the demand for CTO.

In addition to these developments in the EU, various pieces of legislation regarding the use of alternative fuels have been introduced in the U.S.
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
Failure to comply with the Foreign Corrupt Practices Act (“FCPA”) and other similar worldwide anti-bribery, anti-corruption, and anti-fraud laws or sanction laws may subject us to penalties, which may have an adverse effect on our results of operations, financial condition, and cash flow.
Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery, anti-corruption and anti-fraud. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, including the regulations imposed by the FCPA, which generally prohibits issuers and their strategic or local partners, agents or representatives, which we refer to as our intermediaries (even if those intermediaries are not themselves subject to the FCPA or other similar laws), from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit, and the United Kingdom Bribery Act 2010 (the “Bribery Act”) as well as anti-bribery and anti-corruption laws of the various jurisdictions in which we operate. Sanction laws prohibit sales to certain persons or locations and impose other restrictions on our operations.
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
•risk of non-compliance with the FCPA, the Bribery Act, or similar anti-bribery legislation in other countries by agents or other third-party representatives;
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
In addition to the above, various petrochemical products, including plastics, have faced increased public scrutiny due to negative coverage of plastic waste in the environment, which has resulted in local, state, federal and foreign governments proposing and, in some cases, approving, restrictions on the manufacture, consumption and disposal of certain petrochemical products. Increased regulation on the use of our products or other products in our industry, whatever their scope or form, could increase our costs of production, impact overall consumption of our products or result in negative publicity.
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
The Occupational Safety and Health Act in the U.S. and the REACH, directive in Europe, prescribe limitations restricting exposure to a number of chemicals used in our operations, including butadiene, formaldehyde and nonylphenol, a raw material used in the manufacture of phenolic ink resins. Butadiene is a known carcinogen in laboratory animals at high doses and is being studied for its potential adverse health effects. Future studies on the health effects of these, and other, chemicals may result in additional regulations or new regulations that further restrict or prohibit the use of, and exposure to, such chemicals. Additional regulation of or requirements for these chemicals could require us to change our operations, and these changes could affect the quality of our products and materially increase our costs.
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

Item 3.     Legal Proceedings.
For information regarding legal proceedings, including environmental matters, see Note 11 Commitments and Contingencies (subsections (b) and (c) of which are incorporated herein by reference) to the consolidated financial statements for further discussion.
Item 4.     Mine Safety Disclosures.
Not applicable.

PART II

Item  5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is listed on the NYSE under the symbol “KRA.”
As of February 21, 2022, we had approximately 4 shareholders of record of our common stock.
Stock Performance Graph
The following graph reflects the comparative changes in the value from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 and the reinvestment of dividends, if any, in (1) our common stock, (2) the S&P SmallCap 600 Index, and (3) the Dow Jones U.S. Specialty Chemicals Index. The information under this caption is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing. Historical performance should not be considered indicative of future stockholder returns.

Total Return to Shareholders
(Includes reinvestment of dividends)

	Annual Return Percentage, Years Ending
Company Name / Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Kraton Corporation	69.14%	(54.66)%	15.93%	9.76%	66.68%
S&P SmallCap 600 Index	13.23%	(8.48)%	22.78%	11.29%	26.82%
Dow Jones U.S. Specialty Chemicals	22.39%	(6.84)%	12.25%	15.20%	23.79%

	Cumulative Value of $100 Investment, through December 31, 2021
Company Name / Index	Base Period 12/31/16	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Kraton Corporation	$100.00	$169.14	$76.69	$88.90	$97.58	$162.64
S&P SmallCap 600 Index	$100.00	$113.23	$103.63	$127.24	$141.60	$179.58
Dow Jones U.S. Specialty Chemicals	$100.00	$122.39	$114.02	$127.98	$147.44	$182.51
Dividends
We have not previously declared or paid any dividends or distributions on our common stock and have instead deployed earnings to fund the development of our business. We have no current intention to pay any dividends.
Share Repurchase Program. During the three months ended December 31, 2021, we did not repurchase any shares of our common stock. Under our previously authorized share repurchase program, which ended on February 7, 2021, we repurchased a total of $10.0 million of our common stock.
Additionally, the Company repurchases treasury stock that is withheld to satisfy the tax obligation of holders of restricted stock awards when they vest. Our equity incentive plans provide that the value of shares delivered to us to pay the withholding tax obligations is calculated based on the average of the high and low sales price per share of our common stock on the day of vest. During the three months ended December 31, 2021, we did not withhold any shares of our common stock in satisfaction of the tax withholding obligation of holders of restricted stock awards that vested. Pursuant to the terms of the Merger Agreement, we generally may not repurchase shares of our common stock, except the withholding of shares to satisfy tax obligations with respect to our equity awards.

Item 6.     Selected Financial Data.
[RESERVED]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. Financial Statements and Supplementary Data. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Item 1A. Risk Factors and below under the caption “Factors Affecting Our Results of Operations.” Actual results may differ materially from those contained in any forward-looking statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2019 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
We are a leading global sustainable specialty chemicals company that manufactures styrenic block copolymers (“SBCs”), specialty polymers, and high-value performance products primarily derived from pine wood pulping co-products. Our operations are managed through two operating segments: (i) Polymer segment and (ii) Chemical segment. On September 27, 2021, we entered into the Merger Agreement pursuant to which DL Chemical, a subsidiary of DL Holdings Co., Ltd. (formerly Daelim Industrial Co., Ltd.), agreed to acquire 100.0% of us in an all-cash transaction.
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
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co, Ltd. (subsequently renamed “DL Holdings Co., Ltd.”). As part of the sale, we entered into a multi-year IRSA with DL Chemical. In accordance with the IRSA, we will supply IR to DL Chemical for a period of five years, with an optional extension for an additional five years. As the IRSA product sales are at cost, we deferred approximately $180.6 million of the aggregate purchase price for our Cariflex business. The deferred income will be amortized into revenue as a non-cash transaction when the products are sold. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
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
To date, our plants have continued to operate at normal capacities. Importantly, under the U.S. Department of Homeland Security guidance issued on April 17, 2020, and supplemented on August 18, 2020, as well as many related regional and local governmental orders, chemical manufacturing sites are considered essential critical infrastructure, and as such, are not currently subject to closure in the locations where we operate. While Europe, Asia, and South America issue critical infrastructure orders on a country-by-country basis, thus far they have taken a similar approach to the U.S. Department of Homeland Security guidance. We recently opened up some of our offices to flex schedule staffing for select employees, but have since reverted to remote work due to a spike in Omicron cases. We anticipate returning all employees when current infection rates subside.
Our supply chain has encountered significant constraints as described below, including the sourcing of key raw materials and logistical market constraints. Although there has been significant disruption in global supply chain and logistics environment, we have been able to continue to leverage available logistics sources to serve our customers without meaningful disruption.
In our Chemical segment, during the second half of 2020, we saw improvement in demand trends within the tires, automotive, oilfield, and lubricants/fuel additives applications, compared to the first half of 2020. While COVID-19 continues to be a risk, during the year ended December 31, 2021 we have seen demand growth and margin expansion in the majority of our product groups and end applications relative to the pre-COVID-19 environment.
In our Polymer segment, we continue to see improved global demand in most end market applications, compared to the first half of 2020. During the year ended December 31, 2021, the Polymer segment continues to see demand growth across most geographies and in various market applications such as consumer, automotive, adhesives, paving and roofing markets.
We are unable to accurately predict the impact that the pandemic will have on our business and results of operations for 2022 and beyond (including how the impact of the pandemic on our business and results of operations may change from quarter to quarter) due to numerous uncertainties, including the severity of the disease, the duration of the pandemic, additional actions that may be taken by governmental authorities, and other unintended consequences. Furthermore, the pandemic has adversely impacted, and may further adversely impact, the national and global economy, particularly in less essential end markets. There can also be no assurance that demand for our products will not be adversely affected by the continued impact of the COVID-19 pandemic on the national and global economy. Moreover, we are unable to predict actions that may be taken by our competitors that could negatively impact pricing or demand for our products.
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
Our Chemical segment has seen significant improvement mainly in North America and Europe and in various market applications such as adhesives, tires, and industrial markets. Additionally, we have seen a recovery in certain end uses such as fuel/energy and mining applications. Despite the continued excess availability of competitive hydrocarbon tackifiers and in all hydrocarbon resins, the current rosin market fundamentals continue to improve, especially as compared to fiscal year 2020. We expect the positive momentum in the adhesives, tires, and industrial markets to continue in the near term. Furthermore, prices for upgraded products within our CST chain continue to improve compared to the fiscal year 2020 pricing levels. We expect the Chemical segment’s favorable performance to continue in the near term.
Global supply chain and logistics environment. The global supply chain and logistics environment has been constrained for the year ended December 31, 2021 as a result of the global congestion of supply chains and logistic equipment rebalance resulting from the COVID-19 pandemic and severe weather events. As a result, the Company experienced some supply-side constraints in our ability to source key raw materials, as well as constraints in shipping to our customers. Additionally, these constraints resulted in higher logistics cost per ton compared to historical trends. We implemented a number of mitigation measures, including cross-regional optimization, planning contingencies, and utilization of alternative carriers. Although we implemented mitigation measures, the global supply chain and logistics constraints resulted in earnings pressure during the year ended December 31, 2021. Given the current global supply chain and logistics environment outlook, we expect these trends to continue into fiscal year 2022.
BiaXamTM Granted Section 18 Emergency Exemption by the U.S. Environmental Protection Agency (the “EPA”). On April 21, 2021, the EPA approved a public health emergency exemption under Section 18 of the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) submitted by the Georgia, Utah, and Minnesota Departments of Agriculture for the deployment of BiaXamTM in specific applications. The EPA exemption will allow Delta Air Lines to use BiaXam in specific applications in these states to protect against the SARS-CoV-2 virus. We do not expect the approval of this emergency exemption to have a material impact to the Company’s near term results of operations. We continue efforts to obtain Section 3 approval from the EPA which we expect to allow for broader commercial application.
Agreement and Plan of Merger. On September 27, 2021, the Company entered into the Merger Agreement with DL Chemical, Intermediate Merger Subsidiary, and Merger Subsidiary. Parent is a subsidiary of DL Holdings Co., Ltd. (formerly Daelim Industrial Co., Ltd.). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, the Merger Subsidiary will merge with and into the Company, with the Company surviving the Merger as an indirect and wholly-owned subsidiary of Parent. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of common stock of the Company then outstanding will be converted into the right to receive $46.50 in cash, without interest, other than (1) those shares owned by Parent or any subsidiary of Parent or the Company (which will be cancelled without any consideration) and (2) any shares as to which appraisal rights have been properly exercised, and not withdrawn, in accordance with the Delaware General Corporation Law.
On December 9, 2021, the Company held a special meeting of the stockholders of the Company, at which stockholders of Kraton overwhelmingly approved and adopted the Merger Agreement. The acquisition is subject to certain customary closing conditions, including the receipt of regulatory approvals, and is expected to close by the end of the first quarter of 2022.
For additional information related to the Merger Agreement and related transactions, please refer to our Current Report on Form 8-K filed with the SEC on September 27, 2021, our Proxy Statement filed with the SEC on November 4, 2021 and Note 1 General.
RESULTS OF OPERATIONS
Factors Affecting Our Results of Operations
Raw Materials. We use butadiene, styrene, and isoprene in our Polymer segment and CTO and CST in our Chemical segment as our primary raw materials. The cost of these raw materials has generally correlated with changes in energy prices and is generally influenced by supply and demand factors, and for our isoprene monomers, the prices for natural and synthetic rubber. Average purchase prices of our raw materials increased during 2021 compared to 2020 for the Polymer and Chemical segments.
In our Polymer segment, during the year ended December 31, 2021, butadiene increased 31.9%, isoprene increased 81.0%, and styrene increased 54.6% compared to the year ended December 31, 2020.

In our Chemical segment, during the year ended December 31, 2021, CTO increased 29.0% and CST increased 5.4% compared to the year ended December 31, 2020.
Additionally, as discussed within Results of Operations, we continue to experience inflationary pressures within our utilities and secondary costs, which have added to the increase in our conversion costs during the year ended December 31, 2021 compared to the year ended December 31, 2020.
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
We generated our revenue from customers located in the following regions:

	Years Ended December 31,
Revenue by Geography	2021	2020	2019
Americas	46.1%	44.9%	41.8%
Europe, Middle East, and Africa	36.5%	34.7%	33.9%
Asia Pacific	17.4%	20.4%	24.3%
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

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$1,970,129	$1,563,150	$1,804,436
Cost of goods sold	1,381,373	1,165,279	1,390,007
Gross profit	588,756	397,871	414,429
Operating expenses:
Research and development	40,406	40,743	41,073
Selling, general, and administrative	164,167	161,944	149,800
Depreciation and amortization	126,475	126,022	136,171
Gain on insurance proceeds	—	—	(32,850)
Loss on disposal of fixed assets	879	750	773
Impairment of goodwill	—	400,000	—
Operating income (loss)	256,829	(331,588)	119,462
Other income (expense)	(209)	995	3,339
Gain (loss) on disposition and exit of business activities	(149)	175,189	—
Loss on extinguishment of debt	—	(40,843)	(3,521)
Earnings of unconsolidated joint venture	461	457	506
Interest expense, net	(41,840)	(57,930)	(75,782)
Income (loss) before income taxes	215,092	(253,720)	44,004
Income tax benefit (expense)	(39,502)	32,034	11,813
Consolidated net income (loss)	175,590	(221,686)	55,817
Net income attributable to noncontrolling interest	(5,364)	(3,916)	(4,512)
Net income (loss) attributable to Kraton	$170,226	$(225,602)	$51,305
Earnings (loss) per common share:
Basic	$5.30	$(7.08)	$1.61
Diluted	$5.21	$(7.08)	$1.60
Weighted average common shares outstanding:
Basic	32,098	31,746	31,581
Diluted	32,642	31,746	31,881
Consolidated Results
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue was $1,970.1 million for the year ended December 31, 2021 compared to $1,563.2 million for the year ended December 31, 2020, an increase of $407.0 million, or 26.0%. Revenue increased $241.2 million and $165.8 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in revenue, see our segment disclosures below.
Cost of goods sold was $1,381.4 million for the year ended December 31, 2021 compared to $1,165.3 million for the year ended December 31, 2020, an increase of $216.1 million, or 18.5%. Cost of goods sold increased $148.5 million and $67.6 million for the Polymer and Chemical segments, respectively. For additional information regarding the changes in cost of goods sold, see our segment disclosures below.
Selling, general, and administrative expenses were $164.2 million for the year ended December 31, 2021 compared to $161.9 million for the year ended December 31, 2020. The $2.2 million increase is primarily attributable to higher employee related costs, partially offset by lower transaction, acquisition, and restructuring costs and the benefit of cost reduction initiatives.
Depreciation and amortization was $126.5 million for the year ended December 31, 2021 compared to $126.0 million for the year ended December 31, 2020.

During the third quarter of 2020, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. For more information regarding the goodwill impairment charge, see Note 13 Industry Segments and Foreign Operations.
Other expense was $0.2 million for the year ended December 31, 2021 compared to other income of $1.0 million for the year ended December 31, 2020. The decrease of $1.2 million is due to the legal settlement of a supplier dispute in the second quarter of 2021, partially offset by the benefit to other income related to a reduction in net periodic pension expense.
Disposition and exit of business activities was a loss of $0.1 million and a gain of $175.2 million for the year ended December 31, 2021 and 2020, respectively, related to the sale of our Cariflex business. See Note 4 Disposition and Exit of Business Activities for further discussion on the sale of our Cariflex business.
We recorded a $40.8 million loss on extinguishment of debt during the year ended December 31, 2020. This includes $14.0 million in the first quarter of 2020 for the write off of previously capitalized deferred financing costs, the write off of original issue discount, and a loss on the settlement of the ineffective portion of interest rate swaps due to the repayment in full of our U.S. dollar denominated tranche (the “USD Tranche”) and a partial repayment of our Euro Tranche with the net cash proceeds from the sale of our Cariflex business. During the fourth quarter of 2020, we called for redemption and satisfied and discharged our 7.0% Senior Notes due 2025 (the “7.0% Senior Notes”) and issued our 4.25% Senior Notes, for which we incurred $25.7 million for the write off of previously capitalized deferred financing costs and the call premium on our 7.0% Senior Notes. See Note 8 Long-Term Debt for further discussion.
Interest expense, net, was $41.8 million for the year ended December 31, 2021 compared to $57.9 million for the year ended December 31, 2020, a decrease of $16.1 million. The decrease is due to the refinancing activities discussed above and lower overall indebtedness and an improvement in borrowing rates.
Our income tax provision was a $39.5 million expense and a $32.0 million benefit for the years ended December 31, 2021 and 2020, respectively. Our effective tax rates for the years ended December 31, 2021 and 2020 were a 18.4% expense and 12.6% benefit, respectively. During the year ended December 31, 2021, our effective tax rate differed from the U.S. corporate statutory tax rate of 21%, primarily related to reassessment of prior year tax accruals and minimum tax of foreign entities offset by the mix of our pre-tax income or loss generated in various foreign jurisdictions. During the year ended December 31, 2020, our effective tax rate differed from the U.S. corporate statutory tax rate of 21.0%, primarily due to the non-deductible goodwill impairment loss and reorganization income, offset by a tax benefit related to Dutch intellectual property rights and the tax impact of the sale of our Cariflex business.
As of December 31, 2021 and December 31, 2020, a valuation allowance of $33.9 million and $39.5 million, respectively, has been provided for NOL carryforwards and other deferred tax assets. We decreased our valuation allowance by $5.6 million during the year ended December 31, 2021, which includes a $3.8 million decrease due to changes in the deferred tax asset related to employee benefits and $1.8 million primarily related to deferred tax rate changes and the utilization of NOL carryforwards in France and the United Kingdom. We consider the reversal of deferred tax liabilities within the NOL carryforward period, projected future taxable income, and tax planning strategies in making this assessment.
Net income attributable to Kraton was $170.2 million, or $5.21 per diluted share, for the year ended December 31, 2021, an increase of $395.8 million compared to a net loss of $225.6 million, or $7.08 per diluted share, for the year ended December 31, 2020. Adjusted Diluted Earnings per Share (non-GAAP) was $2.87 for the year ended December 31, 2021 compared to $1.29 for the year ended December 31, 2020. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of U.S. generally accepted accounting principles (“U.S. GAAP”) diluted earnings (loss) per share to Adjusted Diluted Earnings per Share.

EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share
We consider EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share to be important supplemental measures of our performance and believe they are frequently used by investors, securities analysts, and other interested parties in the evaluation of our performance and/or that of other companies in our industry, including period-to-period comparisons. In addition, management uses these measures, as well as ECRC of our inventory and cost of goods sold to evaluate operating performance, and our incentive compensation plan bases incentive compensation payments on our Adjusted EBITDA performance, along with other factors. EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share have limitations as analytical tools and in some cases can vary substantially from other measures of our performance. You should not consider any of them in isolation, or as substitutes for analysis of our results under U.S. GAAP.

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
EBITDA (1)(4)	$383,407	$(69,768)	$255,957
Adjusted EBITDA (2)(3)(4)	$294,727	$262,097	$320,592
Adjusted Diluted Earnings Per Share (2)(4)	$2.87	$1.29	$2.94
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
(4)Included in EBITDA, Adjusted EBITDA, and Adjusted Diluted Earnings Per Share:
•$32.9 million, which was recognized as a gain on insurance proceeds, reimbursing us for the lost margin, direct costs, and capital expenditures known to date for the year ended December 31, 2019;
•$10.3 million and $54.6 million for the years ended December 31, 2020 and 2019, respectively, related to divestiture of our Cariflex business in March 2020; and
•IR sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. The IRSA sales include amortization of non-cash deferred income of $25.7 million and $18.5 million for the year ended December 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.

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
We reconcile each of consolidated net income (loss) and reporting segment operating income to EBITDA, and then to Adjusted EBITDA as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Polymer	Chemical	Total	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Net income (loss) attributable to Kraton			$170,226			$(225,602)			$51,305
Net income attributable to noncontrolling interest			5,364			3,916			4,512
Consolidated net income (loss)			175,590			(221,686)			55,817
Add (deduct):
Income tax (benefit) expense			39,502			(32,034)			(11,813)
Interest expense, net			41,840			57,930			75,782
Earnings of unconsolidated joint venture			(461)			(457)			(506)
Loss on extinguishment of debt			—			40,843			3,521
Other (income) expense			209			(995)			(3,339)
(Gain) loss on disposition and exit of business activities			149			(175,189)			—
Operating income (loss)	$150,418	$106,411	256,829	$56,802	$(388,390)	(331,588)	$57,343	$62,119	119,462
Add (deduct):
Depreciation and amortization	51,042	75,433	126,475	52,910	73,112	126,022	59,151	77,020	136,171
Gain (loss) on disposition and exit of business activities	(149)	—	(149)	175,189	—	175,189	—	—	—
Other income (expense)	(2,291)	2,082	(209)	(87)	1,082	995	(1,923)	5,262	3,339
Loss on extinguishment of debt	—	—	—	(40,843)	—	(40,843)	(3,521)	—	(3,521)
Earnings of unconsolidated joint venture	461	—	461	457	—	457	506	—	506
EBITDA (non-GAAP) (a)	199,481	183,926	383,407	244,428	(314,196)	(69,768)	111,556	144,401	255,957
Add (deduct):
Transaction, acquisition related costs, restructuring, and other costs (b)	10,743	2,817	13,560	13,656	1,392	15,048	10,475	946	11,421
(Gain) loss on disposition and exit of business activities	149	—	149	(175,189)	—	(175,189)	—	—	—
(Gain) loss on disposal of fixed assets	—	—	—	—	(1,316)	(1,316)	535	—	535
Loss on extinguishment of debt	—	—	—	40,843	—	40,843	3,521	—	3,521
Impairment of goodwill	—	—	—	—	400,000	400,000	—	—	—
Hurricane related costs (c)	—	—	—	—	—	—	—	15,025	15,025
Hurricane reimbursements (d)	—	—	—	—	—	—	—	(26,561)	(26,561)
KFPC startup costs (e)	—	—	—	—	—	—	3,019	—	3,019
Gain on contractual settlement (f)	—	(4,668)	(4,668)	—	—	—	—	—	—
(Sale) loss of emissions credits (g)	647	—	647	—	—	—	—	(4,601)	(4,601)
Non-cash compensation expense	11,342	—	11,342	11,361	—	11,361	9,493	—	9,493
Spread between FIFO and ECRC	(84,230)	(25,480)	(109,710)	32,384	8,734	41,118	49,565	3,218	52,783
Adjusted EBITDA (non-GAAP)	$138,132	$156,595	$294,727	$167,483	$94,614	$262,097	$188,164	$132,428	$320,592
_________________________________________________
(a)Included in EBITDA is a $32.9 million gain on insurance, fully offsetting the lost margin in the first quarter of 2019, and reimbursement for a portion of the direct costs we have incurred to date related to Hurricane Michael.

Also included in EBITDA are IR sales to Daelim under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $25.7 million and $18.5 million for the year ended December 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
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
(e)Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold.
(f)Relates to the historical period gain of a settlement of a raw material supply agreement in the fourth quarter of 2021.
(g)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity in 2019. We recorded a loss of $0.6 million related to historical third party emission credit adjustments in 2021.
We reconcile U.S. GAAP Diluted Earnings Per Share to Adjusted Diluted Earnings Per Share as follows:

	Years Ended December 31,
	2021	2020	2019
Diluted Earnings (Loss) Per Share	$5.21	$(7.08)	$1.60
Transaction, acquisition related costs, restructuring, and other costs (a)	0.32	0.36	0.27
(Gain) loss on disposition and exit of business activities	0.01	(4.77)	—
(Gain) loss on disposal of fixed assets	—	(0.03)	0.01
Loss on extinguishment of debt	—	0.99	0.08
Impairment of goodwill	—	12.39	—
Tax restructuring	—	(1.56)	—
Hurricane related costs (b)	—	—	0.55
Hurricane reimbursements (c)	—	—	(0.83)
Gain on contractual settlement (d)	(0.11)	—	—
KFPC startup costs (e)	—	—	0.04
(Sale) loss of emissions credits (f)	0.01	—	(0.11)
Spread between FIFO and ECRC	(2.57)	0.99	1.33
Adjusted Diluted Earnings Per Share (non-GAAP)	$2.87	$1.29	$2.94
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
(d)Relates to the historical period gain of a settlement of a raw material supply agreement in the fourth quarter of 2021.
(e)Startup costs related to the joint venture company, KFPC, which are recorded in cost of goods sold.
(f)We recorded a gain of $4.6 million in other income (expense) related to the sale of emissions credits accumulated by our Swedish Chemical legal entity in 2019. We recorded a loss of $0.6 million related to historical third party emission credit adjustments in 2021.

Segment Results
•Polymer Segment. Our Polymer segment is comprised of our SBCs and other engineered polymers business.
•Chemical Segment. Our Chemical segment is comprised of our pine-based specialty products business.
Polymer Segment

	Years Ended December 31,
	2021		2020		2019
Revenue	($ In thousands)
Performance Products	$627,618	57.1%	$459,906	53.6%	$531,437	50.5%
Specialty Polymers	409,736	37.3%	316,206	36.9%	334,726	31.7%
Cariflex (1)	—	—%	36,930	4.3%	186,266	17.7%
Isoprene Rubber (1)	59,899	5.5%	42,986	5.0%	—	—%
Other	1,532	0.1%	1,530	0.2%	539	0.1%
	$1,098,785		$857,558		$1,052,968

Operating income	$150,418		$56,802		$57,343
Adjusted EBITDA (non-GAAP) (2)(4)	$138,132		$167,483		$188,164
Adjusted EBITDA margin (non-GAAP) (3)	12.6%		19.5%		17.9%
____________________________________________________
(1)Our Cariflex revenue includes sales through March 6, 2020. We continue to sell IR to DL Chemical under the IRSA. Sales under the IRSA are transacted at cost. Included in Adjusted EBITDA is the amortization of non-cash deferred income of $25.7 million and $18.5 million for the year ended December 31, 2021 and 2020, respectively, which represents revenue deferred until the products are sold under the IRSA.
(2)See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
(4)Included are $10.3 million and $54.6 million for the years ended December 31, 2020 and 2019, respectively, related to divestiture of our Cariflex business in March 2020.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue for the Polymer segment was $1,098.8 million for the year ended December 31, 2021 compared to $857.6 million for the year ended December 31, 2020. The increase was driven by demand improvements driving higher sales volumes in our Specialty Polymers and Performance Products product lines, as well as higher average sales prices implemented in response to significantly higher raw material, logistics, utilities, and secondary costs as part of our Price Right strategy. These increases were partially offset by the divestiture of our Cariflex business in March 2020, which contributed $36.9 million of revenue in the first quarter of 2020. The positive effect from changes in currency exchange rates between the periods was $24.4 million.

Polymer Segment Sales Volume % Change	Year Ended December 31, 2021
Performance Products	5.9%
Specialty Polymers	12.3%
Isoprene Rubber	16.5%
Subtotal	7.8%
Cariflex	(100.0)%
Total	6.0%
Sales volumes were 309.4 kilotons for the year ended December 31, 2021, an increase of 17.6 kilotons, or 6.0%, compared to the year ended December 31, 2020. Volume for our Specialty Polymers volumes increased 12.3% driven by strong demand across all regions, particularly in automotive applications, and consumer durable applications. The 5.9% increase in Performance Products sales volumes was primarily driven by improved sales into paving and roofing applications and higher sales into adhesive applications associated with continued demand strength across all regions. IR sales volumes are 16.5% higher due to a full year of sales under the IRSA.
Cost of goods sold was $775.8 million for the year ended December 31, 2021 compared to $627.3 million for the year ended December 31, 2020, an increase of $148.5 million, or 23.7%. The increase in cost of goods sold reflects the impact of higher sales volumes, approximately $20.0 million of costs related to the significant statutory turnaround at our Berre, France, location, and inflationary pressures resulting in higher raw material, logistics, utilities, and secondary costs, which we continue to address through increases in selling prices consistent with our Price Right strategy. These higher costs were partially offset by lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, and the divestiture of our Cariflex business. Additionally, changes in currency exchange rates between the periods resulted in a negative impact of $20.6 million.
For the year ended December 31, 2021, the Polymer segment operating income was $150.4 million compared to $56.8 million for the year ended December 31, 2020. The $93.6 million increase is largely related to lower cost of consumed raw materials, which has lower average costs on a FIFO measurement basis of accounting, partially offset by the divestiture of our Cariflex business.
For the year ended December 31, 2021, the Polymer segment generated Adjusted EBITDA (non-GAAP) of $138.1 million compared to $167.5 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA (non-GAAP) is partially due to the divestiture of our Cariflex business in March 2020. Excluding the net impact of $10.3 million attributable to the disposition of our Cariflex business, Adjusted EBITDA excluding Cariflex (non-GAAP) would have been down $19.0 million driven largely by approximately $20.0 million of costs associated with a significant statutory turnaround at our Berre, France, location. Additionally, the contribution from higher sales volumes is largely offset by inflation in raw material, logistics, utilities, and secondary costs, which we continue to address through increases in selling prices, consistent with our Price Right strategy. The positive effect from changes in currency exchange rates between the periods was $0.8 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of U.S. GAAP operating income to Adjusted EBITDA (non-GAAP).
Chemical Segment

	Years Ended December 31,
	2021		2020		2019
Revenue	($ In thousands)
Adhesives	$306,662	35.2%	$257,855	36.5%	$262,941	35.0%
Performance Chemicals	503,135	57.7%	406,152	57.6%	438,146	58.3%
Tires	61,547	7.1%	41,585	5.9%	50,381	6.7%
	$871,344		$705,592		$751,468

Operating income (loss) (1)	$106,411		$(388,390)		$62,119
Adjusted EBITDA (non-GAAP) (2)	$156,595		$94,614		$132,428
Adjusted EBITDA margin (non-GAAP) (3)	18.0%		13.4%		17.6%
____________________________________________________
(1)For the year ended December 31, 2020, includes the $400.0 million non-cash goodwill impairment charge in the Chemical segment.
(2)See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.
(3)Defined as Adjusted EBITDA as a percentage of revenue.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenue for the Chemical segment was $871.3 million for the year ended December 31, 2021 compared to $705.6 million for the year ended December 31, 2020. The increase was primarily attributable to successful price increase implementations globally and across all product chains driven by favorable market fundamentals and inflationary pressures. The increase was also due to stronger sales volumes of TOFA and TOR chains associated with demand recovery post COVID-19. The positive effect from changes in currency exchange rates between the periods was $14.4 million.

Chemical Segment Sales Volume % Change	Year Ended December 31, 2021
Adhesives	7.2%
Performance Chemicals	1.0%
Tires (1)	26.4%
Total	3.8%
 ____________________________________________________
(1)Tires volumes are less than 5% of total Chemical segment volumes.
Sales volumes were 441.7 kilotons for the year ended December 31, 2021, an increase of 16.1 kilotons, or 3.8%, related to higher TOFA and TOR and related derivatives sales, due to a significant recovery of demand across most end use markets compared to the year ended December 31, 2020. This increase was partially offset by lower sales of CST upgrades from supply chain challenges and the impact of Winter Storm Uri.
Cost of goods sold was $605.6 million for the year ended December 31, 2021 compared to $538.0 million for the year ended December 31, 2020, an increase of $67.6 million, or 12.6%. The increase was driven by higher average raw material, logistics, utilities, and secondary costs and higher sales volumes. Additionally, the changes in currency exchange rates between the periods resulted in a negative impact of $10.5 million.
For the year ended December 31, 2021, the Chemical segment operating income was $106.4 million compared to operating loss of $388.4 million for the year ended December 31, 2020, an increase of $494.8 million, largely due to a non-cash impairment charge of $400.0 million during the year ended December 31, 2020.
For the year ended December 31, 2021, the Chemical segment generated $156.6 million of Adjusted EBITDA (non-GAAP) compared to $94.6 million for the year ended December 31, 2020. The 65.5% increase in Adjusted EBITDA (non-GAAP) was primarily driven by the significant demand recovery, favorable market fundamentals, and portfolio diversification resulting in higher sales volumes and expanded unit margins across all product groups, including continued favorability in the rosin chain. These increases were partially offset by higher average raw material, logistics, utilities, and secondary costs. The positive effect from changes in currency exchange rates between the periods was $2.2 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of U.S. GAAP operating income to non-GAAP Adjusted EBITDA.

Critical Accounting Policies and Estimates
The preparation of these financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Certain critical accounting policies and estimates requiring significant judgments, estimates, and assumptions are described in this section. We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made and changes to the estimate or different estimates that could have reasonably been used would materially change our consolidated financial statements.
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
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. First, we have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment indicator exists utilizing the qualitative method, we then test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches. This provides a fair value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. The estimated fair value of our reporting units are subject to a number of estimates which include, but are not limited to, discount rates, revenue growth rates, cash flow assumptions, and market information. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. For further discussion on goodwill, see Note 13 Industry Segment and Foreign Operations.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period. We recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur.
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
The information below summarizes the results of sensitivities to significant estimates in our Pension Plans and Retiree Medical Plan, which would result in additional expense for fiscal year 2022. For additional information about our benefit plans, see Note 12 Employee Benefits to the consolidated financial statements.

Change from Baseline
(In thousands)
U.S. Pension Plans
Discount rate
1% Increase	$140
Expected return on assets
1% Decrease	$1,490
Non-U.S. Pension Plans
Discount rate
1% Decrease	$627
Expected return on assets
1% Decrease	$742
Expected salary rate
1% Increase	$268
Retiree Medical Plan
Discount rate
1% Decrease	$210
Health care trend
1% Increase	$—
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation with the associated sale has been met. We do not expect to have significant changes in our estimates for variable considerations.

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
Changes in Debt and Net Debt
We reduced our consolidated debt by $52.8 million and our consolidated net debt by $97.4 million, including the effect of foreign currency of $31.8 million, for the year ended December 31, 2021. The decrease in our consolidated net debt was driven primarily by favorable operating income, partially offset by increases in working capital, including the impacts of higher raw material costs due to the current inflationary environment and associated increases in accounts receivable as a result of higher sales prices. Further, we had approximately $389.7 million of available liquidity, comprised of $130.5 million of cash on hand and a borrowing base of $259.2 million on our ABL Facility as of December 31, 2021. As of the date of this filing, our available borrowing capacity under the ABL Facility was $262.7 million, with no outstanding borrowings and $3.6 million of letters of credit outstanding under the facility.
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
Summary of principal amounts for indebtedness and a reconciliation of Kraton debt to consolidated net debt (non-GAAP) and consolidated net debt excluding the effect of foreign currency (non-GAAP):

	December 31, 2021	December 31, 2020
	(In thousands)
Kraton debt	$829,614	$860,360
KFPC loans (1)	67,726	89,733
Consolidated debt	897,340	950,093

Kraton cash	120,629	82,804
KFPC cash (2)	9,890	3,097
Consolidated cash	130,519	85,901

Consolidated net debt	$766,821	$864,192

Effect of foreign currency on consolidated net debt	31,815
Consolidated net debt excluding effect of foreign currency	$798,636
__________________________________________________
(1)KFPC executed the KFPC Revolving Facilities to provide funding for working capital requirements and/or general corporate purposes. These are in addition to the KFPC Loan Agreement.
(2)Cash at our KFPC joint venture, located in Mailiao, Taiwan, which we own a 50% stake in and consolidate within our financial statements.

Principal Balances of Debt and Liquidity Considerations
As of December 31, 2021, our outstanding borrowings included (i) €85.0 million, or approximately $96.7 million, under the Euro Tranche of the Term Loan Facility, (ii) $400.0 million and €290.0 million, or approximately $329.8 million, under the 4.25% Senior Notes and 5.25% Senior Notes, respectively, and (iii) $3.2 million in finance lease obligations. As of December 31, 2021, we had no outstanding borrowings under our ABL Facility.
In addition, as of December 31, 2021, KFPC had NTD 494.0 million, or approximately $17.9 million, and NTD 1.4 billion, or approximately $49.9 million, of borrowings under the KFPC Loan Agreement and KFPC Revolving Facilities, respectively. The KFPC Loan Agreement matured and was paid off on January 17, 2022.
Based upon current and anticipated levels of operations, we believe that cash flows from operations of our subsidiaries, cash on hand, and borrowings available to us will be sufficient to fund operations and meet our short-term and long-term cash requirements, including our expected financial obligations, planned capital expenditures, anticipated liquidity requirements, working capital requirements, our investment in the KFPC joint venture, debt payments, interest payments, benefit plan contributions, and income tax obligations.
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
Excluding the impact of the proposed Merger with DL Chemical, going forward there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the Term Loan Facility and the ABL Facility or any new credit facilities or financing arrangements to fund liquidity needs and enable us to service our indebtedness. As of the date of this filing, we had no outstanding borrowings under the ABL Facility with a remaining available borrowing capacity of $262.7 million. Subject to compliance with certain covenants and other conditions, we have the option to borrow up to $350.0 million of incremental term loans plus an additional amount subject to a senior secured net leverage ratio. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash invested in interest bearing funds and operating accounts. To date, we have not experienced any losses or lack of access to our invested cash or cash equivalents; however, we cannot provide any assurance that adverse conditions in the financial markets will not impact access to our invested cash and cash equivalents.
Pension and Other Retirement Benefit Plan Contributions
We made contributions of $17.1 million to our Pension Plans and Retiree Medical Plan for the year ended December 31, 2021 and $10.3 million for the year ended December 31, 2020. We expect our total Pension Plans and Retiree Medical Plan contributions for the year ended December 31, 2022 to be approximately $6.2 million. Our Pension Plans and Retiree Medical Plan obligations are predicated on a number of factors, the primary ones being the return on our Pension Plans' assets and the discount rates used in deriving our Pension Plans and Retiree Medical Plan obligations. If the investment returns on our Pension Plans' assets do not meet or exceed expectations during 2022, and the discount rates decrease on our Pension Plans and Retiree Medical Plan from the prior year, higher levels of contributions could be required in 2023 and beyond.
Additional Liquidity Considerations
As of December 31, 2021, we had $65.3 million of cash and short-term investments related to foreign operations that management asserts are permanently reinvested.
In December 2017, the Tax Act was enacted and resulted in a one-time transition tax on accumulated foreign subsidiary earnings. After 2017, our foreign earnings held by foreign subsidiaries are no longer subject to U.S. tax upon repatriation to the U.S. As of December 31, 2021, the remaining long-term tax payable related to the Tax Act of $9.4 million is presented within income tax payable, non-current on our Consolidated Balance Sheets. As permitted by the Tax Act, we will pay the transition tax in annual interest-free installments through 2025.
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
Operating Cash Flows
Net cash provided by operating activities totaled $171.2 million for the year ended December 31, 2021 and $151.3 million for the year ended December 31, 2020. This represents a net increase of $19.9 million, which was primarily driven by increases in operating income, partially offset by increases in working capital. The period-over-period changes in working capital are as follows:
•$151.7 million decrease in cash flows associated with inventories of products, materials, and supplies due to higher raw material costs, partially offset by lower inventory volumes;
•$57.2 million decrease in cash flows for accounts receivable due to higher average selling prices;
•$13.3 million decrease in cash flows associated with other long term liabilities due to higher pension contributions;
•$8.9 million decrease in cash flows associated with timing of other items, including, value added taxes and related party transactions; and
•$4.4 million decrease in cash flows for other payables and accruals due to timing of employee related and income tax accruals and payments; partially offset by
•$76.4 million increase in cash flows associated with trade accounts payable due to higher raw material costs and timing of payments.
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
Investing Cash Flows
On March 6, 2020, we completed the sale of our Cariflex business to Daelim for gross proceeds of $530.0 million and net proceeds of $510.5 million. During the year ended December 31, 2021, we completed final customary post-closing working capital adjustments, reducing cash proceeds received to date by an additional $5.8 million.
Net cash used in investing activities totaled $107.0 million for December 31, 2021 compared to net cash provided by investing activities totaling $424.5 million and used in investing activities totaling $108.7 million for the years ended December 31, 2020 and 2019, respectively.
Capital projects in 2021 included the following:
•$63.0 million related to infrastructure and maintenance, and health, safety, environmental, and security projects to improve operating reliability and safety performance;
•$21.0 million related to projects to optimize the production capabilities of our manufacturing assets, including projects to deliver strategic cost savings or additional capacity; and
•$14.0 million of capital expenditures related to information technology and research and development.

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
Expected Capital Expenditures
We currently expect 2022 capital expenditures, excluding expenditures by the KFPC joint venture, will be approximately $100.0 million, which includes approximately $4.0 million of capitalized interest. Also included is approximately $75.0 million for infrastructure and maintenance, and health, safety, environmental, and security projects. The remaining anticipated 2022 capital expenditures are primarily associated with projects to optimize the production capabilities of our manufacturing assets, to support our innovation platform, and to upgrade our information technology systems.
Financing Cash Flows and Liquidity
Our consolidated capital structure as of December 31, 2021 was approximately 45.7% equity, 51.4% debt, and 2.9% noncontrolling interest, compared to approximately 37.8% equity, 59.4% debt, and 2.8% noncontrolling interest as of December 31, 2020.
Net cash used in financing activities totaled $22.9 million for the year ended December 31, 2021 compared to $520.9 million and $176.1 million for the years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2021, we decreased indebtedness, excluding impacts on foreign currency, by $20.9 million. In addition, cash on hand increased by approximately $44.6 million due to cash from operations, partially offset by our reinvestment in the business for capital expenditures and increased working capital.
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
In connection with the debt reductions associated with the divestiture of our Cariflex business and our fourth quarter of 2020 refinancing, we recorded a $40.8 million loss on extinguishment of debt during the year ended December 31, 2020. This includes a write off of $20.7 million related to the call premium on the redemption of our outstanding 7.0% Senior Notes, a write off of $13.9 million related to previously capitalized deferred financing costs on our Term Loan Facility and 7.0% Senior Notes, a write off of $4.9 million related to original issue discount on our USD Tranche, and a $1.3 million loss on the settlement of the ineffective portion of interest rate swaps. See Note 8 Long-Term Debt for further discussion.
Share Repurchase Program
In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock. Repurchases were made at management’s discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. From inception of the program, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. The program ended on February 7, 2021.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions during the years ended December 31, 2021, 2020, or 2019.

Contractual Obligations
Our principal outstanding contractual obligations relate to the Term Loan Facility, Senior Notes, KFPC Loan Agreement, interest payments, the operating leases of some of our facilities, the minimum purchase obligations required under our KFPC joint venture agreement and other agreements, and the feedstock contracts with LyondellBasell and others to provide us with raw materials. The following table summarizes our contractual cash obligations as of December 31, 2021 for the periods indicated.

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	2027 and thereafter
	(In millions)
Long-term debt obligations (1)	$897.3	$68.7	$1.1	$1.1	$496.7	$329.8	$—
Estimated interest payments on debt	155.3	38.2	37.8	37.8	35.0	6.5	—
Operating lease obligations	111.1	23.4	20.5	15.9	13.6	12.1	25.6
Purchase obligations (2)(3)	2,738.8	544.1	334.3	267.9	166.7	148.7	1,277.1
Uncertain tax positions, including interest and penalties (4)	8.8	—	—	—	—	—	8.8
Estimated pension obligations	6.2	6.2	—	—	—	—	—
Total contractual cash obligations	$3,917.5	$680.6	$393.7	$322.7	$712.0	$497.1	$1,311.5
________________________________________________
(1)Includes finance lease obligations.
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
(4)Due to uncertainties in the timing of the effective settlement of tax positions with the respective taxing authorities, we are unable to determine the timing of payments related to uncertain tax positions, including interest and penalties. Amounts beyond the current year are therefore reflected in “2027 and thereafter.”
Impact of Inflation. Our results of operations and financial condition are presented based on historical cost. In the fiscal year 2021, we continued to experience inflationary pressures with increasing raw material, logistics, utilities and secondary costs in both segments. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, including our actions to pass these costs onto our customers through higher sales prices, consistent with our price-right strategy. We did experience these inflationary impacts, in particular within our Polymer segment, as we experienced margin compression versus fiscal year 2020. Within our Chemical segment, due to favorable market dynamics, we were able to expand margins in excess of the aforementioned inflationary pressures.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, including risks from changes in interest rates, foreign currency exchange rates, and commodity prices that could impact our financial condition, results of operations, and cash flows. We selectively manage our exposure to these and other market risks through regular operating and financing activities as well as through the use of market risk sensitive instruments. We use such financial instruments as risk management tools and not for trading purposes. The market risk sensitive instruments that we have entered into as of December 31, 2021 consist of a series of non-deliverable forward contracts.
Interest rate risk. Borrowings under the Term Loan Facility, the ABL Facility, KFPC Loan Agreement, and KFPC Revolving Facilities, and additional borrowings in the future may, bear interest at variable rates, thereby exposing us to interest rate risk. At December 31, 2021, approximately $164.4 million of our debt was variable rate debt.
We performed a hypothetical analysis to determine the impact to our financial position if the interest rates increased or decreased by 10%, from the rates as of December 31, 2021 for the life of the variable rate debt, which would result in a change of less than $0.1 million as of December 31, 2021.
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
Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements typically do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. In 2021 and 2020, we entered into a series of foreign currency forward contracts to reduce our exposure to exchange rate volatility. These contracts were structured such that the underlying foreign currency exchange gains/losses would be offset by the mark-to-market impact of the hedging instruments and reduce the impact of foreign currency exchange movements throughout the year. The notional amounts of open foreign currency forward contracts were $55.0 million at December 31, 2021 and $70.8 million at December 31, 2020. The notional amounts of our forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of our exposure or of the cash requirements related to these contracts. As such, cash flows related to these contracts are typically not material. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the contracts, such as exchange rates.
We use sensitivity analysis models to measure the impact of a hypothetical 10% adverse movement of foreign currency exchange rates against the U.S. dollar. For our foreign currency transaction risk, a hypothetical 10% adverse change in the foreign currency exchange rates for all our foreign currency positions would result in a $1.5 million pre-tax loss for our net monetary assets denominated in currencies other than the respective entity's functional currency at December 31, 2021. For our foreign currency translation risk, a hypothetical 10% adverse change in the applicable average foreign currency exchange rates relative to the U.S. dollar in 2022 would negatively impact our pre-tax income by $3.9 million.
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
Commodity price risk. We are exposed to commodity price risk due to our forward contractual purchase commitments for raw materials. Our raw materials are primarily supplied by a portfolio of suppliers under long-term supply contracts and arrangements with various expiration dates. We are subject to future purchase commitments for these raw materials under minimum purchase contracts. Based on pricing as of December 31, 2021, a hypothetical 10.0% change in the market price for these raw materials would change our 2022 cost of goods sold by $57.2 million.

Item 8.     Financial Statements and Supplementary Data.
The financial statements are set forth herein commencing on page F-6 of this report.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item  9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. As of December 31, 2021, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item  9B.     Other Information.
None.

Item  9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.
Item 11.     Executive Compensation.
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.
Item 14.     Principal Accountant Fees and Services.
We have omitted this section pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item  15.     Exhibits and Financial Statement Schedules.
(a) 1. Financial Statements
The following financial statements are included in Item 8:
Kraton Corporation
(i)The reports of KPMG LLP, Independent Registered Public Accounting Firm
(ii)Consolidated Balance Sheets as of December 31, 2021 and 2020
(iii)Consolidated Statements of Operations—years ended December 31, 2021, 2020, and 2019
(iv)Consolidated Statements of Comprehensive Income (Loss)—years ended December 31, 2021, 2020, and 2019
(v)Consolidated Statements of Changes in Equity—years ended December 31, 2021, 2020, and 2019
(vi)Consolidated Statements of Cash Flows—years ended December 31, 2021, 2020, and 2019
(vii)Notes to consolidated financial statements
2. Exhibits
The exhibits listed under Item 15(b) below are filed as part of, or incorporated by reference into, this report and are on file with us.
(b) Exhibits
Item 15 (b). Exhibits
The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger dated September 27, 2021, among Kraton Corporation, DL Chemical Co., Ltd., DLC US Holdings, Inc. and DLC US, Inc. (incorporated by reference to Exhibit 2.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

3.1	Certificate of Incorporation of Kraton Performance Polymers, Inc.** (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Registration Statement on Form S-3 filed with the SEC on August 25, 2015)

3.2	Certificate of Amendment to the Certificate of Incorporation of Kraton Performance Polymers, Inc.** (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

3.3	Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on February 12, 2020)

3.4	Amendment to the Second Amended and Restated Bylaws of Kraton Corporation (incorporated by reference to Exhibit 3.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

4.1	Specimen Stock Certificate of Kraton Corporation’s Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 14, 2016)

4.2	Indenture, dated as of December 21, 2020, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Kraton Corporation and certain of its wholly-owned domestic subsidiaries, as Guarantors and Wells Fargo Bank, National Association, as Trustee, relating to the 4.25% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

4.3	Form of Global Note for the 4.25% Senior Notes due 2025 (incorporated by reference to, and included in, Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 21, 2020)

Exhibit No	Description of Exhibits
4.4	Indenture, dated as of May 24, 2018, among Kraton Polymers LLC and Kraton Polymers Capital Corporation, as Issuers, Kraton Corporation and certain of its wholly-owned domestic subsidiaries, as Guarantors and Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as Principal Paying Agent, and Deutsche Bank Luxembourg S.A., as Authenticating Agent, Registrar and Transfer Agent relating to the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on May 29, 2018)

4.5	Form of Global Note for the 5.25% Senior Notes due 2026 (incorporated by reference to, and included in, Exhibit 4.1 to Kraton Corporation's Current Report on Form 8-K filed with the SEC on May 29, 2018)

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

10.35+	First Amendment to the Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 8, 2021)

10.36+	Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.2 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.37+	Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.3 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.38+	Form of Kraton Corporation Restricted Stock Performance Unit Inducement Award Agreement under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 4.4 to Kraton Corporation’s Form S-8 filed with the SEC on April 17, 2019)

10.39+	Form of Kraton Corporation Restricted Stock Unit Inducement Award Agreement (1 year vest) under the Kraton Corporation 2019 Equity Inducement Plan (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Form 10-Q filed with the SEC on July 25, 2019)

10.40+	Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

10.41+	Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement under the Kraton Corporation 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.35 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2019)

Exhibit No	Description of Exhibits
10.42+
Form of Kraton Corporation Restricted Stock Performance Unit Award Agreement (2020) under the Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan (incorporated by reference to Exhibit 10.41 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 26, 2021)

10.43+*	Form of Kraton Corporation Restricted Stock Unit Award Agreement under the Kraton Corporation Amended and Restated 2016 Equity and Cash Incentive Plan

10.44+	Form of Kraton Performance Polymers, Inc. Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013)

10.45+	Form of Kraton Performance Polymers, Inc. Nonqualified Stock Option Award Agreement under the Kraton Performance Polymers, Inc. 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.32 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2014)

10.46+	Summary of Terms of Kraton Corporation Cash Incentive Plan for 2021 (incorporated by reference to Kraton Corporation’s Current Reports on Form 8-K filed with the SEC on February 8, 2021)

10.47+	Kraton Corporation Executive Severance Program (as amended and restated September 11, 2020) (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2020)

10.48+	Form of Executive Severance Agreement under the Kraton Corporation Executive Severance Program (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 27, 2021)

10.49+	Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (incorporated by reference to Exhibit 10.31 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.50+
Form of Employee Confidentiality and Non-Competition Agreement entered into by executives participating in the Executive Severance Program (subsequent to May 2018) (incorporated by reference to Exhibit 10.48 to Kraton Corporation’s Annual Report on Form 10-K filed with the SEC on February 26, 2021)

10.51+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on December 16, 2011)

10.52+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Kraton Corporation’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

10.53+	Executive Compensation Recoupment Policy (adopted September 11, 2013) (incorporated by reference to Exhibit 10.1 to Kraton Corporation’s Current Report on Form 8-K filed with the SEC on September 16, 2013)

21.1*	List of Significant Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from Kraton Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (vi) Notes to Consolidated Financial Statements.

104*	The cover page from Kraton Corporation Annual Report on Form 10-K for the period ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)

+	Denotes management contract or compensatory plan or arrangement.

*	Filed herewith.

**	On September 14, 2016, Kraton Performance Polymers, Inc. changed its corporate name to Kraton Corporation. Accordingly, filings made prior to such date were made under the name Kraton Performance Polymers, Inc.
(c). Financial Statement Schedule
See Schedule II.
Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

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
Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 24, 2022.

Signature	Title

/S/ KEVIN M. FOGARTY	President, Chief Executive Officer, and a Director (Principal Executive Officer)
Kevin M. Fogarty

/S/ ATANAS H. ATANASOV	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)
Atanas H. Atanasov

/S/ CHRISTOPHER B. GINGRICH	Chief Accounting Officer (Principal Accounting Officer)
Christopher B. Gingrich

/S/ SHELLEY J. BAUSCH	Director
Shelley J. Bausch

/S/ ANNA C. CATALANO	Director
Anna C. Catalano

/S/ DOMINIQUE FOURNIER	Director
Dominique Fournier

/S/ JOHN J. GALLAGHER, III	Director
John J. Gallagher, III

/S/ DAN F. SMITH	Director and Chairman
Dan F. Smith

/S/ KAREN A. TWITCHELL	Director
Karen A. Twitchell

/S/ BILLIE I. WILLIAMSON	Director
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation to assess the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited Kraton Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Kraton Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Kraton Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Goodwill impairment analysis
As discussed in Notes 1 and 13 to the consolidated financial statements, the Company performs goodwill impairment testing at the reporting unit level on an annual basis and whenever events or circumstances indicate that the carrying value of a reporting unit likely exceeds its fair value. In the current year, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company’s goodwill balance as of December 31, 2021 was $372.9 million, all of which related to the Chemical reporting unit resulting from the Arizona Chemical acquisition in 2016.
We identified the evaluation of the goodwill impairment assessment as a critical audit matter. A higher degree of subjective auditor judgment was required the evaluate the assumptions utilized by management in the identification of potential triggering events, including industry and market conditions, and overall financial performance of the reporting unit. Changes in these factor could have a significant impact on the Company’s qualitative assessment and the determination of whether further quantitative analysis of goodwill impairment was required.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s goodwill impairment assessment, including the process to identify and evaluate triggering events that indicate that the carrying value of a reporting unit, including goodwill, might exceed the fair value of the reporting unit. We evaluated the appropriateness of the industry and market conditions by assessing the relevance and reliability of underlying data used by the Company. We compared actual financial performance with forecasts used in previous impairment assessments to evaluate the overall financial performance of the reporting unit.

(signed) KPMG LLP

We have served as the Company’s auditor since 2002.
Houston, Texas
February 24, 2022

KRATON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$130,519	$85,901
Receivables, net of allowances of $684 and $598	230,939	180,258
Inventories of products	443,025	318,885
Inventories of materials and supplies	34,315	34,164
Prepaid expense	8,631	11,844
Other current assets	28,935	15,338
Total current assets	876,364	646,390
Property, plant, and equipment, less accumulated depreciation of $791,835 and $732,279	934,843	942,703
Goodwill	372,917	375,061
Intangible assets, less accumulated amortization of $366,001 and $330,070	260,965	294,734
Investment in unconsolidated joint venture	12,023	12,723
Deferred income taxes	79,627	83,534
Long-term operating lease assets, net	97,051	84,042
Other long-term assets	20,818	21,770
Total assets	$2,654,608	$2,460,957
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$68,694	$72,347
Accounts payable-trade	251,992	176,229
Other payables and accruals	195,927	167,364
Due to related party	17,170	17,147
Total current liabilities	533,783	433,087
Long-term debt, net of current portion	818,572	865,516
Deferred income taxes	128,910	125,559
Long-term operating lease liabilities	78,617	67,898
Deferred income	120,646	151,329
Other long-term liabilities	126,076	168,566
Total liabilities	1,806,604	1,811,955
Commitments and contingencies (note 11)
Equity:
Kraton stockholders’ equity:
Preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000 shares authorized; 32,230 shares issued and outstanding at December 31, 2021; 31,873 shares issued and outstanding at December 31, 2020	322	319
Additional paid in capital	415,310	401,445
Retained earnings	409,617	240,464
Accumulated other comprehensive loss	(27,921)	(37,865)
Total Kraton stockholders’ equity	797,328	604,363
Noncontrolling interest	50,676	44,639
Total equity	848,004	649,002
Total liabilities and equity	$2,654,608	$2,460,957

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$1,970,129	$1,563,150	$1,804,436
Cost of goods sold	1,381,373	1,165,279	1,390,007
Gross profit	588,756	397,871	414,429
Operating expenses:
Research and development	40,406	40,743	41,073
Selling, general, and administrative	164,167	161,944	149,800
Depreciation and amortization	126,475	126,022	136,171
Impairment of goodwill	—	400,000	—
Gain on insurance proceeds	—	—	(32,850)
Loss on disposal of fixed assets	879	750	773
Operating income (loss)	256,829	(331,588)	119,462
Other income (expense)	(209)	995	3,339
Gain (loss) on disposition and exit of business activities	(149)	175,189	—
Loss on extinguishment of debt	—	(40,843)	(3,521)
Earnings of unconsolidated joint venture	461	457	506
Interest expense, net	(41,840)	(57,930)	(75,782)
Income (loss) before income taxes	215,092	(253,720)	44,004
Income tax benefit (expense)	(39,502)	32,034	11,813
Consolidated net income (loss)	175,590	(221,686)	55,817
Net income attributable to noncontrolling interest	(5,364)	(3,916)	(4,512)
Net income (loss) attributable to Kraton	$170,226	$(225,602)	$51,305
Earnings (loss) per common share:
Basic	$5.30	$(7.08)	$1.61
Diluted	$5.21	$(7.08)	$1.60
Weighted average common shares outstanding:
Basic	32,098	31,746	31,581
Diluted	32,642	31,746	31,881

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Kraton	$170,226	$(225,602)	$51,305
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $0	(28,875)	36,431	(5,296)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	66,533	—
Unrealized gain (loss) on cash flow hedges, net of tax expense of $458 and benefit of $1,165, respectively	—	1,387	(6,311)
Reclassification of loss on cash flow hedge, net of tax benefit of $293	—	1,002	—
Unrealized gain (loss) on net investment hedge, net of tax expense of $5,785, benefit of $6,865 and expense of $1,379, respectively	19,792	(25,881)	7,471
Reclassification of gain on net investment hedge, net of tax expense of $0	—	(899)	—
(Increase) decrease in benefit plans liability, net of tax expense of $2,731 and benefit of $3,702 and $2,117, respectively	19,027	(10,643)	(9,960)
Other comprehensive income (loss), net of tax	9,944	67,930	(14,096)
Comprehensive income (loss) attributable to Kraton	180,170	(157,672)	37,209
Comprehensive income attributable to noncontrolling interest	6,139	6,654	5,524
Consolidated comprehensive income (loss)	$186,309	$(151,018)	$42,733

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Kraton Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2019	$319	$385,921	$420,597	$(91,699)	$715,138	$32,461	$747,599
Net income	—	—	51,305	—	51,305	4,512	55,817
Other comprehensive income (loss)	—	—	—	(14,096)	(14,096)	1,012	(13,084)
Retired treasury stock from employee tax withholdings	—	(1,431)	(1,390)	—	(2,821)	—	(2,821)
Canceled stock from share repurchases	(3)	(4,197)	(5,800)	—	(10,000)	—	(10,000)
Exercise of stock options	1	2,423	—	—	2,424	—	2,424
Non-cash compensation related to equity awards	1	9,492	—	—	9,493	—	9,493
Balance at December 31, 2019	$318	$392,208	$464,712	$(105,795)	$751,443	$37,985	$789,428
Net income	—	—	(225,602)	—	(225,602)	3,916	(221,686)
Other comprehensive income (loss)	—	—	—	67,930	67,930	2,738	70,668
Retired treasury stock from employee tax withholdings	—	(2,201)	1,354	—	(847)	—	(847)
Exercise of stock options	—	78	—	—	78	—	78
Non-cash compensation related to equity awards	1	11,360	—	—	11,361	—	11,361
Balance at December 31, 2020	$319	$401,445	$240,464	$(37,865)	$604,363	$44,639	$649,002
Net income (loss)	—	—	170,226	—	170,226	5,364	175,590
Other comprehensive income	—	—	—	9,944	9,944	775	10,719
Distribution to noncontrolling interest	—	—	—	—	—	(102)	(102)
Retired treasury stock from employee tax withholdings	(1)	(3,872)	(1,073)	—	(4,946)	—	(4,946)
Exercise of stock options	1	6,398	—	—	6,399	—	6,399
Non-cash compensation related to equity awards	3	11,339	—	—	11,342	—	11,342
Balance at December 31, 2021	$322	$415,310	$409,617	$(27,921)	$797,328	$50,676	$848,004

See Notes to Consolidated Financial Statements

KRATON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$175,590	$(221,686)	$55,817
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,475	126,022	136,171
Lease amortization	24,208	24,488	23,093
Amortization of debt premium and original issue discount	—	148	1,064
Amortization of debt issuance costs	2,535	3,045	4,654
Amortization of deferred income	(27,474)	(20,054)	—
Loss on disposal of property, plant, and equipment	879	750	773
Disposition and exit of business activities	149	(175,189)	—
Loss on extinguishment of debt	—	40,843	3,521
Impairment of goodwill	—	400,000	—
(Earnings) loss from unconsolidated joint venture, net of dividends received	6	50	(62)
Deferred income tax benefit	(3,553)	(56,114)	(159)
Release of uncertain tax positions	—	(2,445)	(18,309)
Gain on insurance proceeds for capital expenditures	—	—	(3,948)
Share-based compensation	11,342	11,361	9,493
Decrease (increase) in:
Accounts receivable	(57,762)	(563)	5,848
Inventories of products, materials, and supplies	(133,463)	18,234	46,533
Other assets	(10,931)	483	10,986
Increase (decrease) in:
Accounts payable-trade	76,782	352	(3,472)
Other payables and accruals	1,187	5,595	(20,018)
Other long-term liabilities	(16,196)	(2,900)	(13,401)
Due to related party	1,451	(1,089)	(3,644)
Net cash provided by operating activities	171,225	151,331	234,940
CASH FLOWS FROM INVESTING ACTIVITIES
Kraton purchase of property, plant, and equipment	(90,454)	(73,893)	(103,688)
KFPC purchase of property, plant, and equipment	(365)	(4,132)	(965)
Purchase of software and other intangibles	(10,395)	(7,943)	(8,019)
Insurance proceeds for capital expenditures	—	—	3,948
Cash proceeds (payments) from disposition and exit of business activities	(5,802)	510,500	—
Net cash provided by (used in) investing activities	(107,016)	424,532	(108,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	107,500	477,000	57,941
Repayments of debt	(107,500)	(967,967)	(198,053)
KFPC proceeds from debt	62,407	71,949	34,240
KFPC repayments of debt	(85,633)	(90,577)	(59,700)
Finance lease payments	(1,029)	(179)	(169)
Purchase of treasury stock	(4,946)	(847)	(12,821)
Proceeds from the exercise of stock options	6,399	78	2,424
Settlement of interest rate swap	—	(1,295)	—
Distribution to non-controlling interest	(102)	—	—
Debt issuance costs	—	(9,095)	—
Net cash used in financing activities	(22,904)	(520,933)	(176,138)
Effect of exchange rate differences on cash	3,313	(4,062)	(936)
Net increase (decrease) in cash and cash equivalents	44,618	50,868	(50,858)
Cash and cash equivalents, beginning of period	85,901	35,033	85,891
Cash and cash equivalents, end of period	$130,519	$85,901	$35,033
Supplemental disclosures during the period:
Cash paid for income taxes, net of refunds received	$26,326	$6,917	$7,804
Cash paid for interest, net of capitalized interest	$36,948	$66,757	$56,407
Capitalized interest	$3,429	$3,099	$3,625
Supplemental non-cash disclosures increase (decrease) during the period:
Property, plant, and equipment accruals	$3,551	$(9,785)	$2,277
Operating leases	$34,141	$19,928	$105,308

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
Property, Plant, and Equipment. Property, plant, and equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements which extend the useful lives of equipment are capitalized. Repair and maintenance costs are expensed as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in earnings. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. See Note 13 Industry Segment and Foreign Operations to the consolidated financial statements. Depreciation is recognized using the straight-line method over the following estimated useful lives:

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
Goodwill is tested for impairment at the reporting unit level annually or more frequently as deemed necessary. Our annual measurement date for testing impairment is October 1st. First, we have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not that an impairment indicator exists utilizing the qualitative method, we then test for impairment via estimating the fair value of our reporting units utilizing a combination of market and income approaches. This provides a fair value to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill. The estimated fair value of our reporting units are subject to a number of estimates which include, but are not limited to discount rates, revenue growth rates, cash flow assumptions, and market information. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
As of October 1, 2021, we assessed qualitative factors and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying values as of the testing date. Our qualitative analysis considered: (i) macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets; (ii) industry and market considerations such as deterioration in the environment in which we operate, an increased competitive environment, a change in the market for our products or services, or a regulatory or political development; (iii) cost factors such as increases in labor or other costs that have a negative effect on earnings and cash flows; (iv) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; (v) other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, bankruptcy, or litigation; (vi) events affecting a reporting unit such as a change in the composition or carrying amount of our net assets; and (vii) a sustained decrease in our share price. Subsequent to the annual impairment test conducted during the fourth quarter of 2021, we continued to monitor these factors listed above. As a result of our assessment, no goodwill impairment charge was recorded during the year ended December 31, 2021.
During the third quarter of 2020, we performed an interim impairment test of goodwill as of September 30, 2020. As a result, we recorded a non-cash impairment charge of $400.0 million within the Chemical segment. The Company updated this assessment as of October 1, 2020 (our annual impairment date) utilizing a qualitative approach as outlined in ASC 350-20-35-38, and noted no impairment indicators during the fourth quarter of 2020. Therefore, the company’s annual assessment concluded that the fair value of the reporting unit exceeded the book value of the reporting unit, including goodwill, and thus there was no impairment recognized in the fourth quarter of 2020. For further discussion on the Company’s goodwill impairment see Note 13 Industry Segment and Foreign Operations.
Asset Retirement Obligations (“ARO”). We have determined that we have contractual or regulatory requirements to decommission and perform other remediation for many of our manufacturing and research facilities upon retirement. We account for ARO’s pursuant to the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires us to record the fair value of an ARO as a liability in the period in which we have a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The ARO is also capitalized as part of the carrying cost of the asset and is depreciated over the life of the asset. The recognition of an ARO requires us to make numerous estimates, assumptions, and judgments regarding such factors as the existence of a legal obligation for an ARO; estimated probabilities; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; discount rate and inflation rates. Subsequent to the initial measurement of the ARO, the obligation is adjusted at the end of each period to reflect accretion of the liability to its non-discounted amount and changes in either the timing or the amount of the original estimated future cash flows underlying the obligation. Revisions also result in increases or decreases in the carrying cost of these assets. Increases in the ARO liability due to accretion is charged to depreciation and amortization expense. The related capitalized cost, including revisions thereto, is charged to depreciation and amortization expense. See Note 11 Commitments and Contingencies to the consolidated financial statements.
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
Pension and Other Postretirement Plans. We sponsor noncontributory defined benefit pension plans (“Pension Plans”) and a post-retirement benefit plan (“Retiree Medical Plan”). We annually evaluate significant assumptions related to the benefits and obligations of these plans. Our estimation of the projected benefit obligations and related benefit expense requires that certain assumptions be made regarding such variables as expected return on plan assets, discount rates, rates of future compensation increases, estimated future employee turnover rates and retirement dates, distribution election rates, mortality rates, retiree utilization rates for health care services, and health care cost trend rates. The determination of the appropriate assumptions requires considerable judgment concerning future events and has a significant impact on the amount of the obligations and expense recorded. We rely in part on actuarial studies when determining the appropriateness of certain of the assumptions used in determining the benefit obligations and the annual expenses for these plans. See Note 12 Employee Benefits to the consolidated financial statements.

Investment in Unconsolidated Joint Venture. Our 50.0% equity investment in a manufacturing joint venture at our Kashima site is accounted for under the equity method with our share of the operating results of the joint venture classified within earnings of unconsolidated joint venture.
We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our equity method investment using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed analysis and analysis from outside advisors. If the estimated fair value is less than the carrying value and we consider the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. See Note 14 Related Party Transactions to the consolidated financial statements.
Debt Issuance Costs. We capitalize financing fees and other costs related to issuing long-term debt. We amortize these costs using the effective interest method, except for costs related to revolving debt, which are amortized using the straight-line method. The amortization of debt issuance costs is recorded in interest expense. See Note 8 Long-Term Debt to the consolidated financial statements.
Contingencies. We are routinely involved in litigation, claims, and disputes incidental to our business. Professional judgment is required to classify the likelihood of these contingencies occurring. All relevant information that can be acquired concerning the uncertain set of circumstances needs to be obtained and used to determine the probability classification. A contingency is categorized as probable, reasonably possible, or remote. A contingency is classified as probable if the future event or events are likely to occur. For the probable contingencies, a loss is accrued and disclosed as of the date of the financial statements if it is both probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. A reasonably possible contingency occurs if the chance of the future event or events happening is more than remote but less than likely (reasonably possible but not probable). We disclose the loss contingencies in the footnotes to the financial statements but do not recognize any liability. A remote contingency is one where the chance of the future event or events occurring is slight. We neither accrue for nor disclose the liability in the notes to the financial statements. For loss contingencies, our accounting policy is to expense legal costs as incurred. See Note 11 Commitments and Contingencies to the consolidated financial statements.
Environmental Costs. Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic useful life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments, or remedial efforts are probable, and the cost can be reasonably estimated. See Note 11 Commitments and Contingencies to the consolidated financial statements.
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
Revenue Recognition. Revenue is recognized in accordance with the provisions of ASC 606, Revenue from Contracts with Customers, when obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title to the product transfers to the customer. Our products are generally sold free on board shipping point or, with respect to countries other than the U.S., an equivalent basis. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates and price supports), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation with the associated sale has been met. We do not expect to have significant changes in our estimates for variable considerations. See Note 3 Revenue Recognition to the consolidated financial statements.
Research and Development Expenses. Research and development costs are expensed as incurred.
Share-Based Compensation. Share-based compensation cost is measured at the grant date based on the fair value of the award. We recognize these costs using the straight-line method over the requisite service period, generally three years. We recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur.
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
Leases. Our leases, with a term greater than one year, are classified as either operating or finance and carried at fair value on the balance sheet as lease assets acquired and liabilities assumed.
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
We classify leases as finance under any of the following circumstances:
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
Our lease policy follows ASC 842, Leases, practical expedients election whereby: 1) we do not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs; 2) we elected the short-term lease recognition exemption for all leases that qualify, and 3) we do not separate lease and non-lease components for all of our leases. See Note 11 Commitments and Contingencies to the consolidated financial statements.
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
We have established valuation allowances against a variety of deferred tax assets, including net operating loss carryforwards, foreign tax credits and other income tax credits. Our ability to realize these deferred tax assets is dependent on achieving our forecast of future taxable operating income over an extended period of time. We review our forecast in relation to actual results and expected trends on a quarterly basis. If we fail to achieve our operating income targets, we may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our net deferred tax assets. A change in our valuation allowance would impact our income tax benefit (expense) and our stockholders’ equity and could have a significant impact on our results of operations or financial condition in future periods. See Note 10 Income Taxes to the consolidated financial statements.
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
3. Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally, this occurs at a point in time when the transfer of risk and title of the product transfers to the customer. Our standard terms of delivery are included in our contracts of sale, order confirmation documents, and invoices. As such, all revenue is considered revenue recognized from contracts with customers and we do not have other sources of revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of sales tax, value-added taxes, and other taxes. Shipping and other transportation costs charged to customers are recorded in both revenue and cost of goods sold. We do not have any material significant payment terms as payment is received at or shortly after the point of sale. Certain customers may receive cash-based incentives (including rebates, price supports, and sales commission), which are accounted for as variable consideration. We estimate rebates and price supports based on the expected amount to be provided to customers and reduce revenues recognized once the performance obligation has been met. Sales commissions are recorded as an increase in cost of goods sold once the performance obligation with the associated sale has been met. We do not expect to have significant changes in our estimates for variable considerations.
We have deferred revenue of $147.4 million, of which $26.7 million is in other payables and accruals, related to contractual commitments with customers for which the performance obligation will be satisfied over time, which will range from one to nine years. During the year ended December 31, 2020, we deferred $180.6 million within deferred income and other payables and accruals related to the Isoprene Rubber Supply Agreement (“IRSA”) with DL Chemical associated with the sale of our Cariflex business. The revenue associated with these performance obligations is recognized as the obligation is satisfied, which occurs as a volume based metric over time with the transfer of risk and title of finished products to the customer. See Note 4 Disposition and Exit of Business Activities for further discussion of the IRSA.
Occasionally, we enter into bill-and-hold contracts, where we invoice the customer for products even though we retain possession of the products until a point in time in the future when the products will be shipped to the customer. In these contracts, the primary performance obligation is satisfied at a point in time when the product is segregated from our general inventory, it is ready for shipment to customer, and we do not have the ability to use the product or direct it to another customer. Additionally, we have a secondary performance obligation related to custodial costs, including storage and freight, which is satisfied over time once the product has been delivered to the customer. During the years ended December 31, 2021, 2020, and 2019, we recognized $1.5 million, $4.1 million, and $5.6 million, respectively, of revenue related to these arrangements.

We disaggregate our revenue by segment product lines, which is how we market our products and review results of operations. The following tables disaggregate our segment revenue by major product lines:

	Years Ended December 31,
	2021	2020	2019
Revenue	(In thousands)
Performance Products	$627,618	$459,906	$531,437
Specialty Polymers	409,736	316,206	334,726
Cariflex	—	36,930	186,266
Isoprene Rubber	59,899	42,986	—
Other	1,532	1,530	539
Polymer Product Line Revenue	$1,098,785	$857,558	$1,052,968
____________________________________________________
(1)     Cariflex is included in the results of operations through March 6, 2020. See Note 4 Disposition and Exit of Business Activities for further information on the divestiture of our Cariflex business.

	Years Ended December 31,
	2021	2020	2019
Revenue	(In thousands)
Adhesives	$306,662	$257,855	$262,941
Performance Chemicals	503,135	406,152	438,146
Tires	61,547	41,585	50,381
Chemical Product Line Revenue	$871,344	$705,592	$751,468

	December 31, 2021	December 31, 2020
	(In thousands)
Contract receivables(1)	$229,267	$179,805
Contract liabilities(2)	$147,383	$175,511
____________________________________________________
(1)     Contract receivables are recorded within receivables, net of allowances on our Consolidated Balance Sheets.
(2)    Our contract liability consists of $136.4 million of non-cash deferred income related to the IRSA and $9.3 million of non-cash deferred income related to a supply agreement with a significant lubricant additive customer. The impact from currency exchange rates is $1.7 million.
4. Disposition and Exit of Business Activities
On March 6, 2020, we completed the sale of our Cariflex business to Daelim Industrial Co., Ltd. (subsequently renamed “DL Holdings Co., Ltd.”) for gross proceeds of $530.0 million and net proceeds of $510.5 million. During the year ended December 31, 2021, we completed final customary post-closing working capital adjustments, reducing cash proceeds received to date by an additional $5.8 million. In addition, during the fourth quarter of 2021, we recognized a loss on disposition and exit of business activities of $0.1 million related to these final customary post-closing working capital adjustments. We expect to make a final payment of $2.9 million in the first quarter of 2022 related to final contractual capital expenditure costs.
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
We used the $504.7 million net proceeds from the sale of our Cariflex business principally for repayment of the full outstanding balance of $290.0 million under the U.S. dollar denominated tranche (the “USD Tranche”) of the Company’s senior secured term loan facility (the “Term Loan Facility”) and repayment in the amount of €160.0 million (or approximately $184.8 million) of borrowings under the Euro dollar denominated tranche (the “Euro Tranche”) of the Term Loan Facility. We used the remaining proceeds in accordance with the terms of the Term Loan Facility to make additional repayments of debt and invest in strategic assets in the Company.

5. Share-Based Compensation
We account for share-based awards under the provisions of ASC 718, Compensation—Stock Compensation, which established the accounting for share-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at the grant date based on the fair value of the award and we expense these costs using the straight-line method over the requisite service period, generally three years. We recognize actual forfeitures by reducing the employee share-based compensation expense in the same period as the forfeitures occur. Share-based compensation expense was approximately $11.3 million, $11.4 million, and $9.5 million, tax effected by $2.6 million, $2.5 million, and $2.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Our unrecognized compensation expense related to our share-based awards was as follows as of December 31, 2021:

	Unrecognized Compensation Expense	Weighted Average Remaining Recognition Period
	(In thousands)
Restricted stock awards	$—	0
Restricted stock units	$6,911	1.49
Performance stock units	$4,332	1.09
2016 Equity and Cash Incentive Plan. On May 18, 2016, our stockholders approved the Kraton Corporation 2016 Equity and Cash Incentive Plan, as amended or as restated, (the “2016 Plan”). Under the 2016 Plan, there are a total of 2,975,296 shares of our common stock reserved for issuance. As of December 31, 2021 and 2020 there were 2,007,236 and 1,804,184 shares of our common stock available for issuance under the 2016 Plan, respectively.
2019 Equity Inducement Plan. On April 17, 2019, our board of directors approved the Kraton Corporation 2019 Equity Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, there are a total of 150,000 shares of our common stock reserved for issuance. As of December 31, 2021, there were 97,039 shares of our common stock available for issuance under the Inducement Plan.
Non-qualified Stock Option Activity
Non-qualified option activities for the year ended December 31, 2021 are as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Outstanding at December 31, 2020	348	$30.49
Granted	—	—
Exercised	(192)	33.26
Forfeited	—	—
Expired	(15)	36.49
Outstanding and exercisable at December 31, 2021	141	$26.09	$2,870	1.66
________________________________________________
(1)The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option as of December 31, 2021.
These options have a ten year term. During the year ended December 31, 2021, net proceeds of $6.4 million were received from the exercise of stock options.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Options exercised	192	3	116
Total intrinsic value of options exercised	$2,518	$—	$623
Restricted Stock Awards and Restricted Stock Units
We may grant to certain employees time-vested restricted stock awards and time-vested restricted stock units. Holders of restricted stock units do not have any beneficial ownership in the common stock underlying the restricted stock units and the grant represents an unsecured promise to deliver common stock on a future date. Actual shares of common stock underlying the restricted stock units will not be issued until the earlier of the passage of the vesting period, a change in control that also results in the termination of the grantee’s employment, or the death/disability of the participant. We issued 20,096, 78,336, and 23,447 restricted stock awards to members of the board of directors during the years ended December 31, 2021, 2020, and 2019, respectively, which vested on the grant date. We granted 184,843, 360,153, and 192,214 restricted stock units to our employees during the years ended December 31, 2021, 2020, and 2019, respectively, which are subject to a three-year cliff vesting.
The following table represents the non-vested restricted stock awards and restricted stock units granted, vested, and forfeited during 2021.

	Restricted Stock Awards		Restricted Stock Units
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2020	73	$45.13	445	$17.34
Granted	20	39.82	185	39.77
Vested	(93)	43.98	(180)	21.68
Forfeited	—	—	(4)	36.05
Non-vested shares at December 31, 2021	—	$—	446	$24.28
The aggregate intrinsic value was $21.9 million and the weighted average remaining contractual term was 0.83 for restricted stock units. The intrinsic value of a restricted stock unit is the amount by which the market value of the underlying restricted stock unit exceeds the grant date value of the restricted stock unit as of December 31, 2021.
The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019 pursuant to restricted stock awards and restricted stock units was $10.9 million, $3.6 million, and $6.7 million, respectively.
Performance Share Units
We may grant to certain employees performance share units, which vest after the achievement of performance criteria and time vesting established at grant or a change in control that also results in the termination of the grantee’s employment, whichever is earlier. Holders of performance share units do not have any beneficial ownership in the shares of our common stock underlying the performance share units, and the grant represents an unsecured promise to deliver shares of our common stock on a future date. The performance share units vest at the end of a three-year period assuming continued employment and assuming the Company’s achievement of the performance measures established by our compensation committee when the performance share units were initially granted. When performance share units vest, a number of shares of our common stock from 0% to 200% of the initial grant amount will be issued, depending on the level of achievement of such performance measures. We granted 132,150, 358,316, and 137,508 performance share units to our employees during the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2020, we modified certain performance measures for the 2018 and 2019 performance share units as a result of the Cariflex divestiture. The impacts of these modifications resulted in a $2.9 million increased compensation cost for the year ended December 31, 2020.
The following table represents the non-vested performance share units granted, vested, and forfeited during 2021.

	Shares	Weighted- average Grant-date Fair Value	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Term
	(In thousands)		(In thousands)
Non-vested shares at December 31, 2020	548	$23.25
Granted(2)	132	45.34
Vested	(87)	28.94
Forfeited	(43)	61.30
Non-vested shares at December 31, 2021	550	$24.66	$25,494	1.09
________________________________________________
(1)The intrinsic value of a performance share unit is the amount by which the market value of the underlying performance share unit exceeds the grant date value of the performance share unit as of December 31, 2021.
(2)Shares granted during fiscal 2021 include 43,358 additional shares awarded for the final 200% achievement of the 2018 Performance Share Program, which was certified in the first quarter of fiscal 2021. The remaining 88,792 granted shares were for the 2021 Performance Share Program.

The total fair value of shares vested during the year ended December 31, 2021 and 2019 pursuant to performance share units was $3.7 million and $2.4 million, respectively.
Weighted-Average Assumptions for Performance Share Unit Grant Date Fair Value
For the performance share units granted in 2021, a component of the performance targets was based on relative total shareholder return over the three-year performance cycle compared to an industry peer group. The weighted average fair value using a Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share units granted were as follows:

	2021	2020	2019
Risk-free interest rate	0.25%	0.84%	2.51%
Expected dividend yield	—%	—%	—%
Expected volatility	82.6%	50.9%	32.2%
Fair value per performance share award	$66.87	$6.46	$60.68

6. Detail of Certain Balance Sheet Accounts

	December 31,
	2021	2020
	(In thousands)
Inventories of products:
Finished products	$324,482	$240,021
Work in progress	3,698	3,074
Raw materials	121,227	84,039
Inventories of products, gross	449,407	327,134
Inventory reserves	(6,382)	(8,249)
Inventories of products, net	$443,025	$318,885
Property, plant, and equipment:
Land	$47,348	$46,936
Buildings	202,813	199,720
Plant and equipment (1)	1,379,997	1,358,990
Construction in progress	93,689	69,336
Finance leases	2,831	—
Property, plant, and equipment	1,726,678	1,674,982
Less accumulated depreciation	791,835	732,279
Property, plant, and equipment, net of accumulated depreciation	$934,843	$942,703
Intangible assets:
Contractual agreements	$262,430	$265,375
Technology	145,862	147,011
Customer relationships	60,340	60,623
Tradenames/trademarks	84,512	83,519
Software	73,822	68,276
Intangible assets	626,966	624,804
Less accumulated amortization:
Contractual agreements	131,417	110,811
Technology	80,586	74,693
Customer relationships	41,544	40,205
Tradenames/trademarks	59,274	53,951
Software	53,180	50,410
Accumulated amortization	366,001	330,070
Intangible assets, net of accumulated amortization	$260,965	$294,734
________________________________________________
(1)    Plant and equipment, net of depreciation, includes $2.0 million and $2.7 million of assets related to finance leases as of December 31, 2021 and December 31, 2020, respectively.

	December 31,
	2021	2020
	(In thousands)
Other payables and accruals:
Employee related	$59,478	$52,145
Short-term operating lease liabilities	20,123	18,299
Interest payable	4,379	3,873
Capital project accruals	3,825	1,149
Customer related	12,935	10,484
Short-term deferred income	26,737	24,182
Income tax payable	40,657	26,367
Utilities payable	4,081	2,886
Property and other taxes	1,648	1,303
Other	22,064	26,676
Total other payables and accruals	$195,927	$167,364
Other long-term liabilities:
Pension and other postretirement benefits	$92,151	$133,634
Long-term tax liability	18,246	19,530
Other	15,679	15,402
Total other long-term liabilities	$126,076	$168,566
Depreciation expense for property, plant, and equipment was approximately $85.0 million, $82.7 million, and $89.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Amortization expense for intangible assets was approximately $41.1 million, $43.0 million, and $46.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated amortization expense for each of the next five years is as follows:

December 31:	Amortization Expense
(In thousands)
2022	$39,367
2023	$37,399
2024	$36,621
2025	$36,338
2026	$31,258

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Cumulative Foreign Currency Translation	Cash Flow Hedges, Net of Tax		Net Investment Hedges, Net of Tax	Benefit Plans Liability, Net of Tax		Total
	(In thousands)
Balance at December 31, 2019	$(29,389)	$(2,389)		$13,624	$(87,641)		$(105,795)
Other comprehensive income (loss) before reclassifications	36,431	1,387		(25,881)	(11,370)		567
Amounts reclassified to (income) expense from accumulated other comprehensive income (loss)	66,533	1,002	(2)	(899)	727	(1)	67,363
Net other comprehensive income (loss) for the year	102,964	2,389		(26,780)	(10,643)		67,930
Balance at December 31, 2020	73,575	—		(13,156)	(98,284)		(37,865)
Other comprehensive income (loss) before reclassifications	(28,875)	—		19,792	22,069		12,986
Amounts reclassified to (income) expense from accumulated other comprehensive income (loss)	—	—		—	(3,042)	(1)	(3,042)
Net other comprehensive income (loss) for the year	(28,875)	—		19,792	19,027		9,944
Balance at December 31, 2021	$44,700	$—		$6,636	$(79,257)		$(27,921)
________________________________________________
(1)    The reclassifications from accumulated other comprehensive income (loss) is for the change in benefit plans liability related to amortization of net actuarial losses and prior service costs. These costs are allocated between cost of goods sold, selling, general, and administrative and research and development expenses in the Consolidated Statement of Operations. See Note 12 Employee Benefits for further information related to net periodic benefit cost for pension and other post-retirement benefit plans.
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
We withheld 22,658, 33,927, and 82,721 shares of restricted stock upon vesting to satisfy employee payroll tax withholding requirements for the years ended December 31, 2021, 2020, and 2019, respectively. We immediately retired all shares withheld and the transactions were reflected in additional paid in capital and retained earnings in the Consolidated Statements of Changes in Equity and as a purchase of treasury stock in the Consolidated Statements of Cash Flows.
The computation of diluted EPS excludes weighted average restricted share units of 460,014 for the year ended December 31, 2020, as they are anti-dilutive due to a net loss attributable to Kraton.
The computation of diluted EPS excludes the effect of performance share units for which the performance contingencies had not been met as of the reporting date, amounting to 549,997, 547,912, and 378,084 units at December 31, 2021, 2020, and 2019, respectively.
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options that are anti-dilutive, amounting to 309,476 options for the years ended December 31, 2019. We did not exclude any options for the year ended December 31, 2021 and 2020.

The calculations of basic and diluted EPS are as follows:

	Year Ended December 31, 2021
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$170,226	32,108
Amounts allocated to unvested restricted shares	(56)	(10)
Amounts available to common stockholders	170,170	32,098	$5.30
Diluted:
Amounts allocated to unvested restricted shares	56	10
Non participating share units		474
Stock options added under the treasury stock method		70
Amounts reallocated to unvested restricted shares	(55)	(10)
Amounts available to stockholders and assumed conversions	$170,171	32,642	$5.21

	Year Ended December 31, 2020
	Net Loss Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$(225,602)	31,845
Amounts allocated to unvested restricted shares	701	(99)
Amounts available to common stockholders	(224,901)	31,746	$(7.08)
Diluted:
Amounts allocated to unvested restricted shares	(701)	99
Non participating share units		—
Stock options added under the treasury stock method		—
Amounts reallocated to unvested restricted shares	701	(99)
Amounts available to stockholders and assumed conversions	$(224,901)	31,746	$(7.08)

	Year Ended December 31, 2019
	Net Income Attributable to Kraton	Weighted Average Shares Outstanding	Earnings Per Share
	(In thousands, except per share data)
Basic:
As reported	$51,305	31,828
Amounts allocated to unvested restricted shares	(399)	(247)
Amounts available to common stockholders	50,906	31,581	$1.61
Diluted:
Amounts allocated to unvested restricted shares	399	247
Non participating share units		259
Stock options added under the treasury stock method		41
Amounts reallocated to unvested restricted shares	(395)	(247)
Amounts available to stockholders and assumed conversions	$50,910	31,881	$1.60

Share Repurchase Program. In February 2019, we announced a repurchase program for up to $50.0 million of the Company’s common stock. Repurchases were made at management's discretion from time to time through privately-negotiated transactions, in the open market, or through broker-negotiated purchases in compliance with applicable securities law, including through a 10b5-1 Plan. During the year ended December 31, 2021, we did not repurchase any shares of our common stock under this program. From inception of the program through December 31, 2020, we repurchased 311,152 shares of our common stock at an average price of $32.14 per share and a total cost of $10.0 million. The program ended on February 7, 2021.
8. Long-Term Debt
Long-term debt consists of the following:

	December 31, 2021			December 31, 2020
	Principal	Debt Issuance Cost	Total	Principal	Debt Issuance Cost	Total
	(In thousands)
Euro Tranche	$96,662	$(713)	$95,949	$104,159	$(996)	$103,163
4.25% Senior Notes	400,000	(5,835)	394,165	400,000	(6,995)	393,005
5.25% Senior Notes	329,789	(3,526)	326,263	355,366	(4,221)	351,145
ABL Facility	—	—	—	—	—	—
KFPC Loan Agreement	17,853	—	17,853	52,730	(18)	52,712
KFPC Revolving Facilities	49,873	—	49,873	37,003	—	37,003
Finance lease obligations	3,163	—	3,163	835	—	835
Total debt	897,340	(10,074)	887,266	950,093	(12,230)	937,863
Less current portion of total debt	68,694	—	68,694	72,347	—	72,347
Long-term debt	$828,646	$(10,074)	$818,572	$877,746	$(12,230)	$865,516
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
5.25% Senior Notes due 2026. Kraton Polymers LLC and its wholly-owned financing subsidiary Kraton Polymers Capital Corporation issued €290.0 million, or approximately $329.8 million, aggregate principal amount of 5.25% Senior Notes due 2026 (the “5.25% Senior Notes”) in May 2018, which mature on May 15, 2026. The 5.25% Senior Notes are general unsecured, senior obligations, and are unconditionally guaranteed on a senior unsecured basis by each of Kraton Corporation and certain of our wholly-owned domestic subsidiaries. We pay interest on the Senior Notes at 5.25% per annum, semi-annually in arrears on May 15 and November 15 of each year.
ABL Facility. Our asset-based revolving credit facility provides financing of up to $300.0 million (the “ABL Facility”). The ABL Facility also provides that we have the right at any time to request up to $100.0 million of additional commitments, provided that we satisfy certain additional conditions. We had no outstanding borrowings under the ABL Facility as of December 31, 2021. The termination date of the ABL Facility is December 3, 2025 (subject to earlier termination if certain outstanding indebtedness under the Term Loan Facility or our senior unsecured notes is not previously refinanced).
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
KFPC Loan Agreement. As of December 31, 2021, 494.0 million new Taiwanese dollars (“NTD”), or approximately $17.9 million, was drawn on KFPC's syndicated loan agreement (the “KFPC Loan Agreement”). For the year ended December 31, 2021, the effective interest rate for borrowings on the KFPC Loan Agreement was 1.8%. The KFPC Loan Agreement contains certain financial covenants that change during the term of the KFPC Loan Agreement. KFPC was in compliance with those covenants as of the date of this filing. Additionally, due to a waiver received from the majority of lenders, we are no longer subject to the remaining 2021 financial covenants. In each case, these covenants are calculated and tested on an annual basis at December 31st each year. The KFPC Loan Agreement matured and was paid off on January 17, 2022.
KFPC Revolving Facilities. KFPC also has four revolving credit facilities (the “KFPC Revolving Facilities”) to provide funding for working capital requirements and/or general corporate purposes, which allow for total borrowings of up to NTD 2.5 billion (or approximately $90.4 million). All of the KFPC Revolving Facilities are subject to variable interest rates. As of December 31, 2021, NTD 1.4 billion (or approximately $49.9 million) was drawn on the KFPC Revolving Facilities.
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
We had net debt issuance cost of $14.0 million as of December 31, 2021, of which $3.9 million related to our ABL Facility, which is recorded as an asset (of which $0.5 million was included in other current assets) and $10.1 million is recorded as a reduction to long-term debt. We had net debt issuance cost of $14.4 million as of December 31, 2020, of which $2.2 million related to our ABL Facility, which is recorded as an asset (of which $0.4 million was included in other current assets) and $12.2 million is recorded as a reduction to long-term debt. We amortized $2.5 million, $3.0 million, and $4.7 million during the years ended December 31, 2021, 2020, and 2019, respectively.
Debt Maturities. The principal payments on our outstanding total debt as of December 31, 2021, are as follows:

Principal Payments
December 31,	(In thousands)
2022	$68,694
2023	1,056
2024	1,112
2025	496,683
2026	329,795
Thereafter	—
Total debt	$897,340
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
Recurring Fair Value Measurements. The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively. These financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which judgment may affect the valuation of their fair value and placement within the fair value hierarchy levels. As of December 31, 2021 and 2020, the Company has no assets or liabilities utilizing significant unobservable inputs (or Level 3) to derive its estimated fair values.

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	$2,986	$2,986	$—
Derivative liability – current	Other payables and accruals	(48)	—	(48)
Total		$2,938	$2,986	$(48)

			Fair Value Measurements at Reporting Date Using
	Balance Sheet Location	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
		(In thousands)
Retirement plan asset—noncurrent	Other long-term assets	$2,454	$2,454	$—
Derivative liability – current	Other payables and accruals	(219)	—	(219)
Total		$2,235	$2,454	$(219)
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
The following table presents the carrying values and approximate fair values of our debt.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Euro Tranche (significant other observable inputs – Level 2)	$96,662	$96,541	$104,159	$103,574
4.25% Senior Notes (quoted prices in active market for identical assets – Level 1)	$400,000	$414,152	$400,000	$409,880
5.25% Senior Notes (quoted prices in active market for identical assets – Level 1)	$329,789	$339,228	$355,366	$367,886
ABL Facility	$—	$—	$—	$—
Finance lease obligations	$3,163	$3,163	$835	$835
KFPC Loan Agreement	$17,853	$17,853	$52,730	$52,730
KFPC Revolving Facilities	$49,873	$49,873	$37,003	$37,003
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
In an effort to convert a substantial portion of our future interest payments pursuant to the USD Tranche to a fixed interest rate, in February and March 2016 we entered into a series of interest rate swap agreements with an aggregate notional value of $925.4 million, effective dates of January 3, 2017 and maturity dates of December 31, 2020. Based on debt repayments, we have exited all of the interest rate swap agreements originally entered into in 2017. We reclassified out of other comprehensive income (loss) the settlement of our interest rate swaps that amounted to a $1.3 million loss on extinguishment of debt for the year ended December 31, 2020. We recorded an unrealized gain $1.8 million for the year ended December 31, 2020 in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets related to the effective portion of these interest rate swap agreements.
Foreign Currency Hedges. Periodically, we enter into foreign currency agreements to hedge or otherwise protect against fluctuations in foreign currency exchange rates. These agreements do not qualify for hedge accounting and gains/losses resulting from both the up-front premiums and/or settlement of the hedges at expiration of the agreements are recognized in the period in which they are incurred. We settled these hedges and recorded a loss of $3.3 million and a gain of $0.9 million and $4.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded in cost of goods sold in the Consolidated Statement of Operations. These contracts are structured such that these gains/losses from the mark-to-market impact of the hedging instruments materially offset the underlying foreign currency exchange gains/losses to reduce the overall impact of foreign currency exchange movements throughout the period.
Net Investment Hedge. During the year ended December 31, 2021, we designated €290.0 million of euro-denominated borrowing as a hedge against a portion of our net investment in the Company's European operations. The mark to market of this instrument was a gain of $25.6 million and a loss of $30.0 million for the year ended December 31, 2021 and 2020, respectively, which is recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
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

10. Income Taxes
Kraton Corporation, the parent company, is domiciled in the U.S. and is subject to U.S. statutory rate of 21.0% from January 1, 2019 through December 31, 2021.
The provision for income taxes is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current tax benefit (expense):
U.S.	$(37,169)	$(9,579)	$13,968
Foreign	(5,886)	(14,501)	(2,314)
Current tax benefit (expense)	(43,055)	(24,080)	11,654
Deferred tax benefit (expense):
U.S.	3,868	(3,376)	(1,621)
Foreign	(315)	59,490	1,780
Deferred tax benefit (expense)	3,553	56,114	159
Income tax benefit (expense)	$(39,502)	$32,034	$11,813
Income (loss) before income taxes is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income (loss) before income taxes:
U.S.	$170,599	$(484,131)	$1,998
Foreign	44,475	230,411	42,006
Income (loss) before income taxes	$215,074	$(253,720)	$44,004
The provision for income taxes differs from the amount computed by applying the U.S. corporate statutory income tax rate to income (loss) before income taxes for the reasons set forth below:

	Years Ended December 31,
	2021	2020	2019
Income taxes at the statutory rate	(21.0)%	(21.0)%	(21.0)%
Foreign tax rate differential	(1.0)	(0.2)	5.1
State taxes, net of federal benefit	(1.5)	(0.7)	(0.1)
Permanent differences	(0.9)	0.6	8.7
Cariflex disposition	—	(4.3)	—
Dutch transfer of assets	—	(25.9)	—
Tax credits	0.4	(0.5)	3.6
Uncertain tax positions	(0.2)	(1.2)	40.3
Valuation allowance	0.8	(0.6)	10.6
Goodwill impairment	—	33.1	—
Deferred tax rate change and transition tax	0.8	0.2	(7.7)
U.S. minimum tax on foreign entities	2.1	2.0	(17.8)
Return to provision adjustments	2.1	5.9	5.1
Effective tax rate	(18.4)%	(12.6)%	26.8%

During the year ended December 31, 2020, we recorded a deferred tax asset of $65.8 million related to the intercompany transfer of certain intellectual property rights to our Dutch subsidiary. This transfer was to align the ownership of these rights with our evolving business. The transfer did not result in a taxable gain; however, our Dutch subsidiary received a step-up in tax basis based on the fair value of the transferred intellectual property rights. The fair value was determined utilizing certain estimates within the income approach based on our expectations of future cash flows, long-term growth rates, and discount rates. We recorded a one-time benefit of $65.8 million for the recognition of the deferred tax asset in the Netherlands.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss and tax credit carryforwards. The tax effects of temporary differences are comprised of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,863	$36,093
Interest carryforwards	6,254	4,974
Tax credit carryforwards	4,732	4,938
Inventory	4,203	8,309
Benefit plans accrual	24,908	31,431
Operating leases	12,013	13,279
Deferred income	31,160	36,999
Other accruals and reserves	6,454	11,821
Deferred tax assets	125,587	147,844
Valuation allowance for deferred tax assets	(33,894)	(39,517)
Net deferred tax assets after valuation allowance	91,693	108,327
Deferred tax liabilities:
Property, plant, and equipment	104,318	117,678
Intangible assets	8,496	2,603
Operating leases	9,806	11,715
Investment in subsidiaries	18,356	18,356
Deferred tax liabilities	140,976	150,352
Net deferred tax liabilities	$49,283	$42,025

	December 31,
	2021	2020
	(In thousands)
Net deferred tax liabilities consist of:
Non-current deferred tax assets	$79,627	$83,534
Non-current deferred tax liabilities	128,910	125,559
Net deferred tax liabilities	$49,283	$42,025
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We consider all available material evidence, both positive and negative, in assessing the appropriateness of a valuation allowance for our deferred tax assets. As of December 31, 2021 and December 31, 2020, we recorded a valuation allowance of $33.9 million and $39.5 million, respectively, against our net operating loss carryforwards (“NOL”) and other deferred tax assets.

We currently believe that certain unremitted foreign earnings of our subsidiaries will be permanently reinvested for an infinite period of time. Accordingly, we have not provided deferred taxes for the differences between these subsidiaries’ book basis and underlying tax basis or on related foreign currency translation adjustment amounts.
As of December 31, 2021, we had $130.6 million of NOL carryforwards, related to foreign jurisdictions of which $118.1 million is subject to a valuation allowance. Of the NOL carryforwards, $12.5 million are set to expire at various times between 2027 through 2037, and $118.1 million are non-expiring.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. Our U.S. federal income tax returns, for 2004 remain open to examination, as a result of the utilization of NOL carryforwards from 2004. In addition, open tax years for state and foreign jurisdictions remain subject to examination. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying financial statements for any adjustments that might be incurred due to federal, state, or foreign audits.
As of December 31, 2021 and December 31, 2020, we had unrecognized tax benefits of $8.8 million and $8.8 million, respectively, if recognized, would impact our effective tax rate.
Interest and penalties relating to income taxes are included in income tax expense. As of December 31, 2021 and December 31, 2020, we had $2.2 million and $1.7 million of penalties and interest included in the total unrecognized tax benefits. Accrued interest and penalties relating to uncertain tax positions that are not actually assessed will be reversed in the year of resolution.
It is reasonable that the existing liabilities for the unrecognized tax benefits may increase or decrease over the next 12 months as a result of audit closures and statute expirations; however, the ultimate timing of the resolution and/or closure of audits is highly uncertain.
The following presents a roll forward of our unrecognized tax benefits including associated interest and penalties.

	December 31,
	2021	2020
	(In thousands)
Balance at January 1	$8,849	$11,294
Increase in current year tax positions	155	148
Increase in prior year tax positions	172	1,142
Decrease in prior year tax positions	(24)	—
Lapse of statute of limitations	(331)	(3,735)
Balance at December 31	$8,821	$8,849
11. Commitments and Contingencies
(a) Lease Commitments
All of our lease right-of-use (“ROU”) assets and lease liabilities are related to operating and finance leases, where the lease term exceeds one year. Our operating leases are generally for railcars, office space, and equipment and our finance leases are generally related to equipment used to conduct our operations. These operating and finance leases were discounted using a weighted average rate of 3.689% and 5.27%, respectively, which is based on a weighted average borrowing rate of specific debt. Non-variable lease costs include the amortization of the asset recorded on a straight-line basis. Variable lease components are non-index based payments based on performance or usage of the underlying asset. We have no material lessor or sublease income.
Operating Leases
The components of lease cost for operating leases are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Lease cost	$24,208	$24,488
Variable lease cost	713	1,090
Operating lease expense	$24,921	$25,578

The operating lease liabilities on a discounted basis arising from obtaining ROU assets as of December 31, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Railcars	$1,860	$21,261	23.4%	38	8.9
Buildings	28,677	11,068	40.3%	39	15.7
Equipment	6,396	16,181	22.9%	30	6.9
Land	6,806	40	6.9%	232	16.1
Other	1,769	4,682	6.5%	24	1.5
Total	$45,508	$53,232			49.1
The following tables show the undiscounted cash flows for the operating lease liabilities.

December 31, 2021
(In thousands)
2022	$23,410
2023	20,538
2024	15,895
2025	13,569
2026	12,094
Thereafter	25,567
Total undiscounted operating lease liabilities	111,073

Present value discount	(12,356)
Foreign currency and other	23
Total discounted operating lease liabilities	$98,740

December 31, 2020
(In thousands)
2020	$21,098
2021	15,992
2022	14,309
2023	10,668
2024	8,605
Thereafter	26,988
Total undiscounted operating lease liabilities	97,660

Present value discount	(11,474)
Foreign currency and other	11
Total discounted operating lease liabilities	$86,197
Finance Leases
The components of lease cost for finance leases are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Lease amortization	$1,021	$711
Lease interest	162	53
Finance lease expense	$1,183	$764
The finance lease liabilities on a discounted basis arising from obtaining ROU assets as of December 31, 2021 were comprised as follows:

Leased Asset Class	Polymer	Chemical	Percentage	Average Months Remaining on the Lease	Weighted Average in Months
	(In thousands)
Equipment	$645	$2,518	100.0%	61	60.9
Total	$645	$2,518			60.9
The following tables show the undiscounted cash flows for the finance lease liabilities.

December 31, 2021
(In thousands)
2022	$1,105
2023	1,147
2024	1,147
2025	18
2026	3
Thereafter	—
Total undiscounted finance lease liabilities	3,420

Present value discount	(262)
Foreign currency and other	5
Total discounted finance lease liabilities	$3,163

December 31, 2020
(In thousands)
2021	$232
2022	232
2023	232
2024	232
2025	—
Thereafter	—
Total undiscounted finance lease liabilities	928

Present value discount	(92)
Foreign currency and other	(1)
Total discounted finance lease liabilities	$835
These finance lease liabilities are included within current and long-term debt on the Consolidated Balance
Sheet. See Note 8 Long-Term Debt for additional information.
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
We had no material operating expenditures for environmental fines, penalties, government imposed remedial, or corrective actions in each of the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021 and 2020, we have recorded an environment obligation and corresponding receivable of $2.5 million and $2.2 million, respectively, relating to an indemnification agreement with International Paper, our Chemical segment's former owner.
(c) Legal Proceedings
We received an initial notice from the tax authorities in Brazil during the fourth quarter of 2012 in connection with tax credits that were generated from the purchase of certain goods which were subsequently applied by us against taxes owed. The tax authorities are currently assessing R$10.2 million, or approximately $1.8 million, including penalties and interest.. We have appealed the assertion by the tax authorities in Brazil that the goods purchased were not eligible to earn the credits. While the outcome of this proceeding cannot be predicted with certainty, we do not expect this matter to have a material adverse effect upon our financial position, results of operations, or cash flows.
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
(d) Asset Retirement Obligations (“ARO”)
The changes in the aggregate carrying amount of our ARO liability are as follows:

	December 31,
	2021	2020
	(In thousands)
Beginning balance	$6,332	$6,523
Additional accruals	316	119
Accretion expense	407	348
Obligations settled	(1,285)	(1,164)
Foreign currency translation	(383)	506
Ending balance	$5,387	$6,332

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
Based on the funded status and a related change in accrued pension obligations we reported a decrease in our accumulated other comprehensive income (loss) of approximately $13.4 million and an increase of $9.9 million as of December 31, 2021 and 2020, respectively.
Non-U.S. Retirement Benefit Plan. The Company sponsors defined benefit pension and retirement plans (“non-U.S. Pension Plans”) in certain foreign subsidiaries. Generally, the Company’s non-U.S. Pension Plans are funded using the projected benefit as a target in countries where funding of benefit plans is required.
Based on the funded status and a related change in accrued pension obligations we reported a decrease in our accumulated other comprehensive income (loss) of approximately $9.2 million and an increase $2.8 million as of December 31, 2021 and 2020, respectively.

The 2021 measurement date of the Pension Plan’s assets and obligations was December 31, 2021. Information concerning the pension obligation, plan assets, amounts recognized in our financial statements, and underlying actuarial and other assumptions are as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2021	2020	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$215,618	$194,897	$112,764	$95,265
Service cost	—	187	1,984	1,861
Interest cost	5,588	6,621	1,247	1,656
Participant contributions	—	—	267	242
Benefits paid	(8,614)	(8,170)	(5,524)	(5,255)
Plan amendments	—	—	—	—
Settlements	—	—	(284)	(1,018)
Other events	—	—	—	9,183
Actuarial (gain) loss	(3,965)	22,083	(4,230)	5,326
Exchange rate (gain) loss	—	—	(3,318)	5,504
Benefit obligation at end of period	208,627	215,618	102,906	112,764
Change in plan assets:
Fair value at beginning of period	147,328	131,980	69,286	52,680
Return on plan assets	16,975	19,653	6,474	7,501
Employer contributions	10,250	3,865	5,598	5,502
Participant contributions	—	—	267	242
Benefits paid	(8,614)	(8,170)	(5,524)	(5,255)
Settlements	—	—	(284)	(1,018)
Other events	—	—	—	6,952
Exchange rate (gain) loss	—	—	(1,293)	2,682
Fair value at end of period	165,939	147,328	74,524	69,286
Funded status at end of period	$(42,688)	$(68,290)	$(28,382)	$(43,478)
Amounts recognized on balance sheet:
Current liabilities	$—	$—	$(2,750)	$(2,945)
Noncurrent liabilities	(42,688)	(68,290)	(25,632)	(40,533)
	$(42,688)	$(68,290)	$(28,382)	$(43,478)
Amounts recognized in accumulated other comprehensive loss:
Prior service costs	$—	$—	$2,347	$2,754
Net actuarial loss	54,983	68,407	12,353	21,112
Amounts recognized in accumulated other comprehensive loss	$54,983	$68,407	$14,700	$23,866

Accumulated benefit obligations	$208,627	$215,618	$96,349	$106,525

Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	U.S. Plans	Non-U.S. Plans
	(In thousands)
Employer Contributions
2022 Employer contributions	$—	$4,661
Benefit Payments
2022	$8,800	$5,576
2023	9,074	4,728
2024	9,339	5,041
2025	9,643	5,969
2026	9,897	6,830
Years 2026-2030	53,665	31,959
Total Benefit Payments	$100,418	$60,103
Net Periodic Pension Costs. Net periodic pension costs consist of the following components:

	U.S. Plans			Non-U.S. Plans
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(In thousands)
Service cost benefits earned during the period	$—	$187	$2,671	$1,984	$1,861	$1,491
Interest on prior year’s projected benefit obligation	5,588	6,621	7,781	1,247	1,656	2,112
Expected return on plan assets	(9,931)	(9,106)	(10,065)	(3,427)	(2,731)	(2,520)
One-time settlement costs	—	—	—	32	143	56
Amortization of prior service costs	—	—	—	236	17	34
Amortization of net actuarial loss	2,416	1,634	3,487	904	1,050	419
Net periodic pension costs	$(1,927)	$(664)	$3,874	$976	$1,996	$1,592
Significant Assumptions. Discount rates are determined annually and are based on rates of return of high-quality long-term fixed income securities currently available and expected to be available during the maturity of the pension benefits.

	U.S. Plans		Non-U.S. Plans
	December 31,		December 31,
	2021	2020	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.91%	2.66%	1.66%	1.13%
Rates of increase in salary compensation level	N/A	3.00%	3.03%	2.73%
Expected long-term rate of return on plan assets	7.00%	7.00%	4.96%	4.93%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.66%	3.45%	1.13%	1.79%
Rates of increase in salary compensation level	N/A	3.00%	2.73%	2.96%
Expected long-term rate of return on plan assets	7.00%	7.00%	4.93%	5.24%
Our management relied in part on actuarial studies in establishing the expected long-term rate of return on assets assumption. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the Pension Plans to determine the average rate of earnings expected on the funds invested to provide for the Pension Plans' benefits. While the studies give appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on our most recent study, the expected long-term return assumption for our U.S. Pension Plans effective for 2022 will be 7.0% and 5.0% for our non-U.S. Pension Plans.

Based on the U.S. Pension Plan’s current target asset allocation, the median estimate for future asset returns (before non-investment expenses) was 7.5%. The asset return assumption set for determining the 2021 FASB ASC 715 expense was 7.0%, after non-investment expenses paid by the Trust. For the past three years, non-investment related expenses have averaged 0.5%. Therefore, the 7.0% return after non-investment expenses assumption is equivalent to a gross assumption of 7.5% (7.0% + 0.5%). An 7.5% rate (before non-investment expenses) falls within an acceptable range of simulated asset returns, between the 40th and 60th percentile.
Pension Plan Assets. We maintain target allocation percentages among various asset classes based on an investment policy established for our Pension Plans. The target allocation is designed to achieve long term objectives of return, while mitigating downside risk and considering expected cash flows. Our investment policy is reviewed from time to time to ensure consistency with our long term objectives. Our Pension Plan asset allocations at December 31, 2021 and 2020 by asset category are as follows:

	U.S. Plans			Non-U.S. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
	2021	2021	2020	2021	2021	2020
Equity	50.0%	72.2%	68.1%	45.0%	38.6%	36.2%
Debt	35.0	27.8	31.9	—	44.3	50.9
Other	15.0	—	—	55.0	17.1	12.9
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
No pension assets were invested in debt or equity securities of Kraton at December 31, 2021 or 2020.
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

	Pension Plan Assets Fair Value Measurements at December 31, 2021
	Total	Quoted Prices In Active Markets Identical Assets (Level 1)	Significant Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash and Cash Equivalents	$4,798	$1,545	$3,253	$—
Equity	$148,518	$77,509	$71,009	$—
Debt	79,136	9,386	69,750	—
Other	8,011	—	—	8,011
Total	$240,463	$88,440	$144,012	$8,011
___________________________________________
(1)Included are plan assets of $79.0 million, which are comprised of $42.3 million and $36.7 million in equity and debt, respectively, valued using the net asset value practical expedient measuring the fair value of investments in certain entities that calculate net asset value per share (or its equivalent).

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
ASC 715, “Compensation-Retirement Benefits,” requires that we measure the plans’ assets and obligations that determine our funded status at the end of each fiscal year. The 2021 measurement date of the plans’ assets and obligations was December 31, 2021. We are also required to recognize as a component of accumulated other comprehensive income (loss) the changes in funded status that occurred during the year that are not recognized as part of new periodic benefit cost.
Based on the funded status of our postretirement benefit plan as of December 31, 2021 and 2020, we reported an increase in our accumulated other comprehensive income (loss) of approximately $0.1 million and an increase of $2.9 million, respectively, and a related change in accrued pension obligations.
Information concerning the plan obligation, the funded status and amounts recognized in our financial statements and underlying actuarial and other assumptions are as follows:

	December 31,
	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$26,169	$23,979
Service cost	338	291
Interest cost	648	789
Benefits and expenses paid (premiums)	(1,230)	(921)
Actuarial (gain) loss	(658)	2,031
Plan amendments	—	—
Benefit obligation at end of period	25,267	26,169
Change in plan assets (1):
Fair value at beginning of period	—	—
Employer contributions	1,230	921
Benefits paid	(1,230)	(921)
Fair value at end of period	—	—
Funded status at end of year	$(25,267)	$(26,169)

___________________________________________
(1)Shell Chemicals has committed to a future cash payment related to retiree medical expenses based on a specified dollar amount per employee, if certain contractual commitments are met. We have recorded an asset of approximately $3.0 million and $4.4 million as our estimate of the present value of this commitment as of December 31, 2021 and 2020, respectively.

	December 31,
	2021	2020
	(In thousands)
Amounts recognized in the balance sheet:
Current liabilities	$(1,537)	$(1,443)
Noncurrent liabilities	(23,730)	(24,726)
	$(25,267)	$(26,169)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$(5,760)	$(7,507)
Net actuarial loss	$9,344	$10,977
	$3,584	$3,470
Estimated Future Cash Flows. The following employer contributions and benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Retiree Medical Plan
(In thousands)
Employer Contributions
2022 Employer contributions	$1,559
Benefit Payments
2022	$1,559
2023	1,521
2024	1,505
2025	1,515
2026	1,473
Years 2026-2030	7,219
Total Benefit Payments	$14,792
Net periodic benefit costs consist of the following components:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Service cost	$338	$291	$290
Interest cost	648	789	941
Amortization of prior service cost	(1,747)	(1,747)	(1,747)
Amortization of net actuarial loss	975	887	621
Net periodic benefit costs	$214	$220	$105

	December 31,
	2021	2020
Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2021	12/31/2020
Discount rate	2.86%	2.55%
Rates of increase in salary compensation level	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.55%	3.34%
Rates of increase in salary compensation level	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A

	December 31,
	2021	2020
Assumed Pre-65 health care cost trend rates:
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2026	2026

December 31,
	2021	2020
Assumed Post-65 health care cost trend rates:
Health care cost trend rate assumed for next year	N/A	N/A
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A
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
For our employees who were employed as of February 28, 2001, and who were previously employed by Shell Chemicals, we recognize their Shell Chemicals years of service for purposes of determining employer contributions under our Plan. Our contributions to the plan for the years ended December 31, 2021, 2020, and 2019, were $11.0 million, $10.6 million, and $9.7 million, respectively.

13. Industry Segment and Foreign Operations
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
Operating Results by Segment

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,098,785	$871,344	$1,970,129	$857,558	$705,592	$1,563,150
Cost of goods sold	775,804	605,569	1,381,373	627,297	537,982	1,165,279
Gross profit	322,981	265,775	588,756	230,261	167,610	397,871
Operating expenses:
Research and development	29,869	10,537	40,406	29,972	10,771	40,743
Selling, general, and administrative	91,360	72,807	164,167	90,074	71,870	161,944
Depreciation and amortization	51,042	75,433	126,475	52,910	73,112	126,022
Impairment of goodwill	—	—	—	—	400,000	400,000
Loss on disposal of fixed assets	292	587	879	503	247	750
Operating income (loss)	$150,418	$106,411	256,829	$56,802	$(388,390)	(331,588)
Other income (expense)			(209)			995
Disposition and exit of business activities			(149)			175,189
Loss on extinguishment of debt			—			(40,843)
Earnings of unconsolidated joint venture			461			457
Interest expense, net			(41,840)			(57,930)
Income (loss) before income taxes			$215,092			$(253,720)

	Year Ended December 31, 2019
	Polymer	Chemical	Total
	(In thousands)
Revenue	$1,052,968	$751,468	$1,804,436
Cost of goods sold	820,410	569,597	1,390,007
Gross profit	232,558	181,871	414,429
Operating expenses:
Research and development	29,392	11,681	41,073
Selling, general, and administrative	86,025	63,775	149,800
Depreciation and amortization	59,151	77,020	136,171
Gain on insurance proceeds	—	(32,850)	(32,850)
Loss on disposal of fixed assets	647	126	773
Operating income (loss)	$57,343	$62,119	119,462
Other expense			3,339
Loss on extinguishment of debt			(3,521)
Earnings of unconsolidated joint venture			506
Interest expense, net			(75,782)
Income (loss) before income taxes			$44,004
Goodwill
The Company conducts an annual impairment review of goodwill on October 1st of each year, unless events occur which trigger the need for an interim impairment review.
2021 Evaluation. As of October 1, 2021, we assessed qualitative factors and determined that it was not more likely than not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the year ended December 31, 2021. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
2020 Evaluation. During the third quarter of 2020, the Company updated its annual long-range plan, taking into consideration the following:
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
Changes in goodwill from January 1, 2021 through December 31, 2021 were as follows:

Chemical
(In thousands)
Balance at January 1, 2021	$375,061
Foreign currency translation	(2,144)
Balance at December 31, 2021	$372,917
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
Long-Lived Assets Including Goodwill and Total Assets

	December 31, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Property, plant, and equipment, net	$521,304	$413,539	$934,843	$523,067	$419,636	$942,703
Investment in unconsolidated joint venture	$12,023	$—	$12,023	$12,723	$—	$12,723
Goodwill	$—	$372,917	$372,917	$—	$375,061	$375,061
Total assets	$1,259,912	$1,394,696	$2,654,608	$1,104,954	$1,356,003	$2,460,957
During the years ended December 31, 2021, 2020, and 2019, no single customer accounted for 10.0% or more of our total revenue.
For geographic reporting, revenue is attributed to the geographic location in which the customers’ facilities are located. Long-lived assets consist primarily of property, plant, and equipment, which are attributed to the geographic location in which they are located and presented at historical cost.
Revenue by Geographic Region

	December 31, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$422,599	$339,670	$762,269	$311,129	$289,989	$601,118
Germany	125,146	58,339	183,485	89,304	44,439	133,743
All other countries	551,040	473,335	1,024,375	457,125	371,164	828,289
	$1,098,785	$871,344	$1,970,129	$857,558	$705,592	$1,563,150

	December 31, 2019
	Polymer	Chemical	Total
	(In thousands)
Revenue:
United States	$352,735	$317,347	$670,082
Germany	107,661	51,598	159,259
All other countries	592,572	382,523	975,095
	$1,052,968	$751,468	$1,804,436
Long-Lived Assets by Geographic Region

	December 31, 2021			December 31, 2020
	Polymer	Chemical	Total	Polymer	Chemical	Total
	(In thousands)
Long-lived assets, at cost:
United States	$687,569	$436,934	$1,124,503	$591,361	$413,787	$1,005,148
Taiwan	195,112	—	195,112	191,726	—	191,726
France	105,259	17,913	123,172	156,410	15,489	171,899
Germany	77,756	6,325	84,081	79,388	6,057	85,445
Sweden	—	74,575	74,575	—	78,329	78,329
All other countries	47,831	77,404	125,235	68,833	73,602	142,435
	$1,113,527	$613,151	$1,726,678	$1,087,718	$587,264	$1,674,982
Our capital expenditures, excluding software and other intangibles, for the Polymer segment, excluding capital expenditures by the KFPC joint venture, were $45.9 million and $36.5 million during the year ended December 31, 2021 and 2020, respectively, and capital expenditures, excluding software and other intangibles, for our Chemical segment were $44.5 million and $37.4 million during the year ended December 31, 2021 and 2020, respectively.
14. Related Party Transactions
We own a 50.0% equity investment in an SBC manufacturing joint venture in Kashima, Japan. Our outstanding payables were $14.8 million and $14.8 million as of December 31, 2021 and 2020, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from the joint venture were $30.0 million, $28.4 million, and $33.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
We own a 50% variable interest in KFPC, an HSBC manufacturing joint venture in Mailiao, Taiwan. The KFPC joint venture is fully consolidated in our financial statements, and our joint venture partner, Formosa Petrochemical Corporation (“FPCC”), is a related party affiliate. Under the terms of the joint venture agreement, FPCC is to provide certain site services and raw materials to KFPC. Additionally, we purchase certain raw materials from FPCC for our other manufacturing locations. Our outstanding payables were $2.5 million and $2.3 million as of December 31, 2021 and 2020, respectively, which were recorded in “Due to related party” liability on the Consolidated Balance Sheets. Our total purchases from this joint venture were $49.1 million, $47.6 million, and $48.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. See Note 15 Variable Interest Entity, for further discussion related to the KFPC joint venture.

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
During the year ended December 31, 2021, KFPC declared a dividend to Kraton and FPCC in aggregate of $0.2 million. The dividend was paid in the fourth quarter of 2021.
The following table summarizes the carrying amounts of assets and liabilities as of December 31, 2021 and 2020 for KFPC before intercompany eliminations. See Note 8 Long Term Debt, for further discussion related to the KFPC Loan Agreement executed on July 17, 2014.

	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$9,890	$3,097
Other current assets	14,814	17,304
Property, plant, and equipment	142,790	150,838
Intangible assets	7,355	7,959
Long-term operating lease assets, net	6,938	7,178
Other long-term assets	2,683	6,510
Total assets	$184,470	$192,886

Current portion of long-term debt	$67,726	$72,156
Current liabilities	8,273	5,209
Long-term debt	—	17,559
Deferred income taxes	675	1,984
Long-term operating lease liabilities	6,445	6,700
Total liabilities	$83,119	$103,608

16. Subsequent Events
We have evaluated significant events and transactions that occurred after the balance sheet date and determined that there were no events or transactions that require recognition or disclosure in our consolidated financial statements for the period ended December 31, 2021.

KRATON CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2021, 2020, and 2019
(In thousands)

	Balance at Beginning of Period	Net Expenses	Write-offs	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2021	$598	$86	$—	$684
Year Ended December 31, 2020	$434	$164	$—	$598
Year Ended December 31, 2019	$784	$(117)	$(233)	$434

	Balance at Beginning of Period	Net Expenses	Foreign Currency	Balance at End of Period
Inventory reserves:
Year Ended December 31, 2021	$8,968	$(1,700)	$(137)	$7,131
Year Ended December 31, 2020	$8,923	$22	$23	$8,968
Year Ended December 31, 2019	$8,951	$6	$(34)	$8,923